Form 10-K
period 2006-09-30
Energy Services Acquisition Corp.
filed 2006-12-18
CIK 1357971

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the Fiscal Year Ended September 30, 2006

                                       OR

[ ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from to

                        Commission File Number: 001-32998

                        Energy Services Acquisition Corp.
          ----------------------------------------------------
         (Exact Name of Registrant as Specified in its Charter)

          Delaware                                    20-4606266
  -------------------------------         -------------------------------------
 (State or Other Jurisdiction            (I.R.S. Employer Identification Number)
 of Incorporation or Organization)

   2450 First Avenue, Huntington, West Virginia                       25703
  ---------------------------------------------                   -------------
   (Address of Principal Executive Office)                         (Zip Code)

                                 (304) 528-2791
                -------------------------------------------------
               (Registrant's Telephone Number including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

                                                           Name of Each Exchange
 Title of Class                                             On Which Registered
------------------                                         ---------------------

Common Stock, par value $0.0001 per share                American Stock Exchange

Units (each Unit consisting of one share
of Common Stock and two Warrants)                        American Stock Exchange

Warrants (each Warrant is exercisable                    American Stock Exchange
for one share of Common Stock)

           Securities Registered Pursuant to Section 12(g) of the Act:

                                      None
                                 ---------------
                                (Title of Class)

     Indicate by check mark if the registrant is a well-known  seasoned  issuer,
as defined in Rule 405 of the Securities Act.   YES  X    NO
                                                   -----     ----

     Indicate by check mark if the  registrant  is not  required to file reports
pursuant to Section 13 or Section 15(d) of the Act. YES       NO X
                                                       -----    ----

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
requirements for the past 90 days. YES X    NO.
                                      ----     ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]   Accelerated Filer [ ]    Non-Accelerated Filer [X]

     As of December 8, 2006, there were issued and outstanding 10,750,000 shares of the Registrant's Common Stock.

     Indicate  by check mark  whether  the  Registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act). YES X      NO
                                               ----      ----

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on March 31, 2006, as reported by the American Stock Exchange, was zero, as the Company's securities commenced trading on August 31, 2006.

                       DOCUMENTS INCORPORATED BY REFERENCE

                        Energy Services Acquisition Corp.
                           Annual Report On Form 10-K
                            For The Fiscal Year Ended
                               September 30, 2006


                                Table Of Contents

                                     PART I

ITEM 1.       Business.........................................................1

ITEM 1A.      Risk Factors.....................................................9

ITEM 2.       Properties......................................................22

ITEM 3.       Legal Proceedings...............................................22

ITEM 4.       Submission of Matters to a Vote of Security Holders.............22

                                     PART II

ITEM 5.       Market for Registrant's Common Equity, Related Stockholder
               Matters and Issuer Purchases of Equity Securities..............22

ITEM 6.       Selected Financial Data.........................................24

ITEM 7.       Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................24

ITEM 7A.      Quantitative and Qualitative Disclosures About Market Risk......26

ITEM 8.       Financial Statements and Supplementary Data.....................26

ITEM 9.       Changes In and Disagreements With Accountants on
               Accounting and Financial Disclosure............................26

ITEM 9A.      Controls and Procedures.........................................26

ITEM 9B.      Other Information...............................................26

                                    PART III

ITEM 10.      Directors and Executive Officers of the Registrant..............26

ITEM 11.      Executive Compensation..........................................28

ITEM 12.      Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters.....................29

ITEM 13.      Certain Relationships and Related Transactions..................30

ITEM 14.      Principal Accountant Fees and Services..........................31

                                     PART IV

ITEM 15.      Exhibits and Financial Statement Schedules......................31

Signatures    ................................................................33

                                     PART I

ITEM 1.           Business

Forward Looking Statements

     This Annual Report contains certain "forward-looking statements" which may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing products and services.

Overview

     We are a blank check company incorporated in Delaware on March 31, 2006, in order to serve as a vehicle for a business combination with an operating business or businesses. Our efforts in identifying a prospective target business will not be limited to a particular industry, although we intend to focus our efforts on cash flow positive companies that have historically generated positive earnings before interest, taxes and depreciation in basic industry opportunities involving energy services. Although we intend to focus our efforts on acquiring an operating business in the energy services sector headquartered in North America, we will consider opportunities to acquire a business unrelated to the energy services sector should such an opportunity be presented to us. Consequently, we are not limited to acquiring a company in any particular industry or type of business.

     On September 6, 2006, we completed our initial public offering of 8,600,000 units. Each unit consists of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $6.00 per unit, generating gross proceeds of $51,600,000. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the public offering that were deposited into a trust fund were $48,972,000. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest and dividends. As of September 30, 2006, there was $50,181,173 held in the trust fund, which includes $2,000,000 raised in connection with a prior private placement of common stock and warrants.

     On October 3, 2006, we were informed by Ferris, Baker Watts, Incorporated, the lead underwriter for our initial public offering of units, that the separate trading of the our common stock and warrants may commence on or about October 3, 2006. On October 3, 2006, the common stock and warrants began to trade on the American Stock Exchange under the symbols "ESA" and "ESA-WS," respectively.

     We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate a business combination. We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

     Examples of qualities we will look for in a target company include:

     o    experienced operating management groups;

     o demonstrated track records of historical growth in revenues and positive cash flow;

     o involvement in an industry providing opportunity for additional acquisitions;

     o    regulatory or technical barriers to entry; and/or

     o companies with identifiable growth prospects with a need for growth capital.

     We intend to seek our target business opportunities from various internal and external sources. We believe that we will be able to generate deal flow from internal sources primarily resulting from personal contacts and relationships that our officers and directors have developed and maintain in the private equity and mergers and acquisition industry, as well as through relationships they have developed and maintain with various professionals, including accountants, consultants, commercial bankers, attorneys, regional brokers and other investors. Initially, we intend to utilize these contacts for the purpose of assisting us in identifying and evaluating potential acquisition candidates, although no such activities have been initiated yet. We will also seek to generate potential transactions from external sources by contacting investment bankers, venture capital funds, private equity funds, and other members of the financial community which may present solicited or unsolicited proposals. While our management team is experienced in running companies in a variety of industries we have not run a company in the energy services sector. We are working with our advisors to identify persons with expertise in the energy services sector. Such individuals, it is hoped, will assist us in identifying and evaluating acquisition opportunities in the energy services sector.

Selection of a target business and structuring of a business combination

     Marshall T. Reynolds is supervising the process of evaluating prospective target businesses, and we expect that he will devote substantial time to our business once we have signed a term sheet with a target business that provides for a business combination conditioned in part on the completion of due diligence. Marshall T. Reynolds will be assisted in his efforts by us, together with our outside attorneys, accountants and other representatives.

     Subject to the requirement that our initial business combination, which may be a transaction to acquire one or more businesses simultaneously, must be with a target business with a fair market value that is at least 80% of our net assets (excluding deferred non-accountable expense allocation of the underwriters held in trust) at the time of such acquisition, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management will consider, among other factors, the following:

     o    financial condition and results of operation;

     o    cash flow potential;

     o    growth potential;

     o experience and skill of management and availability of additional personnel;

     o    capital requirements;

     o    competitive position;

     o    barriers to entry;

     o    stage of development of the products, processes or services;

     o    customer base;

     o security measures employed to protect technology, trademarks or trade secrets;

     o degree of current or potential market acceptance of the products, processes or services;

     o proprietary features and degree of intellectual property or other protection of the products, processes or services;

     o    regulatory environment of the industry; and

     o    costs associated with effecting the business combination.

     These criteria are not intended to be exhaustive and we have not established any specific quantitative criteria or formula to evaluate a prospective target business. We will consider acquiring an underperforming or distressed company based on the above-listed factors, although we do not intend to focus our efforts on acquiring such a company. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us.

     The structure of a particular business combination may take the form of a merger, capital stock exchange, asset acquisition or other similar structure. Although we have no current commitments to issue our securities, we may issue a substantial number of additional shares of our common stock or preferred stock, a combination of common and preferred stock, or debt securities, to complete a business combination.

     The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination. However, we will not pay any finder's or consulting fees to our initial stockholders, or any of their respective affiliates, for services rendered to or in connection with a business combination. We will not, and no other person or entity will, pay any finder's or consulting fees to our existing directors, officers or stockholders, or any of their respective affiliates, for services rendered to or in connection with a business combination. In addition, we will not make any other payment to them out of the proceeds of our initial public offering (or the funds held in trust) other than reimbursement for any out-of-pocket expenses they incur in conducting due diligence, the payments to Chapman Printing Co. for reimbursable expenses and for the repayment of the $225,000 in advances from Marshall T. Reynolds to us (which consists of a $150,000 loan plus the advance of $75,000 for the American Stock Exchange listing fee). This arrangement is being agreed to by Chapman Printing Co. for our benefit and is not intended to provide Marshall T. Reynolds compensation in lieu of salary.

Fair market value of target business

     The initial target business or businesses that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition. Deferred non-accountable expense allocation of the underwriters held in trust shall be excluded from our net assets when calculating the 80% fair market value requirement. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. To further minimize the potential appearance of a conflict of interest, we will not consummate a business combination with an entity which is affiliated with any of our initial stockholders, officers or directors unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our stockholders from a financial point of view. In the event that we obtain such opinion, we will file it with the Securities and Exchange Commission.

Stockholder approval of business combination

     Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

     In connection with the vote required for any business combination, all of our initial stockholders, including all of our officers and directors, have agreed to vote their respective shares of common stock owned by them immediately prior to our initial public offering, as well as any shares of common stock acquired in connection with or following our initial public offering, in accordance with the majority of the shares of common stock voted by the public stockholders. We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 20% of the shares sold in our initial public offering both vote against the business combination and exercise their conversion rights. We will only structure or consummate a business combination in which all stockholders exercising their conversion rights, up to 19.99%, are entitled to receive their pro rata portion of the trust account (net of taxes payable). Additionally, we will not propose a business combination to our stockholders which includes a provision that such business combination will not be consummated if stockholders owning less than 19.99% vote against such business combination and exercise their conversion rights as described herein. In addition, if we seek approval from our stockholders to consummate a business combination within 90 days of the expiration of 24 months (assuming that the period in which we need to consummate a business combination has been extended, as provided in our amended and restated certificate of incorporation) from the date of our initial public offering, the proxy statement related to such business combination will also seek stockholder approval for our board's recommended plan of dissolution and distribution, in the event our stockholders do not approve such business combination.

Conversion rights

     At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder's shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust account, inclusive of any interest (calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares of common stock sold in our initial public offering. Without taking into account any interest earned on the trust account or related income taxes, the initial per-share conversion price would be approximately $5.81 or $0.19 less than the per-unit offering price of $6.00. We will take steps to try to protect the assets held in trust from third-party claims. However, to the extent that such claims are successfully made against the trust assets, they may reduce the per-share conversion price below approximately $5.81.

     An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who convert their stock into their share of the trust account still have the right to exercise the warrants that they received as part of the units. We will not complete any business combination if public stockholders, owning an aggregate of 20% or more of the shares sold in our initial public offering both vote against a business combination and exercise their conversion rights. We will only structure or consummate a business combination in which all stockholders exercising their conversion rights, up to 19.99%, are entitled to receive their pro rata portion of the trust account (net of taxes payable). Additionally, we will not propose a business combination to our stockholders which includes a provision that such business combination will not be consummated if stockholders owning less than 19.99% vote against such business combination and exercise their conversion rights as described herein. In addition, if we seek approval from our stockholders to consummate a business combination within 90 days of the expiration of 24 months (assuming that the period in which we need to consummate a business combination has been extended, as provided in our amended and restated certificate of incorporation) from the date of our initial public offering, the proxy statement related to such business combination will also seek stockholder approval for our board's recommended plan of dissolution and distribution, in the event our stockholders do not approve such business combination.

Dissolution and liquidation if no business combination

     If we do not complete a business combination within 18 months after September 6, 2006, the date we completed our initial public offering, or within 24 months if the extension criteria described below have been satisfied, we will be dissolved and distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest, plus any remaining net assets. Our initial stockholders have waived their rights to participate in any liquidation distribution with respect to shares of common stock owned by them immediately prior to our initial public offering and with respect to the 3,076,923 warrants purchased in the private placement. There will be no distribution from the trust account with respect to our warrants, which will expire worthless.

     We currently believe that any plan of dissolution and distribution subsequent to the expiration of the 18 and 24 month deadlines would proceed in the following manner:

     o our board of directors will, prior to the passing of such deadline, convene and adopt a specific plan of dissolution and distribution, which it will then vote to recommend to our stockholders; at such time it will also cause to be prepared a preliminary proxy statement setting out such plan of dissolution and distribution and the board's recommendation of such plan;

     o upon such deadline, we would file the preliminary proxy statement with the Securities and Exchange Commission;

     o if the Securities and Exchange Commission does not review the preliminary proxy statement, then 10 days following the passing of such deadline, we will mail the proxy statements to our stockholders, and 30 days following the passing of such deadline we will convene a meeting of our stockholders at which they will either approve or reject our plan of dissolution and distribution; and

     o if the Securities and Exchange Commission does review the preliminary proxy statement, we currently estimate that we will receive their comments 30 days following the passing of such deadline. We will mail the proxy statements to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty), and we will convene a meeting of our stockholders at which they will either approve or reject our plan of dissolution and distribution.

     In the event we seek stockholder approval for a plan of dissolution and distribution and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. Pursuant to the terms of our amended and restated certificate of incorporation, our powers following the expiration of the permitted time periods for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. The funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released. Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in our trust account and the funds will not be available for any other corporate purpose. In addition, if we seek approval from our stockholders to consummate a business combination within 90 days of the expiration of 24 months (assuming that the period in which we need to consummate a business combination has been extended, as provided in our amended and restated certificate of incorporation) from the date of our initial public offering, the proxy statement related to such a business combination will also seek stockholder approval for our board's recommended plan of distribution and dissolution, in the event our stockholders do not approve such a business combination. If we seek approval
                                       5
from our stockholders to consummate a business combination more than 90 days before the expiration of 24 months (assuming that the period in which we need to consummate a business combination has been extended, as provided in our amended and restated certificate of incorporation) from the date of our initial public offering, the proxy statement related to such business combination will not be required to seek stockholder approval for our board's recommended plan of dissolution and distribution, in the event our stockholders do not approve such business combination, although we may include such proposal in our discretion. If no proxy statement seeking the approval of our stockholders for a business combination has been filed 30 days prior to the date which is 24 months from the date of our initial public offering, our board will, prior to such date, convene, adopt and recommend to our stockholders a plan of dissolution and distribution, and on such date file a proxy statement with the Securities and Exchange Commission seeking stockholder approval for such plan. Immediately upon the approval by our stockholders of our plan of dissolution and distribution, we will liquidate our trust account to our public stockholders.

     If we were to expend none of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price would be approximately $5.81, plus available interest or $0.19 less than the per-unit offering price of $6.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which could be senior to the claims of our public stockholders. Although we will seek to have all vendors, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust fund. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party's engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. If we liquidate before the completion of a business combination and distribute the proceeds held in trust to our public stockholders, Marshall T. Reynolds has agreed to indemnify us against any claims by any vendor, prospective target business or other entities that would reduce the amount of the funds in trust. However, we cannot assure you that Marshall T. Reynolds will be able to satisfy those obligations. Furthermore, we cannot assure you that the actual per-share liquidation price will not be less than $5.81, plus available interest, due to claims of creditors.

     If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to the expiration of 18 months after the consummation of our initial public offering, but are unable to complete the business combination within the 18-month period, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so within 24 months following the consummation of our initial public offering, we will then liquidate. Upon notice from us, the trustee of the trust account will commence liquidating the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public stockholders. We anticipate that our instruction to the trustee would be given after the expiration of the applicable 18-month or 24-month period. We cannot provide investors a specific timetable for our dissolution and liquidation and there will be delays in the distribution of funds from the trust account due to the time involved in the dissolution process.

     If we do not complete a business combination within 18 months after September 6, 2006, the date we completed our initial public offering (or within 24 months after the consummation of our initial public offering if a letter of intent, agreement in principle or definitive agreement is executed within 18 months after the consummation of our initial public offering and the business combination relating thereto is not consummated within such 18-month period), we will dissolve and distribute to our public stockholders an amount equal to the amount in the trust account, inclusive of any interest, net of taxes plus any remaining assets. The Delaware General Corporation Law provides two procedures for persons to file a claim against a corporation that dissolves. Under Delaware law, creditors of a corporation have a superior right to stockholders in the distribution of assets upon dissolution. Consequently, if the trust account is dissolved and paid out prior to all creditors being paid on their claims, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution.

     If the corporation complies with procedures set forth at Section 280 of the Delaware General Corporation Law, it must provide a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder's pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. If reasonable provision for claims cannot be made out of funds generated by the interest on the trust account, such provision could reduce the amount immediately distributable in liquidation. Consequently, final liquidating distribution of amounts remaining in provision for claims could be delayed.

     In the event that the corporation chooses not to follow the procedures set forth at Section 280 of the Delaware General Corporation Law for permitting claims to be filed against a corporation, Section 281(b) of the Delaware General Corporation Law requires that the corporation, or any successor entity, adopt a plan of distribution under which the dissolved corporation: (i) pays, or makes reasonable provision to pay all claims and obligations, including contingent, conditional, or unmatured contractual claims known to the corporation or successor entity; (ii) makes provisions which are reasonably sufficient to provide compensation for any claim against the corporation which is the subject of a pending action, suit or proceeding to which the corporation is a party; and
(iii) provides compensation for claims that have not been made against the corporation, but based on facts known to the corporation or successor entity are likely to arise within 10 years after the date of dissolution. The plan of dissolution must provide that all claims will be paid in full. If there are insufficient assets to satisfy such claims the plan must indicate that claims shall be paid, or provided for according to their priority and, among claims of equal priority, ratably to the extent there are assets legally available. Any remaining assets shall be distributed to the stockholders of the dissolved corporation.

     We cannot predict at this time whether we will comply with the procedures set forth in Sections 280 or 281(b) of the Delaware General Corporation Law. Compliance with Sections 280 and 281(b) is designed to provide a "safe harbor" such that directors (or governing persons of a successor entity) will not be held personally liable to unpaid claimants of the corporation for having improperly distributed assets. If we elect to comply with Section 280 of the Delaware General Corporation Law, we would obtain greater certainty as to potential claims, and we, or our successor entity may reject, in whole or in part, claims that are made. In addition, should we choose to comply with Section 280, a claimant who receives actual notice as required by Section 280 would be barred from receiving payment if the claimant failed to present the claim in accordance with the timeframes described above. If we elect to comply with the procedures set forth at Section 281(b) of the Delaware General Corporation Law, stockholders will not know at the time of dissolution the scope of potential claims against the corporation. Our stockholders could therefore, potentially be liable for claims to the extent of distributions received by them in a dissolution and any liability of our stockholders will extend beyond the third anniversary of such dissolution.

     We intend to pay the costs of any dissolution from our working capital. Dissolution of a company under Delaware law requires filing a Plan of Dissolution with the State of Delaware and will require an affirmative vote of stockholders; therefore we cannot provide investors a specific timetable for our dissolution and liquidation and there will be delays with distributing the funds in the trust account due to the process of dissolving the company. In addition, we estimate our total costs and expenses for implementing and completing a plan of dissolution and liquidation will be in the range of $50,000 to $75,000. This amount includes all costs and expenses relating to filing of our dissolution in the State of Delaware, the winding up of our company and the costs of a proxy statement and meeting relating to the approval by our stockholders (if required) of our plan of dissolution and liquidation. We believe that there should be sufficient interest on the trust account available to us to fund the $50,000 to $75,000 of expenses, although we cannot give you assurances that these will be sufficient funds for such purposes. If these funds are not sufficient, we will use funds from the trust fund to pay these costs. Delaware law provides that stockholders must approve the dissolution of the corporation. In the event that stockholders do not approve the dissolution of the corporation the Board of Directors will request that the trust account be distributed to stockholders, and the corporate charter will continue to exist; however, we will become inactive. We will not invest, reinvest or trade in securities, nor will we take any other action that would cause us to be considered an "investment company" under the Investment Company Act of 1940. Since creditors have a priority claim to the corporate assets, perfected claims against us would result in reduced distributions from the trust to stockholders. Furthermore, in the event that we file for bankruptcy, protection or an involuntary bankruptcy case is filed against us, a bankruptcy court may prohibit the payment of trust funds to stockholders during the pendency of bankruptcy proceeding. If we liquidate before the completion of a business combination and distribute the proceeds held in trust to our public stockholders, Marshall T. Reynolds has agreed to indemnify us against any claims by any vendor, prospective target business or other entities that would reduce the amount of the funds in the trust. For example, a potential target business may bring an action claiming that we failed to bargain in good faith, resulting in a lost opportunity and claiming damages. Under such circumstances, we may seek indemnification for any losses that may be adjudged against us.

     Our public stockholders will receive funds from the trust account only in the event of our dissolution and liquidation (assuming there are no outstanding claims against the trust) or if the stockholders seek to convert their respective shares into cash upon a business combination which the stockholder voted against and which is completed by us. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account.

Competition

     In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Further:

     o our obligation to seek stockholder approval of a business combination may delay or threaten the completion of a transaction;

     o our obligation to convert into cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination; and

     o our outstanding warrants and the option, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

     Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that to the extent that our target business is a privately held entity, our status as a well-financed public entity may give us a competitive advantage over entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

     If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

     We have two executive officers, both of whom are members of our board of directors. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs, although we expect for Marshall T. Reynolds to devote substantial time to our business once we have signed a letter of intent or agreement in principle with a target business that provides for a business combination conditioned in part on the completion of due diligence. The amount of time they will devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full time employees prior to the consummation of a business combination.

ITEM 1A.   Risk Factors

We are a development stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objectives.

     We are a recently incorporated development stage company with no operating results to date. Since we do not have any operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We have no plans, arrangements or understandings with any prospective acquisition candidates. We will not generate any revenues (other than interest income on the proceeds from our offering) until, at the earliest, after the consummation of a business combination. We cannot assure you as to when or if a business combination will occur.

We may not be able to consummate a business combination within the required time frame, in which case we would be forced to liquidate.

     We must complete a business combination, which may be a transaction to acquire one or more businesses simultaneously, with a fair market value of at least 80% of our net assets (excluding deferred compensation of the underwriters held in trust) at the time of acquisition within 18 months after September 6, 2006, the date we completed our initial public offering (or within 24 months after the consummation of our initial public offering if a letter of intent, agreement in principle or a definitive agreement has been executed within 18 months after the consummation of our initial public offering and the business combination relating thereto has not yet been consummated within such 18-month period). If we fail to consummate a business combination within the required time frame, we will be forced to liquidate our assets. We may not be able to find a suitable target business within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of a business combination. We do not have any specific business combination under consideration and we have not had any preliminary contacts or discussions with any target business regarding a business combination.

If we are unable to complete a business combination and are forced to liquidate and distribute the trust account, our public stockholders may receive less than $6.00 per share upon distribution of the trust account and our warrants will expire worthless.

     If we are unable to complete a business combination and are forced to liquidate our assets, the per-share liquidation distribution may be less than $6.00 because of the expenses of our offering, our general and administrative expenses and the anticipated costs of seeking a business combination. Without taking into account interest earned on the trust account or related income taxes (net of tax, income used for working capital and loan repayment), the initial per-share conversion price would be approximately $5.81, or $0.19 less than the offering price of $6.00. Interest earned on the trust account, net of taxes, will be included in payments to our stockholders in the event of a liquidation; however, such interest will be reduced by the up to $1,200,000 that is available to be used for working capital purposes. Furthermore, there will be no distribution with respect to our outstanding warrants, which will expire worthless if we liquidate before the completion of a business combination. For a more complete discussion of the effects on our stockholders if we are unable to complete a business combination, see the section appearing elsewhere in this annual report entitled "Dissolution and liquidation if no business combination."

     We expect that all costs associated with implementing our plan of dissolution and liquidation as well as payments to any creditors will be funded from the interest on the trust account available to us as working capital, but if those funds are not sufficient for those purposes or to cover our liabilities and obligations, the amount distributed to our public stockholders would be less than $5.81 per share. We estimate that our total costs and expenses for implementing and completing our stockholder-approved plan of dissolution and liquidation will be in the range of $50,000 to $75,000. This amount includes all costs and expenses relating to filing of our dissolution in the State of Delaware, the winding up of our company and the costs of a proxy statement and meeting relating to the approval by our stockholders of our plan of dissolution and liquidation. We believe that there should be sufficient interest on the trust account available to us to fund the $50,000 to $75,000 of expenses, although we cannot give you assurances that these will be sufficient funds for such purposes.

Under Delaware law, the requirements and restrictions relating to our initial public offering contained in our certificate of incorporation may be amended, which could reduce or eliminate the protection afforded to our stockholders by such requirements and restrictions.

     Our certificate of incorporation set forth certain requirements and restrictions relating to our initial public offering that shall apply to us until the consummation of a business combination. Specifically, our certificate of incorporation provides, among other things, that:

     o prior to the consummation of our initial business combination, we shall submit such business combination to our stockholders for approval;

     o we may consummate our initial business combination if: (i) approved by a majority of the shares of common stock voted by the public stockholders (holders of shares contained in the units sold in this offering), and (ii) public stockholders owning less than 20% of the shares contained in the units purchased by the public stockholders in this offering exercise their conversion rights;

     o if our initial business combination is approved and consummated, public stockholders who voted against the business combination and exercised their conversion rights will receive their pro rata share of the trust account;

     o if a business combination is not consummated or a letter of intent, an agreement in principle or a definitive agreement is not signed within the time periods specified, then we will be dissolved and distribute to all of our public stockholders their pro rata share of the trust account; and

     o we may not consummate any other merger, capital stock exchange, stock purchase, asset acquisition or similar transaction other than a business combination that meets the conditions specified in this prospectus, including the requirement that our initial business combination (or series of business combinations) be with one or more operating businesses whose fair market value, either individually or collectively, is equal to at least 80% of our net assets (excluding deferred compensation of the underwriters held in trust) at the time of such business combination.

     Our   certificate   of   incorporation   prohibits  the  amendment  of  the
above-described provisions. However, the validity of provisions prohibiting amendment of the certificate of incorporation under Delaware law has not been settled. A court could conclude that the prohibition on amendment violates the stockholders' implicit rights to amend the corporate charter. In that case, the above-described provisions would be amendable and any such amendment could reduce or eliminate the protection afforded to our stockholders. However, we view the foregoing provisions as obligations to our stockholders, and we will not take any actions to waive or amend any of these provisions.

Since we have not yet selected any target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of any particular target business' operations or the industry or business in which we may ultimately operate.

     Although we intend to focus on acquiring an operating business in the energy service sector headquartered in North America, we may acquire a company operating in any industry we choose. There is no reliable basis for you to currently evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.

We may acquire a target business with a history of poor operating performance and there is no guarantee that we will be able to improve the operating performance of that target business.

     Due to the competition for business combination opportunities, we may acquire a target business with a history of poor operating performance if we believe that target business has attractive technology or presents a business opportunity that can take advantage of trends in the energy services sector. However, we have not identified any specific technology or business that we wish to acquire. Furthermore, we may acquire a poorly performing target business outside the energy services sector that has an attractive technology or presents a business opportunity. Moreover, acquiring a target company with a history of poor operating performance can be extremely risky and we may not be able to improve operating performance. If we cannot improve the operating performance of such a target business following our business combination, then our business, financial condition and results of operations will be adversely affected. Factors that could result in us not being able to improve operating performance include, among other things:

     o    inability to predict changes in technological innovation;

     o inability to hire personnel with appropriate experience to assist us in achieving our turnaround goals;

     o    competition from superior or lower-priced products;

     o loss of a material contract or goodwill associated with prior ownership;

     o    lack of financial resources;

     o    inability to attract and retain key executives and employees;

     o    inability to compete with businesses offering similar services;

     o claims for infringement of third-party intellectual property rights and/or the availability of third-party licenses; and

     o    changes in, or costs imposed by, government regulation.

     Our management team has been successful in improving the profitability of a number of companies.

Our officers and directors will allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs, which could have a negative impact on our ability to consummate a business combination.

     Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. This could have a negative effect on our ability to consummate a business combination. We do not intend to have any full-time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours to our affairs, although we expect Marshall T. Reynolds to devote substantial time to our business during the process of conducting due diligence on a potential target company. If our executive officers' or directors' other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. We cannot assure you that these conflicts will be resolved in our favor.

Stockholders may be held liable for claims by third parties against us to the extent of distributions received by them in a dissolution.

     Upon the approval by our stockholders of our plan of dissolution and distribution, we will liquidate our trust account to our public stockholders and pay, or reserve for payment in accordance therewith, from funds not held in trust, our liabilities and obligations. If we do not complete a business combination within 18 months after the consummation of our initial public offering on September 6, 2006 (or within 24 months after the consummation of our initial public offering if a letter of intent, agreement in principle or definitive agreement is executed within 18 months after the consummation of our initial public offering and the business combination relating thereto is not consummated within such 18-month period), we will dissolve. Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures under Section 281(b) intended to ensure that it adopts a plan of dissolution under which the plan (i) makes reasonable provision for all claims against it, (ii) makes such provisions as will be reasonably likely to be sufficient to provide compensation for any claims against the corporation which is the subject of a proceeding or action, and (iii) makes such provision as will be reasonably likely to be sufficient to provide compensation for claims that have not been made known to the corporation within ten years after the date of dissolution, any liability of stockholders with respect to a liquidating distribution is limited to the lesser is such stockholder's pro rata share of the claim or the amount distributed to the stockholder. If reasonable provision for claims cannot be made out of funds generated by the interest on the trust account or otherwise are not paid by Mr. Reynolds in accordance with his indemnification, such claims could reduce the amount immediately distributable in liquidation. We intend to comply with the procedures set forth in Section 281(b) of the Delaware General Corporation Law. However, if we do not comply with those procedures, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any liability of our stockholders will extend beyond the third anniversary of such dissolution, in accordance with Section 278 of the Delaware General Corporation Law. We cannot predict at this time which procedure of Delaware law we would comply with in the event of liquidation. If we elect to comply with Section 280 of the Delaware General Corporation Law, we would obtain greater certainty as to potential claims, and the corporation, or successor entity may reject, in whole or in part, claims that are made. In addition, should we choose to comply with
Section 280, a claimant who receives actual notice as required by Section 280 would be barred from receiving payment if the claimant failed to present the claim in accordance with the required timeframes. Specifically if the corporation complies with certain procedures intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder's pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. If we elect to comply with the procedures set forth at Section 281(b) of the Delaware General Corporation Law, stockholders will not know at the time of dissolution the scope of potential claims against the corporation. Our stockholders could therefore, potentially be liable for claims to the extent of distributions received by them in a dissolution and any liability of our stockholders will extend beyond the third anniversary of such dissolution.

A significant portion of working capital could be expended in pursuing acquisitions that are not consummated.

     It is anticipated that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. In addition, we may opt to make a deposit or down payment or pay exclusivity or similar fees in connection with structuring and negotiating a business combination. If a decision is made not to complete a specific business combination, the costs incurred up to that point in connection with the abandoned transaction, potentially including a deposit or down payment or exclusivity or similar fees, would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the transaction for any number of reasons, including those beyond our control such as the shares representing 20% or more of the shares of common stock purchased by our public stockholder vote against the transaction and exercise their conversion rights even though a majority of our public stockholders approve the transaction. Any such event will result in a loss to us of the related costs incurred, which could adversely affect subsequent attempts to locate and acquire or merge with another business. For more information, see the section entitled "Selection of a target business and structuring of a business combination."

You will not be entitled to protections normally afforded to investors of blank check companies.

     Since the net proceeds of our initial public offering are intended to be used to complete a business combination with a target business that we have not yet identified, we may be deemed to be a "blank check" company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K with the Securities and Exchange Commission, or SEC, including an audited balance sheet demonstrating this fact, we believe that we are exempt from rules promulgated by the SEC to protect investors of blank check companies, such as Rule 419 promulgated under the Securities Act of 1933, as amended. Accordingly, investors will not be afforded the benefits or protections of those rules. Because we do not believe we are subject to Rule 419, our units were immediately tradable and we have a longer period of time to complete a business combination in certain circumstances.

If third  parties  bring claims  against us, the proceeds held in trust could be
reduced  and  the  per  share   liquidation  or  conversion  price  received  by
stockholders could be less than $5.81 per share.

     Our placing of funds in trust may not protect those funds from third party claims against us or in the event a third party forces us into bankruptcy. Although we will seek to have all vendors, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust fund. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party's engagement would be significantly more beneficial to us than any alternative. If we engage any vendor that refuses to execute such a waiver, the proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders and the per-share liquidation price could be less than $5.81, plus interest, due to claims of such creditors. Moreover, a court may conclude that any third party waivers are unenforceable. Marshall T. Reynolds has agreed to indemnify us against any claims by any vendor, prospective target business or other entities that would reduce the amount of the funds in the trust, including indemnifying us against claims that could be made in the event a third party waiver is deemed to be unenforceable. For example, a potential target business may bring an action claiming that we failed to bargain in good faith, resulting in a lost opportunity and claiming damages. Under such circumstances, we may seek indemnification for any losses that may be adjudged against us. However, we cannot assure you that Marshall T. Reynolds will be able to satisfy those obligations. We sought to confirm that Mr. Reynolds has sufficient funds to satisfy his obligations by reviewing his ownership in other public and private companies, and based on such review, we believe that Mr. Reynolds has access to sources of liquidity (including his marketable securities, and access to funding sources) in the event he is required to satisfy those obligations. In addition, to the extent such claims are successfully made against us prior to the approval of a business combination, such third party claims may result in the per share conversion price received by the stockholders who vote against a business combination and elect to convert their shares into cash being less than approximately $5.81 per share because such claims would be paid directly by us, thereby decreasing the funds available to such stockholders.

     In addition, successful third party claims against us which result in the payment in monies from the trust will reduce the funds available for the acquisition of a target business.

     Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account we cannot assure you we will be able to return to our public stockholders the liquidation amounts due them.

We may issue shares of our capital stock or debt securities to complete a business combination which would reduce the equity interest of our stockholders and could likely cause a change in control of our ownership.

     Our certificate of incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. Immediately after our initial public offering, there were 17,623,077 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and the purchase option granted to Ferris, Baker Watts, Incorporated), and all of the 1,000,000 shares of preferred stock available for issuance. Although we have no commitment as of the date of this annual report to issue our securities, we may issue a substantial number of additional shares of our common stock or preferred stock, a combination of common and preferred stock, or debt securities, to complete a business combination. Although we anticipate that any business combination will be structured such that our company is the surviving entity and the stockholders of the target company would not control the combined company, there is a possibility of a change in control if we issue capital securities or convertible debt to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

     o may significantly dilute the equity interest of investors in our initial public offering;

     o may subordinate the rights of holders of common stock if the preferred stock is issued with rights senior to those afforded to our common stock;

     o could likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

     o    may adversely affect prevailing market prices for our common stock.

     Similarly, if we issue debt securities, it could result in:

     o    default and foreclosure on our assets if our operating  revenues after
          a  business   combination  were   insufficient  to  service  our  debt
          obligations;

     o acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

     o our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

     o our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

     For a more complete discussion of the possible structure of a business combination, see the section entitled "Selection of a target business and structuring of a business combination."

The ability of our stockholders to exercise their conversion rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

     At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder's shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Accordingly, if a business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust fund for possible payment upon such conversion, or we may need to arrange third party financing to help fund the business combination in case a larger percentage of stockholders exercise their conversion rights than we expected. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or the business combination may be more highly leveraged than desirable. As a result, we may not be able to effectuate the most attractive business combination available to us.

Our ability to effect a business combination and to execute any potential business plan afterwards will be dependent upon the efforts of our key personnel.

     Our ability to effect a business combination will be totally dependent upon the efforts of our key personnel. The future role of our key personnel following a business combination, however, cannot presently be fully ascertained. Although some of our key personnel (most likely, Marshall T. Reynolds, Jack M. Reynolds and Edsel R. Burns) may remain associated with the target business following a business combination, some or all of the management of the target business may remain in place. While we intend to closely scrutinize any additional individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. The individuals may be unfamiliar with the requirements of operating a public company as well as with United States securities laws, which could cause us to have to expend time and resources helping them become familiar with such laws. This could be expensive and time consuming and could lead to various regulatory issues which may adversely affect our operations. Moreover, our current management will only be able to remain with the combined company after the consummation of a business combination if they are able to negotiate and agree to mutually acceptable employment terms, which would be determined at such time between the respective parties and which may be a term of the business combination, as part of any such combination, which terms would be disclosed to stockholders in any proxy statement relating to a business combination. If we acquired a target business in an all cash transaction, it would be more likely that current members of management would remain with us if they chose to do so. If a business combination were structured as a merger whereby the stockholders of the target company were to control the combined company following a business combination, it may be less likely that management would remain with the combined company unless it was negotiated as part of the transaction as part of the acquisition agreement; an employment agreement or other arrangement. In making the determination as to whether current management should remain with us following the business combination, management will analyze the experience and skill set of the target business's management and negotiate as part of the business combination that certain members of current management remain if it is believed that it is in the best interests of the combined company post-business combination.

     The financial interest of our officers and directors, including any compensation arrangements they may seek, could influence their motivation in selecting, negotiating and structuring a transaction with a target business. This would result in the current directors and officers having a conflict of interest when determining whether a particular business combination is in the stockholders' or company's best interest.

An effective registration statement may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise his, her or its warrants.

     No warrants will be exercisable and we will not be obligated to issue shares of common stock unless at the time a holder seeks to exercise, a prospectus relating to common stock issuable upon exercise of the warrants is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current prospectus relating to common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. Additionally, we have no obligation to settle the warrants for cash in the absence of an effective registration statement or under any other circumstances. The warrants may be deprived of any value, the market for the warrants may be limited and the holders of warrants may not be able to exercise their warrants if the prospectus relating to the common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside. Consequently, the warrants may expire unexercised or unredeemed.

We may redeem your unexpired warrants prior to their exercise while a prospectus is not current, thereby making your warrants worthless.

     We have the ability to redeem outstanding warrants, in whole or in part, at any time after they become exercisable and prior to their expiration, at the price of $0.01 per warrant, provided that the last reported sales price of the common stock equals or exceeds $8.50 per share for any 20 trading days within a 30 trading-day period following proper notice of such redemption. Such redemption can and may occur while a prospectus is not current and therefore the warrants are not exercisable. If this occurs, your warrants would be worthless.

Private placement warrants have a superior exercise right to warrants received in our initial public offering.

     Warrants issued in the private placement may be exercised pursuant to an exemption to the requirement that the securities underlying such warrant be registered pursuant to an effective registration statement. Therefore, such warrants may be exercised whether or not a current registration statement is in place. The warrants received in our initial public offering are not issued under this exemption, therefore they may only be exercised if a current registration statement is in place. We are required only to use our best efforts to maintain a current registration statement; therefore, the warrants issued in our initial public offering may expire worthless.

The loss of key executives could adversely affect our ability to operate.

     Our operations are dependent upon a relatively small group of key executives consisting of Marshall T. Reynolds, our Chairman and Chief Executive Officer, and Jack M. Reynolds, a director and our President. We believe that our success depends on the continued service of our executive management team. Although we currently intend to retain our existing management and enter into employment or other compensation arrangements with them following our initial business combination, the terms of which have not yet been determined, we cannot assure you that such individuals will remain with us for the immediate or foreseeable future. We do not have employment contracts with any of our current executives. The unexpected loss of the services of one or more of these executives could have a detrimental effect on us.

Our officers and directors may not have significant experience or knowledge of the industry of the target business. This inexperience may adversely affect our ability to successfully operate the business we acquire.

     We cannot assure you that our officers and directors will have experience or sufficient knowledge relating to the industry of the target business to make an appropriate acquisition decision. As a consequence, once we acquire a target business, we may not have the ability to successfully operate it.

Some of our officers and directors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

     Some of our officers and directors may in the future become affiliated with entities, including other "blank check" companies engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities to which they have fiduciary obligations. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor.

All of our officers and directors directly or indirectly own shares of our common stock that will not participate in liquidation distributions and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

     All of our officers and directors directly or indirectly own stock in us, but do not have a right with respect to those shares of common stock acquired by them prior to our initial public offering to receive distributions upon our liquidation. Our initial stockholders paid $25,000 or approximately $0.01 per share for the 2,150,000 shares. Additionally, our five directors (as well as a sixth individual) in accordance with an agreement with Ferris, Baker Watts, Incorporated purchased an aggregate of 3,076,923 warrants in a private placement that occurred prior to our initial public offering. Such warrants have no right to liquidation distributions. The shares and warrants owned by our officers and directors will be worthless if we do not consummate a business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business and completing a business combination within the required time frame. Consequently, our officers' and directors' discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders' best interest.

It is probable that we will only complete one business combination, which will cause us to be solely dependent on a single business and a limited number of products or services.

     The net proceeds from our initial public offering and the private placement provided us with approximately $48,972,000, which we may use to complete a business combination. Our initial business combination must be with a business or businesses with a fair market value of at least 80% of our net assets (excluding deferred compensation of the underwriters held in trust) at the time of such acquisition. Should we complete only a single business combination with one target business, the prospects for our success may be:

     o    solely dependent upon the performance of a single business; or

     o dependent upon the development or market acceptance of a single or limited number of products, processes or services.

     In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

None of our officers or directors has ever been a principal of, or has ever been affiliated with, a company formed with a business purpose similar to ours. As a result, they may be unable to successfully evaluate the profitability of a target business or complete an acquisition within the time frames required.

     Our officers and directors have never served as officers or directors of a development stage public company with the business purpose of raising funds to acquire an operating business. We may be unable to successfully evaluate the profitability of a target business or complete an acquisition within the time frame required and forced to liquidate and distribute the trust account, in which case our public stockholders may receive less than $6.00 per share upon distribution of the trust account because of the expense of our initial public offering, taxes paid with respect to interest earned on the trust account applied toward working capital and our general and administrative expenses, resulting in a partial loss to investors' initial investment. Accordingly, you may not be able to adequately evaluate their ability to successfully consummate a business combination.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate an attractive business combination.

     We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds, operating businesses and other financial buyers competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, the obligation that we have to seek stockholder approval of a business combination may delay the consummation of a transaction, and our obligation to convert into cash the shares of common stock held by public stockholders in certain instances may reduce the resources available for a business combination. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

If we do not consummate a business combination and dissolve, payments from the trust account to our public stockholders may be delayed.

     We currently believe that any plan of dissolution and distribution subsequent to the expiration of the 18 and 24 month deadlines would proceed in the following manner:

     o our board of directors will convene and adopt a specific plan of dissolution and distribution, which it will then vote to recommend to our stockholders; at such time it will also cause to be prepared a preliminary proxy statement setting out such plan of dissolution and distribution and the board's recommendation of such plan;

     o upon such deadline, we would file the preliminary proxy statement with the Securities and Exchange Commission;

     o if the Securities and Exchange Commission does not review the preliminary proxy statement, then 10 days following the passing of such deadline, we will mail the proxy statements to our stockholders, and 30 days following the passing of such deadline we will convene a meeting of our stockholders at which they will either approve or reject our plan of dissolution and distribution; and

     o if the Securities and Exchange Commission does review the preliminary proxy statement, we currently estimate that we will receive their comments 30 days following the passing of such deadline. We will mail the proxy statements to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty), and we will convene a meeting of our stockholders at which they will either approve or reject our plan of dissolution and distribution.

     In the event we seek stockholder approval for a plan of dissolution and distribution and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. Our powers following the expiration of the permitted time periods for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. The funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released. Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in our trust account and the funds will not be available for any other corporate purpose.

     These procedures, or a vote to reject any plan of dissolution and distribution by our stockholders, may result in substantial delays in the liquidation of our trust account to our public stockholders as part of our plan of dissolution and distribution.

If additional financing is required, we may be unable to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

     We cannot currently ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the private placement prove to be insufficient, either because of the size of the business combination or the depletion of the available net proceeds in search of a target business, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders are required to provide any financing to us in connection with or after a business combination.

The American Stock Exchange may delist our securities from quotation on its exchange which could limit investors' ability to make transactions in our securities and subject us to additional trading restrictions.

     We currently list our securities on the American Stock Exchange, a national securities exchange. We cannot assure you that our securities will continue to be listed on the American Stock Exchange. Additionally, in connection with our business combination, it is likely that the American Stock Exchange may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time. If the American Stock Exchange delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

     o    reduced liquidity with respect to our securities;

     o a determination that our common stock is a "penny stock" which will require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

     o    limited amount of news and analyst coverage for us; and

     o    a  decreased   ability  to  issue  additional   securities  or  obtain
          additional financing in the future.

We may enter into a business transaction with an affiliate of our officers, directors or initial shareholders. Such a transaction may create a conflict of interest.

     While we intend to focus primarily on acquiring an operating business in the energy services sector, the possibility exists that we may acquire a business affiliated with one of our officers, directors or initial shareholders. The only two companies affiliated with our officers or directors that may be considered as possible combination candidates are C.J. Hughes Construction Co., Inc., an underground utility contracting company, and Pritchard Electric Company, Inc., an electrical contractor in West Virginia, Ohio and Kentucky. These companies are the only two affiliated companies that may offer products or services to enhance the acquisition of a third party. We would enter into a business combination with an affiliate only in conjunction with or subsequent to an acquisition of an unaffiliated company to the extent the unaffiliated members of our Board of Directors determine the affiliated company added a complementary component to the unaffiliated company transaction in the form of a product or service that the unaffiliated company needed but did not have. For example, if an unaffiliated company required a service or product (for example, electrical contracting) that may be supplied by either C.J. Hughes Construction Co. or Pritchard Electrical Company, we may consider a combination with such affiliated company in conjunction with our business combination with an unaffiliated company. These companies are the only two affiliated companies that may offer products or services to enhance the acquisition of a third party. In no instance would we acquire an affiliated company unless such acquisition was part of a business combination with an unaffiliated company or subsequent to a business combination with an unaffiliated company that satisfied the net asset valuation threshold. We (including all of our officers, directors, existing shareholders or their affiliates) have had no direct or indirect contact with either C.J. Hughes Construction Co., Inc. or Pritchard Electrical Company, Inc. in the context of a possible business combination and we (including all of our officers, directors, existing shareholders or their affiliates) are not aware of any opportunities to combine with these two companies. Jack Reynolds serves as a Vice President of Pritchard Electrical Company. Marshall T. Reynolds and Jack Reynolds are shareholders of Prichard Electrical Company. Marshall T. Reynolds and Neal Scaggs are shareholders and Edsel R. Burns is the President and a shareholder of C.J. Hughes Construction Co., Inc.

     Should we seek to acquire an affiliated business, a potential or actual conflict of interest would exist. For example, such a transaction may create an appearance that a director or officer recommended a business combination solely for personal profit and not because it was in our best interest. Our management and board intend to act in accord with their fiduciary duties to us, and to our shareholders, including obtaining an independent fairness opinion in the event we decide to pursue a business transaction with an affiliate of our directors, officers or initial shareholders. None of us, our directors, and our officers, contacts or sources are aware of any current opportunity to acquire an affiliated company.

Our initial stockholders, including our officers and directors, control a substantial interest in us and this may influence certain actions requiring a stockholder vote.

     Our initial stockholders (including all of our officers and directors) collectively own approximately 23.0% of our issued and outstanding shares of common stock. In connection with the vote required for our initial business combination, all of our initial stockholders, including all of our officers and directors, have agreed to vote the shares of common stock owned by them immediately before our initial public offering, as well as any shares of common stock acquired in connection with or following our initial public offering, in accordance with the majority of the shares of common stock voted by the public stockholders.

Failure to maintain a current prospectus relating to the common stock underlying our warrants may allow our warrants to expire worthless.

     No warrants will be exercisable unless at the time of exercise a prospectus relating to common stock issuable upon exercise of the warrants is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of our warrants. Under the terms of a warrant agreement between Continental Stock Transfer & Trust Company, New York, New York, as warrant agent, and us, we have agreed only to use our best efforts to maintain a current prospectus relating to common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to maintain a current prospectus. In the absence of an effective registration statement, we have no obligation to settle the warrants in cash, and the warrants may expire unexecuted or unredeemed. The warrants may be deprived of any value and the market for the warrants may be limited if the prospectus relating to the common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside.

Our outstanding warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination using our common stock as consideration.

     In connection with our initial public offering and the private placement, as part of the units, we issued warrants to purchase 20,276,923 shares of common stock. We also issued an option to purchase up to 450,000 units to Ferris, Baker Watts, Incorporated, which, if exercised, will result in the issuance of an additional 900,000 warrants. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants and the option could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of any shares issued to complete the business combination. Accordingly, our warrants and the option may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and the option could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants and the option are exercised, you may experience dilution to your holdings.

If our initial stockholders exercise their registration rights, it may have an adverse effect on the market price of our common stock and the existence of these rights may make it more difficult to effect a business combination.

     Our initial stockholders may request that we register the resale of the 2,150,000 shares of common stock they acquired prior to our initial public offering and our five directors (as well as a sixth individual) may request us to register for resale of the shares of common stock underlying the 3,076,923 warrants they purchased in the private placement at any time after we announce that we have entered a letter of intent, an agreement in principle or a definitive agreement in connection with a business combination. If our initial stockholders exercise their registration rights with respect to all of their initial shares of common stock as well as have the securities underlying their warrants registered, then there will be an additional 5,226,923 shares of common stock eligible for trading in the public market. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

     If we are deemed to be an investment company under the Investment Company Act of 1940, our activities may be restricted, including:

     o    restrictions on the nature of our investments; and

     o    restrictions on the issuance of securities,

which may make it difficult for us to complete a business combination. In addition, we may have imposed upon us burdensome requirements, including:

     o    registration as an investment company;

     o    adoption of a specific form of corporate structure;

     o reporting, record keeping, voting, proxy, compliance and disclosure requirements; and

     o    complying with other rules and regulations.

     We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may only be invested by the trust agent in "government securities" (within the meaning of the Investment Company Act of 1940) with specific maturity dates. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the Investment Company Act of 1940, compliance with these additional regulatory burdens would require additional expense.

If  our  common  stock   becomes   subject  to  the  SEC's  penny  stock  rules,
broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

     If at any time we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the "penny stock" rules promulgated under the Securities Exchange Act of 1934, as amended. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

     o    make a special written suitability determination for the purchaser;

     o receive the purchaser's written agreement to a transaction prior to sale;

     o provide the purchase with risk disclosure documents that identify certain risks associated with investing in "penny stocks" and that describe the market for these "penny stocks," as well as a purchaser's legal remedies; and

     o obtain a signed and dated acknowledgement from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a "penny stock" can be completed.

     If our common stock becomes subject to these rules, broker-dealers may find it difficult to effect customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

ITEM 2.           Properties
--------------------------------------------------------------------------------

     We maintain our executive offices at 2450 First Avenue, Huntington, West Virginia 25703. Chapman Printing Co. has agreed to provide us with certain administrative, technology and secretarial services, as well as the use of certain limited office space, including a conference room, at this location pursuant to a letter agreement between us and Chapman Printing Co. We will reimburse Chapman Printing Co. for expenses up to $5,000 per month. We consider our current office space adequate for our current operations.

ITEM 3.           Legal Proceedings
--------------------------------------------------------------------------------

     At September 30, 2006, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.           Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------

     No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year under report.

                                     PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
--------------------------------------------------------------------------------

     (a)Our units, common stock and warrants are listed on the American Stock Exchange under the symbols ESA.U, ESA and ESA.WS, respectively. Prior to October 3, 2006, only the units traded on the American Stock Exchange. The following table sets forth the range of high and low sales prices for the units for the period indicated since the units commenced public trading on September 6, 2006.

    Fiscal 2006                           High        Low          Dividends
--------------------------------------------------------------------------------

Quarter ended September 30, 2006        $  6.00      $ 5.75        $  --

     As of September 30, 2006, there were one holder of record of our units, nine holders of record of our common stock and one holder of record of our warrants.

     We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a business combination.
                                       22

The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities and Use of Proceeds

         Prior to completing our public offering, we sold the following shares of common stock without registration under the Securities Act of 1933, as amended:

                      Name                          Number of Shares      Relationship to Us
Marshall T. Reynolds.......................             537,500        Chairman of the Board, Chief Executive
                                                                       Officer and Secretary
Jack M. Reynolds...........................             430,000        Director, President and Chief Financial
                                                                       Officer
Edsel R. Burns.............................             537,500        Director
Neal W. Scaggs.............................             107,500        Director
Joseph L. Williams.........................             107,500        Director
Douglas Reynolds...........................             430,000        (1)

----------------
(1) Douglas Reynolds is the son of Marshall T. Reynolds and the brother of Jack
M. Reynolds.

     Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy individuals or entities. The shares issued to the individuals and entities above were sold at a purchase price of approximately $0.01 per share.

     On April 5, 2006, we entered into a warrant placement agreement with our initial stockholders for the sale of the following warrants without registration under the Securities Act of 1933, as amended:

                                                         Number of
                        Name                             Warrants                   Relationship to Us
Marshall T. Reynolds.....................                2,692,303        Chairman of the Board, Chief Executive
                                                                          Officer and Secretary
Jack M. Reynolds.........................                   76,924        Director, President and Chief Financial
                                                                          Officer
Edsel R. Burns...........................                   76,924        Director
Neal W. Scaggs...........................                   76,924        Director
Joseph L. Williams.......................                   76,924        Director
Douglas Reynolds.........................                   76,924        (1)

----------------
(1) Douglas Reynolds is the son of Marshall T. Reynolds and the brother of Jack
M. Reynolds.

     A total of 3,076,923 warrants at a price of $0.65 per warrant, generating total gross proceeds of $2,000,000 were sold pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy individuals or entities. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00.

     (b) On September 6, 2006, we closed our initial public offering of 8,600,000 units. Each unit consisted of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $6.00 per unit, generating gross proceeds of $51,600,000. The managing underwriter in the offering was Ferris, Baker Watts, Incorporated. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-133111). The Securities and Exchange Commission declared the registration statement effective on August 30, 2006.

     We paid a total of $4,128,000 in underwriting discounts and commissions, including $1,032,000 for the underwriters' non-accountable expense allowance of
                                       23

     2.0 % of the gross proceeds, and approximately $774,000 for other costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the other offering expenses, the total net proceeds to us from the offering that were deposited into a trust fund were $48,972,000. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $177,174 in interest and dividends through September 30, 2006.

     (c) Energy Services Acquisition Corp. did not repurchase any shares of its common stock during the relevant period.

ITEM 6.           Selected Financial Data
--------------------------------------------------------------------------------

     The selected financial data presented below summarizes certain financial data which has been derived from and should be read in conjunction with our financial statements and notes thereto included in Item 8.

                                                       Period from
                                                     March 31, 2006
                                                        (Date of
                                                       Inception)
                                                         through
                                                      September 30,
                                                          2006
                                                     ---------------
Statement of Operations Data:
  Operating expenses...........................       $   48,754
  Other income.................................          177,174
  Net income...................................           87,420
  Basic and diluted net income per share.......              .02



                                                               September 30,
                                                                    2006
                                                               --------------
Balance Sheet Data:
  Cash and short term investments (including
   interest receivable of $145,014) held
    in trust fund...............................                 $50,258,554
  Working capital...............................                  48,811,014
  Total assets..................................                  50,258,554
  Total liabilities.............................                   1,447,540
  Value of common stock which may be
    converted to cash (1).......................                   9,988,200
------------------
(1) If the business combination is approved and completed, public stockholders who voted against the combination will be entitled to redeem their stock for approximately $5.81 per share, which amount represents approximately $5.69 per share representing the net proceeds of the offering and the private placement deposited in the trust account and $0.12 per share representing the underwriters' non-accountable expense allowance which the underwriters have agreed to deposit into the trust account and to forfeit on a pro-rata basis to pay redeeming stockholders, without taking into account interest earned on the trust account.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

     The  following   discussion   should  be  read  in  conjunction   with  our
Consolidated Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

     The statements discussed in this Report include forward looking statements that involve risks and uncertainties detailed from time to time in our reports filed with the Securities and Exchange Commission.

Overview

     We were formed on March 31, 2006, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Results of Operations for the Period from March 31, 2006 (Date of Inception) to September 30, 2006

     For the period from March 31, 2006 (inception) through September 30, 2006, we had net income of $87,420, attributable to interest and dividend income less formation and operating expenses and federal and state income and capital taxes. Our interest and dividend income of $177,174 for the period ended September 30, 2006 were principally derived from money market funds and Treasury Bills. For the period ended September 30, 2006, our expenses consisted of formation and operating costs of $48,754 and federal and state income taxes of $41,000.

Liquidity and Capital Resources

     We consummated our initial public offering on September 6, 2006. Gross proceeds from our initial public offering were $51,600,000. We paid a total of $4,128,000 in underwriting discounts and commissions, and approximately $774,000 was paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering that were deposited into a trust fund were $48,972,000 (or approximately $5.69 per unit sold in the offering). An additional $1,032,000, representing the underwriter's non-accountable expense allowance, was also placed in the trust account. As of September 30, 2006, approximately $49,149,173 (or approximately $5.72 per share sold in the offering) is being held in the trust account. We intend to use substantially all of the net proceeds of this offering to acquire a target business. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. Our working capital will be generated solely from interest earned on the amount held in trust. We are limited to $1,200,000 of such interest (net of taxes) to fund working capital. We believe the interest earned on the amount held in trust will be sufficient to fund our operations. From September 6, 2006 through September 6, 2008, we anticipate approximately $350,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $240,000 for expenses for the due diligence and investigation of a target business, $120,000 in reimbursement expenses to Chapman Printing Co. ($5,000 per month for two years), $110,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $305,000 for general working capital that will be used for tax payments, miscellaneous expenses and reserves, including approximately $100,000 (through January 1, 2008) for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

     In connection with our initial public offering, we issued to the underwriters, for $100, an option to purchase up to a total of 450,000 units. The units issuable upon exercise of this purchase option are identical to the units we sold in our initial public offering except that the warrants included in the option have an exercise price of $6.25. We estimated that the fair value of this option was approximately $1,642,500 ($3.65 per unit underlying such option) using a Black-Scholes option-pricing model. The fair value of the option granted to the underwriter was estimated as of the date of grant using the following assumptions: (1) expected volatility of 75.7%, (2) risk-free interest rate of 5.1% and (3) expected life of five years.

Off-Balance Sheet Arrangements

     We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

     We do not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities.

Financial Condition


ITEM 7A.          Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------------------

     Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust fund have been invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to money market funds, we do not view the interest rate risk to be significant.

ITEM 8.           Financial Statements and Supplementary Data
--------------------------------------------------------------------------------

     Financial Statements are included as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

     None.

ITEM 9A.          Controls and Procedures
--------------------------------------------------------------------------------

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that Energy Services Acquisition Corp. files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

     There has been no change in Energy Services Acquisition Corp.'s internal control over financial reporting during Energy Services Acquisition Corp.'s fourth quarter of fiscal year 2006 that has materially affected, or is reasonably likely to materially affect, Energy Services Acquisition Corp.'s internal control over financial reporting.

ITEM 9B.          Other Information
--------------------------------------------------------------------------------

         None.

                                    PART III

ITEM 10.          Directors and Executive Officers of the Registrant
--------------------------------------------------------------------------------

Directors and Officers

     Our current directors and executive officers are as follows:

      Name                   Age                 Position
--------------------------------------------------------------------------------

Marshall T. Reynolds          69        Chairman of the Board, Chief Executive
                                        Officer and Secretary
Jack M. Reynolds              41        Director, President and Chief Financial
                                        Officer
Edsel R. Burns                55        Director
Neal W. Scaggs                69        Director
Joseph L. Williams            61        Director

     Marshall T. Reynolds has served as our Chairman of the Board of Directors since our inception. Mr. Reynolds has served as Chief Executive Officer and Chairman of the Board Directors of Champion Industries, Inc., a commercial printer, business form manufacturer and supplier of office products and furniture, from 1992 to the present, and sole shareholder from 1972 to 1993; President and General Manager of The Harrah & Reynolds Corporation, from 1964 (and sole shareholder since 1972) to present; Chairman of the Board of Directors of Portec Rail Products, Inc.; Chairman of the Board of Directors of the Radisson Hotel in Huntington, West Virginia; and Chairman of the Board of Directors of McCorkle Machine and Engineering Company in Huntington, West Virginia. Mr. Reynolds also serves as a Director of the Abigail Adams National Bancorp, Inc. in Washington, D.C.; Chairman of the Board of Directors of First Guaranty Bank in Hammond, Louisiana; and Chairman of the Board of Directors of Premier Financial Bancorp, Inc. in Huntington, West Virginia. Mr. Reynolds is the father of Jack Reynolds.

     Jack Reynolds has served as President, Chief Financial Officer and a member of our Board of Directors of since our inception. Mr. Reynolds has been a Vice President of Pritchard Electric Company since 1998. Pritchard is an electrical contractor providing electrical services to both utility companies as well as private industries. Mr. Reynolds also serves as a Director of Citizens Deposit Bank of Vanceburg, Kentucky.

     Edsel R. Burns has been a Director since our inception. Mr. Burns has been President and Chief Executive Officer of C. J. Hughes Construction Company, Inc. from September of 2002 to the present. C. J. Hughes is an underground utility construction company specializing in gas and water line replacement as well as utility environmental issues. From January 2002 to September of 2002, Mr. Burns was self-employed as an independent financial consultant to banks. From June of 2001 to December 2001, Mr. Burns was the Chief Financial Officer for Genesis Health Systems, a holding company for a collaborative group of three hospitals, two in Huntington, West Virginia and one in Point Pleasant, West Virginia. Mr. Burns is a Certified Public accountant and is a member of the American Institute of Certified Public Accountants as well as the West Virginia and Ohio societies of CPAs. He also is on the Board of Directors of Premier Financial Bancorp, Inc.

     Neal W. Scaggs has been a Director since our inception. Mr. Scaggs has been president of Basiden Brothers, Inc. (retail and wholesale hardware) from 1963 to the present. Mr. Scaggs is on the Boards of Directors of Premier Financial Bancorp, Inc., Champion Industries, Inc. and Portec Rail Products, Inc.

     Joseph L. Williams has been a Director since our inception. Mr. Williams is the Chairman and Chief Executive Officer of Basic Supply Company, Inc., which he founded in 1977. Mr. Williams was one of the organizers and is a Director of First Sentry Bank, Huntington, West Virginia. Mr. Williams also serves as a Director of Abigail Adams National Bancorp, Inc., in Washington, D.C. Mr. Williams is also a Director of Consolidated Bank & Trust Co., in Richmond, Virginia. Mr. Williams is a Director of the West Virginia Capital Corporation and the West Virginia Governor's Workforce Investment Council. He is a former Director of Unlimited Future, Inc. (a small business incubator) and a former Member of the National Advisory Council of the U.S. Small Business Administration. Mr. Williams is a former Mayor and City Councilman of the City of Huntington, West Virginia. He is a graduate of Marshall University with a degree in finance and is a member its Institutional Board of Governors.

Section 16(a) Beneficial Ownership Reporting Compliance

     Our executive officers and directors and beneficial owners of greater than 10% of the outstanding shares of common stock are required to file reports with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of our common stock. Securities and Exchange

Commission rules require disclosure if an executive officer, director or 10% beneficial owner fails to file these reports on a timely basis. Based on our review of ownership reports required to be filed for the year ended September 30, 2006, no executive officer, director or 10% beneficial owner of our shares of common stock failed to file ownership reports on a timely basis.

Code of Ethics

     Energy Services Acquisition Corp. has adopted a Code of Ethics that applies to Energy Services Acquisition Corp.'s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics is filed as Exhibit 14 to this Form 10-K. A copy of the Code will be furnished without charge upon written request to the Secretary, Energy Services Acquisition Corp., 2450 First Avenue, Huntington, West Virginia.

Board Committees

     Our board of directors has an audit committee. Our board of directors has adopted a charter for this committee as well as a code of ethics that governs the conduct of our officers and employees.

Audit Committee

     Our audit committee consists of Messrs. Burns, Scaggs, and Williams. The independent directors we appoint to our audit committee is an independent member of our board of directors, as defined by the rules of the SEC. Each member of our audit committee is financially literate, and our board of directors has determined that Mr. Burns qualifies as an audit committee financial expert, as such term is defined by SEC rules.

     The audit committee reviews the professional services and independence of our independent registered public accounting firm and our accounts, procedures and internal controls. The audit committee also recommends the firm selected to be our independent registered public accounting firm, reviews and approves the scope of the annual audit, reviews and evaluates with the independent public accounting firm our annual audit and annual consolidated financial statements, reviews with management the status of internal accounting controls, evaluates problem areas having a potential financial impact on us that are brought to the committee's attention by management, the independent registered public accounting firm or the board of directors, and evaluates all of our public financial reporting documents.

Other Committees

     Our board has determined that the independent members of our board of directors will perform the duties of the nominating committee and the compensation committee of the board of directors. As a result, the independent directors will (i) identify individuals qualified to become members of the board of directors and recommend to the board of directors the nominees for election to the board of directors, (ii) recommend director nominees for each committee to the board of directors, (iii) identify individuals to fill any vacancies on the board of directors, (iv) discharge the board of directors' responsibilities relating to compensation of our directors and officers and (v) review and recommend to the board of directors, compensation plans, policies and benefit programs, as well as approve chief executive officer compensation.

ITEM 11.          Executive Compensation
--------------------------------------------------------------------------------

     No executive officer or director has received any cash compensation for services rendered. Commencing on August 30, 2006 through the acquisition of a target business, we will pay Chapman Printing Co., an entity associated with and owned in part by Marshall T. Reynolds, up to $5,000 per month for reimbursable expenses (such as administrative expenses, postage and telephone expenses) at cost. However, this arrangement is solely for our benefit and is not intended to provide Marshall T. Reynolds compensation in lieu of a salary.

     Other than this expense reimbursement, no compensation of any kind, including finder's and consulting fees, will be paid to any of our initial stockholders, our officers or directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, our initial stockholders will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. If none of our directors are deemed "independent," we will not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Our current management may only be able to remain with the combined company after the consummation of a business combination if they are able to negotiate mutually agreeable employment terms as part of any such combination, which terms would be disclosed to stockholders in any proxy statement relating to such transaction. The financial interest of our offices and directors, including any compensation arrangements, could influence their motivation in selecting, negotiating and structuring a transaction with a target business, and thus, there may be a conflict of interest when determining whether a particular business combination is in the stockholder's best interest.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
--------------------------------------------------------------------------------

     The following table sets forth information regarding the beneficial ownership of our common stock as of September 30, 2006 by:

o each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

o    each of our officers and directors; and

o    all our officers and directors as a group.

     Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

                                                                  Amount and
                                                                   Nature of
                                                                   Beneficial
Name and Address of Beneficial Owner(1)         Ownership(2)    Percent of Class

Marshall T. Reynolds...................          862,500              8.0%
Jack M. Reynolds.......................          430,000              4.0%
Edsel R. Burns.........................          537,500              5.0%
Neal W. Scaggs.........................          107,500              1.0%
Joseph L. Williams.....................          107,500              1.0%
Douglas Reynolds(3)....................          430,000              4.0%

All directors and officers as a group
 (5 individuals).......................                              19.0%

------------------------
(1) The business address of each person is 2450 First Avenue, Huntington, West Virginia 25703.
(2) Unless otherwise indicated, all ownership is direct beneficial ownership. Beneficially owned shares do not include any warrants which are exercisable only upon the later of August 29, 2007 or the successful completion of a Business Combination.
(3)  Douglas Reynolds is the son of Marshall T. Reynolds and the brother of Jack
     M. Reynolds. Mr. Douglas Reynolds' address is Reynolds and Brown, PLLC, 703 5th Avenue, Huntington, West Virginia 25701.

     All of the shares of our common stock outstanding prior to our initial public offering have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent. Subject to certain limited exceptions (each of which requires that the shares remain in escrow for the required period), these shares will not be transferable during the escrow period and will not be released until six months after the consummation of a business combination.

ITEM 13.          Certain Relationships and Related Transactions
--------------------------------------------------------------------------------

     As of August 30, 2006, we issued 2,150,000 shares of our common stock to the parties set forth below for $25,000 in cash, as follows:


               Name                              Number of Shares               Relationship to Us
----------------------------------------------------------------------------------------------------
Marshall T. Reynolds.....................             537,500             Chairman of the Board, Chief Executive
                                                                          Officer and Secretary
Jack M. Reynolds.........................             430,000             Director, President and Chief Financial
                                                                          Officer
Edsel R. Burns...........................             537,500             Director
Neal W. Scaggs...........................             107,500             Director
Joseph L. Williams.......................             107,500             Director
Douglas Reynolds.........................             430,000             (1)


-----------------------
(1)  Douglas Reynolds is the son of Marshall T. Reynolds and the brother of Jack
     M. Reynolds.

     The holders of the majority of these shares may request that we register these shares pursuant to an agreement signed on September 6, 2006. We will use our best efforts to prepare and file such registration statement, although we are not obligated to do so. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow. In addition, these stockholders may request certain "piggy-back" registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will use our best efforts to prepare and file such registration statements although we are not obligated to do so. We will bear the expenses incurred in connection with the filing of any such registration statements.

     Our five directors as well as Douglas Reynolds and as agreed with Ferris, Baker Watts, Incorporated, purchased in the aggregate 3,076,923 warrants in a private placement that occurred prior to our initial public offering at a price equal to the price of our initial public offering, $0.65 per warrant. In no event shall we be obligated to settle these warrants, in whole or in part, for cash. Therefore any and all such warrants can expire unexercised or unredeemed. The existing stockholders have agreed that to the extent any of them are warrantholders they have no rights to participate in any liquidation distribution occurring upon our failure to consummate a business combination, but only with respect to those shares of common stock acquired by them prior to our initial public offering, and the 3,076,923 warrants included in the private placement, therefore, they will participate in any liquidation distribution with respect to any shares of common stock acquired in connection with or following our initial public offering. In addition, in connection with the vote required for our initial business combination, all of our existing stockholders, including all of our officers and directors, have agreed to vote all of the shares of common stock owned by them, including those acquired in the private placement or during or after our initial public offering, in accordance with the majority of the shares of common stock voted by the public stockholders.

     Chapman Printing Co., an entity associated with, and owned in part by Marshall T. Reynolds has agreed that, commencing on August 30, 2006 through the acquisition of a target business, it will make available to us at certain limited administrative, technology and secretarial services, as well as the use of certain limited office space, including a conference room, in Huntington, West Virginia, as we may require from time to time. We have agreed to pay Chapman Printing Co. up to $5,000 per month for reimbursable expenses. Marshall
T. Reynolds is a part owner of Chapman Printing Co.

     However, this arrangement is solely for our benefit and is not intended to provide Marshall T. Reynolds compensation in lieu of a salary. However, if our directors are not deemed "independent," we will not have had the benefit of disinterested directors approving this transaction.

     Marshall T. Reynolds has advanced a total of $150,000, on a non-interest bearing basis, to us as of September 30, 2006 for working capital purposes.

     We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged.

     Other than the payment of up to $5,000 per-month for reimbursable out-of-pocket expenses (such as administrative expenses, postage and telephone expenses) at cost payable to Chapman Printing Co., no compensation or fees of any kind, including finder's and consulting fees, will be paid to any of our initial stockholders, officers or directors who owned our common stock prior to our initial public offering, or to any of their respective affiliates for services rendered to us prior to or with respect to the business combination.

     Marshall T. Reynolds is deemed to be our "promoter" as such term is defined under the Federal securities laws.

ITEM 14.          Principal Accountant Fees and Services
--------------------------------------------------------------------------------

     The firm of Castaing, Hussey & Lolan, LLC, CPAs ("CHL") acts as our principal accountant. The following is a summary of fees paid or to be paid to CHL for services rendered.

Audit Fees

     During the fiscal year ended September 30, 2006, we paid our principal accountant $42,966 for the services they performed in connection with our initial public offering, including the financial statements included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006. Additionally, we expect to pay our principal accountant $6,860 for the services they have performed in connection with the audit of our financial statements included in this Annual Report.

Audit-Related Fees

     During 2006, except as described above, our principal accountant did not render any audit assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

     During 2006, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

     During 2006, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

     Since our audit committee was not formed until April 2006, the audit committee did not pre-approve all of the foregoing services although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee and on a going-forward basis, in accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services, the engagement has been and will be approved by our audit committee.

ITEM 15.          Exhibits and Financial Statement Schedules
--------------------------------------------------------------------------------

     The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

         (a)(1)   Financial Statements-filed as Exhibit 13
                  --------------------
         o        Report of Independent Registered Public Accounting Firm

         o        Balance Sheet,
                           September 30, 2006
         o        Statement of Income,
                           Period Ended September 30, 2006
         o        Statement of Shareholders' Equity,
                           Period Ended September 30, 2006
         o        Statement of Cash Flows,
                           Period Ended September 30, 2006
         o        Notes to Financial Statements.

         (a)(2)   Financial Statement Schedules
                  -----------------------------

                    No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

         (a)(3)   Exhibits
                  ---------


  Exhibit No.                          Description
  ----------                           -----------

     3.1          Amended and Restated Certificate of Incorporation.*
     3.2          Bylaws.*
     3.3          Certificate of Amendment to the Registrant's Certificate of
                   Incorporation.*
     4.1          Specimen Unit Certificate.*
     4.2          Specimen Common Stock Certificate.*
     4.3          Specimen Warrant Certificate.*
     4.4          Form of Unit Purchase Option.*
     4.5          Form of Warrant Agreement between Continental Stock Transfer &
                   Trust Company and the Registrant.*
     10.1         Letter Agreements among the Registrant, Ferris,  Baker  Watts,
                   Incorporated,  and Officers and
                  Directors.*
     10.2         Form of Investment Management Trust Agreement between
                   Continental Stock Transfer & Trust Company and the
                   Registrant.*
     10.3         Form of Stock Escrow Agreement between the Registrant,
                  Continental Stock Transfer & Trust Company   and  the Initial
                  Stockholders.*
     10.4         Form of Letter Agreement between Chapman Printing Co. and the
                   Registrant regarding administrative support.*
     10.5         Advance Agreement between the Registrant and Marshall T.
                   Reynolds, dated March 31, 2006.*
     10.6         Form of Amended Registration Rights Agreement among the
                   Registrant and the Initial Stockholders.*
     10.7         Warrant Placement  Agreement  between Marshall T. Reynolds,
                   Edsel Burns, Douglas Reynolds, Jack Reynolds, Neal Scaggs, Joseph Williams and Ferris, Baker Watts, Incorporated.*
     13           Audited Financial Statements
     14           Code of Ethics*
     23.1         Consent of Castaing, Hussey & Lolan, LLC, CPAs.
     31.1         Certification of Chief Executive Officer pursuant to Rule
                  13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     31.2         Certification of Chief Financial Officer pursuant to Rule
                  13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
      32          Certification of Chief Executive Officer and Chief Financial
                   Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
------------------------------

* Incorporated by reference to the Registration Statement on Form S-1 of Energy Services Acquisition Corp. (file no. 333-133111), originally filed with the Securities and Exchange Commission on April 7, 2006, as amended.

(b)  The exhibits listed under (a)(3) above are filed herewith.

(c)  Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            ENERGY SERVICES ACQUISITION CORP.


Date: December 18, 2006               By:   /s/ Marshall T. Reynolds
                                            ---------------------------------
                                            Marshall T. Reynolds
                                            Chairman and Chief Executive Officer
                                            (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                         Name                                      Position                              Date
---------------------------------------------------------------------------------------------------------------------

By:      /s/Marshall T. Reynolds                            Chairman of the Board,                December 18, 2006
         --------------------------------------       Chief Executive Officer and Secretary
         Marshall T. Reynolds                            (Principal Executive Officer)


By:      /s/ Jack R. Reynolds                         President, Chief Financial Officer          December 18, 2006
         --------------------------------------              and Director
         Jack R. Reynolds                       (Principal Financial and Accounting Officer)

By:      /s/ Edsel R. Burns                                        Director                       December 18, 2006
         --------------------------------------
         Edsel R. Burns


By:      /s/ Neal W. Scaggs                                        Director                       December 18, 2006
         --------------------------------------
         Neal W. Scaggs


By:      /s/ Joseph L. Williams                                    Director                       December 18, 2006
         --------------------------------------
         Joseph L. Williams

                                   Exhibit 13

                          INDEX TO FINANCIAL STATEMENTS



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                   F-2
BALANCE SHEET                                                             F-3
STATEMENT OF INCOME                                                       F-4
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY                              F-5
STATEMENT OF CASH FLOWS                                                   F-6
NOTES TO THE FINANCIAL STATEMENTS                                 F-7 to F-11

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


     To the Board of Directors
     Energy Services Acquisition Corp.
     Huntington, West Virginia


We have audited the accompanying balance sheet of Energy Services Acquisition Corp. (a development stage enterprise) (the "Company") as of September 30, 2006 and the related statements of income, stockholders' equity and cash flows for the period from March 31, 2006 (inception) to September 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Energy Services Acquisition Corp. as of September 30, 2006, and the results of its operations and its cash flows for the period from March 31, 2006 (inception) to September 30, 2006 in conformity with United States generally accepted accounting principles.


/s/ Castaing, Hussey & Lolan, LLC

New Iberia, LA
December 8, 2006


                        Energy Services Acquisition Corp.
                        (A Development Stage Enterprise)
                                  Balance Sheet
                               September 30, 2006

       ASSETS
            Cash                                                                                      $ 77,381
            Investments held in trust, including interest receivable of $145,014                    49,149,173
            Cash held in trust from underwriter                                                      1,032,000
                                                                                                  ------------
       Total Assets                                                                               $ 50,258,554
                                                                                                  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
            Accrued offering costs                                                                   $ 178,015
            Accrued expenses                                                                            87,525
            Notes Payable to Stockholder                                                               150,000
            Due to Underwriter                                                                       1,032,000
                                                                                                  ------------
       Total Liabilities                                                                             1,447,540
                                                                                                  ------------
       Common stock subject to possible redemption -
            1,719,140 shares at redemption value                                                     9,988,200
                                                                                                  ------------
       Commitments

       Stockholders' Equity
            Preferred stock, $.0001 par value
                 Authorized 1,000,000 shares; none issued                                                    -
            Common Stock, $.0001 par value
                 Authorized 50,000,000 shares
                 Issued and outstanding 10,750,000 shares, inclusive of 1,719,140 shares
                    subject to possible redemption                                                         903
            Additional  paid-in capital                                                             38,734,491
            Retained Earnings accumulated during the development stage                                  87,420
                                                                                                  ------------
       Total  Stockholders' Equity                                                                  38,822,814
                                                                                                  ------------
       Total Liabilities and Stockholders' Equity                                                 $ 50,258,554
                                                                                                  ============


     The accompanying notes are an integral part of these financial statements.


                        Energy Services Acquisition Corp.
                        (A Development Stage Enterprise)
                               Statement of Income


          For the period from March 31, 2006 (inception) to September 30, 2006
          Operating Expenses:
               Formation and operating costs                                                             $ 18,754
               Franchise taxes                                                                             30,000
                                                                                                        ---------
          Loss from operations before taxes                                                               (48,754)

          Income from trust fund investments                                                              177,174
                                                                                                        ---------
          Income before income taxes                                                                      128,420

          Income taxes                                                                                     41,000
                                                                                                        ---------
          Net Income                                                                                     $ 87,420
                                                                                                        =========

          Weighted average shares outstanding basic and  diluted                                        3,607,609
                                                                                                        ---------
          Basic and diluted net income per share                                                           $ 0.02
                                                                                                        =========


     The accompanying notes are an integral part of these financial statements.

                        Energy Services Acquisition Corp.
                        (A Development Stage Enterprise)
                  Statement of Changes in Stockholders' Equity


For the period from March 31, 2006 (inception) to September 30, 2006

                                                                                                       Retained
                                                                                                       Earnings
                                                   Common Stock        Additional                     Accumulated          Total
                                                 ---------------         Paid in       Treasury        During the      Stockholders'
                                                Shares      Amount       Capital         Stock      Development Stage     Equity
                                                ------------------     ----------      --------     -----------------   -----------
Issuance of common stock to initial
 stockholders on March 31, 2006
  at $.01 Per share                           2,500,000    $ 250       $ 24,750                                          $ 25,000

Return of 350,000 shares on
     August 30, 2006 by initial stockholders                          1,645,000    $(1,645,000)                                 -

Cancellation of Common Stock to
     initial stockholders                      (350,000)     (35)    (1,644,965)     1,645,000                                   -

Sale of Private Placement  Warrants                                   2,000,000                                         2,000,000

Sale of 8,600,000 units net of underwriter's
     discount and offering expenses           8,600,000      860     46,697,634                                        46,698,494

Sale of underwriter option                                                  100                                               100

Shares reclassified to "Common Stock
     subject to possible redemption"         (1,719,140)    (172)    (9,988,028)                                       (9,988,200)

Net Income                                                                                               $ 87,420        $ 87,420

Balance at September 30, 2006                 9,030,860    $ 903    $38,734,491            $ -           $ 87,420    $ 38,822,814


 The accompanying notes are an integral part of these financial statements.

                        Energy Services Acquisition Corp.
                        (A Development Stage Enterprise)
                             Statement of Cash Flows


      For the period from March 31, 2006 (inception) to September 30, 2006

      Cash flow from operating activities
           Net Income                                                                                         $ 87,420
             Adjustment to reconcile net loss to net cash used in operating activities:
                Changes in:
                   Accrued Income and accretion on investments held in trust fund                             (177,173)
                   Accrued Expenses                                                                             87,525

      Net cash used in operating activities                                                                     (2,228)

      Cash flows from investing Activities
           Purchase of investments held in trust fund                                                      (50,004,000)

      Cash flows from financing activities
           Proceeds from Public Offering                                                                    51,600,000
           Proceeds from Private Placement of warrants                                                       2,000,000
           Proceeds from issuance of underwriting options                                                          100
           Proceeds from issuance of common stock to initial stockholders                                       25,000
           Loans from Stockholder                                                                              375,000
           Payment of Loan from Stockholder                                                                   (225,000)
           Payment of Offering Costs                                                                        (3,691,491)

      Net cash provided by financing activities                                                             50,083,609

      Net increase in cash and cash equivalents at end of period                                              $ 77,381

      Supplemental disclosure of non-cash financing activity:
           Accrued and unpaid offering costs                                                                 $ 178,015
           Income taxes paid                                                                                       $ -


      The accompanying notes are an integral part of these financial statements.
                                      F-6

                        Energy Services Acquisition Corp.
                        (A Development Stage Enterprise)
                        Notes to the Financial Statements

1.   Organization, Business Operations and Significant Policies

Nature of Business

     Energy Services Acquisition Corp. (the "Company") was incorporated in Delaware on March 31, 2006 as a blank check company whose objective is to acquire an operating business.

     Activity through September 30, 2006 relates to the Company's formation and the public offering described below. The Company has selected September 30 as its fiscal year-end.

     The registration statement for the Company's initial public offering (the "Public Offering") (as described in note 2) was declared effective August 29, 2006. The Company consummated the Public Offering on September 6, 2006 and preceding the consummation of the Public Offering on September 6, 2006, certain officers, directors and initial shareholders of the Company purchased an aggregate of 3,076,923 warrants at $0.65 per warrant from the Company in a private placement (the "private placement"). The warrants sold in the Private Placement were identical to the warrants sold in the offering, except that the private placement warrants are not registered at this time. The Company received net proceeds from the Private Placement and the Offering of approximately $48,698,494 (note 2).

     The Company's management has broad discretion with respect to the specific application of the net proceeds of this Public Offering, although substantially all of the net proceeds of this Public Offering are intended to be generally applied toward consummating a business combination with an operating business ("Business Combination"). Furthermore, there is no assurance that the company will be able to successfully affect a Business Combination. Upon the closing of the Public Offering, $50,004,000 (including $1,032,000 for the Underwriters non-accountable expense allowance) was deposited in a trust account ("Trust Account") and invested in United States Government Securities defined as any Treasury Bill issued by the United States having a maturity of one hundred and eighty days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Such funds will be invested in the manner outlined until the earlier of (i) the consummation of its first Business Combination or (ii) liquidation of the Company. The placing of the funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. If the Company liquidates prior to the consummation of a Business Acquisition, the officers and directors shall under certain customary circumstances, be personally liable to pay any debts, obligations and liabilities of the Company to various vendors, prospective target businesses or other entities that are owed money by it for services rendered or contracted for or products sold to it in excess of the working capital not held in the Trust Fund. Interest or earnings from funds invested in the Trust Account up to $1,200,000 net of taxes may be used to pay for business, legal and accounting due diligence on prospective acquisitions, continuing general and administrative expenses, and income taxes. The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Public Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company's stockholders prior to the public offering, including all of the officers and directors of the Company ("Initial Stockholders"), have agreed to vote their 2,150,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company ("Public Stockholders") with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

                        Energy Services Acquisition Corp.
                        (A Development Stage Enterprise)
                        Notes to the Financial Statements


     With respect to a Business Combination which is approved and consummated, any public stockholder presented with the right to approve a Business Acquisition can instead demand that his stock be converted into his pro rata share of the Trust Fund upon the consummation of the transaction if he votes against such transaction. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by the Initial Stockholders.

     The Company's Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Public Offering, or 24 months from the consummation of the Public offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Public Offering.

Investments Held in Trust

     The Company's restricted investments held in the Trust Fund at September 30, 2006 are comprised of an institutional money fund and a United States Treasury Bill with a maturity of November 30, 2006 in the amounts of $40,148,572 and $10,032,601, respectively.

Income Taxes

     The Company follows Statement of Financial Accounting Standards No. 109 ("SFAS No. 109), "Accounting for Income Taxes" which establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting for income taxes.

Earnings Per Share

     Net income per share is computed on the basis of the weighted average number of common shares outstanding during the period.

Fair Value of Financial Instruments

     The fair values of the Company's assets and liabilities that qualify as financial instruments under SFAS No. 107 approximate their carrying amounts at September 30, 2006.

Use of Estimates

     The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

     For purposes of presentation in the financial statements, cash and cash equivalents are defined as cash, interest bearing deposits and non interest bearing demand deposits at financial institutions and trust companies with maturities of less than one year.

Recently Issued Accounting Pronouncements

     Energy Services Acquisition Corp. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

                        Energy Services Acquisition Corp.
                        (A Development Stage Enterprise)
                        Notes to the Financial Statements



2.   Public Offering

     On September 6, 2006, the Company sold 8,600,000 units ("Units") in the Public Offering at a price of $6.00 per Unit. Each Unit consists of one share of the Company's common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants ("Warrants"). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 per share commencing on the later of the consummation by the Company of a Business Acquisition, as defined below, or one year after the Effective Date and terminating on the fifth anniversary of the date of the Public Offering. The Company may redeem the Warrants for a redemption price of $0.01 per Warrant at any time if notice of not less than 30 days is given and the last sale price of the Common Stock has been at least $8.50 on 20 of the 30 trading days ending on the third day prior to the day on which notice is given.

     On the 90th day after the date of the prospectus or earlier, at the discretion of the Underwriter, the warrants will separate from the units and begin to trade. Separate trading of the warrants and the share of common stock began on or about October 3, 2006.

     For the warrants, the Company is only required to use its best efforts to cause a registration statement covering issuance of the shares of common stock underlying the warrants to be declared effective and, once effective, only to use its best efforts to maintain the effectiveness of the registration statement. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in no event is the Company obligated to settle any warrant, in whole or in part, for cash in the event it is unable to deliver registered shares of common stock and, if it is unable to do so, the warrants could expire unexercised. The holders of warrants do not have the rights or privileges of holders of common stock, including any voting rights, until such holders exercise their warrants and receive shares of the Company's common stock.

     In connection with the offering, the Company paid the underwriters of the Public Offering an underwriting discount of 6% of the gross proceeds of the Public Offering ($3,096,000) and a non-accountable expense allowance of 2% of the gross proceeds ($1,032,000). However, the underwriters have agreed that the expense allowance amount will be placed in the Trust Account until the earlier of the completion of a business combination or the liquidation of the Trust Account. In the event that the business combination is not consummated, the underwriter will forfeit the 2.0% being deferred.

     The Company also issued to the underwriter at the time of closing of the Offering a unit purchase option, for $100, to purchase up to 450,000 units at an exercise price of $7.50. The unit purchase option shall be exercisable any time, in whole or in part, between the first anniversary date and the fifth anniversary date of the Public Offering.

     For the option, the Company is only required to use its best efforts to cause a registration statement covering the resale of the units and the securities comprising the units and, once effective, only to use its best efforts to maintain the effectiveness of the registration statement. There are no contractual penalties for failure to effect the registration of the units and the securities comprising the units. Additionally, in no event, is the Company obligated to settle the option, the units or the warrants included in the units, in whole or in part, for cash in the event it is unable to effect the registration of the units and the securities comprising the units. The holder or holders of the options do not have the rights or privileges of holders of common stock, including any voting rights, until such holder or holders exercise the options and receive shares of the Company's common stock.

     The Company intends to account for the fair value of the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Public Offering resulting in a charge directly to stockholders' equity. The Company estimates that the fair value of this unit purchase option is approximately $1,642,500 ($ 3.65 Per Unit) using a Black-Scholes option pricing model. The fair value of the unit purchase option granted to the underwriter is estimated as of the date of grant using the following assumptions: (I) expected volatility of 75.7 %, (2) risk free interest rate of 5.1 % and (3) expected life of 5 years.

                        Energy Services Acquisition Corp.
                        (A Development Stage Enterprise)
                        Notes to the Financial Statements

3.   Commitments

     The Company presently occupies office space provided by an affiliate of one of the Company's executive officers. Such affiliate has agreed that until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate up to $5,000 per month for reimbursement of expenses expended on behalf of the Company commencing on the date of the effective date of the Public Offering.

     Pursuant to letter agreements with the Company and the Underwriter, the Initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Company's liquidation.

     The Company's Initial Stockholders purchased in the aggregate, 3,076,923 of the Warrants from the Company at a purchase price of $.65 per Warrant ($2,000,000 in the aggregate) in a private placement. These warrants, and the warrants issued as part of the Units in the Public Offerings, do not have any liquidation rights.

     The Initial Stockholders are entitled to registration rights with respect to their founding shares pursuant to an agreement signed on the effective date of the Public Offering. The Holders of the majority of these shares are entitled to make up to two demands that the Company register these shares at any time and from time to time, commencing with the date the initial shares are disbursed from the escrow account. In addition, the Initial Stockholders have certain "piggyback" registration rights on the registration statements filed subsequent to the release date from escrow.

     At any time and from time to time after the release date from escrow and prior to the fifth anniversary date hereof, the holders of at least 51 % of the Registrable Securities initially held by the underwriters may make two written demands for a Demand Registration.

4.   Note Payable

     Prior to the offering, the Company issued an unsecured non-interest bearing promissory note for $150,000 to Marshall T. Reynolds, Chairman and Chief Executive Officer. The note was repaid on September 6, 2006 from the proceeds of the Public Offering. On September 6, 2006, Mr. Reynolds loaned the Company $150,000. The loan will be repaid without interest from working capital and is also unsecured.

5.   Preferred Stock

     The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

6.       Common Stock

     On March 31, 2006, the Company issued 2,500,000 shares to the initial stockholders. On August 30, 2006 the Company entered into an underwriting agreement with respect to the public sale of up to 8,600,000 units, reflecting a reduction in the size of the Public Offering from 10,000,000 units as previously contemplated to 8,600,000 units. In connection with such modification, and in order to maintain the percentage ownership of its stockholders prior to the Public Offering, the Company's initial stockholders surrendered for cancellation an aggregate of 350,000 shares of common stock. On the date the shares were surrendered, management determined the fair value of the Company's common stock to be $4.70 per share.

                        Energy Services Acquisition Corp.
                        (A Development Stage Enterprise)
                        Notes to the Financial Statements

7.   Concentration of Credit Risk

     At September 30, 2006, the Company maintained a checking account at a financial institution, the balance of which exceeded the federally insured limit by $7,575.

8.   Income Taxes

     Energy Services Acquisition Corp. (ESA) uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are no timing differences and therefore no deferred tax asset or liability at September 30, 2006. There are no net operating loss carry forwards at September 30, 2006.

     At September 30, 2006, income tax expense consisted of the following:

Taxes currently payable
     Federal                                $           32,000
     State                                               9,000
                                            ------------------
Total                                       $           41,000
                                            ==================

The Company is incorporated in Delaware and is subject to franchise taxes, which are shown as a component of operating expenses.

                                                                    Exhibit 31.1

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     I, Marshall T. Reynolds, certify that:


1. I have reviewed this Annual Report on Form 10-K of Energy Services Acquisition Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:


     a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting;


December 18, 2006                           /s/ Marshall T. Reynolds
------------------                          ------------------------------------
Date                                        Marshall T. Reynolds
                                            Chairman and Chief Executive Officer

                                                                    Exhibit 31.2

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     I, Jack M. Reynolds, certify that:


1. I have reviewed this Annual Report on Form 10-K of Energy Services Acquisition Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:


     a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting;



December 18 , 2006                         /s/ Jack M. Reynolds
-------------------                        -------------------------------------
Date                                       Jack M. Reynolds
                                           President and Chief Financial Officer

                                                                      Exhibit 32

                            Certification pursuant to
                             18 U.S.C. Section 1350,
                             as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002


Marshall T. Reynolds, Chairman and Chief Executive Officer and Jack M. Reynolds, President and Chief Financial Officer of Energy Services Acquisition Corp. (the "Company") each certify in their capacity as officers of the Company that they have reviewed the annual report of the Company on Form 10-K for the fiscal year ended September 30, 2006 and that to the best of their knowledge:

1. the report fully complies with the requirements of Sections 13(a) of the Securities Exchange Act of 1934; and

2. the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.



December 18 , 2006                         /s/ Marshall T. Reynolds
------------------                         -------------------------------------
Date                                       Marshall T. Reynolds
                                           Chairman and Chief Executive Officer


December 18 , 2006                         /s/ Jack M. Reynolds
------------------                         -------------------------------------
Date                                       Jack M. Reynolds
                                           President and Chief Financial Officer


The purpose of this  statement  is solely to comply  with Title 18,  Chapter 63,
Section 1350 of the United States Code, as amended by Section 906 of the Sarbanes-Oxley Act of 2002.

A signed original of this written statement required by Section 906 has been provided to Energy Services Acquisition Corp. and will be retained by Energy
Services Acquisition Corp. and furnished to the Securities and Exchange Commission or its staff upon request.