Form 10-Q
period 2006-12-31
Energy Services Acquisition Corp.
filed 2007-02-13
CIK 1357971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended  December 31, 2006

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange act of 1934

       For the transition period from _______________ to _________________


                        Commission File Number: 001-32998


                        Energy Services Acquisition Corp.
                        ---------------------------------
             (Exact Name of Registrant as Specified in its Charter)

Delaware                                               20-4606266
-------------------------------          ---------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

2450 First Avenue, Huntington, West Virginia                  25703
--------------------------------------------           -------------------
(Address of Principal Executive Office)                     (Zip Code)


                                 (304) 528-2791
                                 --------------
               (Registrant's Telephone Number including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES X NO .

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [  ]        Accelerated Filer [  ]     Non-Accelerated
                                                               Filer [ X ]

As of January 8, 2007, there were issued and outstanding 10,750,000 shares of the Registrant's Common Stock.

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES X NO
                                               ---    ---

Transitional Small Business Disclosure Format (check one)   Yes     No
                                                               ---     ---

Part 1:  Financial Information

Item 1.  Financial Statements (Unaudited):

          Balance Sheets                                                3

          Statements of Income                                          4

          Statements of  Stockholders' Equity                           5

          Statements of Cash Flows                                      6

         Notes to Unaudited Condensed Financial Statements              7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          13

Item 3   Quantitative and Qualitative Disclosures about Market Risk    14

Item 4.  Controls and Procedures                                       14

Part II: Other Information

Item 1A. Risk Factors                                                  15

Item 2.  Unregistered Sales of Equity Securities and
          Use of Proceeds                                              15

Item 6.  Exhibits                                                      16

Signatures                                                             17

                        Energy Services Acquisition Corp.
                        (A Development Stage Enterprise)
                                 Balance Sheets


                                                              December 31,            September 30,
                                                                 2006                     2006
                                                        ----------------------- --------------------------
                                                              (Unaudited)
ASSETS

Cash                                                    $     202,082            $        77,381
Cash and Cash Equivalents in trust                         49,384,773                 49,149,173
Cash held in trust from Underwriter                         1,032,000                  1,032,000
Prepaid Expenses                                               72,669                         -
                                                        -------------------------------------------------
Total Assets                                            $  50,691,524            $    50,258,554
                                                        =================================================

LIABILITIES AND STOCKHOLDERS' EQUITY


Accrued offering costs                                  $      30,707                    178,015
Accrued Expenses                                              319,492                     87,525
Notes Payable Stockholder                                     150,000                    150,000
Due to Underwriter                                          1,032,000                  1,032,000
                                                        -------------------------------------------------
Total Liabilities
                                                        $   1,532,199            $     1,447,540
                                                        -------------------------------------------------

Common Stock subject to Possible redemption
1,719,140 shares at redemption value                        9,988,200                  9,988,200

Commitments

Stockholders' Equity
  Preferred stock, $.0001 par value
    Authorized 1,000,000 shares; none issued                       -                         ---
  Common Stock, $.0001 par value
    Authorized 50,000,000 shares
    Issued and outstanding 10,750,000 Shares,
     inclusive of 1,719,140 shares subject to
     possible redemption                                          903                        903
  Additional  paid-in capital                              38,734,491                  38,734,491
  Retained Earnings                                           435,731                      87,420

                                                        -------------------------------------------------
Total  Stockholders' Equity                                39,171,125                  38,822,814
                                                        -------------------------------------------------

Total Liabilities and Stockholders' Equity              $  50,691,524            $     50,258,554
                                                        =================================================

   The accompanying notes are an integral part of these financial statements.

                        Energy Services Acquisition Corp.
                        (A Development Stage Enterprise)
                               Statement of Income


                                                                                  For the Period
                                                        For the three             from March 31,
                                                        months ended            2006 (inception)
                                                        December 31,             To December 31,
                                                            2006                       2006
Operating Expenses:
     Formation and operating costs                            48,570                      67,324
     Franchise taxes                                          14,937                      44,937
                                                    -----------------           ----------------

Loss from operations before taxes                            (63,507)                   (112,261)

Income from trust fund investments                           654,819                    831,993
                                                    -----------------           ----------------

Income before income taxes                                   591,312                    719,732

Income taxes                                                 243,000                    284,000
                                                    -----------------           ----------------

Net Income                                                   348,312                    435,732
                                                    =================           ================

Weighted average shares outstanding-basic                 10,750,000                  5,988,406
                                                    =================           ================
Weighted average shares outstanding-
diluted                                                   11,966,082                   6,503,919
                                                    =================           ================

 Net income per share- basic                        $           0.03            $           0.07
                                                    =================           ================

 Net income per share- diluted                      $           0.03            $          0.07
                                                    =================           ================


    The accompanying notes are an integral part of these financial statements

                        Energy Services Acquisition Corp.
                        (A Development Stage Enterprise)
                  Statements of Changes in Stockholders' Equity



                                                       Common Stock                                    Income
                                                 ------------------------  Additional                  Accumulated
                                                                           Paid in       Treasury     During the      Stockholders'
                                                 Shares        Amount      Capital       Stock        Development     Equity
                                                 ------------------------  -----------   -----------  ------------    --------------

Issuance of common stock to
 initial stockholders on

March 31, 2006 at $.01 per share                 2,500,000     $  250      $    24,750                                $     25,000

Return of 350,000 Shares on
 August 30, 2006 by initial Shareholders                                     1,645,000   (1,645,000)                           -

Cancellation of Common Stock to Initial
   Shareholders                                   (350,000)       (35)      (1,644,965)   1,645,000                            -

Sale of Private Placement  Warrants                                          2,000,000                                   2,000,000

Sale of 8,600,000 units net of
  underwriter'sdiscount and offering expenses    8,600,000        860       46,697,634                                  46,698,494

Sale of underwriter option                                                         100                                         100

Shares reclassified to "Common Stock subject
To possible redemption"
                                                (1,719,140)      (172)      (9,988,028)                                 (9,988,200)

Net income                                                                                            $  87,420             87,420

                                                ------------------------  -----------   -----------  ------------    --------------

Balance at September 30, 2006                    9,030,860     $  903      $38,734,491   $    -       $  87,420       $ 38,822,814

Net Income for the period (unaudited)                                                                   348,312            348,312

                                                 ------------------------  -----------   -----------  ------------    --------------
Balance at December 31, 2006
                                                 9,030,860        903       38,734,491        -         435,731         39,171,125
                                                 ========================  ===========   ===========  ============    ==============


   The accompanying notes are an integral part of these financial statements.

                        Energy Services Acquisition Corp
                        (A Development Stage Enterprise)
                            Statements of Cash Flow

                                                                                                            For the Period
                                                                                    For the three           from March 31,
                                                                                    months ended            2006 (inception)
                                                                                     December 31,            to December
                                                                                         2006                  31, 2006

Cash flow from operating activities
  Net Income                                                                              348,312                  435,732
   Adjustment to reconcile net income to net cash used in operating activities:
      Changes in:
        Accrued Income and accretion on investments held in trust fund                   (235,601)                (412,774)
        Accrued Expenses                                                                  231,967                  319,492
        Other Assets                                                                      (72,669)                 (72,669)
                                                                                ------------------          ---------------

Net cash provided  by operating activities                                                272,009                  269,781
                                                                                ------------------          ---------------
Cash flows from investing activities
  Purchase of investments held in trust fund                                          (10,113,000)             (60,117,000)
  Proceeds from maturities of Investments held in trust fund                           10,113,000               10,113,000
                                                                                ------------------          ---------------
Net cash provided (used in) Investment activities                                             -                (50,004,000)
                                                                                ------------------          ---------------
Cash flows from financing activities
  Proceeds from Public Offering                                                                                 51,600,000
  Proceeds from Private Placement of warrants                                                                    2,000,000
  Proceeds from issuance of underwriting options                                                                       100
  Proceeds from issuance of common stock to initial stockholders                                                    25,000
  Loans from Stockholder                                                                                           375,000
  Payment of Loan from Stockholder                                                                                (225,000)
  Payment of Offering Costs                                                              (147,308)              (3,838,799)
                                                                                ------------------          ---------------
Net cash provided by (used in) financing activities                                      (147,308)              49,936,301
                                                                                ------------------          ---------------
Net increase in cash and cash equivalents at end of period                                124,701                  202,082
Cash and Cash Equivalents Beginnng of Period                                               77,381                      -
                                                                                ------------------          ---------------
Cash and Cash Equivalents End of Period
                                                                                          202,082                  202,082
                                                                                ==================          ===============
Supplemental disclosure of non-cash financing activity:
  Accrued and unpaid offering costs                                             $              -            $       78,015
                                                                                ==================          ===============
Supplemental disclosure of cash flow information:
  Income taxes paid                                                             $          41,000           $       41,000
                                                                                ==================          ===============

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

     Activity through September 30, 2006 relates to the Company's formation and the public offering described below. The Company has selected September 30 as its fiscal year-end. Activity from September 30, 2006 through December 31, 2006 has been limited to the identification of potential acquisition candidates for the Company.

     The registration statement for the Company's initial public offering (the "Public Offering") (as described in note 2) was declared effective August 29, 2006. The Company completed the Public Offering on September 6, 2006. Preceding the completion of the Public Offering certain officers, directors and initial shareholders of the Company purchased an aggregate of 3,076,923 warrants at $0.65 per warrant from the Company in a private placement (the "Private Placement"). The warrants sold in the Private Placement were identical to the warrants sold in the public offering, except that the Private Placement warrants are not registered at this time. The Company received net proceeds from the Private Placement and the Offering of approximately $48,698,494 (note 2).

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

Interim Financial Statements

     The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the Company's audited financial statements and footnotes thereto for the period from inception (March 31, 2006) through September 30, 2006 included in the Company's Form 10-K filed December 18, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are , in the opinion of management necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the period ended December 31, 2006 are not necessarily indicative of the results to be expected for any other interim period of any future year.

Investments Held in Trust

         The Company's restricted investments held in the Trust Fund at December 31, 2006 are comprised of an institutional money fund and a United States Treasury Bill with a maturity of February 22, 2007 in the amounts of $40,285,251 and $10,131,522, respectively.

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

     Basic net income per share is computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period including shares subject to possible redemption. Diluted earnings per share reflects the potential dilution that could

                        Energy Services Acquisition Corp.
                        (A Development Stage Enterprise)
                        Notes to the Financial Statements


occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the earnings of the entity.


Fair Value of Financial Instruments

The fair values of the Company's assets and liabilities that qualify as financial instruments under SFAS No. 107 approximate their carrying amounts at September 30, 2006 and at December 31, 2006.

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

Recently Issued Accounting Pronouncements

     Energy Services Acquisition Corp. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flows.


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

     The Company accounted for the fair value of the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Public Offering resulting in a charge directly to stockholders' equity. The Company estimated the fair value of this unit purchase option at $1,642,500 ($3.65 Per
Unit) using a Black-Scholes option pricing model. The fair value of the unit purchase option granted to the underwriter is estimated as of the date of grant using the following assumptions: (1) expected volatility of 75.7 %, (2) risk free interest rate of 5.1 % and (3) expected life of 5 years.

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

     At any time and from time to time after the release date from escrow and prior to the fifth anniversary date hereof, the holders of at least 51% of the Registrable Securities initially held by the underwriters may make two written demands for a Demand Registration.

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

7.   Concentration of Credit Risk

     At December 31, 2006, the Company maintained a checking account at a financial institution, the balance of which exceeded the federally insured limit by $7,575 at September 30, 2006 and by $187,669 at December 31, 2006.

                        Energy Services Acquisition Corp.
                        (A Development Stage Enterprise)
                        Notes to the Financial Statements


8.   Income Taxes

     Energy Services Acquisition Corp. (ESA) uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are no timing differences and therefore no deferred tax asset or liability at December 31, 2006. There are no net operating loss carry forwards at December 31, 2006.

      At December 31, 2006, income tax expense consisted of the following:
                             Quarter ended       March 31, 2006-
                             December 31,        December 31,
                              2006                2006
Taxes currently payable
   Federal                 $      200,000        $    232,000
   State                           43,000              52,000
                            --------------        -------------
Total                      $      243,000        $    284,000
                            ==============        =============

The Company is incorporated in Delaware and is subject to franchise taxes, which are shown as a component of operating expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward looking Statements

The statements discussed in this Report include forward looking statements that involve risks and uncertainties, including the timely delivery and acceptance of the Company's products and the other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

The following discussion should be read in conjunction with the Company's unaudited financial statements and footnotes thereto contained in this quarterly report filed on Form 10-Q and the Company's audited financial statements and the footnotes thereto for the period from inception (March 31, 2006) to September 30, 2006 included in the Company's Annual Report on Form 10-K filed on December 18, 2006.

The Company was formed on March 31, 2006 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an entity or entities that have operating businesses. We completed our initial public offering ("IPO") on September 6, 2006. Our entire activity from inception through consummation of the IPO on September 6, 2006 was to prepare for and complete our IPO. Since the consummation of our IPO on September 6, 2006, our activity has been limited .

We are currently in the process of evaluating and identifying targets for a business combination. We intend to utilize cash derived from the proceeds of our IPO, our capital stock, debt or a combination of cash, capital stock and debt in effecting a business combination.


Results of Operations

Net income for the quarter ended December 31, 2006 was $349,312, which consisted of interest from the trust fund totaling $654,819 offset by $56,647 of expenses, $48,570 of which related to formation and operating cost, $14,937 relating to Delaware franchise tax and income taxes of $243,000.

Net income from inception (March 31, 2006) to December 31, 2006 was $435,732, which consisted of interest income from the trust fund totaling $831,993 which was offset by $112,261 of expenses. $67,324 of the expenses related to formation and operating costs and $44,937 related to Delaware franchise tax.

Liquidity and Capital Resources

We consummated our initial public offering on September 6, 2006. Gross proceeds from our initial public offering were $51,600,000. We paid a total of $4,128,000 in underwriting discounts and commissions, and approximately $774,000 was paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering that were deposited into a trust fund were $48,972,000, (or approximately $5.69 per unit sold in the offering). An additional $1,032,000, representing the underwriter's non-accountable expense allowance, was also placed in the trust account. As of December 31, 2006, approximately $49,384,773 (or approximately $5.74 per share sold in the offering) is being held in the trust account. We intend to use substantially all of the net proceeds of this offering to acquire a target business. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. Our working capital will be generated solely from interest earned on the amount held in trust. We are limited to $1,200,000 of such interest (net of taxes) to fund working capital. We believe the interest earned on the amount held in trust will be sufficient to fund our operations. From September 6, 2006 through September 6, 2008, we anticipate approximately $350,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $240,000 for expenses for the due diligence and investigation of a target business, $120,000 in reimbursement expenses to Chapman Printing Co. ($5,000 per month for two years), $110,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $305,000 for general working capital that will be used for tax payments, miscellaneous expenses and reserves, including approximately $100,000 (through January 1, 2008) for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Item 4. Controls and Procedures

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

There has been no change in Energy Services Acquisition Corp.'s internal control over financial reporting during Energy Services Acquisition Corp.'s first quarter of fiscal year 2007 that has materially affected, or is reasonably likely to materially affect, Energy Services Acquisition Corp.'s internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION



ITEM 1A. Risk Factors

Please see the information disclosed in the "Risk Factors" section of our Form 10-K as filed with the Securities and Exchange Commission on December 18, 2006, and which is incorporated herein by reference.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     (a) Prior to completing our public offering on September 6, 2006, we sold the following shares of common stock without registration under the Securities Act of 1933, as amended:


                                                      Number of
                   Name                                 Shares                   Relationship to Us
--------------------------------------------    ---------------------  --------------------------------------
Marshall T. Reynolds.......................             537,500        Chairman of the Board, Chief Executive
                                                                       Officer and Secretary
Jack M. Reynolds...........................             430,000        Director, President and Chief Financial
                                                                       Officer
Edsel R. Burns.............................             537,500        Director
Neal W. Scaggs.............................             107,500        Director
Joseph L. Williams.........................             107,500        Director
Douglas Reynolds...........................             430,000        (1)

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

     On April 5, 2006, we entered into a warrant placement agreement with our initial stockholders for the sale of the following warrants without registration under the Securities Act of 1933, as amended:


                                                      Number of
                   Name                                 Shares                   Relationship to Us
--------------------------------------------    ---------------------  --------------------------------------
Marshall T. Reynolds.......................          2,692,303        Chairman of the Board, Chief Executive
                                                                      Officer and Secretary
Jack M. Reynolds...........................             76,924        Director, President and Chief Financial
                                                                      Officer
Edsel R. Burns.............................             76,924        Director
Neal W. Scaggs.............................             76,924        Director
Joseph L. Williams.........................             76,924        Director
Douglas Reynolds...........................             76,924        (1)

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

     We paid a total of $4,128,000 in underwriting discounts and commissions, including $1,032,000 for the underwriters' non-accountable expense allowance of
2.0 % of the gross proceeds, and approximately $774,000 for other costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the other offering expenses, the total net proceeds to us from the offering that were deposited into a trust fund were $48,972,000. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $831,993 in interest and dividends through December 31, 2006.

     (c) Energy Services Acquisition Corp. did not repurchase any shares of its common stock during the relevant period.

ITEM 6. Exhibits



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


                                       ENERGY SERVICES ACQUISITION CORP.


Date: _____________, 2007              By: s/s  Marshall T. Reynolds
                                           -----------------------------------
                                           Marshall T. Reynolds
                                           Chairman and Chief Executive Officer
                                           (Principal Executive Officer)



Date: _____________, 2007              By: s/s Jack M. Reynolds
                                           -----------------------------------
                                          Jack M. Reynolds
                                          President and Chief  Financial Officer
                                          (Principal Financial and  Accounting
                                           Officer)