Form 10-Q
period 2007-03-31
Energy Services Acquisition Corp.
filed 2007-05-11
CIK 1357971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended  March 31, 2007

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange act of 1934

       For the transition period from _______________ to _________________


                           Commission File Number:  001-32998


                        Energy Services Acquisition Corp.
                        ---------------------------------
             (Exact Name of Registrant as Specified in its Charter)

Delaware                                                   20-4606266
--------------------------------        ----------------------------------------
(State or Other Jurisdiction            (I.R.S. Employer  Identification Number)
of Incorporation or Organization)

2450 First Avenue, Huntington, West Virginia                             25703
--------------------------------------------                         -----------
(Address of Principal Executive Office)                              (Zip Code)

                                 (304) 528-2791
                                ----------------
               (Registrant's Telephone Number including area code)

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

As of April 8, 2007, there were issued and outstanding 10,750,000 shares of the Registrant's Common Stock.

     Indicate  by check mark  whether  the  Registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act).   YES  X          NO
                                                  -----          ----

Transitional Small Business Disclosure Format (check one)    Yes        No  X
                                                                 ----      ----

Part 1: Financial Information

Item 1. Financial Statements (Unaudited):

          Balance Sheets                                                     3

          Statements of Income                                               4

          Statements of  Stockholders' Equity                                5

               Statements of Cash Flows                                      6

         Notes to Unaudited Condensed Financial Statements                   7

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         13

Item 3  Quantitative and Qualitative Disclosures about Market Risk          14

Item 4.  Controls and Procedures                                            14


Part II: Other Information

Item 1A.  Risk Factors                                                      15

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds      15

Item 6.   Exhibits                                                          16

Signatures                                                                  17

                        Energy Services Acquisition Corp.
                        (A Development Stage Enterprise)
                                 Balance Sheets



                                                                                    March 31,                   September 30,
                                                                                      2007                          2006
                                                                                  (Unaudited)
ASSETS
Cash                                                                                  $ 109,722                    $ 77,381
Cash and Cash Equivalents in trust                                                   49,600,722                  49,149,173
Cash held in trust from Underwriter                                                   1,032,000                   1,032,000
Prepaid Expenses                                                                         76,387                           -
                                                                    --------------------------------------------------------
Total Assets                                                                       $ 50,818,831                $ 50,258,554
                                                                    ========================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

 Accrued offering costs                                                                $ 45,687                   $ 178,015
 Accrued Expenses                                                                        78,319                      87,525
 Notes Payable Stockholder                                                              150,000                     150,000
Due to Underwriter                                                                    1,032,000                   1,032,000
                                                                    --------------------------------------------------------
Total Liabilities                                                                     1,306,006                   1,447,540
                                                                    --------------------------------------------------------

Common Stock subject to Possible redemption
1,719,140 shares at redemption value                                                  9,988,200                   9,988,200

Commitments

Stockholders' Equity
  Preferred stock, $.0001 par value
    Authorized 1,000,000 shares; none issued                                                ---                         ---
  Common Stock, $.0001 par value
    Authorized 50,000,000 shares
    Issued and outstanding 10,750,000 Shares, inclusive of 1,719,140 shares
       subject to possible redemption                                                       903                         903
  Additional  paid-in capital                                                        38,719,510                  38,734,491
  Retained Earnings                                                                     804,212                      87,420
                                                                    --------------------------------------------------------
Total  Stockholders' Equity                                                          39,524,625                  38,822,814
                                                                    --------------------------------------------------------
Total Liabilities and Stockholders' Equity                                         $ 50,818,831                $ 50,258,554
                                                                    ========================================================

The accompanying notes are an integral part of these financal statements.

                        Energy Services Acquisition Corp.
                        (A Development Stage Enterprise)
                              Statements of Income


                                                                                                                 For the Period
                                                                    For the three          For the six           from March 31,
                                                                    months ended          months ended          2006 (inception)
                                                                       March 31,            March 31,            To March  31,
                                                                        2007                  2007                    2007
Operating Expenses:
     Formation and operating costs                                           74,999               123,569                  142,323
     Franchise taxes                                                         11,205                26,142                   56,142
                                                                  ------------------    ------------------    ---------------------
Loss from operations before taxes                                           (86,204)             (149,711)                (198,465)

Income from trust fund investments                                          641,784              1,296,603                1,473,777
                                                                  ------------------    ------------------    ---------------------

Income before income taxes                                                  555,580             1,146,892                1,275,312

Income taxes                                                                187,100               430,100                  471,100
                                                                  ------------------    ------------------    ---------------------

Net Income                                                                  368,480               716,792                  804,212
                                                                  ==================    ==================    =====================

Weighted average shares outstanding - basic                              10,750,000            10,750,000
                                                                  ==================    ==================

Weighted average shares outstanding - diluted                            12,576,584            12,271,333
                                                                  ==================    ==================

 Net income per share- basic                                                 $ 0.03                $ 0.07
                                                                  ==================    ==================

 Net income per share- diluted                                               $ 0.03                $ 0.06
                                                                  ==================    ==================

The accompanying notes are an integral part of these financal statements.

                        Energy Services Acquisition Corp.
                        (A Development Stage Enterprise)
                  Statements of Changes in Stockholders' Equity




                                                   Common Stock                                     Income
                                                   ---------------------   Additional              Accumulated
                                                                           Paid in     Treasury    During the          Stockholders'
                                                   Shares        Amount    Capital      Stock      Development Stage   Equity
                                                   ---------------------   ----------  --------    -----------------   -------------

Issuance of common stock to
 initial stockholders on
March 31, 2006 at $.01 per share                  2,500,000     $ 250      $ 24,750                                   $ 25,000

Return of 350,000 Shares on August 30, 2006
   by initial Shareholders                                                1,645,000   (1,645,000)                            -

Cancellation of Common Stock to Initial
   Shareholders                                    (350,000)      (35)   (1,644,965)   1,645,000                             -

Sale of Private Placement  Warrants                                       2,000,000                                  2,000,000

Sale of 8,600,000 units net of underwriter's
discount and offering expenses                    8,600,000       860    46,697,634                                 46,698,494

Sale of underwriter option                                                      100                                        100

Shares reclassified to "Common Stock  subject
  To possible redemption"                        (1,719,140)     (172)   (9,988,028)                                (9,988,200)

Net income                                                                                             $ 87,420         87,420

                                                ---------------------    ----------  --------   ---------------    -----------
Balance at September 30, 2006                     9,030,860     $ 903   $38,734,491    $ -             $ 87,420    $38,822,814

Additional  offering costs                                                  (14,981)                                   (14,981)

Net Income for the period (unaudited)                                                                   716,792        716,792

                                                ---------------------    ----------  --------    ---------------   -----------
Balance at March 31, 2007                        9,030,860       903     38,719,510        -            804,212     39,524,625
                                                =====================    ==========  ========    ===============   ===========

The accompanying notes are an integral part of these financal statements.

                        Energy Services Acquisition Corp.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows

                                                                                                             For the Period
                                                                                      For the six            from March 31,
                                                                                      months ended          2006 (inception)
                                                                                        March 31,             to March 31,
                                                                                          2007                   2007
Cash flow from operating activities
     Net Income                                                                             716,792             804,212
       Adjustment to reconcile net income to net
         cash used in operating activities:
          Changes in:
             Accrued Income and accretion on investments
               held in trust fund                                                          (451,550)           (628,723)
             Accrued Expenses                                                                (9,206)             78,319
             Other Assets                                                                   (76,387)            (76,387)
                                                                               ---------------------   -----------------
et cash provided  by operating activities                                                  179,649             177,421
                                                                               ---------------------   -----------------

Cash flows from investing activities
     Purchase of investments held in trust fund                                         (20,316,000)        (70,320,000)
     Proceeds from maturities of Investments held in trust fund                          20,316,000          20,316,000
                                                                               ---------------------   -----------------
Net cash provided (used in) Investment activities                                                 -         (50,004,000)
                                                                               ---------------------   -----------------

Cash flows from financing activities
     Proceeds from Public Offering                                                             ----          51,600,000
     Proceeds from Private Placement of warrants                                               ----           2,000,000
     Proceeds from issuance of underwriting options                                            ----                 100
     Proceeds from issuance of common stock to initial stockholders                            ----              25,000
     Loans from Stockholder                                                                    ----             375,000
     Payment of Loan from Stockholder                                                          ----            (225,000)
     Payment of Offering Costs                                                             (147,308)         (3,838,799)
                                                                               ---------------------   -----------------
Net cash provided by (used in ) financing activities                                       (147,308)         49,936,301
                                                                               ---------------------   -----------------
Net increase in cash and cash equivalents at end of period                                   32,341             109,722
Cash and Cash Equivalents Beginnng of Period                                                 77,381                   -
                                                                               ---------------------   -----------------
Cash and Cash Equivalents End of Period                                                     109,722             109,722
                                                                               =====================   =================
Supplemental disclosure of non-cash financing activity:
     Accrued and unpaid offering costs                                                     $ 45,686            $ 45,686

Supplemental  disclosure of cash flow information:
     Income taxes paid                                                                    $ 426,250           $ 426,250
                                                                               =====================   =================

The accompanying notes are an integral part of these financial statements.
                                       6

                        Energy Services Acquisition Corp.
                        (A Development Stage Enterprise)
                        Notes to the Financial Statements

1.       Organization, Business Operations and Significant Policies

Nature of Business

     Energy Services Acquisition Corp. (the "Company") was incorporated in Delaware on March 31, 2006 as a blank check company whose objective is to acquire a operating business or businesses.

     Activity through September 30, 2006 relates to the Company's formation and the public offering described below. The Company has selected September 30 as its fiscal year-end. Activity from September 30, 2006 through March 31, 2007 has been limited to the identification and analysis of potential acquisition candidates for the Company.

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

     We have neither engaged in any business operations nor generated any operating revenue to date. Our only activities since inception have been organizational activities and those necessary to prepare for our public offering, and thereafter, pursuing potential acquisitions of target businesses. We will not generate any operating revenues until after completion of a business combination. We have generated non-operating income in the form of interest income on our cash and cash equivalents and short term investments.

Interim Financial Statements

     The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the Company's audited financial statements and footnotes thereto for the period from inception (March 31, 2006) through September 30, 2006 included in the Company's Form 10-K filed December 18, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the period ended March 31, 2007 are not necessarily indicative of the results to be expected for any other interim period of any future year.

Investments Held in Trust

     The Company's restricted investments held in the Trust Fund at March 31, 2007 are comprised of an institutional money fund and a United States Treasury Bill with a maturity of May 15, 2007 in the amounts of $40,375,476 and $10,257,246, respectively.

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

     Basic net income per share is computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period including shares subject to possible redemption. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the earnings of the entity.

Fair Value of Financial Instruments

     The fair values of the Company's assets and liabilities that qualify as financial instruments under SFAS No. 107 approximate their carrying amounts at September 30, 2006 and at March 31, 2007.

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

2.           Public Offering

     On September 6, 2006, the Company sold 8,600,000 units ("Units") in the Public Offering at a price of $6.00 per Unit. Each Unit consists of one share of the Company's common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants ("Warrants"). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 per share commencing on the later of the consummation by the Company of a Business Acquisition, as defined below, or one year after the Effective Date and terminating on the fifth anniversary of the date of the Public Offering. The Company may redeem the Warrants for a redemption price of $0.01 per Warrant at any time if notice of not less than 30 days is given and the last sale price of the Common Stock has been at least Energy Services Acquisition Corp. (A Development Stage Enterprise) Notes to the Financial Statements $8.50 on 20 of the 30 trading days ending on the third day prior to the day on which notice is given. Separate trading of the warrants and the share of common stock began on or about October 3, 2006.

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

7.       Concentration of Credit Risk

     At March 31, 2007, the Company maintained a checking account at a financial institution, the balance of which exceeded the federally insured limit by $7,575 at September 30, 2006 and by $9,722 at March 31, 2007.

                        Energy Services Acquisition Corp.
                        (A Development Stage Enterprise)
                        Notes to the Financial Statements


8.       Income Taxes

     Energy Services Acquisition Corp. (ESA) uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are no timing differences and therefore no deferred tax asset or liability at March 31, 2007. There are no net operating loss carry forwards at March 31, 2007.

         At March 31, 2007, income tax expense consisted of the following:

                                    Six Months                  March 31, 2006-
                                  ended March 31,                 March  31,
                                     2007                           2007
Taxes currently payable
     Federal                    $   352,000                  $    364,000
     State                           78,100                        87,100
                                -----------                  -------------
Total                           $   430,100                  $    471,100
                                ===========                  =============

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

The Company was formed on March 31, 2006 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an entity or entities that have operating businesses. We completed our initial public offering ("IPO") on September 6, 2006. Our entire activity from inception through consummation of the IPO on September 6, 2006 was to prepare for and complete our IPO. Since the consummation of our IPO on September 6, 2006, our activity has been limited.

We are currently in the process of evaluating and identifying targets for a business combination. We intend to utilize cash derived from the proceeds of our IPO, our capital stock, debt or a combination of cash, capital stock and debt in effecting a business combination.

Results of Operations

Net income for the quarter ended March 31, 2007 was $368,480, which consisted of interest from the trust fund totaling $641,784 offset by $86,204 of expenses, $57,334 of which related to formation and operating cost, $17, 665 of which related to due diligence expenses relating to potential acquisitions, $11,205 relating to Delaware franchise tax and income taxes of $187,100.

Net income for the six months ended March 31, 2007 was $716,792 which consisted of interest from the trust fund totaling $1,296,603 offset by $149,711 of expenses, $87,504 of which related to formation and operating costs, due diligence expenses relating to potential acquisitions of $36,065, $26,142 relating to Delaware franchise tax and income taxes of $430,100.

Net income from inception (March 31, 2006) to March 31, 2007 was $804,212, which consisted of interest income from the trust fund totaling $1,473,777 which was offset by $198,465 of expenses. $106,258 of the expenses related to formation and operating costs, $36,065 related to due diligence expenses relating to potential acquisitions, $56,142 related to Delaware franchise tax and income taxes of $471,100.

Liquidity and Capital Resources

We consummated our initial public offering on September 6, 2006. Gross proceeds from our initial public offering were $51,600,000. We paid a total of $4,128,000 in underwriting discounts and commissions, and approximately $789,000 was paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering that were deposited into a trust fund were $48,972,000, (or approximately $5.69 per unit sold in the offering). An additional $1,032,000, representing the underwriter's non-accountable expense allowance, was also placed in the trust account. As of March 31, 2007, approximately $49,600,722 (or approximately $5.77 per share sold in the offering) is being held in the trust account. We intend to use substantially all of the net proceeds of this offering to acquire a target business. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. Our working capital will be generated solely from interest earned on the amount held in trust. We are limited to $1,200,000 of such interest (net of taxes) to fund working capital. We believe the interest earned on the amount held in trust will be sufficient to fund our operations. From September 6, 2006 through September 6, 2008, we anticipate approximately $350,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $240,000 for expenses for the due diligence and investigation of a target business, $120,000 in reimbursement expenses to Chapman Printing Co. ($5,000 per month for two years), $110,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $305,000 for general working capital that will be used for tax payments, miscellaneous expenses and reserves, including approximately $100,000 (through January 1, 2008) for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     (a) Prior to completing our public offering on September 6, 2006, we sold the following shares of common stock without registration under the Securities Act of 1933, as amended:



                              Name                       Number of Shares                           Relationship to Us
----------------------------------------------------------------------------------------------------------------------------------
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

--------------------------
(1) Douglas Reynolds is the son of Marshall T. Reynolds and the brother of Jack
M. Reynolds.

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

     On April 5, 2006, we entered into a warrant placement agreement with our initial stockholders for the sale of the following warrants without registration under the Securities Act of 1933, as amended:


                                Name                   Number of Warrants                        Relationship to Us
-------------------------------------------------------------------------------------------------------------------------------
Marshall T. Reynolds.....................................2,692,303           Chairman of the Board, Chief Executive Officer and
                                                                             Secretary
Jack M. Reynolds............................................76,924           Director, President and Chief Financial Officer
Edsel R. Burns..............................................76,924           Director
Neal W. Scaggs..............................................76,924           Director
Joseph L. Williams..........................................76,924           Director
Douglas Reynolds............................................76,924           (1)

---------------------------
(1) Douglas Reynolds is the son of Marshall T. Reynolds and the brother of Jack
M. Reynolds.

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

     We paid a total of $4,128,000 in underwriting discounts and commissions, including $1,032,000 for the underwriters' non-accountable expense allowance of
2.0 % of the gross proceeds, and approximately $774,000 for other costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the other offering expenses, the total net proceeds to us from the offering that were deposited into a trust fund were $48,972,000. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $1,473,777 in interest and dividends through March 31, 2007.

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


                        ENERGY SERVICES ACQUISITION CORP.


Date: May 11, 2007                      By: /s/  Marshall T. Reynolds
                                            ------------------------------------
                                            Marshall T. Reynolds
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)



Date: May 11, 2007                      By: /s/ Jack M. Reynolds
                                           -----------------------------------
                                           Jack M. Reynolds
                                           President and Chief Financial Officer
                                           (Principal Financial and
                                             Accounting  Officer)

                                                                    Exhibit 31.1

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         I, Marshall T. Reynolds, certify that:


1. I have reviewed this Quarterly Report on Form 10-Q of Energy Services Acquisition Corp.;

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




May 11, 2007                                /s/ Marshall T. Reynolds
---------------                             ------------------------------------
Date                                        Marshall T. Reynolds
                                            Chairman and Chief Executive Officer

                                                                    Exhibit 31.2


                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         I, Jack M. Reynolds, certify that:


1. I have reviewed this Quarterly Report on Form 10-Q of Energy Services Acquisition Corp.;

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



May 11, 2007                               /s/ Jack M. Reynolds
---------------                            -------------------------------------
Date                                       Jack M. Reynolds
                                           President and Chief Financial Officer

                                                                      Exhibit 32

                            Certification pursuant to
                             18 U.S.C. Section 1350,
                             as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002


Marshall T. Reynolds, Chairman and Chief Executive Officer and Jack M. Reynolds, President and Chief Financial Officer of Energy Services Acquisition Corp. (the "Company") each certify in their capacity as officers of the Company that they have reviewed the Quarterly report of the Company on Form 10-Q for the quarter ended March 31, 2007 and that to the best of their knowledge:

1. the report fully complies with the requirements of Sections 13(a) of the Securities Exchange Act of 1934; and

2. the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.



May 11, 2007                                /s/ Marshall T. Reynolds
---------------                            -----------------------------------
Date                                       Marshall T. Reynolds
                                           Chairman and Chief Executive Officer


May 11, 2007                               /s/ Jack M.  Reynolds
---------------                            -------------------------------------
Date                                       Jack M. Reynolds
                                           President and Chief Financial Officer