Form 10-Q
period 2007-06-30
Energy Services Acquisition Corp.
filed 2007-08-03
CIK 1357971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2007

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange act of 1934

       For the transition period from _______________ to _________________


                        Commission File Number: 001-32998


                        Energy Services Acquisition Corp.
                        ---------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                      20-4606266
--------------------------------        ---------------------------------------
(State or Other Jurisdiction            (I.R.S. Employer Identification Number)
of Incorporation or Organization)


2450 First Avenue, Huntington, West Virginia                         25703
---------------------------------------------                ------------------
(Address of Principal Executive Office)                          (Zip Code)

                                 (304) 528-2791
               (Registrant's Telephone Number including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES X NO. -- Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]   Accelerated Filer [ ]   Non-Accelerated Filer [X]

As of August 3, 2007, there were issued and outstanding 10,750,000 shares of the Registrant's Common Stock.

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 YES   X     NO
    -------     -------

Transitional Small Business Disclosure Format (check one)    Yes       No  X
                                                                -----     -----

Part 1: Financial Information

Item 1. Financial Statements (Unaudited):

          Balance Sheets                                                      3

          Statements of Income                                                4

          Statements of  Stockholders' Equity                                 5

          Statements of Cash Flows                                            6

          Notes to Unaudited Condensed Financial Statements                   7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           13

Item 3  Quantitative and Qualitative Disclosures about Market Risk           14

Item 4.  Controls and Procedures                                             14


Part II: Other Information

Item 1A.  Risk Factors                                                       15

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds       15

Item 6.   Exhibits                                                           16

Signatures                                                                   17

                        Energy Services Acquisition Corp.
                        (A Development Stage Enterprise)
                                 Balance Sheets

                                                                                        June 30,                September 30,
                                                                                         2007                        2006
                                                                                  --------------------------------------------------
                                                                                     (Unaudited)
ASSETS
Cash                                                                                   $       967,790             $         77,381
Cash and Cash Equivalents in trust                                                          49,268,145                   49,149,173
Cash held in trust from Underwriter                                                          1,032,000                    1,032,000
Prepaid Expenses                                                                                51,313                            -
                                                                                  --------------------------------------------------
Total Assets                                                                           $    51,319,248             $     50,258,554
                                                                                  ==================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

 Accrued offering costs                                                                $             -             $        178,015
 Accrued Expenses                                                                              316,965                       87,525
 Notes Payable Stockholder                                                                     150,000                      150,000
Due to Underwriter                                                                           1,032,000                    1,032,000
                                                                                  --------------------------------------------------
Total Liabilities                                                                            1,498,965                    1,447,540
                                                                                  --------------------------------------------------
Common Stock subject to Possible redemption
1,719,140 shares at redemption value                                                         9,988,200                    9,988,200

Commitments

Stockholders' Equity
  Preferred stock, $.0001 par value
    Authorized 1,000,000 shares; none issued                                                     ---                         ---
  Common Stock, $.0001 par value
    Authorized 50,000,000 shares
    Issued and outstanding 10,750,000 Shares, inclusive of 1,719,140 shares
       subject to possible redemption                                                              903                          903
  Additional  paid-in capital                                                               38,719,510                   38,734,491
  Retained Earnings                                                                          1,111,670                       87,420
                                                                                  --------------------------------------------------
Total  Stockholders' Equity                                                                 39,832,083                   38,822,814
                                                                                  --------------------------------------------------
Total Liabilities and Stockholders' Equity                                             $    51,319,248             $     50,258,554
                                                                                  ==================================================

                        Energy Services Acquisition Corp.
                        (A Development Stage Enterprise)
                              Statements of Income


                                                                                              For the Period    For the Period
                                           For the three   For the three     For the Nine      from March 31,    from March 31,
                                            months ended     months ended    months ended      2006 (inception)  2006 (inception)
                                              June 30,        June 30,         June 30,          June 30,        To June 30,
                                                 2007            2006            2007              2006               2007
Operating Expenses:
     Formation and operating costs         $     134,378    $      ---     $    257,946    $      2,200     $   276,700
     Franchise taxes                              11,205                         37,347                          67,347
                                           --------------  --------------  -------------    ------------    ------------

Loss from operations before taxes               (145,583)          ---         (295,293)         (2,200)       (344,047)

Income from trust fund investments
  and Interest                                   648,941                      1,945,543                       2,122,717
                                           --------------  --------------  -------------    ------------    ------------

Income before income taxes                       503,358              ---     1,650,250          (2,200)      1,778,670

Income taxes                                     195,900                        626,000                         667,000
                                           --------------  --------------  -------------    ------------    ------------

Net Income                                 $     307,458    $         ---  $  1,024,250     $    (2,200)      1,111,670
                                           ==============  ==============  =============    ============    ============

Weighted average shares
  outstanding - basic                         10,750,000       2,500,000     10,750,000       2,500,000
                                           ==============  ==============  =============    ============

Weighted average shares
  outstanding - diluted                       13,114,447       2,500,000     12,552,371       2,500,000
                                           ==============  ==============  =============    ============

 Net income per share- basic                      $ 0.03         $ (0.00)        $ 0.10         $ (0.00)
                                           ==============  ==============  =============    ============

 Net income per share- diluted                    $ 0.02         $ (0.00)        $ 0.08         $ (0.00)
                                           ==============  ==============  =============    ============

The accompanying notes are an integral part of these financial statements.

                        Energy Services Acquisition Corp.
                        (A Development Stage Enterprise)
                  Statements of Changes in Stockholders' Equity


                                                     Common Stock                                   Income
                                                --------------------    Additional                  Accumulated
                                                                        Paid in        Treasury     During the         Stockholders'
                                                Shares      Amount      Capital        Stock        Development Stage      Equity
                                                --------------------    -----------    --------     -----------------     ---------
Issuance of common stock to
 initial stockholders on
March 31, 2006 at $.01 per share                2,500,000     $ 250       $   24,750                                   $    25,000

Return of 350,000 Shares on August 30, 2006
   by initial Shareholders                                                 1,645,000   (1,645,000)                               -

Cancellation of Common Stock to Initial
   Shareholders                                  (350,000)      (35)      (1,644,965)   1,645,000                                -

Sale of Private Placement  Warrants                                        2,000,000                                     2,000,000

Sale of 8,600,000 units net of underwriter's
discount and offering expenses                  8,600,000       860       46,697,634                                    46,698,494

Sale of underwriter option                                                       100                                           100

Shares reclassified to "Common Stock  subject
  To possible redemption"                      (1,719,140)     (172)      (9,988,028)                                   (9,988,200)

Net income                                                                                              $ 87,420            87,420

                                               ----------------------   ------------- ------------    -----------   ---------------
Balance at September 30, 2006                   9,030,860       903       38,734,491           -         87,420        38,822,814

Additional  offering costs                                                   (14,981)                                      (14,981)

Net Income for the period (unaudited)                                                                  1,024,250         1,024,250

                                               ----------------------   ------------- ------------    -----------   ---------------
Balance at June 30, 2007                        9,030,860    $  903      $38,719,510     $      -     $1,111,670       $39,832,083
                                               ======================   ============= ============    ===========   ===============


The accompanying notes are an integral part of these financial statements.

                        Energy Services Acquisition Corp.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows


                                                                                               For the Period        For the Period
                                                                          For the Nine         from March 31,        from March 31,
                                                                          months ended        2006 (inception)      2006 (inception)
                                                                            June 30,            to June 30,            to June 30,
                                                                              2007                  2006                   2007
Cash flow from operating activities
     Net Income                                                          $     1,024,250      $     (2,200)        $    1,111,670
       Adjustment to reconcile net income to net cash used in
        operating activities:
          Changes in:
             Accrued Income and accretion on investments held
               in trust fund                                                   (118,971)                                (124,543)
             Accrued Expenses                                                    229,439           128,918               145,363
             Other Assets                                                        (51,313)         (270,293)              (51,313)
                                                                         ----------------   ---------------       ----------------

Net cash provided  by operating activities                                     1,083,405          (143,575)             1,081,177
                                                                         ----------------   ---------------       ----------------

Cash flows from investing activities
     Purchase of investments held in trust fund                              (30,639,000)                -            (80,643,000)
     Proceeds from maturities of Investments held in trust fund               30,639,000                 -             30,639,000
                                                                         ----------------   ---------------       -----------------
Net cash provided (used in) Investment activities                                      -                 -            (50,004,000)
                                                                         ----------------   ---------------       -----------------
Cash flows from financing activities
     Proceeds from Public Offering                                                                                     51,600,000
     Proceeds from Private Placement of warrants                                                                        2,000,000
     Proceeds from issuance of underwriting options                                                                           100
     Proceeds from issuance of common stock to initial stockholders                                 25,000                 25,000
     Loans from Stockholder                                                                        150,000                375,000
     Payment of Loan from Stockholder                                                                                    (225,000)
     Payment of Offering Costs                                                  (192,996)                              (3,884,487)
                                                                         ----------------   ---------------        ----------------

Net cash provided by (used in ) financing activities                            (192,996)          175,000             49,890,613
                                                                         ----------------   ---------------        ----------------

Net increase in cash and cash equivalents at end of period                       890,409            (31,425)               967,790
Cash and Cash Equivalents Beginnng of Period                                      77,381                                        -
                                                                         ----------------   ---------------        ----------------
Cash and Cash Equivalents End of Period                                  $        967,790   $        (31,425)      $        967,790
                                                                         ================   ===============        ================
Supplemental disclosure of non-cash financing activity:
     Accrued and unpaid offering costs                                   $             -    $       128,918        $             -

Supplemental  disclosure of cash flow information:
     Income taxes paid                                                   $      428,500     $           -          $       428,500
                                                                         ================   ===============        ================

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

     Activity through September 30, 2006 relates to the Company's formation and the public offering described below. The Company has selected September 30 as its fiscal year-end. Activity from September 30, 2006 through June 30, 2007 has been limited to the identification and analysis of potential acquisition candidates for the Company.

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

Interim Financial Statements

     The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the Company's audited financial statements and footnotes thereto for the period from inception (March 31, 2006) through September 30, 2006 included in the Company's Form 10-K filed December 18, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the period ended June 30, 2007 are not necessarily indicative of the results to be expected for any other interim period of any future year.

Investments Held in Trust

     The Company's restricted investments held in the Trust Fund at June 30, 2007 are comprised of an institutional money fund and a United States Treasury Bill with a maturity of August 9, 2007 in the amounts of $39,919,565 and $10,380,580, respectively.

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

Fair Value of Financial Instruments

     The fair values of the Company's assets and liabilities that qualify as financial instruments under SFAS No. 107 approximate their carrying amounts at September 30, 2006 and at June 30, 2007.

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

7.       Concentration of Credit Risk

     At June 30, 2007, the Company maintained a checking account at a financial institution, the balance of which exceeded the federally insured limit by $7,575 at September 30, 2006 and by $873,091 at June 30, 2007.

                        Energy Services Acquisition Corp.
                        (A Development Stage Enterprise)
                        Notes to the Financial Statements

8.       Income Taxes

     Energy Services Acquisition Corp. (ESA) uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are no timing differences and therefore no deferred tax asset or liability at June 30, 2007. There are no net operating loss carry forwards at June 30, 2007.


         At June 30, 2007, income tax expense consisted of the following:



                                Nine Months             March 31, 2006
                               ended June 30,              June 30,
                                  2007                       2007
Taxes currently payable
     Federal                 $  511,000                  $  543,000
     State                      115,000                     124,000
                             -----------                 ------------
Total                        $  626,000                  $  667,000
                             ===========                 ============

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

Results of Operations

Net income for the quarter ended June 30, 2007 was $307,458, which consisted of interest from the trust fund totaling $648,941 offset by $145,583 of expenses, $97,119 of which related to formation and operating cost, $37,259 of which related to due diligence expenses relating to potential acquisitions, $11,205 relating to Delaware franchise tax and income taxes of $195,900. This income compares to a loss of $6,124 for the same period the prior year. The June 30, 2006 loss reflected primarily the original organization expenses and operating expenses prior to the public offering.

Net income for the nine months ended June 30, 2007 was $1,024,250 which consisted of interest from the trust fund totaling $1,945,543 offset by $295,293 of expenses, $184,622 of which related to formation and operating costs, due diligence expenses relating to potential acquisitions of $73,324, $37,347 relating to Delaware franchise tax and income taxes of $626,000. This compares to a loss of $8,324 for the period from inception (March 31, 2006) through June 30, 2006. The 2006 loss was due to the organization and operating expenses prior to the completion of the public offering.

Net income from inception (March 31, 2006) to June 30, 2007 was $1,111,670, which consisted of interest income from the trust fund totaling $2,122,717 which was offset by $344,047 of expenses. $203,376 of the expenses related to formation and operating costs, $73,324 related to due diligence expenses relating to potential acquisitions, $67,347 related to Delaware franchise tax and income taxes of $667,000.

Liquidity and Capital Resources

We consummated our initial public offering on September 6, 2006. Gross proceeds from our initial public offering were $51,600,000. We paid a total of $4,128,000 in underwriting discounts and commissions, and approximately $789,000 was paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering that were deposited into a trust fund were $48,972,000, (or approximately $5.69 per unit sold in the offering). An additional $1,032,000, representing the underwriter's non-accountable expense allowance, was also placed in the trust account. As of June 30, 2007, approximately $49,268,145(or approximately $5.77 per share sold in the offering) is being held in the trust account. We intend to use substantially all of the net proceeds of the offering to acquire a target business. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. Our working capital will be generated solely from interest earned on the amount held in trust. We are limited to $1,200,000 of such interest (net of taxes) to fund working capital. We believe the interest earned on the amount held in trust will be sufficient to fund our operations. From September 6, 2006 through September 6, 2008, we anticipate approximately $350,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $240,000 for expenses for the due diligence and investigation of a target business, $120,000 in reimbursement expenses to Chapman Printing Co. ($5,000 per month for two years), $110,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $305,000 for general working capital that will be used for tax payments, miscellaneous expenses and reserves, including approximately $100,000 (through January 1, 2008) for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

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

There has been no change in Energy Services Acquisition Corp.'s internal control over financial reporting during Energy Services Acquisition Corp.'s third quarter of fiscal year 2007 that has materially affected, or is reasonably likely to materially affect, Energy Services Acquisition Corp.'s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Prior to completing our public offering on September 6, 2006, we sold the following shares of common stock without registration under the Securities Act of 1933, as amended:

         Name                                Number of Shares                Relationship to Us
-----------------------------------------------------------------------------------------------
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

     On April 5, 2006, we entered into a warrant placement agreement with our initial stockholders for the sale of the following warrants without registration under the Securities Act of 1933, as amended:


        Name                                    Number of Warrants                        Relationship to Us
Marshall T. Reynolds............................        2,692,303           Chairman of the Board, Chief Executive Officer
                                                                            and Secretary
Jack M. Reynolds................................           76,924           Director, President and Chief Financial Officer
Edsel R. Burns..................................           76,924           Director
Neal W. Scaggs..................................           76,924           Director
Joseph L. Williams..............................           76,924           Director
Douglas Reynolds................................           76,924           (1)

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

ITEM 4. Submission of matters to a vote of  Security  holders

     Energy Services` annual meeting of shareholders was held on April 23, 2007. At this meeting shareholders were asked to vote on the election of directors and the certification of the independent auditors. The number of shares outstanding was 10,750,000, the number of shares entitled to vote was 10,750,000 shares, and the number of shares present in person or by proxy was 9,442,718.

1.   As to the election of directors, the vote was as follows:

                                       For          Witheld

         Marshall T. Reynolds       9,388,847        53,871

         Jack M. Reynolds           9,388,847        53,871

         Edsel R. Burns             9,411,418        31,300

         Neal W. Scaggs             9,411,418        31.300

         Joseph L. Williams         9,411,418        31,300

2. As to the ratification of the appointment of Castaing, Hussey & Lolan LLC as independent auditors, the vote was as follows:

                        For                 Against           Abstain

                        9,431,136         1,000                 10,582

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


                                      ENERGY SERVICES ACQUISITION CORP.


Date: August 3, 2007          By: /s/ Marshall T. Reynolds
                                     --------------------------------
                                     Marshall T. Reynolds
                                     Chairman and Chief Executive Officer
                                     (Principal Executive Officer)


Date: August 3, 2007          By: /s/ Jack M. Reynolds
                                     -----------------------------------
                                     Jack M. Reynolds
                                     President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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




August 3, 2007                              /s/ Marshall T. Reynolds
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



August 3, 2007                             /s/ Jack M. Reynolds
---------------                            -------------------------------------
Date                                       Jack M. Reynolds
                                           President and Chief Financial Officer

                                                                      Exhibit 32

                            Certification pursuant to
                             18 U.S.C. Section 1350,
                             as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002


Marshall T. Reynolds, Chairman and Chief Executive Officer and Jack M. Reynolds, President and Chief Financial Officer of Energy Services Acquisition Corp. (the "Company") each certify in their capacity as officers of the Company that they have reviewed the Quarterly report of the Company on Form 10-Q for the quarter ended June 30, 2007 and that to the best of their knowledge:

1. the report fully complies with the requirements of Sections 13(a) of the Securities Exchange Act of 1934; and

2. the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.



August 3, 2007                             /s/ Marshall T. Reynolds
---------------                            ------------------------------------
Date                                       Marshall T. Reynolds
                                           Chairman and Chief Executive Officer


August 3, 2007                             /s/ Jack M.  Reynolds
---------------                            ------------------------------------
Date                                       Jack M. Reynolds
                                           President and Chief Financial Officer