Form 10-Q/A
period 2007-06-30
Energy Services Acquisition Corp.
filed 2007-08-03
CIK 1357971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q/A


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

Results of Operations

Net income for the quarter ended June 30, 2007 was $307,458, which consisted of interest from the trust fund totaling $648,941 offset by $145,583 of expenses, $97,119 of which related to formation and operating cost, $37,259 of which related to due diligence expenses relating to potential acquisitions, $11,205 relating to Delaware franchise tax and income taxes of $195,900. This income compares to a loss of $-0- for the same period the prior year.

Net income for the nine months ended June 30, 2007 was $1,024,250 which consisted of interest from the trust fund totaling $1,945,543 offset by $295,293 of expenses, $184,622 of which related to formation and operating costs, due diligence expenses relating to potential acquisitions of $73,324, $37,347 relating to Delaware franchise tax and income taxes of $626,000. This compares to a loss of $2,200 for the period from inception (March 31, 2006) through June 30, 2006. The 2006 loss was due to the organization and operating expenses prior to the completion of the public offering.

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