Form 10-K
period 2007-09-30
Energy Services Acquisition Corp.
filed 2007-12-19
CIK 1357971

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended September 30, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

                        Commission File Number: 001-32998

                        Energy Services Acquisition Corp.
             (Exact Name of Registrant as Specified in its Charter)

             Delaware                                        20-4606266
-----------------------------------                  --------------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                          Identification Number)

 2450 First Avenue, Huntington, West Virginia                    25703
---------------------------------------------                --------------
 (Address of Principal Executive Office)                       (Zip Code)

                                 (304) 528-2791
                -------------------------------------------------
               (Registrant's Telephone Number including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

                                                          Name of Each Exchange
Title of Class                                             On Which Registered
--------------                                            ---------------------

Common Stock, par value $0.0001 per share                American Stock Exchange

Units (each Unit consisting of one share                 American Stock Exchange
 of Common Stock and two Warrants)

Warrants (each Warrant is exercisable                    American Stock Exchange
for one share of Common Stock)

           Securities Registered Pursuant to Section 12(g) of the Act:

                                      None
                                ----------------
                                (Title of Class)

     Indicate by check mark if the registrant is a well-known  seasoned  issuer,
as defined in Rule 405 of the Securities Act. YES       NO  X
                                                  ----     ----

     Indicate by check mark if the  registrant  is not  required to file reports
pursuant to Section 13 or Section 15(d) of the Act. YES       NO   X
                                                        ----     ----

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES X NO .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ].

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]   Accelerated Filer [ ]   Non-Accelerated Filer [X]

     As of December 3, 2007, there were issued and outstanding 10,750,000 shares of the Registrant's Common Stock.

     Indicate  by check mark  whether  the  Registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act). YES  X     NO
                                               ----       ----

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on March 31, 2007, as reported by the American Stock Exchange, was 46,009,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

                        Energy Services Acquisition Corp.
                           Annual Report On Form 10-K
                            For The Fiscal Year Ended
                               September 30, 2007


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

ITEM 1A.      Risk Factors.....................................................9

ITEM 2.       Properties......................................................22

ITEM 3.       Legal Proceedings...............................................22

ITEM 4.       Submission of Matters to a Vote of Security Holders.............22


                                     PART II

ITEM 5.       Market for Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities...............22

ITEM 6.       Selected Financial Data.........................................24

ITEM 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................27

ITEM 7A.      Quantitative and Qualitative Disclosures About Market Risk......27

ITEM 8.       Financial Statements and Supplementary Data.....................27

ITEM 9.       Changes In and Disagreements With Accountants on Accounting
              and Financial Disclosure........................................27

ITEM 9A.      Controls and Procedures.........................................27

ITEM 9B.      Other Information...............................................27

                                    PART III

ITEM 10.      Directors, Executive Officers and Corporate Governance..........27

ITEM 11.      Executive Compensation..........................................29

ITEM 12.      Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters.................................30

ITEM 13.      Certain Relationships and Related Transactions, and Director
              Independence....................................................30

ITEM 14.      Principal Accountant Fees and Services..........................31

                                     PART IV

ITEM 15.      Exhibits and Financial Statement Schedules......................32

Signatures    ................................................................34

                                     PART I

ITEM 1.           Business
--------------------------

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

     On September 6, 2006, we completed our initial public offering of 8,600,000 units. Each unit consists of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $6.00 per unit, generating gross proceeds of $51,600,000. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the public offering that were deposited into a trust fund were approximately $48,972,000. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest and dividends. As of September 30, 2007, there was $50,743,430 held in the trust fund, which includes $2,000,000 raised in connection with a prior private placement of common stock and warrants. On October 3, 2006, the common stock and warrants began to trade on the American Stock Exchange under the symbols "ESA" and "ESA-WS," respectively.

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

Conversion rights

     At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder's shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust account, inclusive of any interest (calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares of common stock sold in our initial public offering. Without taking into account any interest earned on the trust account or related income taxes after September 30, 2007, the per-share conversion price as of September 30, 2007 would be approximately $5.90 or $0.10 less than the per-unit offering price of $6.00. We will take steps to try to protect the assets held in trust from third-party claims. However, to the extent that such claims are successfully made against the trust assets, they may reduce the per-share conversion price below approximately $5.90.

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

     In the event we seek stockholder approval for a plan of dissolution and distribution and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. Pursuant to the terms of our amended and restated certificate of incorporation, our powers following the expiration of the permitted time periods for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. The funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released. Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in our trust account and the funds will not be available for any other corporate purpose. In addition, if we seek approval from our stockholders to consummate a business combination within 90 days of the expiration of 24 months (assuming that the period in which we need to consummate a business combination has been extended, as provided in our amended and restated certificate of incorporation) from the date of our initial public offering, the proxy statement related to such a business combination will also seek stockholder approval for our board's recommended plan of distribution and dissolution, in the event our stockholders do not approve such a business combination. If we seek approval from our stockholders to consummate a business combination more than 90 days before the expiration of 24 months (assuming that the period in which we need to consummate a business combination has been extended, as provided in our amended and restated certificate of incorporation) from the date of our initial public offering, the proxy statement related to such business combination will not be required to seek stockholder approval for our board's recommended plan of dissolution and distribution, in the event our stockholders do not approve such business combination, although we may include such proposal in our discretion. If no proxy statement seeking the approval of our stockholders for a business combination has been filed 30 days prior to the date which is 24 months from the date of our initial public offering, our board will, prior to such date, convene, adopt and recommend to our stockholders a plan of dissolution and distribution, and on such date file a proxy statement with the Securities and Exchange Commission seeking stockholder approval for such plan. Immediately upon the approval by our stockholders of our plan of dissolution and distribution, we will liquidate our trust account to our public stockholders.

     If we were to expend none of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account subsequent to September 30, 2007, the per-share liquidation price as of September 30, 2007 would be approximately $5.90 or $0.10 less than the per-unit offering price of $6.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which could be senior to the claims of our public stockholders. Although we will seek to have all vendors, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust fund. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party's engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. If we liquidate before the completion of a business combination and distribute the proceeds held in trust to our public stockholders, Marshall T. Reynolds has agreed to indemnify us against any claims by any vendor, prospective target business or other entities that would reduce the amount of the funds in trust. However, we cannot assure you that Marshall T. Reynolds will be able to satisfy those obligations. Furthermore, we cannot assure you that the actual per-share liquidation price will not be less than $5.90, plus available interest, due to claims of creditors.

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

ITEM 1A.          Risk Factors
------------------------------

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

     Our assets, the per-share liquidation distribution may be less than $6.00 because of the expenses of our offering, our general and administrative expenses and the anticipated costs of seeking a business combination. Without taking into account interest earned on the trust account or related income taxes subsequent to September 30, 2007, the per-share conversion price as of September 30, 2007 would be approximately $5.90, or $0.10 less than the offering price of $6.00. Interest earned on the trust account, net of taxes, will be included in payments to our stockholders in the event of a liquidation. At September 30, 2007 the $1,200,000 allowed distributions for working capital was completed. No other distributions will be made from the trust account, except for the payment of taxes on interest earned. Furthermore, there will be no distribution with respect to our outstanding warrants, which will expire worthless if we liquidate before the completion of a business combination. For a more complete discussion of the effects on our stockholders if we are unable to complete a business combination, see the section appearing elsewhere in this annual report entitled "Dissolution and liquidation if no business combination."

     We expect that all costs associated with implementing our plan of dissolution and liquidation as well as payments to any creditors will be funded from the interest on the trust account available to us as working capital, but if those funds are not sufficient for those purposes or to cover our liabilities and obligations, the amount distributed to our public stockholders would be less than $5.90 per share. We estimate that our total costs and expenses for implementing and completing our stockholder-approved plan of dissolution and liquidation will be in the range of $50,000 to $75,000. This amount includes all costs and expenses relating to filing of our dissolution in the State of Delaware, the winding up of our company and the costs of a proxy statement and meeting relating to the approval by our stockholders of our plan of dissolution and liquidation. We believe that there should be sufficient interest on the trust account available to us to fund the $50,000 to $75,000 of expenses, although we cannot give you assurances that these will be sufficient funds for such purposes.

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

If third  parties  bring claims  against us, the proceeds held in trust could be
reduced  and  the  per  share   liquidation  or  conversion  price  received  by
stockholders could be less than $5.90 per share.

     Our placing of funds in trust may not protect those funds from third party claims against us or in the event a third party forces us into bankruptcy. Although we will seek to have all vendors, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust fund. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party's engagement would be significantly more beneficial to us than any alternative. If we engage any vendor that refuses to execute such a waiver, the proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders and the per-share liquidation price could be less than $5.90, plus interest, due to claims of such creditors. Moreover, a court may conclude that any third party waivers are unenforceable. Marshall T. Reynolds has agreed to indemnify us against any claims by any vendor, prospective target business or other entities that would reduce the amount of the funds in the trust, including indemnifying us against claims that could be made in the event a third party waiver is deemed to be unenforceable. For example, a potential target business may bring an action claiming that we failed to bargain in good faith, resulting in a lost opportunity and claiming damages. Under such circumstances, we may seek indemnification for any losses that may be adjudged against us. However, we cannot assure you that Marshall T. Reynolds will be able to satisfy those obligations. We sought to confirm that Mr. Reynolds has sufficient funds to satisfy his obligations by reviewing his ownership in other public and private companies, and based on such review, we believe that Mr. Reynolds has access to sources of liquidity (including his marketable securities, and access to funding sources) in the event he is required to satisfy those obligations. In addition, to the extent such claims are successfully made against us prior to the approval of a business combination, such third party claims may result in the per share conversion price received by the stockholders who vote against a business combination and elect to convert their shares into cash being less than approximately $5.90 per share because such claims would be paid directly by us, thereby decreasing the funds available to such stockholders.

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

ITEM 2.           Properties
----------------------------

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

ITEM 3.           Legal Proceedings
-----------------------------------

     At September 30, 2007, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.           Submission of Matters to a Vote of Security Holders
---------------------------------------------------------------------

     No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year under report.

                                     PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
--------------------------------------------------------------------------------

     (a)Our units, common stock and warrants are listed on the American Stock Exchange under the symbols ESA.U, ESA and ESA.WS, respectively. Prior to October 3, 2006, only the units traded on the American Stock Exchange. The following table sets forth the range of high and low sales prices for the units, common stock and warrants for the period indicated since the units commenced public trading on September 6, 2006.

                                      Units

              Fiscal 2006                High          Low           Dividends
--------------------------------------------------------------------------------
Quarter ended September 30, 2006       $  6.00        $ 5.75         $   -



              Fiscal 2007                High          Low           Dividends
--------------------------------------------------------------------------------

Quarter ended December 31, 2006        $ 6.35         $ 5.75         $   -
Quarter ended March 31, 2007             6.75           6.17             -
Quarter ended June 30, 2007              7.46           6.45             -
Quarter ended September 30, 2007         7.34           6.00             -

                                  Common Stock

              Fiscal 2007               High           Low           Dividends
--------------------------------------------------------------------------------

Quarter ended December 31, 2006       $ 5.40          $ 5.25         $   -
Quarter ended March 31, 2007            5.85            5.35             -
Quarter ended June 30, 2007             5.93            5.50             -
Quarter ended September 30, 2007        5.80            5.54             -

                                    Warrants

             Fiscal 2007               High            Low          Dividends
--------------------------------------------------------------------------------
Quarter ended December 31, 2006      $ 0.55           $ 0.27        $    -
Quarter ended March 31, 2007           0.71             0.44             -
Quarter ended June 30, 2007            0.93             0.56             -
Quarter ended September 30, 2007       0.91             0.57             -

     As of September 30, 2007, there was one holder of record of our units, 7 holders of record of our common stock and one holder of record of our warrants.

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

 [GRAPHIC OMITTED][OBJECT OMITTED]

     (c) Energy Services Acquisition Corp. did not repurchase any shares of its common stock during the relevant period.

ITEM 6.           Selected Financial Data

     The selected financial data presented below summarizes certain financial data which has been derived from and should be read in conjunction with our financial statements and notes thereto included in Item 8.

                                                                                           Period from              Period from
                                                                                          March 31, 2006            March 31, 2006
                                                                     For Year          (Date of Inception)      (Date of Inception)
                                                                       Ended                 Through                  Through
                                                                   September 30,          September 30,            September 30,
                                                                       2007                   2006                     2007
                                                                -------------------------------------------------------------------
  Statement of Operations Data:

 Operating Expenses.........................................        $  385,773            $   48,754               $  434,527

 Other Income...............................................         2,612,835            177,174.00                2,790,009

 Net Income.................................................         1,381,062             87,420.00              1,468,482

 Basic net income per share.................................              0.13                  0.02

 Diluted Net Income per share...............................              0.11                  0.02



                                                                            September 30,          September 30,
                                                                                2007                   2006
                                                                      ------------------------------------------------
Balance Sheet Data:
Cash and short term investments(including interest
 receivable of $159,889 and $145,014) held in trust fund........        $  51,500,212     $           50,258,554
Working capital.................................................           50,177,095                 48,811,014
Total assets....................................................           51,526,659                 50,258,554
Total liabilities...............................................            1,349,564                  1,447,540
Value of common stock which may be converted into cash(1).......           10,143,000                  9,988,200

------------------
(1) If the business combination is approved and completed, public stockholders who voted against the combination will be entitled to redeem their stock for approximately $5.90 per share, which amount represents approximately $5.78 per share representing the net proceeds of the offering plus interest earned and less taxes paid and working capital distributions and the private placement deposited in the trust account and $0.12 per share representing the underwriters' non-accountable expense allowance which the underwriters have agreed to deposit into the trust account and to forfeit on a pro-rata basis to pay redeeming stockholders, without taking into account subsequent interest earned on the trust account.

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

Overview

     We were formed on March 31, 2006, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. We intend to utilize cash derived from the proceeds of our public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Comparison of Financial Condition at September 30, 2006 and September 30, 2007

     Total assets increased by $1.3 million from $50,258,554 at September 30, 2006 to $51,526,659. This increase came primarily in cash which increased by $679,401 to $756,782 from the September 30, 2006 balance of $77,381 as well as the cash and cash equivalents held in trust which increased by $562,257 to $49,711,430 compared to $49,149,173 at September 30, 2006. Liabilities decreased by $97,976 to $1,349,564 at September 30, 2007 compared to $1,447,540 at
September 30, 2006. Total stockholders' equity increased primarily due to the earnings for 2007 to a balance of $40,034,095 at September 30, 2007 compared to a balance at September 30, 2006 of $38,822,814.

Comparison of the operating results for the years ended September 30, 2006 and September 30, 2007

     For the year ended September 30, 2007, the Company had a net income of $1,381,062 attributable to interest and dividend income less formation and operating expenses and federal and state income and capital taxes. Net income for the year ended September 30, 2006 was $87,420. 2006 was lower due to the fact that the public offering was completed on September 6, 2006 and therefore only a partial month's interest and expenses were incurred. Our interest and dividend income for the period ended September 30, 2007 was $2,612,835 compared to $177,174 for the period ended September 30, 2006. In both periods interest and dividend income was primarily derived from money market funds and Treasury Bills. For the year ended September 30, 2007, expenses consisted primarily of formation, operating and due diligence expenses of $385,773 and federal and state income taxes of $846,000. Similar expenses for the year ended September 30, 2006 were $48,754 for formation and operating expenses and $41,000 for Federal and state income taxes.

Results of Operations for the Period from March 31, 2006 (Date of Inception) to September 30, 2007

     For the period from March 31, 2006 (inception) through September 30, 2007, we had net income of $1,468,482, attributable to interest and dividend income less formation and operating expenses and federal and state income and capital taxes. Our interest and dividend income of $2,790,009 for the period ended September 30, 2007 were principally derived from money market funds and Treasury Bills. For the period ended September 30, 2007, our expenses consisted of formation and operating costs of $434,527 and federal and state income taxes of $887,000.

Liquidity and Capital Resources

     We consummated our initial public offering on September 6, 2006. Gross proceeds from our initial public offering were $51,600,000. We paid a total of $4,128,000 in underwriting discounts and commissions, and approximately $774,000 was paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering that were deposited into a trust fund were $48,972,000, (or approximately $5.69 per unit sold in the offering). An additional $1,032,000, representing the underwriter's non-accountable expense allowance, was also placed in the trust account. As of September 30, 2007, approximately $50,743,430 (or approximately $5.90 per share sold in the offering) is being held in the trust account. We intend to use substantially all of the net proceeds of this offering to acquire a target business. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. Our working capital will be generated solely from interest earned on the amount held in trust. We are limited to $1,200,000 of such interest (net of taxes) to fund working capital. We believe the interest earned on the amount held in trust will be sufficient to fund our operations. From September 6, 2006 through September 6, 2008, we anticipate approximately $350,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $240,000 for expenses for the due diligence and investigation of a target business, $120,000 in reimbursement expenses to Chapman Printing Co. ($5,000 per month for two years), $110,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $305,000 for general working capital that will be used for tax payments, miscellaneous expenses and reserves, including approximately $100,000 (through January 1, 2008) for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

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

Financial Condition

ITEM 7A.          Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------------------------

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

ITEM 8.           Financial Statements and Supplementary Data
--------------------------------------------------------------

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

     There has been no change in Energy Services Acquisition Corp.'s internal control over financial reporting during Energy Services Acquisition Corp.'s fourth quarter of fiscal year 2007 that has materially affected, or is reasonably likely to materially affect, Energy Services Acquisition Corp.'s internal control over financial reporting.

ITEM 9B.          Other Information
------------------------------------
         None.

                                    PART III

ITEM 10.          Directors, Executive Officers and Corporate Governance
------------------------------------------------------------------------

Directors and Officers

     Our current directors and executive officers are as follows:


   Name                     Age         Position
-------------------------------------------------------------------------------

Marshall T. Reynolds         70          Chairman of the Board, Chief Executive
                                          Officer and Secretary
Jack M. Reynolds             42          Director, President and Chief Financial
                                          Officer
Edsel R. Burns               56          Director
Neal W. Scaggs               70          Director
Joseph L. Williams           62          Director

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

     Joseph L. Williams has been a Director since our inception. Mr. Williams is the Chairman, President and Chief Executive Officer of Basic Supply Company, Inc., which he founded in 1977. Mr. Williams was one of the organizers and is a Director of First Sentry Bank, Huntington, West Virginia. Mr. Williams also serves as a Director of Abigail Adams National Bancorp, Inc., in Washington, D.C. Mr. Williams is also Chairman, President and Chief Executive Officer of Consolidated Bank & Trust Co., in Richmond, Virginia. Mr. Williams is a Director of the West Virginia Capital Corporation and the West Virginia Governor's Workforce Investment Council. He is a former Director of Unlimited Future, Inc. (a small business incubator) and a former Member of the National Advisory Council of the U.S. Small Business Administration. Mr. Williams is a former Mayor and City Councilman of the City of Huntington, West Virginia. He is a graduate of Marshall University with a degree in finance and is a member its Institutional Board of Governors.

Section 16(a) Beneficial Ownership Reporting Compliance

     Our executive officers and directors and beneficial owners of greater than 10% of the outstanding shares of common stock are required to file reports with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of our common stock. Securities and Exchange Commission rules require disclosure if an executive officer, director or 10% beneficial owner fails to file these reports on a timely basis. Based on our review of ownership reports required to be filed for the year ended September 30, 2007, no executive officer, director or 10% beneficial owner of our shares of common stock failed to file ownership reports on a timely basis.

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

Audit Committee

     Our audit committee consists of Messrs. Burns, Scaggs, and Williams. The independent directors we appoint to our audit committee are independent members of our board of directors, as defined by the rules of the SEC. Each member of our audit committee is financially literate, and our board of directors has determined that Mr. Burns qualifies as an audit committee financial expert, as such term is defined by SEC rules.

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

Nomination of Directors

     The Company has not undertaken any material changes with respect to the procedures for election of directors since its last disclosure of these procedures.

ITEM 11.          Executive Compensation

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

Compensation Committee Interlocks and Insider Participation

     The compensation committee is comprised of our independent directors. Under the board's policies, Mr. Marshall Reynolds, Mr. Jack Reynolds, and any other director who is also an executive officer, will not participate in the Board of Directors' determination of compensation for their respective offices in the future if compensation is given to executive officers.

Report of the Compensation Committee on Executive Compensation

     As of the end of fiscal 2007, no compensation has been paid to any executive officer. Consequently, the independent members of the Board of Directors have not met in their capacity as the Compensation Committee and have not formulated any policies on executive compensation. If we offer compensation in the future to our executive officers, including our Chief Executive Officer, we will adopt standards and policies to govern compensation.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
-------------------------------------------------------------------------------

     The following table sets forth information regarding the beneficial ownership of our common stock as of September 30, 2007 by:

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

                                                               Amount and Nature
                                                                 of Beneficial
Name and Address of Beneficial Owner(1)     Ownership(2)       Percent of Class
--------------------------------------------------------------------------------
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

---------------------
(1) The business address of each person is 2450 First Avenue, Huntington, West Virginia 25703.
(2) Unless otherwise indicated, all ownership is direct beneficial ownership. Beneficially owned shares do not include any warrants which are exercisable only upon the later of August 29, 2007 or the successful completion of a Business Combination.
(3)  Douglas Reynolds is the son of Marshall T. Reynolds and the brother of Jack
     M. Reynolds. Mr. Douglas Reynolds' address is Reynolds and Brown, PLLC, 703 5th Avenue, Huntington, West Virginia 25701.

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

ITEM 13.  Certain   Relationships   and  Related   Transactions,   and  Director
          Independence
--------------------------------------------------------------------------------

Transactions with Certain Related Persons

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

     Marshall T. Reynolds has advanced a total of $150,000, on a non-interest bearing basis, to us as of September 30, 2007 for working capital purposes.

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

Board Independence

     The Board of Directors consists of a majority of "independent directors" within the meaning of the American Stock Exchange corporate governance listing standards. The Board of Directors has determined that Messrs. Burns, Scaggs and Williams are "independent directors" within the meaning of such standards.

     The Board of Directors has adopted a policy that the independent directors of the Board of Directors shall meet in executive sessions periodically, which meetings may be held in conjunction with regularly scheduled board meetings. Three executive sessions were held during the fiscal year ended September 30, 2007.

ITEM 14.          Principal Accountant Fees and Services
--------------------------------------------------------

     The firm of Castaing, Hussey & Lolan, LLC, CPAs ("CHL") acts as our principal accountant. The following is a summary of fees paid or to be paid to CHL for services rendered.

Audit Fees

     During the fiscal year ended September 30, 2006, we paid our principal accountant $42,966 for the services they performed in connection with our initial public offering, including the financial statements included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006. Additionally, we paid our principal accountant $6,860 and $13,915 for the services they have performed in connection with the audit of our financial statements included in this Annual Report for fiscal 2006 and 2007, respectively. During the fiscal year ended September 30, 2007, we paid our principal accountant $2,170 for tax compliance services. During 2006, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

Audit-Related Fees

     During 2006 and 2007, except as described above, our principal accountant did not render any audit assurance and related services reasonably related to the performance of the audit or review of financial statements.

All Other Fees

     During 2006 and 2007, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

     In accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent registered public accounting firm to render audit or non-audit services, the engagement has been and will be approved by the audit committee.

ITEM 15.          Exhibits and Financial Statement Schedules
------------------------------------------------------------

     The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

     (a)(1) Financial Statements

     o    Report of Independent Registered Public Accounting Firm

     o    Balance Sheet,
                     September 30, 2006 and September 30, 2007

     o    Statement of Income,
                     Period Ended September 30, 2006 and September 30, 2007

     o    Statement of Shareholders' Equity,
                     Period Ended September 30, 2006 and September 30, 2007

     o    Statement of Cash Flows,
                     Period Ended September 30, 2006 and September 30, 2007

     o    Notes to Financial Statements.

     (a)(2) Financial Statement Schedules

          No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

     (a)(3) Exhibits



Exhibit No.            Description

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

  10.5           Advance Agreement between the Registrant and Marshall T.
                  Reynolds, dated March 31, 2006.*
  10.6           Form of Amended Registration Rights Agreement among the
                  Registrant and the Initial Stockholders.*
  10.7           Warrant  Placement  Agreement  between Marshall T. Reynolds,
                  Edsel Burns, Douglas Reynolds, Jack Reynolds, Neal Scaggs, Joseph Williams and Ferris, Baker Watts, Incorporated.*
  14             Code of Ethics*
  23.1           Consent of Castaing, Hussey & Lolan, LLC, CPAs.
  31.1           Certification of Chief Executive Officer pursuant to Rule
                  13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
  31.2           Certification of Chief Financial Officer pursuant to Rule
                  13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
   32            Certification  of Chief Executive  Officer and Chief Financial
                  Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
------------------------------
     * Incorporated by reference to the Registration Statement on Form S-1 of Energy Services Acquisition Corp. (file no. 333-133111), originally filed with the Securities and Exchange Commission on April 7, 2006, as amended.
     (b)  The exhibits listed under (a)(3) above are filed herewith.
     (c)  Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             ENERGY SERVICES ACQUISITION CORP.


Date: December 19, 2007                 By: /s/ Marshall T. Reynolds
                                            ------------------------------------
                                            Marshall T. Reynolds
                                            Chairman and Chief Executive Officer
                                            (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Name                                  Position                       Date
-------------------------------------------------------------------------------

By:/s/ Marshall T. Reynolds      Chairman of the Board,        December 19, 2007
  ------------------------      Chief Executive Officer and
   Marshall T. Reynolds        Secretary (Principal Executive
                                        Officer)


By: /s/ Jack R. Reynolds      President, Chief Financial       December 19, 2007
    ----------------------    Officer and Director
    Jack R. Reynolds          (Principal Financial and
                                 Accounting Officer)

By: /s/ Edsel R. Burns                Director                 December 19, 2007
    --------------------
    Edsel R. Burns


By: /s/ Neal W. Scaggs                Director                 December 19, 2007
    --------------------
    Neal W. Scaggs


By: /s/ Joseph L. Williams            Director                 December 19, 2007
    ----------------------
    Joseph L. Williams

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




December 19, 2007                           /s/ Marshall T. Reynolds
-----------------                           ----------------------------------
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



December 19, 2007                          /s/ Jack M. Reynolds
-----------------                          ------------------------------------
Date                                       Jack M. Reynolds
                                           President and Chief Financial Officer

                                                                     Exhibit 32

                            Certification pursuant to
                             18 U.S.C. Section 1350,
                             as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002


Marshall T. Reynolds, Chairman and Chief Executive Officer and Jack M. Reynolds, President and Chief Financial Officer of Energy Services Acquisition Corp. (the "Company") each certify in their capacity as officers of the Company that they have reviewed the annual report of the Company on Form 10-K for the fiscal year ended September 30, 2007 and that to the best of their knowledge:

1. the report fully complies with the requirements of Sections 13(a) of the Securities Exchange Act of 1934; and

2. the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.



December 19, 2007                          /s/ Marshall T. Reynolds
---------------                            -------------------------------------
Date                                       Marshall T. Reynolds
                                           Chairman and Chief Executive Officer


 December 19, 2007                         /s/ Jack M. Reynolds
------------------                         -------------------------------------
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

                          INDEX TO FINANCIAL STATEMENTS



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM              F-2
BALANCE SHEETS                                                       F-3
STATEMENTS OF INCOME                                                 F-4
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                        F-5
STATEMENTS OF CASH FLOWS                                             F-6
NOTES TO THE FINANCIAL STATEMENTS                                    F-7 to F-11

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Energy Services Acquisition Corp.
Huntington, West Virginia

     We have audited the accompanying balance sheets of Energy Services Acquisition Corp. (a development stage enterprise) (the "Company") as of September 30, 2007 and 2006 and the related statements of income, stockholders' equity and cash flows for the year ended September 30, 2007 as well as the periods from March 31, 2006 (inception) to September 30, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Energy Services Acquisition Corp. as of September 30, 2007 and 2006, and the results of its operations and its cash flows for the year ended September 30, 2007 and for the periods from March 31, 2006 (inception) to September 30, 2007 and 2006 in conformity with United States generally accepted accounting principles.


/s/ Castaing, Hussey & Lolan, LLC

New Iberia, LA
December 19 , 2007

                        Energy Services Acquisition Corp.
                        (A Development Stage Enterprise)
                                 Balance Sheets


                                                                                    September 30,                 September 30,
                                                                                        2007                          2006
       ASSETS
       Cash                                                                         $     756,782               $      77,381
       Cash and Cash Equivalents in trust                                              49,711,430                  49,149,173
       Cash held in trust from Underwriter                                              1,032,000                   1,032,000
       Prepaid Expenses                                                                    26,447                           -
                                                                       ---------------------------     -----------------------
       Total Assets                                                                  $ 51,526,659                $ 50,258,554
                                                                       ===========================     =======================
       LIABILITIES AND STOCKHOLDERS' EQUITY

        Accrued offering costs                                                       $          -                $    178,015
        Accrued Expenses                                                                  167,564                      87,525
        Loans from Stockholders                                                           150,000                     150,000
       Due to Underwriter                                                               1,032,000                   1,032,000
                                                                       ---------------------------     -----------------------
       Total Liabilities                                                                1,349,564                   1,447,540
                                                                       ---------------------------     -----------------------
       Common Stock subject to Possible redemption
       1,719,140 shares at redemption value                                            10,143,000                   9,988,200

       Commitments

       Stockholders' Equity
         Preferred stock, $.0001 par value
           Authorized 1,000,000 shares; none issued
         Common Stock, $.0001 par value
           Authorized 50,000,000 shares                                                        -                           -
           Issued and outstanding 10,750,000 Shares, inclusive of
            1,719,140 shares subject to possible redemption                                   903                         903

         Additional  paid-in capital                                                   38,564,710                  38,734,491
         Earnings  accumulated during the development stage                             1,468,482                      87,420
                                                                       ---------------------------     -----------------------
       Total  Stockholders' Equity                                                     40,034,095                  38,822,814
                                                                       ---------------------------     -----------------------
       Total Liabilities and Stockholders' Equity                                    $ 51,526,659                $ 50,258,554
                                                                       ===========================     =======================

The accompanying notes are an integral part of these financial statements.

                        Energy Services Acquisition Corp.
                        (A Development Stage Enterprise)
                              Statements of Income


                                                                Year Ended          Inception                   Inception
                                                               September 30       March 31, 2006-            March 31, 2006-
                                                                  2007           September 30, 2006        September 30, 2007

Formation and operating costs                          $         337,221          $       18,754            $       355,975
Franchise taxes                                                   48,552                  30,000                     78,552
                                                       ------------------         ---------------            ---------------
Net loss from operations before taxes                           (385,773)                (48,754)                  (434,527)
Income from trust fund investments                             2,612,835                 177,174                  2,790,009
                                                       ------------------         ---------------            ---------------
Net Income before tax                                          2,227,062                 128,420                  2,355,482
Income taxes                                                     846,000                  41,000                    887,000
                                                       ------------------         ---------------            ---------------
Net Income                                             $       1,381,062          $       87,420             $    1,468,482
                                                       ==================         ===============            ===============

Weighted average shares outstanding- basic                    10,750,000               3,607,609
                                                       ------------------         ---------------
Weighted average shares-  diluted                             12,688,930               3,607,609
                                                       ------------------         ---------------
 Net income per share- basic                           $            0.13          $         0.02
                                                       ==================         ===============
 Net income per share- diluted                         $            0.11          $         0.02
                                                       ==================         ===============

The accompanying notes are an integral part of these financial statements.

                        Energy Services Acquisition Corp.
                        (A Development Stage Enterprise)
                  Statements of Changes in Stockholders' Equity




                                                      Common Stock                              Earnings
                                                    ----------------     Additional               Accumulated
                                                                         Paid in      Treasury    During the           Stockholders'
                                                    Shares    Amount     Capital      Stock       Development Stage    Equity
                                                    ----------------     ---------    ---------   -----------------    -------------

Issuance of common stock to
 initial stockholders on
March 31, 2006 at $.01 Per share                   2,500,000   $ 250      $ 24,750                                        $ 25,000

Return of 350,000 Shares on August 30, 2006
   by initial Shareholders                                               1,645,000    (1,645,000)                                -

Cancellation of Common Stock to Initial
   Shareholders                                     (350,000)   (35)    (1,644,965)    1,645,000                                 -

Sale of Private Placement  Warrants                                      2,000,000                                       2,000,000

Sale of 8,600,000 units net of underwriter's
discount and offering expenses                     8,600,000    860     46,697,634                                      46,698,494

Sale of underwriter option                                                     100                                             100

Shares reclassified to "Common Stock  subject
  To possible redemption"                         (1,719,140)  (172)    (9,988,028)                                     (9,988,200)

Net Income                                                                                            $    87,420           87,420

                                                  -----------------    ------------   -------------   -----------      -------------
Balance at September 30, 2006                      9,030,860    903     38,734,491               -         87,420       38,822,814

Additional  offering costs                                                 (14,981)                                        (14,981)

Accretion relating to common stock subject to
   possible redemption                                                    (154,800)                                      (154,800)

Net Income                                                                                               1,381,062      1,381,062

                                                  -----------------    ------------   -------------    ------------   ------------
Balance at September 30, 2007                      9,030,860  $ 903    $38,564,710     $        -      $ 1,468,482    $40,034,095
                                                  =================    ============   =============    =============  =============


The accompanying notes are an integral part of these financial statements.

                        Energy Services Acquisition Corp.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows

                                                                                        For the Period         For the Period
                                                                     For the year        from March 31,         from March 31,
                                                                      Year Ended        2006 (inception)       2006 (inception)
                                                                     September 30,      to September 30,       to September 30,
                                                                        2007                2006                      2007
Cash flow from operating activities
Net Income                                                          $   1,381,062     $       87,420      $     1,468,482
  Adjustment to reconcile net income to net cash provided by
   (used) in operating activities:
         Changes in:
             Accrued Income and accretion on investments held
              in trust fund                                              (562,257)          (177,173)            (739,430)
             Accrued Expenses and Prepaids                                 53,592             87,525              141,117

                                                                     ------------     --------------      ---------------
Net Cash  provided (used) in operating activities                    $    872,397     $       (2,228)     $       870,169
                                                                     ------------     --------------      ---------------

Cash flows from Investing Activities
Purchase of investments held in Trust Fund                            (41,071,000)       (50,004,000)         (91,075,000)
Proceeds from maturities of Investmetns held in trust fund             41,071,000                  -           41,071,000
                                                                     ------------     --------------      ---------------
Net Cash (used)  by Investing Activities                                        -        (50,004,000)         (50,004,000)
                                                                     ------------     --------------      ---------------

Cash Flows from Financing Activities
Proceeds from Public Offering                                                             51,600,000           51,600,000
Proceeds from Private Placement of warrants                                                2,000,000            2,000,000
Proceeds from issuance of underwriting options                                                   100                  100
Proceeds from issuance of common stock to initial stockholders                                25,000               25,000
Loans from Stockholder                                                                       375,000              375,000
Payment of Loan from Stockholder                                                            (225,000)            (225,000)
Payment of Offering Costs                                                (192,996)        (3,691,491)          (3,884,487)
                                                                     ------------     --------------      ---------------
Net Cash (used) provided by Financing Activities                         (192,996)        50,083,609           49,890,613
                                                                     ------------     --------------      ---------------

Net increase in cash and cash equivalents                                 679,401             77,381              756,782

Cash and Cash Equivalents at beginning of Period                           77,381                  -                    -
                                                                     ------------     --------------      ---------------
Cash and Cash Equivalents at end of Period                           $    756,782     $       77,381      $       756,782
                                                                     ============     ==============      ===============

Supplemental disclosure of non-cash financing activity:
      Accrued and unpaid offering costs                              $          -     $      178,015      $             -
                                                                     ------------     ==============      ===============
      Income Taxes paid                                              $    764,375     $            -      $       764,375
                                                                     ============     ==============      ===============

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

     Activity through September 30, 2007 relates to the Company's formation and the public offering described below as well as costs related to the investigation of potential acquisition candidates. The Company has selected September 30 as its fiscal year-end.

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

     The Company's management has broad discretion with respect to the specific application of the net proceeds of this Public Offering, although substantially all of the net proceeds of this Public Offering are intended to be generally applied toward consummating a business combination with an operating business ("Business Combination"). Furthermore, there is no assurance that the company will be able to successfully affect a Business Combination. Upon the closing of the Public Offering, $50,004,000 (including $1,032,000 for the Underwriters non-accountable expense allowance) was deposited in a trust account ("Trust Account") and invested in United States Government Securities defined as any Treasury Bill issued by the United States having a maturity of one hundred and eighty days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Such funds will be invested in the manner outlined until the earlier of (i) the consummation of its first Business Combination or (ii) liquidation of the Company. The placing of the funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. If the Company liquidates prior to the consummation of a Business Acquisition, the officers and directors shall under certain circumstances, be personally liable to pay any debts, obligations and liabilities of the Company to various vendors, prospective target businesses or other entities that are owed money by it for services rendered or contracted for or products sold to it in excess of the working capital not held in the Trust Fund. Interest or earnings from funds invested in the Trust Account up to $1,200,000 net of taxes may be used to pay for business, legal and accounting due diligence on prospective acquisitions, continuing general and administrative expenses, and income taxes. The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Public Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company's stockholders prior to the public offering, including all of the officers and directors of the Company ("Initial Stockholders"), have agreed to vote their 2,150,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company ("Public Stockholders") with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

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

Investments Held in Trust

     The Company's restricted investments held in the Trust Fund at September 30, 2007 are comprised of an institutional money fund and a United States Treasury Bill with a maturity of November 01, 2007 in the amounts of $40,242,191 and $10,501,239, respectively. The balances making up the account at September
30, 2006 were an institutional money fund and a United States Treasury Bill in the amounts of $40,148,572 and $10,032,601 respectively.

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

Earnings  Per Share

     Net earnings per share is computed on the basis of the weighted average number of common shares outstanding during the period.

Fair Value of Financial Instruments

     The fair values of the Company's assets and liabilities that qualify as financial instruments under SFAS No. 107 approximate their carrying amounts at September 30, 2007 and 2006.

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

     On the 90th day after the date of the prospectus or earlier, at the discretion of the Underwriter, the warrants separated from the units and begin to trade. Separate trading of the warrants and the share of common stock began on or about October 3, 2006. At September 30, 2007 there were 7,817,429 shares, 2,932,571 units and 14,411,781 warrants outstanding.

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

     For the unit purchase option, the Company is only required to use its best efforts to cause a registration statement covering the resale of the units and the securities comprising the units and, once effective, only to use its best efforts to maintain the effectiveness of the registration statement. There are no contractual penalties for failure to effect the registration of the units and the securities comprising the units. Additionally, in no event, is the Company obligated to settle the option, the units or the warrants included in the units, in whole or in part, for cash in the event it is unable to effect the registration of the units and the securities comprising the units. The holder or holders of the options do not have the rights or privileges of holders of common stock, including any voting rights, until such holder or holders exercise the options and receive shares of the Company's common stock.

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

                        Energy Services Acquisition Corp.
                        (A Development Stage Enterprise)
                        Notes to the Financial Statements

7.       Concentration of Credit Risk

     At September 30, 2007, the Company maintained a checking account at a financial institution, the balance of which exceeded the federally insured limit by $664,395.

8.       Income Taxes

     The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are no timing differences and therefore no deferred tax asset or liability at September 30, 2006 or 2007. There are no net operating loss carry forwards at September 30, 2007.

     At September 30, 2007 and September 30, 2006, income tax expense consisted of the following:

                                September 30,2007           September 30, 2006

Taxes currently payable
     Federal                     $    695,000                  $    32,000
     State                            151,000                        9,000
                                -------------                  -----------
Total                            $    846,000                  $    41,000
                                =============                  ===========

The Company is incorporated in Delaware and is subject to franchise taxes, which are shown as a component of operating expenses.


9.           Selected Quarterly Information  (unaudited)

     Following is unaudited selected financial information for the year ended September 30, 2007 and the period from March 31, 2006 (inception) through September 30, 2006.


                                                              Dec. 31            Mar. 31           June 30          Sept. 30
                                                         -----------------    ---------------  ---------------  ------------------
Year Ended September 30, 2007:
Net income (loss) before income taxes                          591,312           555,580            503,358              576,812
Net income (loss)                                              348,312           368,480            307,458              356,812
Earnings (loss) per share--basic                          $      0.03        $      0.03         $    0.03          $      0.04
Earnings (loss) per share--diluted                        $      0.03        $      0.03         $    0.02          $      0.03

Period from March 31, 2006 (Inception) to September 30, 2006:
Net income (loss) before income taxes                            N/A              (2,200)                 -             130,620
Net income (loss)                                                N/A              (2,200)                 -              89,620
Earnings (loss) per share--basic                                 N/A          $        -         $        -         $      0.02
Earnings (loss) per share--diluted                               N/A          $        -         $        -         $      0.02