Form 10-Q
period 2007-12-31
Energy Services Acquisition Corp.
filed 2008-02-14
CIK 1357971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended  December 31, 2007

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from _______________ to _________________


                        Commission File Number: 001-32998


                        Energy Services Acquisition Corp.
                       ----------------------------------
             (Exact Name of Registrant as Specified in its Charter)

Delaware                                                   20-4606266
------------------------------                       -------------------------
(State or Other Jurisdiction of Incorporation          (I.R.S. Employer
or Organization)                                     Identification Number)

2450 First Avenue, Huntington, West Virginia                           25703
--------------------------------------------                        -----------
(Address of Principal Executive Office)                              (Zip Code)

                                 (304) 528-2791
                                ---------------
               (Registrant's Telephone Number including area code)

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

As of February 8, 2007, there were issued and outstanding 10,750,000 shares of the Registrant's Common Stock.

     Indicate  by check mark  whether  the  Registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act). YES  X     NO
                                               -----      ----


Transitional Small Business Disclosure Format (check one) Yes       No  X
                                                             ----      ----

Part 1: Financial Information

Item 1. Financial Statements (Unaudited):

          Balance Sheets                                                      3

          Statements of Income                                                4

          Statements of  Stockholders' Equity                                 5

          Statements of Cash Flows                                            6

         Notes to Unaudited Condensed Financial Statements                    7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               13

Item 3   Quantitative and Qualitative Disclosures about Market Risk          14

Item 4.  Controls and Procedures                                             14


Part II: Other Information

Item 1A. Risk Factors                                                        16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         16

Item 6.  Exhibits                                                            17

Signatures                                                                   18

                        Energy Services Acquisition Corp.
                        (A Development Stage Enterprise)
                                 Balance Sheets

                                                                                    December 31,        September 30,
                                                                                        2007                  2007
                                                                                   (Unaudited)
ASSETS
Cash                                                                                 $    470,410         $    756,782
Cash and Cash Equivalents in trust                                                     50,326,033           49,711,430
Cash held in trust from Underwriter                                                     1,032,000            1,032,000
Prepaid Expenses                                                                           22,163               26,447
                                                                             ------------------------------------------
Total Assets                                                                         $ 51,850,606         $ 51,526,659
                                                                             ==========================================

LIABILITIES AND STOCKHOLDERS' EQUITY

 Accrued Expenses                                                                    $    136,725         $    167,564
 Notes Payable Stockholder                                                                150,000              150,000
Due to Underwriter                                                                      1,032,000            1,032,000
                                                                             ------------------------------------------
Total Liabilities                                                                       1,318,725            1,349,564
                                                                             ------------------------------------------
Common Stock subject to Possible redemption
1,719,140 shares at redemption value                                                   10,263,000           10,143,000

Commitments

Stockholders' Equity
  Preferred stock, $.0001 par value
    Authorized 1,000,000 shares; none issued                                                    -                  ---
  Common Stock, $.0001 par value
    Authorized 50,000,000 shares
    Issued and outstanding 10,750,000 Shares, inclusive of 1,719,140 shares
       subject to possible redemption                                                         903                  903
  Additional  paid-in capital                                                          38,444,710           38,564,710
  Retained Earnings                                                                     1,823,268            1,468,482
                                                                             ------------------------------------------
Total  Stockholders' Equity                                                            40,268,881           40,034,095
                                                                             ------------------------------------------
Total Liabilities and Stockholders' Equity                                         $   51,850,606        $  51,526,659
                                                                             ==========================================

The accompanying notes are an integral part of these financial statements.

                        Energy Services Acquisition Corp.
                        (A Development Stage Enterprise)
                              Statements of Income


                                                                                    For the Period
                                                     For the three  For the three   from March 31,
                                                     months ended   months ended    2006 (inception)
                                                     December 31,   December 31,    To December 31,
                                                         2007           2006             2007
Operating Expenses:
     Formation and operating costs                         47,169         48,570           403,143
     Franchise taxes                                       11,205         14,937            89,757
                                                     -------------  -------------   ---------------
Loss from operations before taxes                         (58,374)       (63,507)         (492,900)
Income from trust fund investments                        619,160        654,819         3,409,168
                                                     -------------  -------------   ---------------
Income before income taxes                                560,786        591,312         2,916,268
Income taxes                                              206,000        243,000         1,093,000
                                                     -------------  -------------   ---------------
Net Income                                                354,786        348,312         1,823,268
                                                     =============  =============   ===============
Weighted average shares outstanding - basic            10,750,000     10,750,000
                                                     =============  =============
Weighted average shares outstanding - diluted          13,193,218     11,966,082
                                                     =============  =============
 Net income per share- basic                                 0.03         $ 0.03
                                                     =============  =============
 Net income per share- diluted                               0.03         $ 0.03
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

                          Energy Services Acquisition Corp.
                          (A Development Stage Enterprise)
                 Statements of Changes in Stockholders' Equity


                        Energy Services Acquisition Corp.
                        (A Development Stage Enterprise)
                  Statements of Changes in Stockholders' Equity

                                              Common Stock                                    Earnings
                                         -------------------   Additional                     Accumulated
                                                               Paid in          Treasury      During the        Stockholders'
                                         Shares     Amount     Capital          Stock         Development Stage Equity
                                         -------------------   --------------   -----------   ------------------------------

Issuance of common stock to
 initial stockholders on
March 31, 2006 at $.01 Per share          2,500,000   $ 250         $ 24,750                                       $ 25,000

Return of 350,000 Shares on August 30, 2006
   by initial Shareholders                                         1,645,000    (1,645,000)                               -

Cancellation of Common Stock to Initial
   Shareholders                            (350,000)    (35)      (1,644,965)    1,645,000                                -

Sale of Private Placement  Warrants                                2,000,000                                      2,000,000

Sale of 8,600,000 units net of underwriter's
discount and offering expenses            8,600,000     860       46,697,634                                     46,698,494

Sale of underwriter option                                               100                                            100

Shares reclassified to "Common Stock  subject
  To possible redemption"                (1,719,140)   (172)      (9,988,028)                                    (9,988,200)

Net Income                                                                                           $ 87,420        87,420

                                         -------------------   --------------   -----------   ----------------  ------------
Balance at September 30, 2006             9,030,860     903       38,734,491             -             87,420    38,822,814

Additional  offering costs                                           (14,981)                                       (14,981)

Accretion relating to common stock subject to
   possible redemption                                              (154,800)                                      (154,800)

Net Income                                                                                          1,381,062     1,381,062

                                         -------------------   --------------   -----------   ----------------  ------------
Balance at September 30, 2007             9,030,860     903       38,564,710             -          1,468,482    40,034,095

Accretion relating to common stock subject to
   possible redemption                                              (120,000)                                      (120,000)

Net Income                                                                                            354,786       354,786
                                         -------------------   --------------   -----------   ----------------  ------------
Balance at December 31, 2007              9,030,860   $ 903     $ 38,444,710           $ -        $ 1,823,268   $ 40,268,881
                                         ===================   ==============   ===========   ================  ============


The accompanying notes are an integral part of these financial statements.

                        Energy Services Acquisition Corp.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows

                                                                                                          For the Period
                                                                     For the three    For the three       from March 31,
                                                                       Months Ended    Months Ended      2006 (inception)
                                                                      December 31,     December 31,       to December 31,
                                                                          2007             2006               2007
Cash flow from operating activities
Net Income                                                              $ 354,786          348,312         $ 1,823,268
  Adjustment to reconcile net income to net cash provided by (used)
   in operating activities:
         Changes in:
             Accrued Income and accretion on investments held in Trust Fu(614,603)        (235,601)         (1,354,033)
             Accrued Expenses and Prepaids                                (26,555)         231,967             114,562
             Other Assets                                                                  (72,669)
                                                                   ---------------  ---------------  ------------------
Net Cash (used in) provided by operating activities                    $ (286,372)       $ 272,009           $ 583,797
                                                                   ---------------  ---------------  ------------------

Cash flows from Investing Activities
Purchase of investments held in Trust Fund                            (10,543,000)     (10,113,000)       (101,618,000)
Proceeds from maturities of Investments held in Trust Fund             10,543,000       10,113,000          51,614,000
                                                                   ---------------  ---------------  ------------------
Net Cash (used in) Investing Activities                                         -                -         (50,004,000)
                                                                   ---------------  ---------------  ------------------
Cash Flows from Financing Activities
Proceeds from Public Offering                                                                               51,600,000
Proceeds from Private Placement of warrants                                                                  2,000,000
Proceeds from issuance of underwriting options                                                                     100
Proceeds from issuance of common stock to initial stockholders                                                  25,000
Loans from Stockholder                                                                                         375,000
Payment of Loan from Stockholder                                                                              (225,000)
Payment of Offering Costs                                                       -         (147,308)         (3,884,487)
                                                                   ---------------  ---------------  ------------------
Net Cash (used in) provided by Financing Activities                             -         (147,308)         49,890,613
                                                                   ---------------  ---------------  ------------------

Net (decrease) increase in cash and cash equivalents                     (286,372)         124,701             470,410

Cash and Cash Equivalents at beginning of Period                          756,782           77,381                   -
                                                                   ---------------  ---------------  ------------------
Cash and Cash Equivalents at end of Period                              $ 470,410        $ 202,082           $ 470,410
                                                                   ===============  ===============  ==================
Supplemental disclosure of non-cash financing activity:
      Accrued and unpaid offering costs                                       $ -         $ 77,381                 $ -
                                                                   ===============  ===============  ==================
      Income Taxes paid                                                 $ 217,500         $ 41,000           $ 981,875
                                                                   ===============  ===============  ==================

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

     Activity through September 30, 2006 relates to the Company's formation and the public offering described below. The Company has selected September 30 as its fiscal year-end. Activity from September 30, 2006 through December 31, 2007 has been limited to the identification and analysis of potential acquisition candidates for the Company.

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

Interim Financial Statements

     The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the Company's audited financial statements and footnotes thereto for the year ended September 30, 2007 and for the periods from inception (March 31, 2006) through September 30, 2007 and 2006 included in the Company's Form 10-K filed December 19, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the period ended December 31, 2007 are not necessarily indicative of the results to be expected for any other interim period of any future year.

Investments Held in Trust

     The Company's restricted investments held in the Trust Fund at December 31, 2007 are comprised of an institutional money fund and a United States Treasury Bill with a maturity of January 31, 2008 in the amounts of $40,887,273 and $10,470,760, respectively.

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

Fair Value of Financial Instruments

     The fair values of the Company's assets and liabilities that qualify as financial instruments under SFAS No. 107 approximate their carrying amounts at September 30, 2007 and at December 31, 2007.

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

7.       Concentration of Credit Risk

     At December 31, 2007, the Company maintained a checking account at a financial institution, the balance of which exceeded the federally insured limit by $664,395 at September 30, 2007 and by $609,117 at December 31, 2007.

                        Energy Services Acquisition Corp.
                        (A Development Stage Enterprise)
                        Notes to the Financial Statements


8.       Income Taxes

     Energy Services Acquisition Corp. (ESA) uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are no timing differences and therefore no deferred tax asset or liability at December 31, 2007. There are no net operating loss carry forwards at December 31, 2007.

         At  December  31, 2007, income tax expense consisted of the following:
                         Three months         Three months      March 31, 2006-
                        ended December 31,   ended December 31,   December 31,
                             2007                  2006               2007
Taxes currently payable
     Federal               $166,000           $ 43,000            $  893,000
     State                   40,000            200,000               200,000
                        ------------         ----------           -----------
Total                      $206,000           $243,000            $1,093,000
                        ============         ==========           ===========


The Company is incorporated in Delaware and is subject to franchise taxes, which are shown as a component of operating expenses.

9.       Subsequent Event

     On January 24, 2008 Energy Services Acquisition Corp. (ESA) announced separate agreements to acquire two companies, S.T. Pipeline and GasSearch
Drilling Services (GDS). Pursuant to the agreement to acquire S.T. Pipeline, shareholders of S.T. Pipeline shall have a right to receive up to $15,200 per share in cash, or $19.0 million in the aggregate, subject to a reduction to reflect the book value of certain assets and a further reduction of $3.0 million that will be paid to S.T. Pipeline shareholders on a deferred basis. The agreement to Acquire GDS calls for the Shareholder of GDS to receive Stock valued at $3.5 million based upon the arithmetic average of the closing price of Energy Services common stock as reported on the American Stock Exchange for the five consecutive trading days beginning three trading days before the announcement of the GDS Acquisition, $2.5 million dollars in cash and $17.5 million in cash to pay GDS' current debt and capital expenditures. The transactions closing is conditioned on receipt of ESA shareholders approval and holders of less than 20% of the shares of Energy Services common stock voting against the transaction and electing to convert their Energy Services common stock into cash from the trust fund established in connection with Energy Services initial public offering, among other conditions.

     On February 12, 2008, ESA was advised that COG Finance Corporation elected to exercise an option to acquire GDS pursuant to a provision in a finance agreement between COG Finance and GDS. Energy Services is currently assessing the viability of proceeding with this transaction.

     On February 13, 2008, ESA entered into a letter of intent to acquire C.J. Hughes Construction Company, Inc. C.J. Hughes is an underground utility services company located in Huntington, West Virginia. C.J. Hughes may be considered an affiliate of ESA since Marshall T. Reynolds and Neal Scaggs are shareholders, and Edsel R. Burns is the President and a shareholder of C.J. Hughes. Mr. Reynolds is the Chairman of the Board, Chief Executive Officer and Secretary of ESA. Mr. Scaggs and Mr. Burns are directors of ESA.

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

The following discussion should be read in conjunction with the Company's unaudited financial statements and footnotes thereto contained in this quarterly report filed on Form 10-Q and the Company's audited financial statements and the footnotes thereto for the year ended September 30, 2007 and for the periods from inception (March 31, 2006) to September 30, 2007 and 2006 included in the Company's Annual Report on Form 10-K filed on December 19, 2007.

The Company was formed on March 31, 2006 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an entity or entities that have operating businesses. We completed our initial public offering ("IPO") on September 6, 2006. Our entire activity from inception through consummation of the IPO on September 6, 2006 was to prepare for and complete our IPO. Since the consummation of our IPO on September 6, 2006, our activity has been limited to the identification and analysis of potential acquisition candidates for the Company.

We are currently in the process of evaluating and identifying targets for a business combination. We intend to utilize cash derived from the proceeds of our IPO, our capital stock, debt or a combination of cash, capital stock and debt in effecting a business combination.

Results of Operations

Net income for the year to date and quarter ended December 31, 2007 was $354,786 , which consisted of interest from the trust fund totaling $619,160 offset by $58,374 of expenses, $44,790 of which related to formation and operating cost, $2,379 of which related to due diligence expenses relating to potential acquisitions, $11,205 relating to Delaware franchise tax and income taxes of $206,000. This income compares to an income of $348,312 for the same period the prior year which consisted of interest from the trust fund totaling $654,819 offset by $63,507 of expenses, $30,170 of which related to formation and operating cost, $18,400 of which related to due diligence expenses relating to potential acquisitions, $14,937 relating to Delaware franchise tax and income taxes of $243,000.

Net income from inception (March 31, 2006) to December 31, 2007 was $1,823,268, which consisted of interest income from the trust fund and other interest totaling $3,409,168 which was offset by $492,900 of expenses. $307,567 of the expenses related to formation and operating costs, $95,576 related to due diligence expenses relating to potential acquisitions, $89,757 related to Delaware franchise tax and income taxes of $1,093,000.

Financial Condition

From September 30, 2007 to December 31, 2007, the assets of Energy Services grew from $51,526,659 to $51,850,606. This growth was driven primarily by the increase in Cash and Cash Equivalents held in trust which increased from $49,711,430 at September 30, 2007 to $50,326,033 at December 31, 2007 due to
income earned on the funds held in trust. Liabilities decreased slightly from $1,349,564 at September 30, 2007 to $1,318,725 due to a pay down of accrued liabilities. The Common Stock subject to possible redemption increased from $10,143,000 at September 30, 2007 to $10,263,000 at December 31, 2007. This
increase was due to the increase in the value per share of the funds held in trust. Equity increased from $40,034,095 at September 30, 2007 to $40,268,881 at December 31, 2007.

Liquidity and Capital Resources

We consummated our initial public offering on September 6, 2006. Gross proceeds from our initial public offering were $51,600,000. We paid a total of $4,128,000 in underwriting discounts and commissions, and approximately $789,000 was paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering that were deposited into a trust fund were $48,972,000, (or approximately $5.69 per unit sold in the offering). An additional $1,032,000, representing the underwriter's non-accountable expense allowance, was also placed in the trust account. As of December 31, 2007, approximately $50,326,033(or approximately $5.85 per share sold in the offering) is being held in the trust account. We intend to use substantially all of the net proceeds of the offering to acquire a target business. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. Our working capital will be generated solely from interest earned on the amount held in trust. We are limited to $1,200,000 of such interest (net of taxes) to fund working capital. We believe the interest earned on the amount held in trust will be sufficient to fund our operations. From September 6, 2006 through September 6, 2008, we anticipate approximately $350,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $240,000 for expenses for the due diligence and investigation of a target business, $120,000 in reimbursement expenses to Chapman Printing Co. ($5,000 per month for two years), $110,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $305,000 for general working capital that will be used for tax payments, miscellaneous expenses and reserves, including approximately $100,000 (through January 1, 2008) for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

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

There has been no change in Energy Services Acquisition Corp.'s internal control over financial reporting during Energy Services Acquisition Corp.'s first quarter of fiscal year 2008 that has materially affected, or is reasonably likely to materially affect, Energy Services Acquisition Corp.'s internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION



ITEM 1A. Risk Factors

Please see the information disclosed in the "Risk Factors" section of our Form 10-K as filed with the Securities and Exchange Commission on December 19, 2007, and which is incorporated herein by reference.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     (a) Prior to completing our public offering on September 6, 2006, we sold the following shares of common stock without registration under the Securities Act of 1933, as amended:

                      Name                          Number of Shares                Relationship to Us
-------------------------------------------------------------------------------------------------------------
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

-------------------
(1)  Douglas Reynolds is the son of Marshall T. Reynolds and the brother of Jack
     M. Reynolds.

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

     On April 5, 2006, we entered into a warrant placement agreement with our initial stockholders for the sale of the following warrants without registration under the Securities Act of 1933, as amended:

                                                         Number of
                        Name                             Warrants                   Relationship to Us
---------------------------------------------------------------------------------------------------------------------------

Marshall T. Reynolds..............................       2,692,303              Chairman of the Board, Chief Executive
                                                                                 Officer and Secretary
Jack M. Reynolds..................................          76,924              Director, President and Chief Financial Officer
Edsel R. Burns....................................          76,924              Director
Neal W. Scaggs....................................          76,924              Director
Joseph L. Williams................................          76,924              Director
Douglas Reynolds..................................          76,924              (1)

-----------------
(1)  Douglas Reynolds is the son of Marshall T. Reynolds and the brother of Jack
     M. Reynolds.

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

     We paid a total of $4,128,000 in underwriting discounts and commissions, including $1,032,000 for the underwriters' non-accountable expense allowance of
2.0 % of the gross proceeds, and approximately $774,000 for other costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the other offering expenses, the total net proceeds to us from the offering that were deposited into a trust fund were $48,972,000. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $3,391,444 in interest and dividends through December 31, 2007.

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


                                       ENERGY SERVICES ACQUISITION CORP.


Date: February 14, 2008              By: /s/  Marshall T. Reynolds
                                         ------------------------------------
                                         Marshall T. Reynolds
                                         Chairman and Chief Executive Officer
                                         (Principal Executive Officer)



Date: February 14, 2008              By: /s/ Jack M. Reynolds
                                         ------------------------------------
                                         Jack M. Reynolds
                                         President and Chief Financial Officer
                                         (Principal Financial and  Accounting
                                           Officer)