Form 10-Q
period 2008-03-31
Energy Services Acquisition Corp.
filed 2008-05-14
CIK 1357971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended  March 31, 2008

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _______________ to _________________


                           Commission File Number:  001-32998


                        Energy Services Acquisition Corp.
                        ---------------------------------
             (Exact Name of Registrant as Specified in its Charter)

Delaware                                                   20-4606266
-------------------------------                         ---------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                          Identification Number)


2450 First Avenue, Huntington, West Virginia                  25703
--------------------------------------------                ----------
(Address of Principal Executive Office)                     (Zip Code)

                                 (304) 528-2791
                                 --------------
               (Registrant's Telephone Number including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
requirements for the past 90 days. YES X    NO
                                      ---     ---
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer" , "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [ ] Smaller Reporting Company [X]

As of March 31, 2008, there were issued and outstanding 10,750,000 shares of the Registrant's Common Stock.

     Indicate  by check mark  whether  the  Registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act). YES X   NO
                                               ----    ----

Transitional Small Business Disclosure Format (check one)    Yes      No  X
                                                                ----    ----

Part 1:  Financial Information

Item 1.  Financial Statements (Unaudited):

         Balance Sheets                                                      3

         Statements of Income                                                4

         Statements of  Stockholders' Equity                                 5

         Statements of Cash Flows                                            6

         Notes to Unaudited Condensed Financial Statements                   7

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                            15

Item 3   Quantitative and Qualitative Disclosures about Market Risk         16

Item 4.  Controls and Procedures                                            17

Part II: Other Information

Item 1A. Risk Factors                                                       18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        18

Item 6.  Exhibits                                                           19

Signatures                                                                  20

                        Energy Services Acquisition Corp.
                        (A Development Stage Enterprise)
                                 Balance Sheets


                                                                                        March 31,         September 30,
                                                                                         2008                  2007
                                                                                  ------------------------------------------
                                                                                      (Unaudited)
      ASSETS
      Cash                                                                                  $ 329,610             $ 756,782
      Investments held in trust                                                            50,218,866            49,711,430
      Investments held in trust from Underwriter                                            1,032,000             1,032,000
      Prepaid Expenses                                                                        408,778                26,447
                                                                                  ------------------------------------------
      Total Assets                                                                       $ 51,989,254          $ 51,526,659
                                                                                  ==========================================
      LIABILITIES AND STOCKHOLDERS' EQUITY

       Accrued Expenses                                                                      $ 90,593             $ 167,564
       Notes Payable Stockholder                                                              150,000               150,000
      Due to Underwriter                                                                    1,032,000             1,032,000
                                                                                  ------------------------------------------
      Total Liabilities                                                                     1,272,593             1,349,564
                                                                                  ------------------------------------------
      Common Stock subject to possible redemption
      1,719,140 shares at redemption value                                                 10,245,048            10,143,000

      Commitments

      Stockholders' Equity
        Preferred stock, $.0001 par value
          Authorized 1,000,000 shares; none issued                                                ---                   ---
        Common Stock, $.0001 par value
          Authorized 50,000,000 shares
          Issued and outstanding 10,750,000 Shares, inclusive of 1,719,140 shares
             subject to possible redemption                                                       903                   903
        Additional  paid-in capital                                                        38,462,662            38,564,710
        Retained Earnings                                                                   2,008,048             1,468,482

                                                                                  ------------------------------------------
      Total  Stockholders' Equity                                                          40,471,613            40,034,095
                                                                                  ------------------------------------------
      Total Liabilities and Stockholders' Equity                                         $ 51,989,254          $ 51,526,659
                                                                                  ==========================================

   The accompanying notes are an integral part of these financial statements.

                        Energy Services Acquisition Corp.
                        (A Development Stage Enterprise)
                              Statements of Income


                                                                                                                    For the Period
                                                     For the three  For the three   For the six     For the six     from March 31,
                                                     months ended   months ended    months ended    months ended   2006 (inception)
                                                       March 31,     March 31,       March 31,       March 31,       To March  31,
                                                         2008         2007             2008             2007             2008
Operating Expenses:
     Formation and operating costs                      129,440         74,999        176,609         123,569           532,583
     Franchise taxes                                     11,205         11,205         22,410          26,142           100,962
                                                      ---------     ----------     ----------      ----------       -----------

Loss from operations before taxes                      (140,645)       (86,204)      (199,019)       (149,711)         (633,545)

Income from trust fund investments                      463,425        641,784      1,082,585       1,296,603         3,872,593
                                                      ---------     ----------     ----------      ----------       -----------

Income before income taxes                              322,780        555,580        883,566       1,146,892         3,239,048

Income taxes                                            138,000        187,100        344,000         430,100         1,231,000
                                                     ----------    -----------     ----------      ----------       -----------

Net Income                                           $  184,780      $ 368,480     $  539,566      $  716,792        $2,008,048
                                                     ==========    ===========     ==========      ==========        ==========

Weighted average shares outstanding - basic          10,750,000     10,750,000     10,750,000      10,750,000
                                                     ==========    ===========     ==========      ==========

Weighted average shares outstanding - diluted        13,317,820     12,576,584     13,255,519      12,271,333
                                                     ==========    ===========     ==========      ==========

 Net income per share- basic                         $     0.02    $      0.03     $     0.05      $     0.07
                                                     ==========    ===========     ==========      ==========

 Net income per share- diluted                       $     0.01    $      0.03     $     0.04      $     0.06
                                                     ==========    ===========     =========       ==========

 The accompanying notes are an integral part of these financial statements.

                        Energy Services Acquisition Corp.
                        (A Development Stage Enterprise)
                  Statements of Changes in Stockholders' Equity




                                                                                                Income
                                            Common Stock          Additional                  Accumulated             Total
                                         -------------------       Paid in       Treasury      During the          Stockholders'
                                         Shares     Amount         Capital        Stock      Development Stage        Equity
                                         -------------------   --------------    ---------   ------------------    -----------

Issuance of common stock to
 initial stockholders on
March 31, 2006 at $.01 per share          2,500,000   $ 250         $ 24,750                                         $ 25,000

Return of 350,000 Shares on August 30, 2006
   by initial Shareholders                                         1,645,000    (1,645,000)                                -

Cancellation of Common Stock to Initial
   Shareholders                            (350,000)    (35)      (1,644,965)    1,645,000                                 -

Sale of Private Placement  Warrants                                2,000,000                                        2,000,000

Sale of 8,600,000 units net of underwriter's
discount and offering expenses            8,600,000     860       46,697,634                                       46,698,494

Sale of underwriter option                                               100                                              100

Shares reclassified to "Common Stock  subject
  To possible redemption"                (1,719,140)   (172)      (9,988,028)                                      (9,988,200)

Net income                                                                                           87,420            87,420
                                         -------------------   --------------   ---------   ----------------       ----------
Balance at September 30, 2006             9,030,860     903       38,734,491           -             87,420        38,822,814

Additional  offering costs                                           (14,981)                                         (14,981)

Accretion relating to common stock subject to
   possible redemption                                              (154,800)                                        (154,800)

Net Income                                                                                        1,381,062         1,381,062
                                         -------------------   --------------   ---------   ----------------      -----------
Balance at September 30, 2007             9,030,860     903       38,564,710           -          1,468,482        40,034,095

Accretion relating to common stock subject to                       (102,048)                                        (102,048)
   possible redemption

Net Income for the period (unaudited)                                                               539,566           539,566
                                         -------------------   --------------   ---------   ----------------      -----------
Balance at March 31, 2008                 9,030,860   $ 903     $ 38,462,662    $      -        $ 2,008,048       $40,471,613
                                         ===================   ==============   =========   ================      ===========

 The accompanying notes are an integral part of these financial statements.

                        Energy Services Acquisition Corp.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows

                                                                                                      For the Period
                                                                     For the six     For the six      from March 31,
                                                                    months ended    months ended     2006 (inception)
                                                                       March 31,       March 31,       to March 31,
                                                                        2008            2007               2008
Cash flow from operating activities
Net Income                                                            $   539,566     $   716,792        $   2,008,048
  Adjustment to reconcile net income to net cash provided by
    (used in) operating activities:
         Changes in:
             Accrued Income and accretion on investments held in
              Trust Fund                                                 (507,436)       (451,550)          (1,246,866)
             Accrued Expenses and Prepaids                               (459,302)         (9,206)            (318,185)
             Other Assets                                                                 (76,387)
                                                                     -------------    ------------        -------------

Net Cash (used in) provided by operating activities                      (427,172)        179,649              442,997
                                                                     -------------    ------------        -------------

Cash flows from Investing Activities
Purchase of investments held in Trust Fund                            (21,000,000)    (20,316,000)        (101,575,000)
Proceeds from maturities of Investments held in Trust Fund             21,000,000      20,316,000           51,571,000
                                                                     -------------    ------------        -------------
Net Cash (used in) Investing Activities                                         -               -          (50,004,000)
                                                                     -------------    ------------        -------------

Cash Flows from Financing Activities
Proceeds from Public Offering                                                   -               -           51,600,000
Proceeds from Private Placement of warrants                                     -               -            2,000,000
Proceeds from issuance of underwriting options                                  -               -                  100
Proceeds from issuance of common stock to initial stockholders                  -               -               25,000
Loans from Stockholder                                                          -               -              375,000
Payment of Loan from Stockholder                                                -               -             (225,000)
Payment of Offering Costs                                                       -        (147,308)          (3,884,487)
                                                                     -------------   -------------         ------------
Net Cash (used in) provided by Financing Activities                             -        (147,308)          49,890,613
                                                                     -------------    ------------         ------------

Net (decrease) increase in cash and cash equivalents                     (427,172)         32,341              329,610

Cash and Cash Equivalents at beginning of Period                          756,782          77,381                    -

                                                                     -------------    ------------         ------------
Cash and Cash Equivalents at end of Period                                329,610         109,722              329,610
                                                                     =============    ============         ============
Supplemental disclosure of non-cash financing activity:
     Accrued and unpaid offering costs                               $          -     $    45,686          $         -
                                                                     =============    ============         ============

Supplemental disclosure of non-cash financing activity:
      Income Taxes paid                                              $    567,500     $   426,250          $ 1,331,875
                                                                     =============    ============         ============


The accompanying notes are an integral part of these financial statements.

                        Energy Services Acquisition Corp.
                        (A Development Stage Enterprise)
                        Notes to the Financial Statements

1.   Organization, Business Operations and Significant Policies

Nature of Business

     Energy Services Acquisition Corp. (the "Company") was incorporated in Delaware on March 31, 2006 as a blank check company whose objective is to acquire an operating business or businesses.

     Activity through September 30, 2006 relates to the Company's formation and the public offering described below. The Company has selected September 30 as its fiscal year-end. Activity from September 30, 2006 through January 24, 2008 was limited to the identification and analysis of potential acquisition candidates for the Company. Since January 24, 2008 the company's activity has been the efforts towards the two acquisition candidates identified and discussed elsewhere herein.

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

     We have neither engaged in any business operations nor generated any operating revenue to date. Our only activities since inception have been organizational activities and those necessary to prepare for our public offering, and thereafter, pursuing potential acquisitions of target businesses and completion of merger agreements. We will not generate any operating revenues until after completion of a business combination. We have generated non-operating income in the form of interest income on our cash and cash equivalents and short term investments.

Interim Financial Statements

     The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the Company's audited financial statements and footnotes thereto for the year ended September 30, 2007 and for the periods from inception (March 31, 2006) through September 30, 2007 and 2006 included in the Company's Form 10-K filed December 19, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for any other interim period of any future year.

Investments Held in Trust

     The Company's restricted investments held in the Trust Fund at March 31, 2008 are comprised of an institutional money fund and a United States Treasury Bill with a maturity of May 1, 2008 in the amounts of $40,767,033 and $10,483,833, respectively.

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

Fair Value of Financial Instruments

     The fair values of the Company's assets and liabilities that qualify as financial instruments under SFAS No. 107 approximate their carrying amounts at September 30, 2007 and at March 31, 2008.

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

Cash and Cash Equivalents

     For financial statement purposes, the Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents.

Recently Issued Accounting Pronouncements

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" SFAS No. 157 defines fair value, establishes methods used to measure fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal periods, as it relates to financial assets and liabilities that are carried at fair value. SFAS No. 157 also requires certain tabular disclosures related to results of applying SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 142, "Goodwill and Other Intangible Assets". On November 14, 2007, the FASB provided a one year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities. SFAS No. 157 excludes from its scope SFAS No. 123 ( R), "Share-Based Payment" and its related interpretive accounting pronouncements that address share-based payment transactions. Based on the assets and liabilities on our balance sheet as of December 31, 2007, we do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

                        Energy Services Acquisition Corp.
                        (A Development Stage Enterprise)
                        Notes to the Financial Statements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items at fair value that are not currently required to be measured. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Based on the assets and liabilities on our balance sheet as of December 31, 2007, we do not expect the adoption of SFAS No. 159 to have any impact on our consolidated financial position, results of operations or cash flows.

     During December 2007, the FASB issued SFAS No. 141 (R), "Business Combinations". SFAS No. 141 (R ) is effective for fiscal years beginning after December 15, 2008. Earlier application is prohibited. Assets and liabilities that arose from business combinations which occurred prior to the adoption of FASB No. 141 ( R) should not be adjusted upon the adoption of SFAS No. 141 (R). SFAS No. 141 ( R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the business combination; establishes the acquisition date as the measurement date to determine the fair value of all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. As it relates to recognizing all (and only) the assets acquired and liabilities assumed in a business combination, costs an acquirer expects but is not obligated to incur in the future to exit an activity of an acquiree or to terminate or relocate an acquiree's employees are not liabilities at the acquisition date but must be expensed in accordance with other applicable generally accepted accounting principles. Additionally, during the measurement period, which should not exceed one year from the acquisition date, any adjustments that are needed to assets acquired and liabilities assumed to reflect new information obtained about facts and circumstances that existed as of that date will be adjusted retrospectively. The acquirer will be required to expense all acquisition- related costs in the periods such costs are incurred other than costs to issue debt or equity securities. SFAS No. 141 ( R) will have no impact on our consolidated financial position, results of operations or cash flows at the date of adoption, but it could have a material impact on our consolidated financial position, results of operations or cash flows in the future when it is applied to acquisitions which occur in the fiscal year beginning September 30, 2009.

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

7.   Concentration of Credit Risk

     At March 31, 2008, the Company maintained a checking account at a financial institution, the balance of which exceeded the federally insured limit by $664,395 at September 30, 2007 and by $362,201 at March 31, 2008.

                        Energy Services Acquisition Corp.
                        (A Development Stage Enterprise)
                        Notes to the Financial Statements


8.   Income Taxes

     Energy Services Acquisition Corp. (ESA) uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are no timing differences and therefore no deferred tax asset or liability at March 31, 2008. There are no net operating loss carry forwards at March 31, 2008.

     At March 31, 2008, income tax expense consisted of the following:

                                               Three months            Six months             March 31, 2006-
                                               ended March 31,       ended March 31,          March 31,2008
                                                 2008                     2008
Taxes currently payable
     Federal                                   $  113,000              $ 279,000               $ 1,006,000
     State                                         25,000                 65,000                   225,000
                                               ----------             ----------               -----------
Total                                          $  138,000              $ 344,000               $ 1,231,000
                                               ==========             ==========               ===========


The Company is incorporated in Delaware and is subject to franchise taxes, which are shown as a component of operating expenses.

9.   Acquisitions

     On January 24, 2008 Energy Services Acquisition Corp. (ESA) announced separate agreements to acquire two companies, ST Pipeline and GasSearch Drilling Services (GDS). Pursuant to the agreement to acquire S.T. Pipeline, shareholders of S.T. Pipeline shall have a right to receive up to $15,200 per share in cash, or $19.0 million in the aggregate, subject to a reduction to reflect the book value of certain assets and a further reduction of $3.0 million that will be paid to S.T. Pipeline shareholders on a deferred basis. The total acquisition price for S.T. would be $19.2 million. The agreement to acquire GDS called for the Shareholder of GDS to receive Stock valued at $3.5 million based upon the arithmetic average of the closing price of Energy Services common stock as reported on the American Stock Exchange for the five consecutive trading days beginning three trading days before the announcement of the GDS Acquisition, $2.5 million dollars in cash and $17.5 million in cash to pay GDS' current debt and capital expenditures.

     On February 12. 2008, ESA was advised that COG Finance Corporation elected to exercise an option to acquire GDS pursuant to a provision in a finance agreement between COG Finance and GDS and therefore the acquisition agreement between ESA and GOS was terminated.

     On February 13, 2008, ESA entered into a letter of intent to acquire C J Hughes Construction Company, Inc. C. J. Hughes is an underground utility service company located in Huntington, West Virginia. On February 21, 2008, the company entered into a merger agreement with C J Hughes Construction. C. J. Hughes may be considered an affiliate of ESA since Marshall T. Reynolds and Neal Scaggs are shareholders, and Edsel R. Burns is the President and a shareholder of C.J. Hughes. Mr. Reynolds is the Chairman of the Board, Chief Executive officer and Secretary of ESA. Mr. Scaggs and Mr. Burns are directors of ESA. The agreement calls for a total purchase price of $34.0 million which would be paid as follows: each share of C. J. Hughes Class A voting stock and Class B non-voting stock will be converted into the right to receive $36,896 in cash and 6,434.70 shares of energy services common stock The stock component may be adjusted, if necessary, to ensure that the total value of the common stock portion does not represent less than 40% of the merger consideration. The stock and cash portions of the transction each total $17.0 million.

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

The Company was formed on March 31, 2006 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an entity or entities that have operating businesses. We completed our initial public offering ("IPO") on September 6, 2006. Our entire activity from inception through consummation of the IPO on September 6, 2006 was to prepare for and complete our IPO. Since the consummation of our IPO on September 6, 2006, our activity has been limited to the identification and analysis of potential acquisition candidates for the Company and the pursuit of identified candidates, including the signing of merger agreements.

We are currently in the process of evaluating and identifying targets for a business combination. We intend to utilize cash derived from the proceeds of our IPO, our capital stock, debt or a combination of cash, capital stock and debt in effecting a business combination.

Results of Operations

Net income for the quarter ended March 31, 2008 was $184,780 , which consisted of interest from the trust fund totaling $463,425 offset by $140,645 of expenses, $120,940 of which related to formation and operating cost, $8,500 of which related to due diligence expenses relating to potential acquisitions, $11,205 relating to Delaware franchise tax and income taxes of $138,000. This income compares to an income of $368,480 for the same period the prior year which consisted of interest from the trust fund totaling $641,784 offset by $86,204 of expenses, $57,334 of which related to formation and operating cost, $17,665 of which related to due diligence expenses relating to potential acquisitions, $11,205 relating to Delaware franchise tax and income taxes of $187,100.

Net income for the six months ended March 31, 2008 was $539,566 , which consisted of interest from the trust fund totaling $1,082,585 offset by $199,019 of expenses, $165,730 of which related to formation and operating cost, $10,879 of which related to due diligence expenses relating to potential acquisitions, $22,410 relating to Delaware franchise tax and income taxes of $344,000. This income compares to an income of $716,792 for the same period the prior year which consisted of interest from the trust fund totaling $1,296,603 offset by $149,711 of expenses, $87,504 of which related to formation and operating cost, $36,065 of which related to due diligence expenses relating to potential acquisitions, $26,142 relating to Delaware franchise tax and income taxes of $430,100.

Net income from inception (March 31, 2006) to March 31, 2008 was $2,008,048, which consisted of interest income from the trust fund and other interest totaling $3,872,593 which was offset by $633,545 of expenses, $428,507 of the expenses related to formation and operating costs, $104,076 related to due diligence expenses relating to potential acquisitions, $100,962 related to Delaware franchise tax and income taxes of $1,231,000.

Financial Condition

From September 30, 2007 to March 31, 2008, the assets of Energy Services increased from $51,526,659 to $51,989,254. This growth was driven primarily by the increase in Investments held in trust which increased from $49,711,430 at September 30, 2007 to $50,218,866 at March 31, 2008 due to income earned on the funds held in trust. Liabilities decreased slightly from $1,349,564 at September 30, 2007 to $1,272,593 due to a pay down of accrued liabilities. The Common Stock subject to possible redemption increased from $10,143,000 at September 30, 2007 to $10,245,000 at March 31, 2008. This increase was due to the increase in the value per share of the funds held in trust. Equity increased from $40,034,095 at September 30, 2007 to $40,416,613 at March 31, 2008.

Liquidity and Capital Resources

We consummated our initial public offering on September 6, 2006. Gross proceeds from our initial public offering were $51,600,000. We paid a total of $4,128,000 in underwriting discounts and commissions, and approximately $789,000 was paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering that were deposited into a trust fund were $48,972,000, (or approximately $5.69 per unit sold in the offering). An additional $1,032,000, representing the underwriter's non-accountable expense allowance, was also placed in the trust account. As of March 31, 2008, approximately $51,250,866 (or approximately $5.96 per share sold in the offering) is being held in the trust account. We intend to use substantially all of the net proceeds of the offering to acquire target businesses. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. Our working capital will be generated solely from interest earned on the amount held in trust. We are limited to $1,200,000 of such interest (net of taxes) to fund working capital. We believe the interest earned on the amount held in trust will be sufficient to fund our operations. From September 6, 2006 through September 6, 2008, we anticipate approximately $350,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $240,000 for expenses for the due diligence and investigation of a target business, $120,000 in reimbursement expenses to Chapman Printing Co. ($5,000 per month for two years), $110,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $305,000 for general working capital that will be used for tax payments, miscellaneous expenses and reserves, including director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     (a) Prior to completing our public offering on September 6, 2006, we sold the following shares of common stock without registration under the Securities Act of 1933, as amended:

                      Name                          Number of Shares          Relationship to Us
-------------------------------------------         ----------------          ------------------
Marshall T. Reynolds.......................             537,500        Chairman of the Board, Chief Executive
                                                                       Officer and Secretary
Jack M. Reynolds...........................             430,000        Director, President and Chief Financial Officer
Edsel R. Burns.............................             537,500        Director
Neal W. Scaggs.............................             107,500        Director
Joseph L. Williams.........................             107,500        Director
Douglas Reynolds...........................             430,000        (1)

-------------------------------------------
(1)  Douglas Reynolds is the son of Marshall T. Reynolds and the brother of Jack
     M. Reynolds.

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

     On April 5, 2006, we entered into a warrant placement agreement with our initial stockholders for the sale of the following warrants without registration under the Securities Act of 1933, as amended:

                                             Number of
                        Name                 Warrants                   Relationship to Us

Marshall T. Reynolds.........................2,692,303       Chairman of the Board, Chief Executive
                                                              Officer and Secretary
Jack M. Reynolds................................76,924       Director, President and Chief Financial Officer
Edsel R. Burns..................................76,924       Director
Neal W. Scaggs..................................76,924       Director
Joseph L. Williams..............................76,924       Director
Douglas Reynolds................................76,924       (1)

-------------------------------------
(1)  Douglas Reynolds is the son of Marshall T. Reynolds and the brother of Jack
     M. Reynolds.

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

     We paid a total of $4,128,000 in underwriting discounts and commissions, including $1,032,000 for the underwriters' non-accountable expense allowance of
2.0 % of the gross proceeds, and approximately $774,000 for other costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the other offering expenses, the total net proceeds to us from the offering that were deposited into a trust fund were $48,972,000. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $3,869,501 in interest and dividends through March 31, 2008.

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


                                           ENERGY SERVICES ACQUISITION CORP.


Date: May 14, 2008                     By: /s/  Marshall T. Reynolds
                                           --------------------------------
                                           Marshall T. Reynolds
                                           Chairman and Chief Executive Officer
                                           (Principal Executive Officer)



Date: May 14, 2008                     By: /s/ Jack M. Reynolds
                                           --------------------------------
                                          Jack M. Reynolds
                                          President and Chief  Financial Officer
                                          (Principal Financial and Accounting
                                            Officer)

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


May 14, 2008                                /s/ Marshall T. Reynolds
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



May 14, 2008                               /s/ Jack M. Reynolds
---------------                            ------------------------------------
Date                                       Jack M. Reynolds
                                           President and Chief Financial Officer

                                                                      Exhibit 32

                            Certification pursuant to
                             18 U.S.C. Section 1350,
                             as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002


Marshall T. Reynolds, Chairman and Chief Executive Officer and Jack M. Reynolds, President and Chief Financial Officer of Energy Services Acquisition Corp. (the "Company") each certify in their capacity as officers of the Company that they have reviewed the Quarterly report of the Company on Form 10-Q for the quarter ended December 31, 2007 and that to the best of their knowledge:

1. the report fully complies with the requirements of Sections 13(a) of the Securities Exchange Act of 1934; and

2. the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.



May 14, 2008                               /s/ Marshall T. Reynolds
---------------                            ------------------------------------
Date                                       Marshall T. Reynolds
                                           Chairman and Chief Executive Officer


May 14, 2008                               /s/ Jack M.  Reynolds
---------------                            -----------------------------------
Date                                       Jack M. Reynolds
                                           President and Chief Financial Officer