Form 10-K
period 2008-09-30
Energy Services of America CORP
filed 2008-12-29
CIK 1357971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____________________ to _____________________

Commission File Number: 001-32998

           Energy Services of America Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-4606266
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

100 Industrial Lane, Huntington, West Virginia	25702
(Address of Principal Executive Office)	(Zip Code)

                                       (304) 528-2791
(Registrant’s Telephone Number including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Class	On Which Registered

Common Stock, par value $0.0001 per share	American Stock Exchange

Units (each Unit consisting of one share of	American Stock Exchange
Common Stock and two Warrants)

Warrants (each Warrant is exercisable	American Stock Exchange
for one share of Common Stock)

Securities Registered Pursuant to Section 12(g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐   NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐  NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.  YES ☒   NO ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a Smaller reporting Company

As of December 20, 2008, there were issued and outstanding 12,092,307 shares of the Registrant’s Common Stock.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       YES ☐  NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on March 31, 2008, as reported by the American Stock Exchange, was $46,146,982.

DOCUMENTS INCORPORATED BY REFERENCE

Energy Services of America Corporation
Annual Report On Form 10-K
For The Fiscal Year Ended
September 30, 2008

Table Of Contents

PART I

PART I

ITEM 1.    Business

Forward Looking Statements

This Annual Report contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.”  Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature.  These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing products and services.

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

Until August 15, 2008, we operated as a blank check company.  On August 15, 2008, we completed our acquisitions of ST Pipeline, Inc. and C.J. Hughes Construction Company, Inc.  Each of ST Pipeline and C.J. Hughes are held as separate subsidiaries of Energy Services.

In connection with the acquisitions of ST Pipeline and C.J. Hughes, we issued a $3 million note, issued 2,964,763 shares of our common stock at a value of approximately $16,999,951 and paid an aggregate of $33,216,496  in cash.  Moreover, in connection with the completion of the acquisitions, shareholders elected to redeem 1,622,456 shares of our common stock at a cost of $9,730,936 in the aggregate.  Consequently, at September 30, 2008, we had 12,092,307 shares issued and outstanding and _-0-  shares in treasury that are not considered issued and outstanding.  Because the acquisitions were completed late in our fiscal year, we are providing separate business information for each of ST Pipeline and C.J. Hughes.  At September 30, 2008, we had consolidated assets of $133,699,816 and cash on hand of $13,811,661.  Because we completed our acquisitions in the eleventh month of our fiscal year and hold each of ST Pipeline and C.J. Hughes as separate subsidiaries, we are describing our business separately for each  of  ST Pipeline and C.J. Hughes.

INFORMATION ABOUT ST PIPELINE

Business Overview

ST Pipeline, Inc. was organized in 1990 as a corporation under the laws of the State of West Virginia and is engaged in the construction, replacement and repair of natural gas transmission pipelines for utility companies and private natural gas companies.  The majority of ST Pipeline’s customers are located in West Virginia and the surrounding Mid-Atlantic states. ST Pipeline builds, but does not own natural gas pipelines for its customers that are part of both interstate and intrastate pipeline systems that move natural gas from producing regions to consumption regions.  ST Pipeline is involved in the construction of both interstate and intrastate pipelines, with an emphasis on the latter.  ST Pipeline also constructs storage facilities for its natural gas customers.  ST Pipeline’s other services include liquid pipeline construction, pump station construction, production facility construction and other services related to pipeline construction.  Since 2002, ST Pipeline has completed over 225 miles of pipeline, with its longest project consisting of 69 miles of pipeline.  ST Pipeline is not directly involved in the exploration, transportation or refinement of natural gas.

Set forth below is information regarding the sales, assets and operating income of ST Pipeline’s business.

			Year (2)
	(1)	(3)	Ended
	September 30,	August 15,	December 31,
	2008	2008	2007

Sales	$8,869,656	$37,410,877	$100,385,098
Operating Income	$2,097,421	$5,738,257	$27,889,843
Assets	$41,602,375	$29,343,368	$33,413,342

(1)	Information is as of and for the period August 15 through September 30, 2008
(2)	Information is as of and for the year ended December 31, 2007
(3)	Information is as of and for the period January 1 through August 15, 2008

During 2007, ST Pipeline’s largest current project consisted of a 69 mile pipeline construction and installation project for Equitrans in Kentucky.  This project comprised 92% of 2007 revenue and was substantially complete in January 2008. For 2008, the Company has focused on several smaller jobs rather than the one large job in 2007.

Our services include the removal of and/or repair of existing pipelines, installation of new pipelines, construction of pump stations, site work for pipelines and various other services relating to pipelines.

ST Pipeline is subject to extensive state and federal regulation, particularly in the areas of the siting and construction of new pipelines.  The work performed by ST Pipeline on many projects relates to lines that are regulated by the US Department of Transportation and therefore the work must be performed within the rules and guidelines of the US Department of Transportation.  In addition, work at the various sites must comply with all environmental laws, whether it be federal, state or local.

Customers and Marketing

ST Pipeline customers include Equitable Resources and various of its subsidiaries, Nisource/Columbia Gas Transmission, Nisource/Columbia Gas of Ohio and Dominion Resources.  During the nine months ended September 30, 2008 and the year ended December 31, 2007, Equitable Resources/ Equitrans was ST Pipeline’s largest customer, accounting for approximately 99% and 92% of total revenues. respectively.  There can be no assurance that Equitable Resources/ Equitrans or any of ST Pipeline’s other principal customers will continue to employ ST Pipeline’s services or that the loss of any of such customers or adverse developments affecting any of such customers would not have a material adverse effect on ST Pipeline’s financial condition and results of operations.  However, due to the nature of ST Pipeline’s operations, the major customers and sources of revenues may change from year to year.

ST Pipeline’s sales force consists of industry professionals with significant relevant sales experience who utilize industry contracts and available public data to determine how to most appropriately market ST Pipeline’s line of products.  We rely on direct contact between our sales force and our customers’ engineering and contracting departments in order to obtain new business.  Due to the occurrence of inclement weather during the winter months, the business of ST Pipeline, i.e., the construction of pipelines, is somewhat seasonal in that most of the work is performed during the non-winter months.

Backlog/New Business

A company’s backlog represents orders which have not yet been processed.  At September 30, 2008, ST Pipeline had a backlog of work to be completed on contracts of $1.6 million.  At December 31, 2007, ST Pipeline had a backlog of work to be completed on contracts of $5.4 million.    Due to the timing of ST Pipeline’s construction contracts and the long-term nature of some of our projects, portions of our backlog may not be completed in the current fiscal year.

Types of Contracts

ST Pipeline’s contracts are usually awarded on a competitive and negotiated basis.  While contracts may be of a lump sum for a project or one that is based upon time and materials, most of the work is bid based upon unit prices for various portions of the work with a total agreed-upon price based on estimated units.  The actual revenues produced from the project will be dependent upon how accurate the customer estimates are as to the units of the various items.

Raw Materials and Suppliers

The principal raw materials that ST Pipeline uses are metal plate, structural steel, pipe, fittings and selected engineering equipment such as pumps, valves and compressors.  For the most part, the largest portion of these materials are supplied by the customer.  The materials that ST Pipeline purchases would predominately be those of a consumable nature on the job, such as small tools and environmental supplies.  We anticipate being able to obtain these materials for the foreseeable future.

Industry Factors

ST Pipeline’s revenues, cash flows and earnings are substantially dependent upon, and affected by, the level of natural gas exploration development activity and the levels of integrity work on existing pipelines.  Such activity and the resulting level of demand for pipeline construction and related services are directly influenced by many factors over which ST Pipeline has no control.  Such factors include, among others, the market prices of natural gas, market expectations about future prices, the volatility of such prices, the cost of producing and delivering natural gas, government regulations and trade restrictions, local and international political and economic conditions, the development of alternate energy sources and the long-term effects of worldwide energy conservation measures.  Substantial uncertainty exists as to the future level of natural gas exploration and development activity.

ST Pipeline cannot predict the future level of demand for its pipeline construction services, future conditions in the pipeline construction industry or future pipeline construction rates.

ST Pipeline maintains banking relationships with three financial institutions and has lines of credit borrowing facilities with these institutions.  After the close of the transaction with Energy Services,  S.T. Pipeline has  paid off  the existing lines of credit from operations and anticipates establishing new lines as part of
Energy Services prior to the start  of the 2009 construction season.  While there is no reason to believe that such lines won’t be established,  any delays  getting them established could create difficulties for   ST Pipeline.   ST Pipeline’s facilities have been sufficient to provide ST Pipeline with the working capital necessary to complete their ongoing projects.  At September 30, 2008, ST Pipeline had an irrevocable standby letter of credit in the amount of    $950,542.

Competition

The pipeline construction industry is a highly competitive business characterized by high capital and maintenance costs.  Pipeline contracts are usually awarded through a competitive bid process and, while ST Pipeline believes that operators consider factors such as quality of service, type and location of equipment, or the ability to provide ancillary services, price and the ability to complete the project in a timely manner are the primary factors in determining which contractor is awarded a job.  There are a number of regional and national competitors that offer services similar to ST Pipelines.  Certain of ST Pipeline’s competitors have greater financial and human resources than ST Pipeline, which may enable them to compete more efficiently on the basis of price and technology.  ST Pipeline’s largest competitors are Otis Eastern, LA Pipeline and Apex Pipeline.

Operating Hazards and Insurance

ST Pipeline’s operations are subject to many hazards inherent in the pipeline construction business, including, for example, operating equipment in mountainous terrain, people working in deep trenches and people working in close proximity to large equipment.  These hazards could cause personal injury or death, serious damage to or destruction of property and equipment, suspension of drilling operations, or substantial damage to the environment, including damage to producing formations and surrounding areas.  ST Pipeline seeks protection against certain of these risks through insurance, including property casualty insurance on its equipment, commercial general liability and commercial contract indemnity, commercial umbrella and workers’ compensation insurance.

ST Pipeline’s insurance coverage for property damage to its equipment is based on ST Pipeline’s estimate of the cost of comparable used equipment to replace the insured property.  There is a deductible per occurrence on rigs and equipment of $10,000, except for underground occurrence which is $25,000 per occurrence and $2,500 for miscellaneous tools.  ST Pipeline’s third party liability insurance coverage under the general policy is $1.0 million per occurrence, $2.0 million in the aggregate with a self insured retention of $500,000 per occurrence.  ST Pipeline’s commercial umbrella policy coverage consists of $5.0 million primary umbrella insurance and $5.0 million second layer umbrella per occurrence.  ST Pipeline believes that it is adequately insured for public liability and property damage to others with respect to its operations.  However, such insurance may not be sufficient to protect ST Pipeline against liability for all consequences of well disasters, extensive fire damage or damage to the environment.

Government Regulation and Environmental Matters

General. ST Pipeline’s operations are affected from time to time in varying degrees by political developments and federal, state and local laws and regulations. In particular, natural gas production, operations and economics are or have been affected by price controls, taxes and other laws relating to the natural gas industry, by changes in such laws and by changes in administrative regulations. Although significant capital expenditures may be required to comply with such laws and regulations, to date, such compliance costs have not had a material adverse effect on the earnings or competitive position of ST Pipeline. In addition, ST Pipeline’s operations are vulnerable to risks arising from the numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection.

Environmental Regulation.  ST Pipeline’s activities are subject to existing federal, state and local laws and regulations governing environmental quality, pollution control and the preservation of natural resources. Such laws and regulations concern, among other things, the containment, disposal and recycling of waste materials, and reporting of the storage, use or release of certain chemicals or hazardous substances. Numerous federal and state environmental laws regulate drilling activities and impose liability for discharges of waste or spills, including those in coastal areas. ST Pipeline has conducted pipeline construction in or near ecologically sensitive areas, such as wetlands and coastal environments, which are subject to additional regulatory requirements. State and federal legislation also provide special protections to animal and marine life that could be affected by ST Pipeline’s activities. In general, under various applicable environmental programs, ST Pipeline may potentially be subject to regulatory enforcement action in the form of injunctions, cease and desist orders and administrative, civil and criminal penalties for violations of environmental laws. ST Pipeline may also be subject to liability for natural resource damages and other civil claims arising out of a pollution event.  ST Pipeline would be responsible for any pollution event that was caused by its actions.  It has insurance that it believes is adequate to cover any such occurrences.

Environmental regulations that affect ST Pipeline’s customers also have an indirect impact on ST Pipeline. Increasingly stringent environmental regulation of the natural gas industry has led to higher drilling costs and a more difficult and lengthy well permitting process.

The primary environmental statutory and regulatory programs that affect ST Pipeline’s operations include the following:  Department of Transportation regulations, regulations set forth by agencies such as Federal Energy Regulatory Commission and various environmental agencies including state, federal and local government.

Health And Safety Matters. ST Pipeline’s facilities and operations are also governed by various other laws and regulations, including the federal Occupational Safety and Health Act, relating to worker health and workplace safety. As an example, the Occupational Safety and Health Administration has issued the Hazard Communication Standard. This standard applies to all private-sector employers, including the natural gas exploration and producing industry.  The Hazard Communication Standard requires that employers assess their chemical hazards, obtain and maintain certain written descriptions of these hazards, develop a hazard communication program and train employees to work safely with the chemicals on site. Failure to comply with the requirements of the standard may result in administrative, civil and criminal penalties. ST Pipeline believes that appropriate precautions are taken to protect employees and others from harmful exposure to materials handled and managed at its facilities and that it operates in substantial compliance with all Occupational Safety and Health Act regulations. While it is not anticipated that ST Pipeline will be required in the near future to make material expenditures by reason of such health and safety laws and regulations, ST Pipeline is unable to predict the ultimate cost of compliance with these changing regulations.

Research and Development/Intellectual Property

ST Pipeline has not made any material expenditures for research and development.  ST Pipeline does not own any patents, trademarks or licenses.

Legal Proceedings

ST Pipeline is not a party to any legal proceedings, other than in the ordinary course of business, that if decided in a manner adverse to ST Pipeline would be materially adverse to ST Pipeline’s financial condition or results of operations.

Facilities and Other Property

ST Pipeline operates from its main office at 5 Youngstown Drive, Clendenin, West Virginia.  This property is leased at a cost of $5,000 per month.    ST Pipeline believes that its properties are adequate to support its operations.

Employees

As of September 30, 2008, ST Pipeline had approximately 269 employees, of which approximately 7 were salaried and approximately 262 were employed on an hourly basis.  A number of ST Pipeline’s employees are represented by trade unions represented by any collective bargaining unit. ST Pipeline’s management believes that ST Pipeline’s relationship with its employees is good.

ST Pipeline may from time to time be involved in litigation arising in the ordinary course of business.  At September 30, 2008, ST Pipeline was not involved in any material legal proceedings, the outcome of which would have a material adverse effect on its financial condition or results of operations.

INFORMATION ABOUT C.J. HUGHES

Business Overview

C.J. Hughes Construction, Inc. was organized in 1946 as a corporation under the laws of West Virginia and is primarily engaged in the construction, replacement and repair of natural gas pipelines for utility companies and private natural gas companies.  In addition, C.J. Hughes also engages in the installation of water and sewer lines and provides various maintenance and repair services for customers.  The majority of C.J. Hughes’ customers are located in West Virginia, Virginia, Ohio, Kentucky and North Carolina.  C.J. Hughes builds, but does not own, natural gas pipelines for its customers that are part of both interstate and intrastate pipeline systems that move natural gas from producing regions to consumption regions as well as building and replacing gas line services to individual customers of the various utility companies.  C.J. Hughes is involved in the construction of both interstate and intrastate pipelines, with an emphasis on the latter.  C.J. Hughes also constructs storage facilities for its natural gas customers.  C.J. Hughes’ other services include liquid pipeline construction, pump station construction, production facility construction, water and sewer pipeline installations, and other services related to pipeline construction.  At September 30, 2008, C.J. Hughes had 626 employees.  Since 2002, C.J. Hughes has completed over 350 miles of pipeline, with its longest project consisting of 10 miles of 20-inch pipe.  C.J. Hughes is not directly involved in the exploration, transportation or refinement of natural gas.

Acquisition of Nitro Electric

In May 2007, C.J. Hughes acquired certain tangible and intangible assets of Nitro Electric Company LLC; primarily the fixed assets, employees and business franchise.  No cash or accounts receivable were acquired and no liabilities were assumed.  Nitro Electric has been in business since 1960.  Nitro Electric’s owners had made a business decision for various reasons to cease operations.  Nitro Electric had not bid on new work for several months and was preparing for closure when approached by C.J. Hughes.  Although the purchase of a business in this situation posed substantial risks of recapturing contracts and business viability, the management of C.J. Hughes, along with the retained management of Nitro Electric, not only was able to accomplish this, but was able to leverage new business from C.J. Hughes’ customer base and from performing joint contracts with C.J. Hughes.  Nitro Electric provides a full range of electrical contracting services to various industries.  These services include substation and switchyard services, including site preparation, packaged buildings, dry and oil-filled transformer installations and other ancillary work with regards thereto.  Nitro Electric also provides general electrical services such as underground, conduit/raceway, testing, cable installation, switchgear lineups as well as a full range of data and communication installation services such as fiber optics, attenuation and OTDR testing, cell/hub systems and various other electrical services to the industrial sector.  Though Nitro Electric has numerous customers, its primary focus since becoming part of C.J. Hughes has been the completion of a large project for Hitachi America.  That project in Council Bluffs, Iowa, was the largest project for Nitro Electric for 2007.  For the year ended December 31, 2007, Nitro Electric’s operations contributed $36.1 million of revenue to C.J. Hughes’ total revenues.  Unless otherwise stated, references to C.J. Hughes include Nitro Electric.

Set forth below is information regarding the sales, assets and operating income of C.J. Hughes’ business.

			Year (2)
	(1)	(3)	Ended
	September 30,	August 15,	December 31,
	2008	2008	2007

Sales	$19,648,032	$79,217,380	$75,305,234
Operating Income	$1,695,175	$949,650	$3,990,841
Assets	$95,241,942	$48,457,630	$27,248,499

(1)	Information is as of and for the period August 15 through September 30, 2008
(2)	Information is as of and for the year ended December 31, 2007
(3)	Information is as of and for the period January 1 through August 15, 2008

At September 30, 2008, C.J. Hughes’ largest project consists of a project for Markwest Energy  to install several miles of various size pipe.

C.J. Hughes is subject to extensive state and federal regulation, particularly in the areas of the siting and construction of new pipelines.  The work performed by C.J. Hughes on many projects relates to lines that are regulated by the U.S. Department of Transportation and therefore the work must be performed within the rules and guidelines of the U.S. Department of Transportation.  In addition, work at the various sites must comply with all Federal, state or local environmental laws.

Customers and Marketing

C.J. Hughes customers include Equitable Resources and various of its subsidiaries, Nisource/Columbia Gas Transmission, Nisource/Columbia Gas of Ohio and Pennsylvania, Kentucky American Water, Marathon Ashland Petroleum LLC and various state, county and municipal public service districts.  During the nine months ended September 30, 2008 and the year ended December 31, 2007, Columbia Gas of Ohio was C.J. Hughes’ largest customer, accounting for approximately 20% of total revenues. Other customers who represented over 10% of revenues in 2007 included Marathon Ashland Petroleum LLC at 18% and Columbia Gas of Pennsylvania at 12%. There can be no assurance that Columbia Gas of Ohio or any of C.J. Hughes’ other principal customers will continue to employ C.J. Hughes’ services or that the loss of any of such customers or adverse developments affecting any of such customers would not have a material adverse effect on C.J. Hughes’ financial condition and results of operations.

C.J. Hughes’ sales force consists of industry professionals with significant relevant sales and work experience who utilize industry contacts and available public data to determine how to most appropriately market C.J. Hughes’ services.  We rely on direct contact between our sales force and our customers’ engineering and contracting departments in order to obtain new business.  Due to the occurrence of inclement weather during the winter months, the business of C.J. Hughes (i.e., the construction of pipelines) is somewhat seasonal in that most of the work is performed during the non-winter months.

Nitro Electric’s customers include Hitachi of America, American Electric Power, Toyota and numerous other local companies.  Due to the large job that was underway in 2007, Hitachi of America was the largest customer of Nitro Electric, accounting for approximately 63% of total revenues for the period that Nitro Electric was owned by C.J. Hughes (May through December).  Other customers who represented over 10% of revenues of Nitro Electric included Toyota (18%) and American Electric Power (11%).  While Nitro Electric had a large portion of its resources devoted to the Hitachi of America project in 2007, it is believed that in 2008 and beyond, there are many opportunities to widen the customer base.  However, there can be no assurance that Hitachi of America’s business will continue and in fact the above described project was completed in early 2008.  Further, while it appears likely that most of Nitro Electric’s other customers will continue to do business with Nitro Electric, no assurances can be given to that occurring.

As with C.J. Hughes, the sales force for Nitro Electric consists of industry professionals with significant sales and work experience who utilize industry contacts and available public data to determine how to most appropriately market Nitro Electric’s services.  They rely on direct contact between their sales force and the customer’s engineering and contracting departments in order to obtain new business.  While inclement weather can have some effect on Nitro Electric’s business, that effect is much less than the effect of inclement weather on C.J. Hughes.

Backlog/New Business

A company’s backlog represents orders or contracts which have not yet been completed.  At September 30, 2008, C.J. Hughes had a backlog of work to be completed of $25.4 Million.  At December 31, 2007, C.J. Hughes had a backlog of work to be completed on contracts of $54.2 million.  At September 30, 2008, Nitro Electric had a backlog of approximately of $13.7 Million.  At December 31, 2007, Nitro Electric had a backlog of approximately $16.4 million.  Due to the timing of C.J. Hughes and Nitro Electric construction contracts and the long-term nature of some of our projects, portions of our backlog may not be completed in the current fiscal year.

Types of Contracts

The contracts for C.J. Hughes are usually awarded on a competitive and negotiated basis. While contracts may be a lump sum for a project or one that is based upon time and materials, most of the work is bid based upon unit prices for various portions of the work.  The actual revenues produced from the project will be dependent upon how accurate the customer estimates are as to the units of the various items.

Raw Materials and Suppliers

The principal raw materials that we use are metal plate, structural steel, pipe, fittings and selected engineering equipment such as pumps, valves and compressors.  For the most part, the largest portion of these materials are supplied by the customer.  The materials that C.J. Hughes purchases would predominately be those of a consumable nature on the job, such as small tools and environmental supplies.  These materials are available from a variety of suppliers.  We anticipate being able to obtain these materials for the foreseeable future.

Industry Factors

C.J. Hughes’ revenues, cash flows and earnings are substantially dependent upon, and affected by, the level of natural gas exploration, development activity and the levels of integrity work on existing pipelines.  Such activity and the resulting level of demand for pipeline construction and related services are directly influenced by many factors over which C.J. Hughes has no control.  Such factors include, among others, the market prices of natural gas, market expectations about future prices, the volatility of such prices, the cost of producing and delivering natural gas, government regulations and trade restrictions, local and international political and economic conditions, the development of alternate energy sources and the long-term effects of worldwide energy conservation measures.  Substantial uncertainty exists as to the future level of natural gas exploration and development activity.

C.J. Hughes cannot predict the future level of demand for its pipeline construction services, future conditions in the pipeline construction industry or future pipeline construction rates.

Competition

The pipeline construction industry is a highly competitive business characterized by high capital and maintenance costs.  Pipeline contracts are usually awarded through a competitive bid process and, while C.J. Hughes believes that operators consider factors such as quality of service, type and location of equipment, or the ability to provide ancillary services, price and the ability to complete the project in a timely manner are the primary factors in determining which contractor is awarded a job.  There are a number of regional and national competitors that offer services similar to ours.  Certain of C.J. Hughes’ competitors have greater financial and human resources than C.J. Hughes, which may enable them to compete more effectively on the basis of price and technology.  Our largest competitors are Otis Eastern, LA Pipeline and Apex Pipeline.

The electrical contracting industry is also a highly competitive business, though the capital costs are less in that business and the primary costs are labor and supervision.  Electrical contracts are usually awarded through a competitive bid process.  While Nitro Electric believes that operators consider factors such as quality of service, type and location of equipment, or the ability to provide ancillary services, price and the ability to complete the project in a timely manner are the primary factors in determining which contractor is awarded a job.  There are a number of regional and national competitors that offer services similar to ours.  Certain of Nitro Electric’s competitors have greater financial and human resources than Nitro Electric, which may enable them to compete more effectively on the basis of price and technology.  The largest competitors for Nitro Electric are Green Electric and Summit Electric, Inc.

Operating Hazards and Insurance

C.J. Hughes’ operations are subject to many hazards inherent in the pipeline construction business, including, for example, operating equipment in mountainous terrain, people working in deep trenches and people working in close proximity to large equipment.  These hazards could cause personal injury or death, serious damage to or destruction of property and equipment, suspension of drilling operations, or substantial damage to the environment, including damage to producing formations and surrounding areas.  C.J. Hughes seeks protection against certain of these risks through insurance, including property casualty insurance on its equipment, commercial general liability and commercial contract indemnity, commercial umbrella and workers’ compensation insurance.

C.J. Hughes’ and Nitro Electric’s insurance coverage for property damage to its equipment is based on both companies’ estimates of the cost of comparable used equipment to replace the insured property.  There is a deductible per occurrence on equipment of $2,500.  Third-party liability insurance coverage for both C.J. Hughes and Nitro Electric under the general policy is $1,000,000 per occurrence, with a self-insured retention of $0 per occurrence.  The commercial umbrella policy has a self-insured retention of $10,000 per occurrence, with coverage of $10,000,000 per occurrence.

Government Regulation and Environmental Matters

General.  C.J. Hughes operations are affected from time to time in varying degrees by political developments and federal, state and local laws and regulations.  In particular, natural gas production, operations and economics are or have been affected by price controls, taxes and other laws relating to the natural gas industry, by changes in such laws and by changes in administrative regulations.  Although significant capital expenditures may be required to comply with such laws and regulations, to date, such compliance costs have not had a material adverse effect on the earnings or competitive position of C.J. Hughes.  In addition, C.J. Hughes’ operations are vulnerable to risks arising from the numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection.

Environmental Regulation.  C.J. Hughes’ and Nitro Electric’s activities are subject to existing federal, state and local laws and regulations governing environmental quality, pollution control and the preservation of natural resources.  Such laws and regulations concern, among other things, the containment, disposal and recycling of waste materials, and reporting of the storage, use or release of certain chemicals or hazardous substances.  Numerous federal and state environmental laws regulate pipeline activities and impose liability for discharges of waste or spills, including those in coastal areas.  C.J. Hughes has conducted pipeline construction in or near ecologically sensitive areas, such as wetlands and coastal environments, which are subject to additional regulatory requirements.  State and Federal legislation also provide special protections to animal and marine life that could be affected by C.J. Hughes’ activities.  In general, under various applicable environmental programs, C.J. Hughes may potentially be subject to regulatory enforcement action in the form of injunctions, cease and desist orders and administrative, civil and criminal penalties for violations of environmental laws.  C.J. Hughes may also be subject to liability for natural resource damages and other civil claims arising out of a pollution event.  C.J. Hughes would be responsible for any pollution event that was caused by its actions.  It has insurance that it believes is adequate to cover any such occurrences.  While Nitro Electric’s business is usually performed in plant type situations, there are still risks associated with environmental issues that may occur in those locations.

Environmental regulations that affect C.J. Hughes’ and Nitro Electric’s customers also have an indirect impact on both companies.  Increasingly stringent environmental regulation of the natural gas industry and the electrical utility companies has led to higher costs and a more lengthy permitting process.

The primary environmental statutory and regulatory programs that affect C.J. Hughes’ and Nitro Electric’s operations include the following:  Department of Transportation regulations, regulations set forth by agencies such and FERC and various environmental agencies including state, Federal, and local government.

Health and Safety Matters.  C.J. Hughes’ and Nitro Electric’s facilities and operations are also governed by various other laws and regulations, including the federal Occupational Safety and Health Act, relating to worker health and workplace safety.  As an example, the Occupational Safety and Health Administration has issued the Hazard Communication Standard.  This standard applies to all private-sector employers, including the natural gas exploration and producing industry.  The Hazard Communication Standard requires that employers assess their chemical hazards, obtain and maintain certain written descriptions of these hazards, develop a hazard communication program and train employees to work safely with the chemicals on site.  Failure to comply with the requirements of the standard may result in administrative, civil and criminal penalties.  C.J. Hughes and Nitro Electric believe that appropriate precautions are taken to protect employees and others from harmful exposure to materials handled and managed at its facilities and that it operates in substantial compliance with all Occupational Safety and Health Act regulations.  While it is not anticipated that C.J. Hughes or Nitro Electric will be required in the near future to make material expenditures by reason of such health and safety laws and regulations, C.J. Hughes and Nitro Electric are unable to predict the ultimate cost of compliance with these changing regulations.

Research and Development/Intellectual Property

C.J. Hughes has not made any material expenditures for research and development.  C.J. Hughes does not own any patents, trademarks or licenses.

Properties

C.J. Hughes owns and operates its main office at 75 West Third Avenue, Huntington, West Virginia 25703.  C.J. Hughes will lease temporary locations on an as-needed basis to accommodate its operations based on the projects it is working on.

Legal Proceedings

C.J. Hughes is not a party to any legal proceedings, other than in the ordinary course of business, that if decided in a manner adverse to C.J. Hughes would be materially adverse to C.J. Hughes’ financial condition or results of operations.

ITEM 1A.    Risk Factors

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

Our operations are dependent upon a relatively small group of key executives consisting of Marshall T. Reynolds, our Chairman and Chief Executive Officer, and Jack M. Reynolds, a director and our President.  We believe that our success depends on the continued service of our executive management team.  Although we currently intend to retain our existing management , we cannot assure you that such individuals will remain with us for the immediate or foreseeable future.  We do not have employment contracts with any of our current executives.  The unexpected loss of the services of one or more of these executives could have a detrimental effect on us.

Our initial stockholders, including our officers and directors, control a substantial interest in us and this may influence certain actions requiring a stockholder vote.

Our initial stockholders (including all of our officers and directors) collectively own approximately 50.4% of our issued and outstanding shares of common stock  (including shares underlying warrants that are currently exerciseable).  Since the Officers and Directors own a significant  portion of the shares outstanding, they have a significant influence over any items that might require a shareholder vote.

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

Our initial stockholders may request that we register the resale of the 2,150,000 shares of common stock they acquired prior to our initial public offering and our five directors (as well as a sixth individual) may request us to register for resale of the shares of common stock  underlying the 3,076,923 warrants they purchased in the private placement at any time. If our initial stockholders exercise their registration rights with respect to all of their initial shares of common stock as well as have the securities underlying their warrants registered, then there will be an additional 5,226,923 shares of common stock eligible for trading in the public market. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

Our operating companies are subject to the business cycles of their customers and accordingly downturns in the cycles for any of the customers could result in lower performance

Our operating companies  rely on the various projects put out for bid by their customers.  Accordingly, should there be a downturn in their business or their abilities to finance projects, it could have a negative affect on the performance of the operating companies and therefore Energy  Services.

ITEM 2.    Properties

We maintain our executive offices at 100 Industrial Lane, Huntington, West Virginia 25702.  We consider our current office space adequate for our current operations.

ITEM 3.    Legal Proceedings

At September 30, 2008, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.     Submission of Matters to a Vote of Security Holders

On August 15, 2008, we held a special meeting of stockholders at which the following matters were considered and voted upon:

●	Proposal 1: the adoption and approval of the transactions contemplated by the Merger Agreement, dated as of January 22, 2008, by and between the Company and ST Pipeline, Inc.;

●	Proposal 2: the adoption and approval of the transactions contemplated by the Merger Agreement, dated as of February 21, 2008, by and between the Company and C.J. Hughes Construction Company, Inc.;

●	Proposal 3: the approval of an amendment to Energy Services’ certificate of incorporation to change the Company’s name to “Energy Services of America Corporation.”;

●
Proposal 4:  the approval of an amendment to the Company’s certificate of incorporation to remove Article V from the certificate of incorporation after the closing of the acquisitions, as Article V will no longer be applicable to the Company.; and

●	Proposal 5: the approval of a proposal to adjourn or postpone the special meeting, if necessary for the purpose of soliciting additional proxies.

The votes for the proposals above were as follows:

	For	Against	Abstain
Proposal 1	7,453,900	1,622,600	25,503
Proposal 2	7,453,900	1,622,600	25,503
Proposal 3	7,446,220	1,574,038	81,745
Proposal 4	7,452,790	1,545,668	103,545
Proposal 5	7,878,484	1,172,674	50,845

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)      Our units, common stock and warrants are listed on the American Stock Exchange under the symbols ESA.U, ESA and ESA.WS, respectively.  Prior to October 3, 2006, only the units traded on the American Stock Exchange.  The following table sets forth the range of high and low sales prices for the units, common stock and warrants during each of the last two fiscal years.

Units

Fiscal 2007	High	Low	Dividends
Quarter ended December 31, 2006	$6.35	$5.75	$–
Quarter ended March 31, 2007	6.75	6.17	–
Quarter ended June 30, 2007	7.46	6.45	–
Quarter ended September 30, 2007	7.34	6.00	–

Fiscal 2008	High	Low	Dividends
Quarter ended December 31, 2007	$6.92	$6.57	$–
Quarter ended March 31, 2008	7.46	6.15	–
Quarter ended June 30, 2008	7.45	6.70	–
Quarter ended September 30, 2008	9.09	6.50	–

Common Stock

Fiscal 2007	High	Low	Dividends
Quarter ended December 31, 2006	$5.40	$5.25	$–
Quarter ended March 31, 2007	5.85	5.35	–
Quarter ended June 30, 2007	5.93	5.50	–
Quarter ended September 30, 2007	5.80	5.54	–

Fiscal 2008	High	Low	Dividends
Quarter ended December 31, 2007	$5.80	$5.61	$–
Quarter ended March 31, 2008	5.87	5.65	–
Quarter ended June 30, 2008	5.92	5.56	–
Quarter ended September 30, 2008	5.90	5.20	–

Warrants

Fiscal 2007	High	Low	Dividends
Quarter ended December 31, 2006	$0.55	$0.27	$–
Quarter ended March 31, 2007	0.71	0.44	–
Quarter ended June 30, 2007	0.93	0.56	–
Quarter ended September 30, 2007	0.91	0.57	–

Fiscal 2008	High	Low	Dividends
Quarter ended December 31, 2007	$0.68	$0.58	$–
Quarter ended March 31, 2008	0.92	0.20	–
Quarter ended June 30, 2008	0.89	0.35	–
Quarter ended September 30, 2008	1.27	0.54	–

As of September 30, 2008, there was one holder of record of our units, twenty one holders of record of our common stock and seven holders of record of our warrants.

We have not paid any cash dividends on our common stock to date. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

(c)       Energy Services of America Corp. did not repurchase any shares of its common stock during the relevant period, other than the redemption of  1,622,456  shares undertaken in connection with the acquisitions.  The shares were repurchased between August 19 and August 27 at a price of $5.9976  per share for an aggregate purchase price of $9,730,936.

ITEM 6.    Selected Financial Data

Not required for smaller company filer

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of the financial condition and results of operations of Energy Services in conjunction with the “Unaudited Pro Forma Consolidated Financial information “ appearing in this section of this annual report as well as the historical financial statements and related notes contained elsewhere herein.  Among other things, those historical consolidated financial statements include more detailed information regarding the basis of presentation for the following information.

Forward Looking Statements

Within Energy Services’ financial statements and this discussion and analysis of the financial condition and results of operations, there are included statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  You can identify these statements by the fact that they do not relate strictly to historical or current facts.  They use words such as “anticipate,” “estimate,” “project,” “forecast,” “may,” “will,” “should,” “could,” “expect,” “believe,” “intend” and other words of similar meaning.

These forward-looking statements are not guarantees of future performance and involve or rely on a number of risks, uncertainties, and assumptions that are difficult to predict or beyond  Energy Services' control.  Energy Services has based its forward-looking statements on management’s beliefs and assumptions based on information available to management at the time the statements are made.  Actual outcomes and results may differ materially from what is expressed, implied and forecasted by forward-looking statements and that any or all of Energy Services’ forward-looking statements may turn out to be wrong.  They can be affected by inaccurate assumptions and by known or unknown risks and uncertainties.

All of the forward-looking statements, whether written or oral, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements or that are otherwise included in this report.  In addition,  Energy Services does not undertake and expressly disclaim any obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of this report or otherwise.

Overview

Energy Services was  formed on March 31, 2006, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business.  It operated as a “Blank Check Company” until August 15, 2008 at which time it completed the acquisitions of ST Pipeline, Inc. and C J Hughes Construction Company, Inc.  S.T. Pipeline and C.J. Hughes are considered predecessor companies to Energy Services.  The discussion of financial condition and  operating results include the results of the two predecessors prior to the acquisition.  This discussion is based in part on pro-forma income statement information.  The Company acquired  ST Pipeline for $16.2 million in cash and $3.0 million in a promissory note.  The C J Hughes purchase price totalled $34 million, one half of  which  was in cash and one half in Energy Services common stock.    The acquisitions are accounted for under the purchase method and the financial results of both acquisitions are included in the results of Energy Services from the date of acquisition.

Since the acquisitions,  Energy Services has been engaged in one segment of  operations which is the providing of contracting services for  energy related companies.   Currently Energy Services primarily services the Gas, Oil and Electrical industries though it does some other incidental work.  For the Gas industry, the Company is primarily engaged in the construction, replacement and repair of natural gas pipelines and storage facilities  for utility companies and private natural gas companies.   Energy Services is involved in the construction of both interstate and intrastate  pipelines, with an emphasis on the latter.   For the Oil  industry the Company provides a variety of services relating to pipeline, storage facilities and plant work.  For the Electrical industry, the Company provides a full range of electrical installations and repairs including substation and switchyard services, site preparation, packaged buildings, transformers and other ancillary work  with regards thereto.   Energy Services’ other services include liquid pipeline construction, pump station construction, production facility construction, water and sewer pipeline installations, various maintenance and repair services and other services related to pipeline construction.  The majority of the Company’s  customers are located in West Virginia, Virginia, Ohio, Kentucky and North Carolina.  The Company builds, but does not own, natural gas pipelines for its customers that are part of both interstate and intrastate pipeline systems that move natural gas from producing regions to consumption regions as well as building and replacing gas line services to individual customers of the various utility companies.     The Company  had consolidated operating revenues of $28.5 million for the year ended  September  30, 2008 of which   13%  was attributable to electrical customers,  81% to natural gas customers, 2%  for the oil industry, 3% for governmental entities and 1% for all other customers.

Energy Services’ customers include many of the leading companies in the industries it serves, including Marathon Ashland Petroleum LLC, Spectra Energy, Equitable Resources, Hitachi and Nisource.  The Company enters into various types of contracts, including competitive unit price, cost-plus (or time and materials basis) and fixed price (lump sum) contracts.  The terms of the contracts will vary from job to job and customer to customer though most contracts are on the basis of either unit pricing in which the Company agrees to do the work for a price per unit of work performed or for a fixed amount for the entire project.  Most of the Company’s projects are completed within one year of the start of the work.  On occasion, the Company’s customers will require the posting of performance and/or payment bonds upon execution of the contract, depending upon the nature of the work performed.

The Company generally recognizes revenue on unit price and cost-plus contracts when units are completed or services are performed.  Fixed price contracts usually results in recording revenues as work on the contract progresses on a percentage of completion basis.  Under this accounting method, revenue is recognized based on the percentage of total costs incurred to date in proportion to total estimated costs to complete the contract.  Many contacts also include retainage provisions under which a percentage of the contract price is withheld until the project is complete and has been accepted by the customer.

Seasonality: Fluctuation of  Results

Our revenues and results of operations can and usually are subject to seasonal variations.  These variations are the result of weather, customer spending patterns, bidding seasons and holidays.  The first quarter of the calendar year is typically the lowest in terms of revenues because inclement weather conditions causes delays in production and customers usually do not plan  large projects during that time.   While  usually better than the first quarter,  the second quarter often has some inclement weather which  can cause delays in production, reducing the revenues the Company receives and/or increasing the production costs.  The third quarter usually is least impacted by weather and usually has the largest number of projects underway.  The fourth quarter is usually lower than the third due to the various holidays.  Many projects are completed in the fourth quarter and revenues are often impacted by customers seeking to either spend their capital budget for the year or scale back projects due to capital budget overruns.

In addition to  the fluctuations discussed above,  the pipeline industry can be highly cyclical, reflecting variances in capital expenditures in proportion to energy price fluctuations.  As a result, our volume of business may be adversely affected by where our customers are in the cycle and thereby their financial condition as to their capital needs and access to capital to finance those needs.

Accordingly,  our operating results in any particular quarter or year may not be indicative of the results that can be expected for any other quarter or any other year.  You should read “Understanding Gross Margins” and “Outlook” below for discussions of trends and challenges that may affect our financial condition and results of operations.

Understanding Gross Margins

Our gross margin is gross profit expressed as a percentage of revenues.  Cost of  revenues consists primarily of salaries, wages and  some  benefits to employees, depreciation, fuel and other equipment, equipment rentals, subcontracted services,  portions of insurance, facilities expense, materials and parts and supplies.  Various factors, some controllable, some not impact our gross margin on a quarterly or annual basis.

Seasonal.  As discussed above, seasonal patterns can have a significant impact on gross margins.   Usually, business is slower in the winter months versus the warmer months.

Weather.  Adverse or favorable weather conditions can impact gross margin in a given period.   Periods of wet weather, snow or rainfall, as well severe temperature extremes  can severely impact production and therefore negatively impact revenues and margins.  Conversely, periods of dry weather with moderate temperatures can positively impact revenues and margins due to the opportunity for increased production and efficiencies.

Revenue Mix. The mix of revenues between customer types and types of work for various customers will impact  gross margins.  Some projects will have more margins while others that are extremely competitive in bidding may have narrower margins.

Service and Maintenance versus installation.    In general, installation work has a higher gross margin than maintenance work.  This is due to the fact that installation work usually is more of a fixed price nature and therefore has higher risks involved.  Accordingly, a higher portion of the revenue mix from installation work typically will result in higher margins.

Subcontract work.  Work that is subcontracted to other service providers generally has lower gross margins.  Increases in subcontract work as a percentage of total revenues in a given period  may contribute to a decrease in gross margin.

Materials versus Labor.  Typically materials supplied on projects have smaller margins than labor.  Accordingly, projects with a higher material cost in relation to the entire job will have a  lower overall margin.

Depreciation. Depreciation is included in our cost of revenue.  This is a common practice in our industry, but can make comparability to other companies difficult.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and related benefits to management, administrative salaries and benefits, marketing, communications, office and utility costs, professional fees, bad debt expense, letter of credit fees, general liability insurance and miscellaneous other expenses.

Results of Operations

The following table sets forth the Pro Forma Statements of  operations data and such data as a percentage of revenues for the years indicated (dollars in thousands)  This information is based upon and should be read in conjunction with the more detailed information included in the section titled “Unaudited Pro Forma Consolidated Financial Information”.

	Year ended		Year ended
	September 30,		September 30,
	2008	Percent	2007	Percent

Contract Revenues	$208,240	100.0%	$133,091	100.0%
Cost of Revenues	176,166	84.6%	115,393	86.7%
Gross Profit	32,074	15.4%	17,698	13.3%
General and administrative expenses	6,913	3.3%	4,660	3.5%

Income from operations before taxes	25,160	12.1%	13,038	9.8%

Interest Income	349	0.2%	448	0.3%
Interest Expense	(1,662)	-0.8%	(1,454)	-1.1%
Other Income (Expense)	1,233	0.6%	259	0.2%

Income before Income taxes	25,080	12.0%	12,290	9.2%

Income taxes	10,078	4.8%	5,171	3.9%

Net Income	$15,002	7.2%	$7,120	5.3%

Earnings Per Share - Basic	$1.24		$0.59
Earnings Per Share - Diluted	$1.03		$0.51

UNAUDITED  PRO FORMA CONSOLIDATED FINANCIAL INFORMATION

The following tables set forth summary financial information for our pro forma consolidated results for the years ended September 30, 2008 and September 30, 2007.  The information is presented to show what the consolidated income statements would have looked like had the transactions with ST Pipeline and CJ Hughes  been completed at the beginning of each of those years.   The information  includes such adjustments as deemed necessary to reflect the transactions in  a proper manner.   This information should be read in conjunction with the notes thereto as well as the financial statements for the various entities included elsewhere in this document.

The unaudited pro forma information is for informational purposes only and is not intended to represent or be indicative of the consolidated results of operations that we would have reported had the merger transactions been completed as of the date presented and should not be taken as representative of our future consolidated results of operations.

Energy Services of America Corporation
ST Pipeline, Inc./C J Hughes
Pro Forma Combined, Condensed, Consolidated Statement of Income
Year ended September 30, 2008
(Unaudited)

		ST Pipeline	ST Pipeline			C J Hughes	C J Hughes
	Energy Services of	January 1, 2008-	October 1- December	ST Pipeline		January 1, 2008-	October 1- December	C J Hughes
	America Corporation	August 15, 2008	31 2007	Pro Forma Adjustments		August 15, 2008	31 2007	Pro Forma Adjustments		Redemption Adjustments		Pro Forma Combined
	Audited	Audited	Unaudited			Audited	Unaudited					Unaudited

Contract Revenues	$28,517,688	$37,410,877	$37,520,704			$79,217,380	$25,573,278					$208,239,927
Cost of Revenues	23,830,404	30,676,571	22,409,225	$1,210,813	(1)	74,794,447	22,428,832	$816,113	(1)			176,166,405
Gross Profit	4,687,284	6,734,306	15,111,479	(1,210,813)		4,422,933	3,144,446	(816,113)		-		32,073,522
General and administrative expenses	1,350,246	996,049	419,290			3,473,283	674,345					6,913,213
												-

Net income( loss) from operations	3,337,038	5,738,257	14,692,189	(1,210,813)		949,650	2,470,101	(816,113)		-		25,160,309

Interest Income	1,585,074	34,675	-	(513,160	)(2)	-	91,897	(543,081	)(2)	(306,545	)(5)	348,860
Interest Expense	(220,274)	(142,940)	-	(225,000	)(3)	(707,622)	(366,488)					(1,662,324)
Other Income (Expense)	111,301	932,101	204,133			164,709	(178,747)					1,233,497

Income before income taxes	4,813,139	6,562,093	14,896,322	(1,948,973)		406,737	2,016,763	(1,359,194)		(306,545)		25,080,342

Income taxes	2,001,981	-		7,803,777	(4)	-	-	395,109	(4)	(122,618	)(6)	10,078,249

Net Income	$2,811,158	$6,562,093	$14,896,322	$(9,752,750)		$406,737	$2,016,763	$(1,754,303)		$(183,927)		$15,002,093

Weighted average shares outstanding - basic	10,750,000	2,964,763	(1,622,456)	12,092,307

Weighted average shares - diluted	13,160,643	2,964,763	(1,622,456)	14,502,950

Net income per share - basic	$0.26			$1.24

Net income per share - diluted	$0.21			$1.03

Energy Services of America Corporation
ST Pipeline, Inc./C J Hughes
Pro Forma Combined, Condensed, Consolidated Statement of Income
Year ended September 30, 2007
(Unaudited)

			Net change				Net change
		ST Pipeline	removing Oct 1-Dec				removing Oct 1-Dec
	Energy Services of	Year ended December	31 2007,	ST Pipeline		C J Hughes December	31 2007,	C J Hughes
	America Corporation	31. 2007	adding 2006	Pro Forma Adjustments		31. 2007	adding 2006	Pro Forma Adjustments		Redemption Adjustments		Pro Forma Combined
	Audited	Audited	Unaudited			Audited	Unaudited

Contract Revenues		$100,385,098	(27,441,017)			$75,305,234	$(15,158,476)					$133,090,839
Cost of Revenues		70,948,130	(13,291,520)	$1,210,813	(1)	68,096,279	(12,387,188)	$816,113	(1)			115,392,627
Gross Profit		29,436,968	(14,149,497)	(1,210,813)		7,208,955	(2,771,288)	(816,113)		-		17,698,212
General and administrative expenses	$385,773	1,547,125	(1,400)			3,218,114	(489,242)					4,660,370
												-

Net income( loss) from operations	(385,773)	27,889,843	(14,148,097)	(1,210,813)		3,990,841	(2,282,046)	(816,113)		-		13,037,842

Interest Income	2,612,835	45,939	1,088	(843,961	)(2)	-	28,962	(893,170	)(2)	(504,154	)(5)	447,539
Interest Expense		(298,799)	(28,067)	(225,000	)(3)	(1,063,198)	160,666					(1,454,398)
Other Income (Expense)		307,524	(13,829)			118,135	(152,681)					259,149

Income before income taxes	2,227,062	27,944,507	(14,188,905)	(2,279,774)		3,045,778	(2,245,099)	(1,709,283)		(504,154)		12,290,131

Income taxes	846,000	-	-	4,590,331	(4)	275,000	-	(339,101	)(4)	(201,662	)(6)	5,170,568

Net Income	$1,381,062	$27,944,507	$(14,188,905)	$(6,870,105)		$2,770,778	$(2,245,099)	$(1,370,182)		$(302,493)		$7,119,563

Weighted average shares outstanding	10,750,000							2,964,763		(1,622,456)		12,092,307

Weighted average shares - diluted	12,688,930							2,964,763		(1,622,456)		14,031,307

Net income per share - basic	$0.13											$0.59

Net income per share - diluted	$0.11											$0.51

Notes to pro forma income statements

(1)	These adjustments represent the added depreciation created from the mark to market of the fixed assets of ST Pipeline and CJ Hughes as required by purchase accounting

(2)
 These adjustments reflect the interest income lost from the cash payments made to the shareholders of ST Pipeline and CJ Hughes, etc. had the transaction been completed at the beginning of each period and therefore not earning interest.

(3)
 This adjustment is to reflect the added interest cost that would have occurred relating  to the notes issued to the Shareholders of  ST Pipeline had the transaction been in place for the respective periods

(4)
 ST Pipeline and CJ Hughes were both Sub S corporations and therefore had no Federal income taxes.  These entries are to reflect the estimated taxes for these companies had they been a part of Energy Services during the respective periods.

(5)
In accordance with the bylaws of Energy Services, shareholders had the right to vote against the transactions and request their shares be redeemed.  These entries reflect the lost interest income from the purchase of those shares so redeemed.

(6)	These entries are to reflect the tax savings related to the interest income lost on the payments to redeem shares.

2008 compared to 2007- Pro Forma basis

Revenues.  Revenues increased by $75.1  million or 56.5% to $208.2 million for the year ended September 30, 2008.  This increase was primarily due to an increase in revenues as the result of the added revenues from Nitro Electric which was acquired by CJ Hughes in May of 2007 and accordingly revenues were only included from that time forward. .

 Cost of Revenues.  Cost of revenues increased by $60.8 million or 52.7%  to $176.2 million for the year ended September 30, 2008.  The driver of this increase was primarily the Nitro Electric acquisition by CJ Hughes in May of 2007 and the inclusion of that information from that time forward in 2007

Gross Profit.  Gross profits for 2008 were $32.1 Million.    This was an increase of $14.4 million or 81.2% over the 2007 gross profit of $17.7 million.  As explained above this was a result of Nitro Electric performance only being included from May of 2007 forward.

Selling general and administrative expenses. Selling, general and administrative increased by $2.2 million (48.3%)to $6.9 million for the year ended September 30, 2008.  This increase was primarily driven by the acquisition of Nitro Electric by CJ Hughes and the inclusion of Nitro performance from that time forward.

Income from Operations.  Income from operations increased $12.1 million or 93% to $25.2  million for the year ended  September 30, 2008 from $13.0 million for the year ended September  30, 2007.   This is  a function of the previous categories.

Interest Income.  Interest income was about  even with the prior year at $349,000  for 2008 and $448,000 for 2007.

Interest Expense Interest Expense increased  by $208,000  to $1.7 million at September 30, 2008.  This increase was  driven primarily  by added borrowings on lines of credit and for equipment purchases.

Other Income.  Other income increased by $974,000 to $1.2 million for the year ended September 30, 2008 over the 2007 amount of $259,000.  This increase was driven by the rental of equipment to outside parties.

Net Income. Net Income increased by $7.8 million or 110.7% to $15.0 million  for the year ended September  30, 2008 from a net income of $7.1 million for the year ended  September 30, 2007.  The increase occurred due to the various changes as previously discussed.

2008  for Energy Services

Energy  Services for 2008 had sales of $28.5 million, a net income of $2.8 million which resulted in earnings per share of $0.26  basic and $0.21 fully diluted.  These results included  results from the acquired companies from August 15, 2008 through September 30, 2008.  The results also included $1.6 million in interest income from the trust fund which was disbursed as discussed in the financial conditions section.

Comparison of Financial Condition

The Company had total assets at September 30,  2008 of  $133.7 million.  Some of the primary components of the balance sheet were  accounts receivable which totaled $38.6 million up $8.4 million from  the prior year balances of the operating companies.  Other major categories of assets at September 30, 2008 included cash of $13.8 million and fixed assets of $33.3 million.  Liabilities totaled $73.4 million up $15.2 million from 2007.  This increase was primarily due to borrowings to fund the purchase of fixed assets.

At the end of 2007, the  Company had $50.7 million of funds in a trust account being held for the completion of  acquisitions totaling at least 80% of the funds.  That balance grew to $51.5 million by August 15, 2008.  Upon completion of the ST Pipeline and CJ Hughes acquisitions on August 15, 2008, the Company disbursed those funds with $33.2 million in cash going to the acquired companies’ shareholders, $9.7 million to redeem those Energy Services shareholders electing redemption, $1.0 million to pay the underwriting deferred fee and the remaining $7.5 million to the Company  to be used for general corporate purposes.

Stockholders’ Equity. Stockholders’ Equity rose from $40.0 million at September 30, 2007 to $60.4 million at  September 30, 2008 due to  a combination of the additional shares issued with regards to the C. J. Hughes Acquisition and the Net Income for the year.

Liquidity and Capital Resources

Cash Requirements

We anticipate that our cash and cash equivalents on hand at September 30, 2008  which totaled  $13.8 million  along with  our credit facilities available to us  and our anticipated future cash flows from operations will provide sufficient cash to meet our operating needs.  However, with the current energy shortage nationwide and the increased demand for our services, we could be faced with needing significant additional working capital.  Also,  current general credit tightening  resulting from the general banking and other economic contraction that has occurred in the second half of 2008, has impaired the availability of credit facilities for  future operational needs.  A prolonged restriction in borrowing capacity may   limit the growth ability of the Company.

Sources and uses of Cash

As of September 30, 2008, we had $13.8 million in cash ,  working capital of $17.4 million and long term debt  net of current maturities of $25.9 million.   The maturities of the total long term debt is as follows

2009	2010	2011
$11,239,357	6,985,979	1,661,923

Off-Balance Sheet transactions

Due to the nature of our industry, we often  enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets.  Though for the most part not material in nature, some of these are:

Leases

 Our work often requires us to lease various facilities, equipment and vehicles.  These leases usually are short term in nature, one year or less though at times we may enter into longer term leases when warranted.  By leasing equipment, vehicles and facilities, we are able to reduce are capital outlay requirements for equipment vehicles and facilities that we may only need for short periods of time.   The Company currently rents two pieces of  real estate from stockholders-directors of the company under long-term lease agreements.  The one agreement calls for monthly rental payments of $5,000  and extends through January 1, 2012.  The second agreement is for the Company’s headquarter offices and is rented from a corporation in which two of the Company’s directors are shareholders.   The agreement began November 1, 2008 and runs through 2011 with options to renew past that.  It calls for a monthly rental of $7,500 per month.

Letters of Credit

Certain of our customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or  to secure  payments to subcontractors, vendors, etc. on various customer projects.   At September 30, 2008, the Company was contingently liable on an irrevocable  Letter of  Credit  for $950,542 to guarantee payments of insurance premiums to  the group captive insurance company through which the Company obtains its general liability insurance.

Performance Bonds

Some customers, particularly new ones or governmental agencies require us to post bid bonds,  performance bonds and payment bonds.   These bonds are obtained through insurance carriers and guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors.  If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the insurer make payments or provide services under the bond.  We must reimburse the insurer for any expenses or outlays it is required to make.  Depending upon the size and conditions of a particular contract, we may be required to post letters of credit or other collateral in favor of the insurer.   Posting of these letters or other collateral will reduce our borrowing capabilities.   Historically, the company has never had a payment made by an insurer under these circumstances and do not anticipate any claims in the foreseeable future.    At September 30, 2008, we had $26.1 million bonds issued by the insurer outstanding.

Concentration of Credit Risk

In the ordinary course of business the company grants credit under normal payment terms, generally without collateral, to our customers, which include natural gas and oil companies,  general contractors, and various commercial and industrial customers located within the United States.    Consequently, we are subject to potential credit risk related to business and economic factors that would affect these companies.  However, we generally have certain statutory lien rights  with respect to services provided.  Under certain circumstances such as foreclosure, we may take title to the underlying assets in lieu of cash in settlement of receivables.  The company had only two customers that exceeded ten percent of  revenues for the year ended September 30, 2008.  This was  Equitable Resources and Spectra  which accounted for 69% of revenues.

Litigation

The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business.  These actions typically seek, among other things, compensation for alleged personally injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief.  With  respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.  We do not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

Related Party Transactions

In the normal course of business, we enter into transactions from time to time with related parties.  These transactions typically would not be material in nature and would usually would relate to real estate,  vehicle or equipment rentals.

Inflation

Due to relatively low levels of inflation during the years ended September 30, 2007 and 2008, inflation did not have a significant effect on our results.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” SFAS No. 157 defines fair value, establishes methods used to measure fair value and expands disclosure requirements about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal periods, as it relates  to financial assets and liabilities that are carried at fair value.  SFAS No. 157 also requires certain tabular disclosures related to results of applying SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS No. 142, “Goodwill and Other Intangible Assets”.  On February  12, 2008, the FASB provided a one year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities  Based on the assets and liabilities on our balance sheet as of September 30, 2008, we do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.  SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items at fair value that are not currently required to be measured.  Unrealized gains and losses on items for which the fair value option has been  elected are reported in earnings.  SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  Based on the assets and liabilities on our balance sheet as of September 30, 2008, we do not expect the adoption of SFAS No. 159 to have any  impact on our consolidated financial position, results of operations or cash flows.

During December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations”.  SFAS No. 141 (R ) is effective for fiscal years beginning after December 15, 2008.  Earlier application is prohibited.  Assets and liabilities that arose from business combinations which occurred prior to the adoption of FASB No. 141 ( R) should not be adjusted upon the adoption of SFAS No. 141 (R).  SFAS No. 141 ( R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the business combination; establishes the acquisition date as the measurement date to determine the fair value of all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.  As it relates to recognizing all  (and only) the assets acquired and liabilities assumed in a business combination, costs an acquirer expects but is not obligated to incur in the future to exit an activity of an acquiree or to terminate or relocate an acquiree’s employees are not liabilities at the acquisition date but must be expensed in accordance with other applicable generally accepted accounting principles.  Additionally, during the measurement period, which should not exceed one year from the acquisiton date, any adjustments that are needed to assets acquired and liabilities assumed to reflect new information obtained about facts and circumstances that existed as of that date will be adjusted retrospectively.  The acquirer will be required to expense all acquisition- related costs in the periods such costs are incurred other than costs to issue debt or equity securities.  SFAS No. 141 ( R) will have no impact on our consolidated financial position, results of operations or cash flows at the date of adoption, but it could have a material impact on our consolidated financial position, results of operations or cash flows in the future when it is applied to acquisitions which occur in the fiscal year beginning October 1 , 2009.

In April 2008, the FASB issued staff position FSP 142-3, “Determination of the Useful Life of Intangible Assets”.  FSP142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful  life of a recognized intangible asset under SFAS NO. 142.  The intent of FSP 142-3 is to improve the consistency  between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value and to enhance existing disclosure requirements relating to intangible assets.  FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and should be applied prospectively to intangible assets acquired after the effective date.  Early adoption is prohibited.  Accordingly, we will adopt FSP 142-3 on October 1, 2009.   We do not expect FSP 142-3 to have an impact on our consolidated financial position, results of operations or cash flows at the date of adoption, but it could have a material impact on our consolidated financial position, results of operations or cash flows in future periods.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based  on our pro forma consolidated financial statements, which have been prepared in accordance with  accounting principles generally accepted in the United States.  The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period.  We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  There can be no assurance that actual results will not differ from those estimates.  Management  believes the following accounting policies affect our more significant judgments and  estimates used in the preparation of  our consolidated financial statements.

Revenue Recognition We recognize revenue when services are performed except when work is being performed under a fixed price contract.  Revenue from fixed price contracts are recognized under the percentage of completion  method, measured by the percentage of costs incurred to date to total estimated costs for each contract.  Such contracts generally provide that the customer accept completion of progress to date and compensate us for services rendered, measured typically in terms of units installed, hours expended or some other measure of progress.   Contract costs typically include all direct material, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation. Costs.  Provisions for the total estimated losses  on uncompleted contracts are made in the period in which such losses are determined.   Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and their effects are recognized in the period in which the revisions are determined.

Self Insurance The Company is insured  at one subsidiary for general liability insurance through a captive insurance company.  While the Company believes that this arrangement has been very beneficial in reducing and stabilizing insurance costs, the Company does have to maintain a letter of credit to guarantee payments of premiums.  Should the Captive experience severe losses over an extended period, it could have a detrimental affect on the Company.

Current and Non Current Accounts Receivable and Provision for Doubtful Accounts   The Company provides an allowance for doubtful accounts when collection of an account is considered doubtful.  Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates relating to, among others,  our customer’s access to capital, our customer’s willingness  or ability to pay, general economic conditions and the ongoing relationship with the customer.  While most of our Customers are large well capitalized  companies, should they experience material changes in their revenues and cash flows or incur other  difficulties and not be able to pay the amounts owed, this  could cause reduced cash flows and losses in excess of our current reserves.  At September 30, 2008, the management review deemed that the allowance for doubtful accounts was adequate to cover any anticipated losses.

Outlook

The following statements  are based on current expectations.  These statements are forward looking, and actual results may differ materially.

Recently  our customers have been experiencing high demand for their products, particularly Natural Gas.  Accordingly, we normally would expect to  see projected spending for our customers  on their transmission and distribution systems increasing dramatically over the next few years.  However, with the current uncertainty in the economy the demand for the customer’s project could wane and also their ability to fund planned projects could be reduced.    The Company’s  backlog at  September 30, 2008 was $41 million and  while adding additional business projects appears likely, no assurances can be given that the Company will be successful in  bidding on projects that become available.  Moreover, even if the Company obtains contracts, there can be no guarantee  that the projects will go forward if  the current economic instability continues.

If the increased demand experienced in fiscal  2008 continues, we believe that  the Company will continue to have opportunities to continue to improve both revenue volumes and the  margins thereon.  However, as noted above, if the current economic conditions persist, growth could be limited.

If growth continues , we will be required to make additional capital expenditures for equipment to keep up with that need.  Currently, it is anticipated that in fiscal 2009, the Company’s   needed capital expenditures will be between $2.0 and $4.0 million dollars.  However, if  the customer demands continue to grow, this number could change dramatically.  Significantly higher capital expenditure requirements could of course put a strain on the Company’s cash flows and require additional borrowings.

ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, primarily related to increases in fuel prices and adverse changes in interest rates, as discussed below.

Interest Rate.  Our exposure to market rate risk for changes in interest rates relates to our borrowings from banks.   Some of our loans have variable  interest rates.  Accordingly, as rates rise, our interest cost would rise.   We do not feel that this risk is significant,

ITEM 8.    Financial Statements and Supplementary Data

Financial Statements are included as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

    We have engaged Arnett & Foster, Certified Public Accountants, P.L.L.C. (“Arnett & Foster”) as our new independent registered public accounting firm, effective October 1, 2008.  We continued our relationship with Castaing, Hussey & Lolan LLC, CPAs (“CHL”) as its independent registered public accounting firm through the preparation and filing on August 13, 2008 of the Company’s Form 10-Q for the quarter period ended June 30, 2008.  On October 1, 2008, the Company notified CHL that it was dismissing CHL as principal accountants.

CHL’s reports on our consolidated financial statements as of and for the years ended September 30, 2007 and 2006 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.  Arnett & Foster has been engaged to audit our consolidated financial statements as of and for the year ending September 30, 2008.  The engagement of Arnett & Foster was approved by our Audit Committee.

In connection with the audits of the two fiscal years ended September 30, 2007 and the subsequent interim period, there were (1) no disagreements with CHL on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to the satisfaction of CHL, would have caused them to make reference to the subject matter of the disagreements in connection with their opinion and (2) no reportable events.

Arnett & Foster was engaged by the Company on October 1, 2008 to audit the consolidated financial statements of the Company as of and for the year ending September 30, 2008.  During the period beginning October 1, 2006 through the date of this Report, the Company did not consult with Arnett & Foster regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

ITEM 9A.   Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that Energy Services of America Corporation files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(b)  Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1) Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year.

/s/ Marshall T. Reynolds
Marshall T. Reynolds
Chairman and Chief Executive Officer

/s/ Larry A. Blount
Larry A. Blount
Chief Financial Officer

(c)  Changes in Internal Controls over Financial Reporting

With the acquisition of the two operating companies in the fourth quarter of the Company’s fiscal year, the Company has had to evaluate the controls at those companies and also the process of bringing those companies into Energy Services.  Management believes that there are no material weaknesses in the internal controls of the two operating companies  that will materialy affect Energy Services of America Corporation’s internal control over financial reporting.

ITEM 9B.   Other Information

None.

PART III

ITEM 10.   Directors, Executive Officers and Corporate Governance

Directors and Officers

Our directors and executive officers at September 30, 2008 are as follows:

Name	Age	Position
Marshall T. Reynolds	71	Chairman of the Board, Chief Executive Officer
Jack M. Reynolds	43	Director
Edsel R. Burns	57	Director and President
Neal W. Scaggs	71	Director
Joseph L. Williams	63	Director
Richard A. Adams	40	Director
Keith Molihan	66	Director
James Shafer	65	Director
Douglas Reynolds	32	Director
Eric Dosch	30	Director
Larry A. Blount	59	Chief Financial Officer and Secretary

Marshall T. Reynolds has served as our Chairman of the Board of Directors and Chief Executive Officer since our inception. Mr. Reynolds has served as Chief Executive Officer and Chairman of the Board Directors of Champion Industries, Inc., a commercial printer, business form manufacturer and supplier of office products and furniture, from 1992 to the present, and sole shareholder from 1972 to 1993; President and General Manager of The Harrah & Reynolds Corporation, from 1964 (and sole shareholder since 1972) to present; Chairman of the Board of Directors of Portec Rail Products, Inc.; Chairman of the Board of Directors of the Radisson Hotel in Huntington, West Virginia; and Chairman of the Board of Directors of McCorkle Machine and Engineering Company in Huntington, West Virginia. Mr. Reynolds also serves as a Director of the Abigail Adams National Bancorp, Inc. in Washington, D.C.; Chairman of the Board of Directors of First Guaranty Bank in Hammond, Louisiana; and Chairman of the Board of Directors of Premier Financial Bancorp, Inc. in Huntington, West Virginia. Mr. Reynolds is the father of Jack Reynolds and Douglas Reynolds.

Jack Reynolds  served as President, Chief Financial Officer and a member of our Board of Directors of from  our inception through October 1, 2008.  Mr. Reynolds has been a Vice President of Pritchard Electric Company since 1998.  Pritchard is an electrical contractor providing electrical services to both utility companies as well as private industries.  Mr. Reynolds also serves as a Director of Citizens Deposit Bank of Vanceburg, Kentucky.

Edsel R. Burns has been a Director since our inception and was appointed  President of the Company on October 1, 2008.  Mr. Burns was President and Chief Executive Officer of C. J. Hughes Construction Company, Inc. from September of 2002 to October 1, 2008.  From January 2002 to September of 2002, Mr. Burns was self-employed as an independent financial consultant to banks. From June of 2001 to December 2001, Mr. Burns was the Chief Financial Officer for Genesis Health Systems, a holding company for a collaborative group of three hospitals, two in Huntington, West Virginia and one in Point Pleasant, West Virginia.  Mr. Burns is a Certified Public accountant and is a member of the American Institute of Certified Public Accountants as well as the West Virginia and Ohio societies of CPAs.  He also is on the Board of Directors of Premier Financial Bancorp, Inc.

Neal W. Scaggs has been a Director since our inception.  Mr. Scaggs has been president of Basiden Brothers, Inc. (retail and wholesale hardware) from 1963 to the present.  Mr. Scaggs is on the Boards of Directors of Premier Financial Bancorp, Inc., Champion Industries, Inc. and Portec Rail Products, Inc.

Joseph L. Williams has been a Director since our inception.  Mr. Williams is the Chairman, President and Chief Executive Officer of Basic Supply Company, Inc., which he founded in 1977.  Mr. Williams was one of the organizers and is a Director of First Sentry Bank, Huntington, West Virginia.  Mr. Williams also serves as a Director of Abigail Adams National Bancorp, Inc., in Washington, D.C.  Mr. Williams is also Chairman, President and Chief Executive Officer of Consolidated Bank & Trust Co., in Richmond, Virginia. Mr. Williams is a Director of the West Virginia Capital Corporation and the West Virginia Governor’s Workforce Investment Council. He is a former Director of Unlimited Future, Inc. (a small business incubator) and a former Member of the National Advisory Council of the U.S. Small Business Administration.  Mr. Williams is a former Mayor and City Councilman of the City of Huntington, West Virginia.  He is a graduate of Marshall University with a degree in finance and is a member  of  its Institutional Board of Governors.

Richard A. Adams, Jr. was appointed to the Board of Directors on August 15, 2008.  Mr. Adams has been the President of United Bank, Inc., a subsidiary of United Bankshares, Inc. since 2007. Prior to his appointment as President, Mr. Adams was the Executive Vice President of United Bank, Inc.  He is also Executive Vice President of United Bankshares, Inc., a multi-state bank holding company doing business in Ohio, West Virginia, Virginia, Maryland and Washington, D.C.

Keith Molihan was appointed to the Board of Directors on August 15, 2008.  Mr. Molihan is a retired executive director of the Lawrence County Community Action Organization.  Mr. Molihan has served as Chairman of the Board of Directors of Ohio River Bank, Chairman of the Board of Directors of Farmers Bank of Eminence Kentucky and Chairman of the Board EMEGA Turbine Technology, as well as President of the Lawrence County Ohio Port Authority and President of the Southeast Ohio Emergency Medical organization.

James Shafer was elected to the Board on November 19, 2008.  Mr. Shafer is president and until its sale to Energy Services was the owner of S.T.Pipeline.

Douglas Reynolds was elected to the Board on November 19, 2008.  Mr. Reynolds is an attorney for Reynolds & Brown, PLLC.  Mr. Reynolds is the President of the Transylvania Corporation and is Chairman of C.J. Hughes Construction Company, and a director of The Harrah and Reynolds Corporation, and Portec Rail Products, Inc.  Mr. Reynolds is a graduate of Duke University and holds a law degree from West Virginia University.  Mr. Reynolds is the son  of Director Marshall T. Reynolds and brother of Jack M. Reynolds.

Eric Dosch was elected to the Board on November 19, 2008.  Mr. Dosch has served as credit department manager with First Guaranty Bank located in Hammond, Louisiana since December 2005.  Prior to that time Mr. Dosch served as credit officer with First Guaranty Bank since October 2003.  Prior to his association with First Guaranty Bank, Mr. Dosch was an analyst with Livington & Jefferson, a private asset management firm located in Cincinnati, Ohio.

Larry A. Blount was appointed as Chief Financial Officer and Secretary of the Company on October 1, 2008..  Mr. Blount graduated from West Virginia State University with a Bachelor of Science degree in Business Administration and Accounting.  He is also a Certified Public Accountant.  Mr. Blount was employed by Union Boiler Company, in various capacities, including Staff Accountant, Internal Auditor, Chief Accountant and Controller, from 1980-1996.  From 1996-2003 he was Controller and Vice-president of Accounting and Finance for Williams Group International.  He served as Divisional Accounting Manager for Alberici Constructors from 2003-2005.  From 2005-2007, Mr. Blount served as Vice President, Chief Financial Officer, Secretary and Treasurer for Nitro Electric Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers and directors and beneficial owners of greater than 10% of the outstanding shares of common stock are required to file reports with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of our common stock.  Securities and Exchange Commission rules require disclosure if an executive officer, director or 10% beneficial owner fails to file these reports on a timely basis.  Based on our review of ownership reports required to be filed for the year ended September 30, 2008, no executive officer, director or 10% beneficial owner of our shares of common stock failed to file ownership reports on a timely basis.

Code of Ethics

Energy Services of America Corp. has adopted a Code of Ethics that applies to Energy Services of America Corp.’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Code of Ethics is filed as Exhibit 14 to this Form 10-K.  A copy of the Code will be furnished without charge upon written request to the Secretary, Energy Services of America Corp.,  100 Industrial Lane, Huntington, West Virginia.

Board Committees

Our board of directors has an audit committee. Our board of directors has adopted a charter for this committee as well as a code of ethics that governs the conduct of our officers and employees.

Audit Committee

Our audit committee consisted of Messrs. Burns, Scaggs, and Williams until the completion of the acquisition  of ST Pipeline and CJ Hughes.  Following the completion of the acquisitions , the audit committee consisted of Messers Scaggs, Williams, Adams and Molihan with Mr. Scaggs acting as the chairman of the committee. The independent directors we appoint to our audit committee are independent members of our board of directors, as defined by the rules of the SEC. Each member of our audit committee is financially literate, and our board of directors has determined that Mr. Adams qualifies as an audit committee financial expert; as such term is defined by SEC rules.

The audit committee reviews the professional services and independence of our independent registered public accounting firm and our accounts, procedures and internal controls. The audit committee also recommends the firm selected to be our independent registered public accounting firm, reviews and approves the scope of the annual audit, reviews and evaluates with the independent public accounting firm our annual audit and annual consolidated financial statements, reviews with management the status of internal accounting controls, evaluates problem areas having a potential financial impact on us that are brought to the committee’s attention by management, the independent registered public accounting firm or the board of directors, and evaluates all of our public financial reporting documents.

Other Committees

Our board has determined that the independent members of our board of directors will perform the duties of the nominating committee and the compensation committee of the board of directors. As a result, the independent directors will (i) identify individuals qualified to become members of the board of directors and recommend to the board of directors the nominees for election to the board of directors, (ii) recommend director nominees for each committee to the board of directors, (iii) identify individuals to fill any vacancies on the board of directors, (iv) discharge the board of directors’ responsibilities relating to compensation of our directors and officers and (v) review and recommend to the board of directors, compensation plans, policies and benefit programs, as well as approve chief executive officer compensation.

Nomination of Directors

The Company has not undertaken any material changes with respect to the procedures for election of directors since its last disclosure of these procedures.

ITEM 11.   Executive Compensation

No executive officer or director has received any cash compensation for services rendered during the year ended September 30, 2008.

Compensation Committee Interlocks and Insider Participation

The compensation committee is comprised of our independent directors.  Under the board’s policies, Mr. Marshall Reynolds, Mr. Jack Reynolds, and any other director who is also an executive officer, will not participate in the Board of Directors’ determination of compensation for their respective offices in the future if compensation is given to executive officers.

Report of the Compensation Committee on Executive Compensation

As of the end of fiscal 2008, no compensation has been paid to any executive officer.  Consequently, the independent members of the Board of Directors have not met in their capacity as the Compensation Committee and have not formulated any policies on executive compensation.  If we offer compensation in the future to our executive officers, including our Chief Executive Officer, we will adopt standards and policies to govern compensation.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of September 30, 2008 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our officers and directors; and

●	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)		Percent of Class
Marshall T. Reynolds	4,661,864	(3)	30.20%
Jack M. Reynolds	506,924	(4)	4.17%
Edsel R. Burns	861,415	(5)	7.08%
Larry A. Blount	—		—
Neal W. Scaggs	431,415	(6)	3.55%
Joseph L. Williams	184,424	(7)	1.52%
Richard M. Adams	—		—
Keith Molihan	—		—
Douglas Reynolds	1,284,815		10.56%
Eric Dosch	---		---%
James Shafer	9,800		.08%
All directors and officers as a group (11 individuals
	7,930,857	(8)	50.44%

(1)	The business address of each person is 100 Industrial Lane, Huntington, West Virginia 25702.
(2)
In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table of any shares of common stock if he has sole or shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the date as of which beneficial ownership is being determined. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares. Includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.

(3)	Includes 3,342,303 shares underlying warrants .
(4)	Includes 76,924 shares underlying warrants .
(5)	Includes 76,924 shares underlying warrants .
(6)	Includes 76,924 shares underlying warrants .
(7)	Includes 76,924 shares underlying warrants .
(8)	Includes shares underlying warrants .

ITEM 13.   Certain Relationships and Related Transactions, and Director Independence

Transactions with Certain Related Persons

The Company Leases it’s headquarter Offices from a corporation in which two directors, Douglas Reynolds and Jack Reynolds are significant shareholders.  One of the Company’s  subsidiaries, ST Pipeline, leases it’s offices from Director James Shafer.  Management feels that the rentals are comparable to similar rates for similar space in independent transactions.   From time to time, the Company may purchase office supplies or furniture from Chapman Printing, Co. which is owned in part by Marshall Reynolds.

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

Board Independence

The Board of Directors consists of a majority of “independent directors” within the meaning of the American Stock Exchange corporate governance listing standards.  The Board of Directors has determined that Messrs. Adams, Dosch,  Molihan,  Scaggs and Williams are “independent directors” within the meaning of such standards.

The Board of Directors has adopted a policy that the independent directors of the Board of Directors shall meet in executive sessions periodically, which meetings may be held in conjunction with regularly scheduled board meetings.  Three executive sessions were held during the fiscal year ended September 30, 2007 and three were held during the fiscal year ended September 30, 2008..

ITEM 14.   Principal Accountant Fees and Services

Castaing Hussey & Lolan, LLC

Audit Fees

During the fiscal year ended September 30, 2007, we paid Castaing, Hussey & Lolan, LLC. (Castaing) $13,965 for the services they have performed in connection with the audit of our financial statements included in this Annual Report on Form 10-K and the review of the quarterly financial statements contained in  Form 10Q for the year ended September 30, 2007.  During the year ended September 30, 2008, we paid Castaing $17,025 for services provided in conjunction with filing of the Company’s Forms 10-Q and the definitive proxy statement for the approval of the acquisition proposals.

Audit-Related Fees

During fiscal 2007  Castaing  did not render any audit assurance and related services reasonably related to the performance of the audit or review of financial statements.  During Fiscal 2008 Castaing was paid $4,860 for acquisition related accounting services.

Tax Fees

During the fiscal years ended September 30, 2007 and 2008, we paid Castaing $2,170 and $1,555, respectively  for tax compliance services.

All Other Fees

During fiscal 2008 and 2007, there were no fees billed for products and services provided by Castaing  other than those set forth above.

Arnett and Foster, P.L.L.C.

Audit Fees
During the fiscal year ended September 30, 2008, we  paid no fees to Arnett & Foster relating to the Audits of the Company for the year ended September 30, 2008.   We have paid $5,000 in fees since September 30, 2008 relating to the 2008 Audit.

Audit- Related Fees

During fiscal 2008, Arnett and Foster did not render any audit assurance and related services reasonably related to the performance of the audit or review of financial statements

Tax Fees

During  fiscal 2008 Arnett and Foster provided no tax services to the Company.

All Other Fees

During fiscal 2008 there were no other fees billed by Arnett and Foster for products and services provided by our independent registered public accounting firm other than those set forth above.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to particular service or category of services and is generally subject to a specific budget.  The Audit Committee has delegated pre-approval authority to its Chairman when expedition of services is necessary.  The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.  All of the fees paid in the audit-related, tax and all other categories were approved per the pre-approval policies.

Changes in Independent Registered Public Accountants

We have engaged Arnett & Foster, Certified Public Accountants, P.L.L.C. (“Arnett & Foster”) as our new independent registered public accounting firm, effective October 1, 2008.  We continued our relationship with Castaing, Hussey & Lolan LLC, CPAs (“CHL”) as its independent registered public accounting firm through the preparation and filing on August 13, 2008 of the Company’s Form 10-Q for the quarter period ended June 30, 2008.  On October 1, 2008, the Company notified CHL that it was dismissing CHL as principal accountants.

CHL’s reports on our consolidated financial statements as of and for the years ended September 30, 2007 and 2006 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.  Arnett & Foster has been engaged to audit our consolidated financial statements as of and for the year ending September 30, 2008.  The engagement of Arnett & Foster was approved by our Audit Committee.

In connection with the audits of the two fiscal years ended September 30, 2007 and the subsequent interim period, there were (1) no disagreements with CHL on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to the satisfaction of CHL, would have caused them to make reference to the subject matter of the disagreements in connection with their opinion and (2) no reportable events.

Arnett & Foster was engaged by the Company on October 1, 2008 to audit the consolidated financial statements of the Company as of and for the year ending September 30, 2008.  During the period beginning October 1, 2006 through the date of this Report, the Company did not consult with Arnett & Foster regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

ITEM 15.   Exhibits and Financial Statement Schedules

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(a)(1)	Financial Statements

Energy Services of America Corporation
●	Report of Independent Registered Public Accounting Firm	F-1
●	Report of Castaing, Hussey & Lolan, LLC Independent Registered Public Accounting Firm	F-2
●	Balance Sheets, September 30, 2007 and September 30, 2008	F-3
●	Statements of Income, Period Ended September 30, 2007 and September 30, 2008	F-4
●	Statements of Shareholders’ Equity, Period Ended September 30, 2007 and September 30, 2008	F-5
●	Statements of Cash flows, Period Ended September 30, 2007 and September 30, 2008	F-6
●	Notes to Financial Statements.	F-7

C.J. Construction Company, Inc.

●	Report of Independent Public Accounting Firm	G-1
●	Balance Sheet, August 15, 2008 and December 31, 2007	G-2
●	Statement of Income, Period Ended August 15, 2008 and December 31 , 2007	G-3
●	Statement of Shareholders’ Equity, Period Ended August 15, 2008 and December 31, 2007	G-4
●	Statement of Cash Flows, Period Ended August 15, 2008 and December 31, 2007	G-5
●	Notes to Financial Statements.	G-6

S.T. Pipeline, Inc.

●	Report of Independent Public Accounting Firm	H-1
●	Balance Sheets, August 15, 2008 and December 31, 2007	H-2
●	Statementsof Income and Retained Earnings , Period Ended August 15, 2008 and December 31, 2007	H-3
●	Statements of Cash Flows, Period Ended August 15, 2008 and December 31, 2007	H-4
●	Notes to Financial Statements.	H-5

(a)(2)	Financial Statement Schedules

No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3)	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation.*
3.2	Bylaws.*
3.3	Certificate of Amendment to the Registrant’s Certificate of Incorporation.*
4.1	Specimen Unit Certificate.*
4.2	Specimen Common Stock Certificate.*
4.3	Specimen Warrant Certificate.*
4.4	Form of Unit Purchase Option.*
4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
10.1	Letter Agreements among the Registrant, Ferris, Baker Watts, Incorporated, and Officers and Directors.*
10.2	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
10.3	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.*
10.4	Form of Letter Agreement between Chapman Printing Co. and the Registrant regarding administrative support.*
10.5	Advance Agreement between the Registrant and Marshall T. Reynolds, dated March 31, 2006.*
10.6	Form of Amended Registration Rights Agreement among the Registrant and the Initial Stockholders.*
10.7	Warrant Placement Agreement between Marshall T. Reynolds, Edsel Burns, Douglas Reynolds, Jack Reynolds, Neal Scaggs, Joseph Williams and Ferris, Baker Watts, Incorporated.*
14	Code of Ethics*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
______________________________
*
Incorporated by reference to the Registration Statement on Form S-1 of Energy Services of America Corp. (file no. 333-133111), originally filed with the Securities and Exchange Commission on April 7, 2006, as amended.

	(b)	The exhibits listed under (a)(3) above are filed herewith.

	(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY SERVICES OF AMERICA CORPORATION

Date: December 26, 2008	By:	/s/ Marshall T. Reynolds
Marshall T. Reynolds
Chairman and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name		Position	Date

By:	/s/ Marshall T. Reynolds	Chairman of the Board,	December 26, 2008
	Marshall T. Reynolds	Chief Executive Officer

By:	/s/ Jack M. Reynolds	Director	December 26, 2008
Jack M. Reynolds

By:	/s/ Edsel R. Burns	President and Director	December 26, 2008
	Edsel R. Burns	(Principal Executive Officer)

By:	/s/ Larry A. Blount	Secretary/Treasurer, Chief	December 26, 2008
	Larry A. Blount	Financial Officer

By:	/s/ Neal W. Scaggs	Director	December 26, 2008
Neal W. Scaggs

By:	/s/ Joseph L. Williams	Director	December 26, 2008
Joseph L. Williams

By:		Director	December 26, 2008
Richard M. Adams, Jr.

By:	/s/ Keith Molihan	Director	December 26, 2008
Keith Molihan

By:	/s/ Douglas Reynolds	Director	December 26, 2008
Douglas Reynolds

By:	/s/ Eric Dosch	Director	December 26, 2008
Eric Dosch

By:	/s/ James Shafer	Director	December 26, 2008
James Shafer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Energy Services of America Corporation
Huntington, West Virginia

We have audited the accompanying consolidated balance sheet of Energy Services of America Corporation and subsidiaries as of September 30, 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for the year ended September 30, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Services of America Corporation and subsidiaries as of September 30, 2008, and the results of their operations and their cash flows for the year ended September 30, 2008, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of Energy Services of America Corporation's internal control over financial reporting as of September 30, 2008, included in the accompanying Management’s Report on Internal Control over Financial Reporting, and, accordingly, we do not express an opinion thereon.

/s/ Arnett & Foster, P.L.L.C.
Charleston, West Virginia

December 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Energy Services of America Corporation
Huntington, West Virginia

We have audited the accompanying balance sheet of Energy Services of America Corporation (formerly Energy Services Acquisition Corp.) (the “Company”) as of September 30, 2007 and the related statements of income, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Energy Services of America Corporation as of September 30, 2007 and the results of its operations and its cash flows for the year then ended in conformity with United States generally accepted accounting principles.

/s/ Castaing, Hussey & Lolan, LLC
December 19, 2007

Energy Services of America Corp.
Consolidated Balance Sheets

	September 30,	September 30,
Assets	2008	2007
Current Assets
Cash
Cash and cash equivalents	$13,811,661	$756,782
Cash and cash equivalents in trust	-	49,711,430
Cash held in trust from Underwriter	-	1,032,000
Accounts Receivable-Trade	38,578,810	-
Allowance for Doubtful Accounts	(363,819)	-
Retainages Receivable	6,303,690	-
Other Receivables	182,598	-
Costs and estimated earnings in excess of billings
on uncompleted contracts	5,272,669	-
Prepaid expenses and other	1,121,101	26,447
Total Current Assets	64,906,710	51,526,659

Property and Equipment, at Cost	33,851,552	-
less Accumulated Depreciation	(548,089)	-
	33,303,463	-

Goodwill	35,489,643	-

Total Assets	$133,699,816	$51,526,659

Liabilities and Stockholders' Equity
Current Liabilities
Current maturities of long-term debt	$15,040,033	$-
Lines of credit and short term Financing	9,796,208	-
Accounts Payable	11,336,680	-
Accrued Expenses and other Current Liabilities	9,364,341	167,564
Loans from Stockholders		150,000
Due to Underwriter		1,032,000
Billings in excess of costs and estimated earnings on
uncompleted contracts	509,227	-
Federal Income Tax Payable	1,238,414	-
State Income Tax Payable	223,047	-
Total Current Liabilities	47,507,950	1,349,564

Long-term debt, less current maturities	18,272,186	-
Long-term debt, payable to shareholder	6,000,000
Deferred Income Taxes Payable	1,662,463	-

Total Liabilities	73,442,599	1,349,564

Common Stock subject to possible redemption
1,719,140 shares at redemption value	-	10,143,000

Stockholders' equity
Preferred stock, $.0001 par value	-	-
Authorized 1,000,000 sharers, none issued
Common Stock, $.0001 par value
Authorized 50,000,000 shares
Issued and outstanding 10,750,000 shares, inclusive of
1,719,140 shares subject to possible redemption for 2007
and 12,092,307 issued and outstanding for 2008	1,209	903
Additional Paid in Capital	55,976,368	38,564,710
Retained Earnings	4,279,640	1,468,482
Total Stockholders' Equity	60,257,217	40,034,095

Total liabilities and stockholders' equity	$133,699,816	$51,526,659

The accompanying notes are an integral part of these financial statements.

Energy Services of America Corp.
Consolidated Income Statements

	Year Ended	Year Ended
	September 30,	September 30,
	2008	2007
Revenue	$28,517,688	$-

Cost of Revenues	23,830,404	-

Gross Profit	4,687,284	-

Selling, general and administrative expenses	1,350,246	385,773

Income from operations	3,337,038	(385,773)

Other income (expense)
Interest income	1,585,074	2,612,835
Other nonoperating income (expense)	111,352	-
Interest expense	(220,274)	-
Gain (Loss) on sale of equipment	(51)	-
	1,476,101	2,612,835

Income before income taxes	4,813,139	2,227,062

Income tax expense	2,001,981	846,000

Net Income	$2,811,158	$1,381,062

Earnings per share basic	$0.26	$0.13

Earnings per share diluted	$0.21	$0.11

The accompanying notes are an integral part of these financial statements.

Energy Services of America Corp.
Consolidated Statements of Changes in Stockholders' Equity
For the years Ended September 30, 2008 and 2007

					Total
	Common Stock		Additional Paid	Retained	Stockholders'
	Shares	Amount	in Capital	Earnings	Equity

Balance at September 30, 2006	9,030,860	$903	$38,734,491	$87,420	$38,822,814

Additional offering costs	-	-	(14,981)	-	(14,981)

Accretion relating to common stock subject to
possible redemption	-	-	(154,800)	-	(154,800)

Net income	-	-	-	1,381,062	1,381,062

Balance at September 30, 2007	9,030,860	903	38,564,710	1,468,482	40,034,095

Issuance of Common Stock in CJ Hughes acquisition	2,964,763	296	16,999,655	-	16,999,951

Accretion related to common stock subject to
possible redemption	-	-	(138,642)	-	(138,642)

96,684 shares reclassed from "Subject to Redemption"
1,622,456 of a possible 1,719,140 redeemed	96,684	10	550,645		550,655

Net Income	-	-	-	2,811,158	2,811,158

Balance at September 30, 2008	12,092,307	$1,209	$55,976,368	$4,279,640	$60,257,217

The accompanying notes are an integral part of these financial statements.

Energy Services of America Corp.
Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	September 30, 2008	September 30, 2007
Operating activities
Net income	$2,811,158	$1,381,062
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	548,089	-
(Gain)Loss on sale/disposal of equipment	51	-
Provision for deferred taxes	25,520
Accrued Income and Accretion on Investments in Trust		(562,257)
Decrease in contracts receivable	252,748	-
Increase in retainage receivable	(3,099,778)	-
Increase in Other Receivables	(79,105)	-
Increase in cost and estimated earnings	(1,029,139)	-
Increase in prepaid expenses	(516,397)	(26,447)
Increase in accounts payable	1,716,035	-
Increase in accrued expenses	489,363	80,039
Decrease in billings in excess of cost	(613,161)	-
Increase in Income Taxes Payable	1,338,836	-
Net cash used in operating activities	1,844,220	872,397

Investing activities
Purchase of Investments held in Trust Fund	(21,000,000)	(41,071,000)
Proceeds from maturites of Investments held in Trust	71,743,430	41,071,000
Investment in property & equipment	(182,440)	-
Cash paid in excess of cash received in acquisition	(28,901,591)	-
Net cash used by investing activities	21,659,399	-

Financing Activities
Payment of deferred fee to underwriter	(1,032,000)	-
Payment of Loan from Stockholder	(150,000)	-
Payment of Offering Costs	-	(192,996)
Net borrowings (proceeds) on LOC and Short term Debt	1,343,512	-
Principal payments on Debt	(879,265)	-
Cash paid for redemption of shares	(9,730,987)	-
Net cash provided by financing activities	(10,448,740)	(192,996)

Increase in cash and cash equivalents	13,054,879	679,401
Cash beginning of year	756,782	77,381
Cash End of Year	$13,811,661	$756,782

Interest paid	$220,274	$-
Income Taxes Paid	$671,500	$764,375

Supplemental disclosure of non-cash financing activity:
Purchases of property & equipment under financing agreements	$438,938	$-
Common Stock issue for Acquisitions	$16,999,951	$-
Note Payable issue for Acquisitions	$3,000,000	$-

The accompanying notes are an integral part of these financial statements.

ENERGY SERVICES OF AMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS AND ORGANIZATION:

Energy Services of America Corporation, formerly known as Energy Services Acquisition Corp., (the Company) was incorporated in Delaware on March 31, 2006 as a blank check company whose objective was to acquire an operating business or businesses.  On September 6, 2006 the Company sold 8,600,000 units in the public offering at a price of $6.00 per unit.  Each unit consisted of one share of the Company’s common stock and two common stock purchase warrants for the purchase of a share of common stock at $5.00.  The warrants could not be exercised until the later of the completion of the business acquisition or one year from issue date.   The Company operated as a blank check company until August 15, 2008.  On that date the Company acquired S.T. Pipeline, Inc. and C.J. Hughes Construction Company, Inc. with proceeds from the Company’s Initial Public Offering.  S. T. Pipeline and C. J Hughes will be operated as wholly owned subsidiaries of the Company.

S.T. Pipeline, Inc. (S.T) was incorporated in May 1990 under the laws of the State of West Virginia.  S.T. engages in the construction of natural gas pipelines for utility companies in various states, mostly in the mid-Atlantic area of the country.  S.T.’s contracts are primarily fixed price contract with some cost-plus service work performed as requested.  All of the Company’s production personnel are union members of the various related construction trade unions and are subject to collective bargaining agreements that expire at varying time intervals.

C.J. Hughes Construction Company, Inc. (C.J. Hughes) is a general contractor primarily engaged in pipeline construction for utility companies.  C.J. Hughes operates primarily in the mid-Atlantic region of the country.    Nitro Electric Company, Inc., a wholly owned subsidiary of C. J. Hughes, is involved in electrical contracting providing its services to the power and refining industry.  Nitro Electric operates primarily in the mid-Atlantic region of the country.  Contractors Rental Corporation, Inc. a wholly owned subsidiary of C.J. Hughes is involved in main line pipeline installation and repairs in the mid-Atlantic region of the country as well.  All of the C.J. Hughes, Nitro Electric, and Contractors Rental production personnel are union members of various related construction trade unions and are subject to collective bargaining agreements that expire at varying time intervals.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements of Energy Services include the accounts of Energy Services and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Unless the context requires otherwise, references to Energy Services include Energy Services and its consolidated subsidiaries.

Reclassifications

Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and loss during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Energy Services considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Financial Instruments

 Financial instruments include cash and cash equivalents, contracts receivable, retainage receivable, accounts payable and long-term debt.  At September 30, 2007 the financial assets of the Company consisted of the investments held in Trust.  The carrying value of such amounts reported at the applicable balance sheet dates approximates fair value.

Investments Held in Trust

The Company had no restricted investments at September 30, 2008.  The Company’s restricted investments held in the Trust Fund at September 30, 2007 were comprised of an institutional money fund and a United States Treasury Bill with a maturity of November 01, 2007 in the amounts of $40,242,191 and $10,501,239, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

 The Company provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful, and receivables are written off against the allowance when deemed uncollectible.  Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s access to capital, the customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer.   Retainage billed but not paid pursuant to contract provisions will be due upon completion of the contracts.  Based on the Company’s’ past experience management considers all amounts classified as retainage receivable to be collectible.  All retainage receivable amounts are expected to be collected within the next fiscal year.

Property and Equipment

Property and equipment are recorded at cost.  Costs which extend the useful lives or increase the productivity of the assets are capitalized, while normal repairs and maintenance that does not extend the useful life or increase productivity of the asset are expensed as incurred.   Plant and equipment are depreciated principally on the straight- line method over the estimated useful lives of the assets:

buildings 39 years; operating equipment and vehicles 5-7 years; and office equipment, furniture and fixtures 5-7 years.

Goodwill and other intangibles

Goodwill will be assessed annually for impairment.  In the event that the estimated undiscounted future cash flows associated with goodwill are less than the carrying value, an impairment loss would be recognized.  For the year ended September 30, 2008, no impairment loss has been recognized.

Impairment of Long-Lived Assets

A long-lived asset shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value is required.

Revenue Recognition

Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract.  These contracts provide for a fixed amount of revenues for the entire project.  Such contracts provide that the customer accept completion of progress to date and compensate us the services rendered, measured in terms of units installed, hours expended or some other measure of progress.  Contract costs include all direct material, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, tools and expendables.  The cost estimates are based on the professional knowledge and experience of the Company’s engineers, project managers and financial professionals. Changes in job performance, job conditions, and others all affect the total estimated costs at completion.  The effects of these changes are recognized in the period in which they occur.   Provisions for the total estimated losses on uncompleted contracts are made in the period in which such losses are determined.  The current asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed for fixed price contracts.  The current liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized for fixed price contracts.

Revenue on all costs plus and time and material contracts are recognized as billed.

Advertising

All advertising costs are expensed as incurred.  Total advertising expense was $2,200 and $-0- for the years ended September 30, 2008 and 2007, respectively.

Income Taxes

The Company and all subsidiaries file a consolidated income tax return on a fiscal year basis.  The Company began filing tax returns for the year ended September 30, 2006 and therefore all prior Company tax retuns are still subject to audit.  Both C J Hughes and S T Pipeline filed as S Corporations prior to their acquisition by the Company, therefore any audits of those companies tax returns would result in an adjustment to the pass-through income to the shareholders at the time, and would not create any liability to the Company.

The Company follows the liability method of accounting for income taxes in accordance with SFAS   No. 109,  “Accounting for Income Taxes.”  Under this method, deferred tax assets and liabilities are recorded for future tax consequences of temporary differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the underlying assets or liabilities are recovered or settled.  FIN No. 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or to be taken on a tax return.

Earnings Per Common Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the year, and diluted earnings per share is computed using the weighted average number of common shares outstanding during the year adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be antidilutive.  Potential common shares that may be issued by the Company relate to the warrants issued to the initial shareholders and as part of the units in the Company’s initial public offering.

Collective Bargaining Agreements

Certain Energy Services subsidiaries are party to collective bargaining agreements with unions representing certain of their employees.  The agreements require such subsidiaries to pay specified wages and provide certain benefits to the union employees.  These agreements expire at various times and have typically been renegotiated and renewed on terms that are similar to the ones contained in the expiring agreements.

Under certain collective bargaining agreements, the applicable Energy Services subsidiary is required to make contributions to multi-employer pension plans.  If the subsidiary were to cease participation in one or more of these plans, a liability could potentially be assessed related to any underfunding of these plans.  The amount of such assessment, were one to be made, cannot be reasonably estimated.

Litigation Costs

The Company reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.  Litigation costs are expensed as incurred.

Segments

The Company has determined that its operations are conducted in only one business segment, which is the providing of contracting services to energy related companies.

New Accounting Pronouncements

 In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes methods used to measure fair value and expands disclosure requirements about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal periods, as it relates to financial assets and liabilities that are carried at fair value.  SFAS No. 157 also requires certain tabular disclosures related to results of applying SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS No. 142, “Goodwill and Other Intangible Assets”.  On November 14, 2007, the FASB provided a one year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities.  Based on the assets and liabilities on our balance sheet as of September 30, 2008, we do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.  SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items at fair value that are not currently required to be measured.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  Based on the assets and liabilities on our balance sheet as of September 30, 2008, we do not expect the adoption of SFAS No. 159 to have any impact on our consolidated financial position, results of operations or cash flows.

During December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations”.  SFAS No. 141 (R ) is effective for fiscal years beginning after December 15, 2008.  Earlier application is prohibited.  Assets and liabilities that arose from business combinations which occurred prior to the adoption of FASB No. 141 ( R) should not be adjusted upon the adoption of SFAS No. 141 (R).  SFAS No. 141 ( R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the business combination; establishes the acquisition date as the measurement date to determine the fair value of all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.

  As it relates to recognizing all (and only) the assets acquired and liabilities assumed in a business combination, costs an acquirer expects but is not obligated to incur in the future to exit an activity of an acquiree or to terminate or relocate an acquiree’s employees are not liabilities at the acquisition date but must be expensed in accordance with other applicable generally accepted accounting principles.  Additionally, during the measurement period, which should not exceed one year from the acquisition date, any adjustments that are needed to assets acquired and liabilities assumed to reflect new information obtained about facts and circumstances that existed as of that date will be adjusted retrospectively.  The acquirer will be required to expense all acquisition- related costs in the periods such costs are incurred other than costs to issue debt or equity securities.  SFAS No. 141 ( R) will have no impact on our consolidated financial position, results of operations or cash flows at the date of adoption, but it could have a material impact on our consolidated financial position, results of operations or cash flows in the future when it is applied to acquisitions which occur in the fiscal year beginning October 1, 2009.

In April 2008, the FASB issued staff position FSP 142-3, “Determination of the Useful Life of Intangible Assets”.  FSP142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS NO. 142.  The intent of FSP 142-3 is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value and to enhance existing disclosure requirements relating to intangible assets.  FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and should be applied prospectively to intangible assets acquired after the effective date.  Early adoption is prohibited.  Accordingly, we will adopt FSP 142-3 on October 1, 2009.   We do not expect FSP 142-3 to have an impact on our consolidated financial position, results of operations or cash flows at the date of adoption, but it could have a material impact on our consolidated financial position, results of operations or cash flows in future periods.

3.  ACQUISITIONS

S.T. PIPELINE Inc.

On January 22, 2008 S.T. Pipeline entered into a merger agreement with the Company.  The agreement called for the stockholders of S.T. Pipeline to receive total consideration of $19 million, reduced by the book value of certain assets to be distributed to the stockholders of the Company.  All except $3 million was paid to the stockholders at closing.  The remaining $3 million consists of deferred payments to the stockholders over three years with an interest at a simple rate of 7.5% per annum.

The transactions closing was conditioned upon the receipt of Energy Services shareholders approval and holders of less than 20% of the shares of Energy Services common stock voting against the transaction and electing to convert their Energy Services common stock into cash from the trust fund established in connection with Energy Services initial public offering, among other conditions.   At the August 15, 2008 shareholders meeting the shareholders of Energy Services approved the purchase and the agreement was closed

The purchase price paid by Energy Services for S.T. Pipeline consisted of cash of $16,216,000 and a note payable of $3,000,000.

The acquisition was accounted for as a purchase with the purchase price, including acquisition costs of $322,738, allocated as follows:

Current Assets	$23,713,942
Non-Current Assets	103,493
Property and Equipment	11,580,000
Goodwill	4,177,363
Total Assets acquired	39,574,798
Current Liabilities	17,554,830
Long-Term liabilities	2,481,230
Total liabilities assumed	20,036,060
Total Purchase Price	$19,538,738

Goodwill represents the excess of the purchase price over the fair value of the acquired net assets.  Energy Services anticipates to continue to realize meaningful operational and cost synergies, such as enhancing the combined service offerings, expanding the geographic reach and resource base of the combined company, improving the utilization of personnel and fixed assets.   Energy Services believes these opportunities contribute to the recognition of the substantial goodwill.

C.J. HUGHES CONSTRUCTION COMPANY, INC.

On February 13, 2008 the Company entered into a letter of intent to acquire C.J. Hughes Construction Company, Inc.  C.J. Hughes is underground utility service company located in Huntington, West Virginia. On February 21, 2008 the company entered into a merger agreement with C.J. Hughes Construction.  The agreement called for a total purchase price of approximately $34.0 million which would be paid as follows: each share of C.J. Hughes Class A voting stock and Class B non-voting stock would be converted into the right to receive $36,896 in cash and 6,434.70 shares of Energy Services common stock.  The stock and cash portions of the transaction each total approximately $17.0 million.

At the August 15, 2008 shareholders meeting the shareholders of Energy Services approved the merger and the agreement was closed on that date.

The acquisition was accounted for as a purchase with the purchase price, including acquisition costs of $322,577, allocated as follows:

Current Assets	$27,738,924
Property and Equipment	21,566,588
Goodwill	31,312,280
Total Assets acquired	80,617,792
Current Liabilities	26,311.989
Long-Term liabilities	18,346,628
Deferred Tax Liability	1,636,943
Total liabilities assumed	46,295,560
Total Purchase Price	$34,322,232

Goodwill represents the excess of the purchase price over the fair value of the acquired net assets.  Energy Services anticipates to continue to realize meaningful operational and cost synergies, such as enhancing the combined service offerings, expanding the geographic reach and resource base of the combined company, improving the utilization of personnel and fixed assets.   Energy Services believes these opportunities contribute to the recognition of the substantial goodwill.

The results of operations of the acquired companies subsequent to the acquisition dates are included in the Company’s consolidated statements of income.  The following unaudited pro forma information for the years ended September 30, 2008 and 2007 reflects the Company’s estimated consolidated results of operations as if the acquisitions occurred at the beginning of each year.

	Years Ended September 30,
	2008	2007

Contract Revenues	$208,240,000	$133,091,000
Net Income	$15,002,000	$7,120,000
Earnings per share basic	$1.24	$.59
Earnings per share diluted	$1.03	$.51

4.   GOODWILL AND INTANGIBLE ASSETS

A summary of changes in the Company’s goodwill is as follows:

	Years Ended September 30,
	2008	2007

Balance at beginning of year	$-	$-
Impairment	-	-
Acquisition of ST Pipeline	4,177,363	-
Acquisition of CJ Hughes Construction	31,312,280	-
Balance at end of year	$35,489,643	$-

5.   ACCOUNTS RECEIVABLE:

Activity in the Company’s allowance for doubtful accounts consists of the following:

	Year Ended September 30
	2008	2007

Balance at beginning of year	$-	$-
Charged to expense	-	-
Deductions for uncollectible receivables written off, net of recoveries	(286)	-
Current year additions from acquisitions	364,105	-
Balance at end of year	$363,819	$-

6.  UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts as of September 15, 2008 and 2007 are summarized as follows:

	Year Ended September 30
	2008	2007

Costs incurred on contracts in progress	$57,723,456	$-
Estimated earnings, net of estimated losses	6,562,540	-
	64,285,996	-
Less Billings to date	59,522,554	-
	$4,763,442	$-

Costs and estimated earnings in excess of billings on uncompleted contracts	$5,272,669	$-
Less Billings in excess of costs and estimated earnings on uncompleted	509,227	-
Contracts	$4,763,442	$-

7.  PROPERTY AND EQUIPMENT

	Year Ended September 30
	2008	2007
Property and Equipment consists of the following:

Land	$702,000	$-
Buildings and leasehold improvements	253,944	-
Operating equipment and vehicles	32,859,797	-
Office equipment, furniture and fixtures	35,811	-
	33,851,552	-
Less Accumulated Depreciation and Amortization	548,089	-
Property and equipment net	$33,303,463	$-

8.  SHORT-TERM DEBT

Short-term debt consists of the following:

Lines of credit of $10.8 million have been established with local banks.  Interest rates range from prime plus ½% to prime plus l% percent.  $3.5 Million of  the Line of Credit is guaranteed by a major shareholder of Energy Services of America.   The Company has $1.1 million available on the line at September 30, 2008.

9.  LONG-TERM DEBT

A summary of long-term debt as of September 30, 2008

	September 30,	September 30,
	2008	2007
Note payable to a Bank, payable in monthly installments of
$9,217, including interest at 8%, maturity date of June 10, 2010,
secured by equipment acquired with the proceeds of this note.	$179,769	$-

Note payable to a finance company, payable in monthly
installments of $2,180, including interest at 8.375%,
maturity date of September 14, 2009, secured by equipment
acquired with this note.	25,052	-

Notes payable to various finance companies, payable in monthly installments totaling $9,672, including interest at rates ranging between 0% and 8%, with varying maturity dates from March,
2008, through December, 2008, secured by vehicles and
equipment acquired with the notes.	1,343,586	-

Notes payable to banks and credit unions, payable in monthly installments totaling $11,925, including interest at rates ranging between 4.5% and 8.0%, maturity dates varying between June, 2008,
through March, 2009, secured by vehicles acquired with the notes.	2,171,384	-

Notes payable to former shareholders and current officer of acquired company, payable at 0% interest as accounts receivables
outstanding at the date of purchase are collected	10,934,813	-

Note payable to bank, due in monthly installments of $5,000, including interest at 6.75%, final payment due September 2012,
secured by real estate, vehicles, and equipment	398,016	-

Notes payable to finance companies, due in monthly installments totaling $132,444, including interest ranging from 1.0% to 7.92%,
through December 2012, secured by equipment	10,799,191	-

Notes payable to banks, due in monthly installments totaling
$108,497, including interest at prime plus 0.5% to 8.75%, final payments due April 2010 through July 2011, secured by
equipment, receivables, and intangibles	4,432,008	-

Notes payable to individuals, due in annual installments of
$1 million with interest at 7.5%	3,028,400	-

Note payable to shareholder, interest rate at prime, note
matures in August of 2010	6,000,000	-

	39,312,219	-
Less Current Maturities	15,040,033	-
Total Long term Debt	$24,272,186	$-

Maturities of long‐term debt for the next five years are as follows:

	2009	$15,040,033
	2010	17,239,357
	2011	3,985,979
	2012	1,661,923
	2013	648,991
Thereafter		735,936
		$39,312,219

10.  INCOME TAXES

The components of income taxes are as follows:

		Years Ended September 30,

		2008	2007

Federal	Current	$1,654,414	$695,000
	Deferred	25,520	0
	Total	1,679,934	695,000

State	Current	322,047	151,000

Total income tax expense		$2,001,981	$846,000

The provision for income taxes differs from the amount computed by applying the federal statutory rate of 34 percent on income from operations as indicated in the following analysis:

	Year Ended September 30,
	2008	2007
Statutory rate	34.0%	34.0%
Effect of state income taxes	7.6	4.0
Effective tax rate	41.6%	38.0%

Deferred income taxes are provided for significant difference between the basis of assets and liabilities for financial reporting and income tax reporting.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The income tax effects of temporary differences giving rise to the deferred tax liabilities are as follows:

	September 30,

	2008	2007
Deferred Tax Liabilities
Property, Plant and Equipment	$1,662,463	$-0-

Total deferred tax liability	$1,662,463	$-0-

On October 1, 2007 The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  The Company does not believe that it has any unrecognized tax benefits included in its consolidated financial statements.  The Company has not had any settlements in the current period with taxing authorities, nor has it recognized tax benefits as a result of a lapse of the applicable statute of limitations.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if applicable, in general and administrative expenses.  During the years ended September 30, 2008 and 2007 the Company did not did not recognize any interest or penalties in its consolidated financial statements, nor has it recorded an accrued liability for interest or penalty payments.

11.  EARNINGS PER SHARE

The amounts used to compute the basic and diluted earnings per share for the years ended 2007, and 2008 is illustrated below:

	Year Ended September 30,
	2008	2007

Net Income from continuing operations available
to common shareholders	$2,811,158	$1,381,062

Weighted average shares outstanding basic	10,917,788	10,750,000

Effect of dilutive warrants	2,451,172	1,938,930
Weighted average shares outstanding diluted	13,368,960	12,688,930

Net Income per share- basic	$.26	$.13
Net Income per share- diluted	$.21	$.11

12. WARRANTS AND UNIT PURCHASE OPTION

On September 6, 2006, the Company sold 8,600,000 units ("Units") in the Public Offering at a price of $6.00 per Unit. Each Unit consists of one share of the Company's common stock,  $.0001 par value, and two Redeemable Common Stock Purchase Warrants  ("Warrants").  Each Warrant  entitles the holder to purchase from the  Company one share of common  stock at an  exercise  price of $5.00 per share  commencing on the later of the  consummation by the Company of a Business Acquisition,  or one  year  after  the  Effective  Date and terminating  on the fifth  anniversary of the date of the Public  Offering.  The Company may redeem the Warrants for a redemption price of $0.01 per Warrant at any time if notice of not less than 30 days is given and the last sale price of the Common Stock has been at least $8.50 on 20 of the 30 trading days ending on the third day prior to the day on which notice is given.  A total of 17,200,000 warrants were issued in the IPO and all are still outstanding and unexercised.

Preceding the public offering the initial shareholders of the Company purchased an aggregate of 3,076,923 warrants at $.65 per warrant from the Company in a private placement offering.  The warrants sold in the Private Placement were identical to the warrants sold in the public offering, except that the private placement warrants are not registered at this time.  The 3,076,923 warrants are all still outstanding and unexercised.

The Company  issued to the  underwriter  at the time of closing of the Offering a unit purchase option, for $100, to purchase up to 450,000 units at an exercise price of $7.50. The unit purchase option shall be exercisable any time, in  whole  or in  part,  between  the  first  anniversary  date  and  the  fifth anniversary date of the Public Offering.

For the public warrants and the unit purchase option, the Company is only required to use its best efforts to cause a registration statement covering the resale of the public warrants, units and the securities comprising the units and, once effective, only to use its best efforts to maintain the effectiveness of the registration statement.  There are no contractual penalties for failure to effect the registration of the public warrants, units and the securities comprising the units.  Additionally,  in no event, is the Company obligated to settle the public warrants, the option, the units or the warrants included in the units, in  whole  or in  part,  for  cash in the  event  it is  unable  to  effect  the registration of the public warrants, units and the securities comprising the units. The holder or holders of the public warrants or options do not have the rights or privileges of holders of common stock, including any voting rights, until such holder or holders exercise the options and receive shares of the Company's common stock.

13. RELATED PARTY TRANSACTIONS

The Companies have advances from a stockholder of $6,000,000.  The unsecured advance bears interest at prime, resulting in interest of $38,763 for the period of August 16, 2008 through September 30, 2008. Certain Energy Services subsidiaries routinely engage in transactions in the normal course of business with each other, including sharing employee benefit plan coverage, payment for insurance and other  expenses on behalf of other affiliates, and other services incidental to business of each of the affiliates.

All revenue and related expense transactions, as well as the related accounts payable and accounts receivable, have been eliminated.   Revenue and costs of $5,490,688 and -0- were eliminated for the years ended September 30, 2008 and 2007 respectfully.

14.  LEASE OBLIGATIONS

The Company leases various equipment and office space under operating lease agreements with terms up through 60 months with renewal options of up to an additional 60 months.  The Company also leases vehicles from certain stockholders and spouses under cancelable operating leases.

The future minimum lease payments under operating leases as of September 30, 2008, are as follows:

2009	287,190
2010	305,039
2011	261,381
2012	160,747
2013	25,316

15.  MAJOR CUSTOMERS

Revenues for the period of August 16, 2008 through September 30, 2008 were $28,517,688. Two major customers made up 41% and 28% respectively of the total. Receivables from major customers at September 30, 2008 was $25,922,000, which represented 67% of the total receivables at September 30, 2008. Virtually all work performed for major customers was awarded under competitive bid fixed price or unit price arrangements. During the period of August 16, 2008 to September 30, 2008 the Company’s major customers operated within the natural gas transmission and distribution industry within the Company’s market area. The loss of a major customer could have a severe impact on the profitability of operations of the Company. However, due to the nature of the Company’s operations, the major customers and sources of revenues may change from year to year.

16.  RETIREMENT AND EMPLOYEE BENEFIT PLANS

C.J. Hughes has a 401-K retirement plan for union employees under which the employees can contribute up to 15% of eligible wages and C.J. Hughes will match $.25 for each dollar contributed up to 6% of eligible wages.  Since the acquisition of C.J. Hughes on August 15, 2008 through the year ended September 30, 2008, C.J. Hughes contributed $1,800 to the plan.

Additionally, C.J. Hughes and Nitro Electric have a 401-K retirement plan for all administrative employees under which the employees can contribute up to 15% of eligible wages and C.J. Hughes and Nitro Electric will match $.25 for each dollar contributed up to 6% of eligible wages.  Since the acquisition of C.J. Hughes and its subsidiary Nitro Electric on 8-15-08 through the year ended September 30, 2008 contributions to this plan have been $6,500.

17.  CREDIT RISK

Financial instruments which potentially subject the Companies to credit risk consist primarily of cash, cash equivalents and contract receivables.  The Companies place their cash with high quality financial institutions.  At times, the balances in such institutions may exceed the FDIC insurance limit of $250,000.  As of September 30, 2008, the Companies uninsured bank balances totaled approximately   $5.955 Million.  The Companies perform periodic credit evaluations of its customer’s financial condition and generally does not require collateral.  Credit losses consistently have been within managements expectations.

18.  COMMITMENTS AND CONTINGENCIES

During the normal course of operations, the companies are subject to certain subcontractor claims, mechanic’s liens, and other litigation.  Management is of the opinion that no material obligations will arise from any pending legal proceedings.  Accordingly, no provision has been made in the financial statements for such litigation.

19.   CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

Energy Services of America Corporation (Parent Only)
Balance Sheets

	September 30,	September 30,
	2008	2007
ASSETS
Cash	$7,125,033	$756,782
Cash and Cash Equivalents in trust	-	49,711,430
Cash held in trust from Underwriter	-	1,032,000
Prepaid Expenses	210,907	26,447

Property Plant and Equipment , at cost
less accumulated depreciation	19,944	0

Investments in Subsidiaries	55,954,071	0

Total Assets	$63,309,955	$51,526,659

LIABILITIES AND STOCKHOLDERS' EQUITY

Current maturities of long-term debt	$1,028,400	$0
Accrued Expenses	24,338	167,564
Loans from Stockholders		150,000
Due to Underwriter		1,032,000

Long-term debt, less current maturities	2,000,000	0

Total Liabilities	3,052,738	1,349,564

Common Stock subject to Possible redemption
1,719,140 shares at redemption value	-	10,143,000

Stockholders’ Equity	60,257,217	40,034,095
Total Liabilities and Stockholders’ Equity	$63,309,955	$51,526,659

Energy Services of America Corporation (Parent Only)
Income Statements
Statements of Income

	Year Ended	Year Ended
	September 30	September 30
	2008	2007

General & Administrative Expenses	$341,140	$48,552

Net loss from operations before taxes	(341,140)	(385,773)

Income from trust fund investments	1,574,211	2,612,835

Income before income taxes and increase in equity in undistributed earnings of subsidiaries	1,233,071	2,227,062

Income taxes	515,000	846,000
Income before increase in equity in undistributed earnings of subsidiaries	718,071	1,381,602

Increase in equity in undistributed	2,093,087	-0-
Earnings of subsidiaries

Net Income	$2,811,158	$1,381,062

Net income per share- basic	$0.26	$0.13

Net income per share- diluted	$0.21	$0.11

Energy Services of America Corporation
Statements of Cash Flows

	For the year	For the year
	Year Ended	Year Ended
	September 30,	September 30,
	2008	2007
Cash flows from operating activities
Net Income	$2,811,158	$1,381,062
Adjustment to reconcile net income to net cash provided by
operating activities:
Increase in equity in income of subsidiaries	(2,093,087)	-
Changes in:
Accrued Income and accretion on investments held in trust fund	-	(562,257)
Accrued Expenses and Prepaids	(327,686)	53,592

Net Cash provided by operating activities	390,385	872,397

Cash flows from Investing Activities
Investment in property & equipment	(19,944)	-
Cash paid in acquisitions	(33,832,633)	-
Purchase of investments held in Trust Fund	(21,000,000)	(41,071,000)
Proceeds from maturities of Investments held in trust fund	71,743,430	41,071,000
Net Cash provided by Investing Activities	16,890,853	-

Cash Flows from Financing Activities
Payment of deferred fee to underwriter	(1,032,000)	-
Payment of Loan from Stockholder	(150,000)	-
Payment of Offering Costs		(192,996)
Cost paid for redemption of shares	(9,730,987)	-
Net Cash (used) provided by Financing Activities	(10,912,987)	(192,996)

Net increase in cash and cash equivalents	6,368,251	679,401

Cash and Cash Equivalents at beginning of Period	756,782	77,381

Cash and Cash Equivalents at end of Period	$7,125,033	$756,782

Supplemental disclosure of non-cash financing activity:
Accrued and unpaid offering costs	-	-
Income Taxes paid	$861,000	$764,375

Common Stock issued for acquisitions	$16,599,951	$-

Note Payable issued for acquisitions	$3,000,000	$-

The accompanying notes are an integral part of these financial statements.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
C.J. Hughes Construction Company, Inc.
Huntington, West Virginia

We have audited the accompanying consolidated balance sheets of C.J. Hughes Construction Company, Inc. and affiliates (the Companies) as of August 15, 2008 and December 31, 2007, and the related consolidated statements of income, retained earnings, and cash flows for the period from January 1, 2008 through August 15, 2008 and for the year ended December 31, 2007. These financial statements are the responsibility of the Companies’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Companies internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Companies as of August 15, 2008 and December 31, 2007, and the consolidated results of their operations and their cash flows for the period from January 1, 2008 through August 15, 2008, and the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Charleston, West Virginia
December 19, 2008

C. J. HUGHES CONSTRUCTION CO., INC.
CONSOLIDATED BALANCE SHEETS
AUGUST 15, 2008 AND DECEMBER 31, 2007

	August 15,	December 31,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$3,525,250	$2,319,045
Contracts receivable, less allowance for doubtful
accounts of $364,105 for 2008 and $37,500 for 2007	16,572,056	7,864,873
Retainage receivable	3,203,912	1,379,482
Costs and estimated earnings in excess of billings on
uncompleted contracts	4,243,530	3,751,245
Inventories	1,275,661	1,483,736
Prepaid expenses and other current assets	194,176	246,812

Total current assets	29,014,585	17,045,193

Land	328,274	328,274
Machinery and equipment	21,175,386	12,002,368
Automotive equipment	8,026,941	6,345,130
Buildings	631,550	631,550
Furniture and fixtures	249,614	289,505
Property and equipment	30,411,764	19,596,827
Less accumulated depreciation	(12,937,534)	(11,362,336)
	17,474,230	8,234,491

Investment in subsidiary	-	-
Goodwill	1,968,815	1,968,815

Total assets	$48,457,630	$27,248,499

Liabilities and stockholders' equity
Current liabilities
Current maturities of long-term debt	$2,217,331	$1,844,192
Line of credit	5,750,000	-
Short-term notes payable	800,000	-
Current portion of capital lease obligations	1,479,063	110,220
Accounts payable	8,892,605	3,778,952
Billings in excess of costs and estimated earnings	475,723	386,616
Distributions payable to shareholders	492,867
Accrued expenses and other current liabilities	6,204,398	2,725,275

Total current liabilities	26,311,987	8,845,255

Long-term debt, net of current portion
Debt to banks and finance companies	6,519,647	6,995,343
Capital lease obligations	5,826,981	13,461
Advance from shareholder	6,000,000	6,000,000

Total liabilities	44,658,615	21,854,059

Minority interest	-	-

Stockholders' equity
Common stock
Class A, voting, $10 par value; authorized 1,000 shares;
issued and outstanding 10 shares	100	100
Class B, non-voting, $10 par value; authorized 4,000 shares;
issued and outstanding 490 shares	4,900	4,900
Additional paid-in capital	4,724,705	4,727,551
Retained earnings (deficit)	(584,589)	1,007,990
Less treasury stock, 39 shares, at cost	(346,101)	(346,101)

Total stockholders' equity	3,799,015	5,394,440

Total liabilities and stockholders' equity	$48,457,630	$27,248,499

C. J. HUGHES CONSTRUCTION CO., INC.
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (DEFICIT)
PERIOD ENDED AUGUST 15, 2008 AND YEAR ENDED DECEMBER 31, 2007

	August 15,		December 31,
	2008		2007
		Percent of		Percent of
	Amount	Revenues	Amount	Revenues

Revenues	$79,217,380	100.0%	$75,305,234	100.0%
Cost of revenues	74,794,447	94.4%	68,096,279	90.4%

Gross profit	4,422,933	5.6%	7,208,955	9.6%

Selling, general and administrative
expenses	3,473,283	4.4%	3,218,114	4.3%

Income from operations	949,650	1.2%	3,990,841	5.3%

Other income (expense)
Interest expense	(707,622)	-0.9%	(1,063,198)	-1.4%
Finance and other	164,709	0.2%	48,812	0.1%

	(542,913)	-0.7%	(1,014,386)	-1.3%

Income before income tax expense	406,737	0.5%	2,976,455	4.0%

Income tax expense	-	0.0%	275,050	0.4%

Income (loss) before variable
interest entity	406,737	0.5%	2,701,405	3.6%

(Income) loss attributable to variable
interest entity	-	0.0%	69,323	0.1%

Consolidated net income (loss)	406,737	0.5%	2,770,728	3.7%

Retained earnings (deficit), beginning of period	1,007,990		(1,762,738)

Distributions	(1,999,316)		-

Retained earnings (deficit), end of period	$(584,589)		$1,007,990

C. J. HUGHES CONSTRUCTION CO., INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
PERIOD ENDED AUGUST 15, 2008 AND YEAR ENDED DECEMBER 31, 2007

	August 15,	December 31,
	2008	2007

Cash flows from operating activities
Net income (loss)	$406,737	$2,770,728
Adjustments to reconcile net income (loss) to net cash (used in)
provided by operating activities:
Loss attributable to noncontrolling interest	-	(69,323)
Depreciation and amortization	1,585,838	1,295,630
Provision for bad debts	313,053	19,622
Loss (gain) on sale of property and equipment	1,102	(7,871)
Deferred tax benefit	-	-
(Increase) decrease in operating assets, net of effects of
acquired company
Contracts receivable	(9,020,236)	(3,177,232)
Retainage receivable	(1,824,430)	(689,020)
Cost in excess of billings on uncompleted contracts	(492,285)	(2,081,972)
Inventories	208,075	(32,051)
Prepaid and other	52,636	89,675
Increase in operating liabilities
Accounts payable	5,113,653	1,036,656
Billings in excess of cost and estimated earnings	89,107	386,616
Accrued expenses	3,479,123	835,637

Net cash (used in) provided by operating activities	(87,627)	377,095

Cash flows from investing activities
Net assets acquired from asset acquisition	-	(2,722,484)
Purchase of property and equipment	(2,387,739)	(1,047,651)
Proceeds from sale of property and equipment	33,963	30,877

Net cash used in investing activities	(2,353,776)	(3,739,258)

Cash flows from financing activities
Cash distributed to stockholders	(1,506,449)	-
Net borrowings (proceeds) on line of credit	5,750,000	(525,000)
Proceeds from issuance of short-term notes payable	800,000	-
Proceeds from issuance of long-term debt	-	506,650
Principal payments on long-term debt	(1,306,485)	(1,064,246)
Payments on capital lease obligations	(86,613)	(130,065)
Proceeds from shareholder advances	-	6,000,000
Purchases of treasury stock	(2,845)	-

Net cash provided by investing activities	3,647,608	4,787,339

Increase in cash and cash equivalents	1,206,205	1,425,176

Cash and cash equivalents, beginning of period	2,319,045	893,869

Cash and cash equivalents, end of period	$3,525,250	$2,319,045

Noncash investing and financing activities
Purchases of equipment under financing or borrowing agreement	$8,472,904	$2,796,801

C.J. HUGHES CONSTRUCTION COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIOD ENDED AUGUST 15, 2008 AND YEAR ENDED DECEMBER 31, 2007

1. Description of Business and Entity Structure

C.J. Hughes Construction Company, Inc. (C.J. Hughes) is a general contractor primarily engaged in pipeline construction for utility companies. C.J. Hughes is licensed in six eastern states with the majority of its contracts concentrated in West Virginia, Virginia, Ohio, Kentucky and North Carolina. Nitro Electric Company, Inc. (Nitro Electric), a wholly-owned subsidiary of C.J. Hughes, is primarily involved in the electrical contracting industry, providing electrical construction services to industrial and commercial markets. Nitro Electric (formerly known as NEC Acquisition Company, Inc.) was formed on April 29, 2007 for the purpose of buying certain assets and assuming certain liabilities of an unrelated entity.

In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46R (FIN 46R), Consolidation of Variable Interest Entities, these financial statements include the accounts of Contractors Rental Corporation (CRC), an entity considered a variable interest entity for which C.J. Hughes is the primary beneficiary. All significant intercompany transactions and balances have been eliminated. C.J. Hughes leases equipment from CRC on a job-by-job basis and also provides management services, including purchasing materials, supervising construction, and performing accounting services. CRC also performs subcontract work for C.J. Hughes on certain construction contracts.

C.J. Hughes, Nitro Electric and CRC are collectively referred to as the Companies.

On August 15, 2008, the Companies were involved in a merger with Energy Services Acquisition Corp. Energy Services Acquisition Corp. was later renamed Energy Services of America Corporation. See Note 11 for additional details of the transaction.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of C.J. Hughes and Nitro Electric, its wholly-owned subsidiary, as well as CRC for which management has determined that C.J. Hughes is the primary beneficiary as defined by FIN 46R. All significant intercompany transactions are eliminated.

Cash

The Companies consider cash deposits and temporary investments having an original maturity of less than three months to be cash. Cash is stated at cost which approximates fair value.

Financial Instruments

Financial instruments include cash and cash equivalents, contracts receivable, retainage receivable, accounts payable and long-term debt. The carrying value of such amounts reported at the applicable balance sheet dates approximates fair value.

C.J. HUGHES CONSTRUCTION COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIOD ENDED AUGUST 15, 2008 AND YEAR ENDED DECEMBER 31, 2007

2. Summary of Significant Accounting Policies (Continued)

Contracts Receivable

Contracts receivable are recorded at the invoiced amount, net of the allowance for doubtful accounts, and do not bear interest. Contracts receivable are written off when they are deemed to be uncollectible. The allowance for doubtful accounts is estimated based on factors such as the financial condition of customers, age of receivables and payment history.

Retainage Receivable

Retainage receivable represents amounts previously billed to customers that are withheld for a certain period of time generally until project acceptance by the customer. At August 15, 2008 and December 31, 2007, Management considers all amounts classified as a retainage receivable to be collectible.

Inventories

Inventories consist primarily of supplies and equipment parts and are valued at the lower of cost or market. Cost is based upon the first-in, first-out method.

Property and Equipment

Property and equipment are recorded at cost. Costs which extend the useful lives or increase the productivity of the assets are capitalized, while normal repairs and maintenance that do not extend the useful life or increase the productivity of the asset are expensed as incurred. Plant and equipment are depreciated principally on the straight-line method over the estimated useful lives of the assets; buildings 35 years; machinery and equipment 3 - 7 years; furniture and equipment 5 years; and automotive equipment 3 - 7 years.

C.J. HUGHES CONSTRUCTION COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIOD ENDED AUGUST 15, 2008 AND YEAR ENDED DECEMBER 31, 2007

2. Summary of Significant Accounting Policies (Continued)

Goodwill

On April 27, 2007, NEC Acquisition Company, Inc. (now known as Nitro Electric) completed the purchase of certain assets and the assumption of certain liabilities from an unrelated third-party. The transaction was accounted for using the purchase method of accounting for business combinations. The following is the allocation of the purchase price of $2,722,484, which exceeded the preliminary estimated fair value of the net assets acquired by approximately $1,969,000 as follows:

Property and equipment	$1,043,801
Total assets acquired	1,043,801

Accrued liabilities	36,387
Capital lease obligations	253,745
Total liabilities assumed	290,132
Net assets acquired	753,669
Purchase price	2,722,484

Excess allocated to goodwill	$1,968,815

Goodwill is accounted for in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and accordingly is not amortized but is evaluated at least annually for impairment. As of August 15, 2008 and December 31, 2007, Management has determined that there has been no goodwill impairment, and as such, no loss has been recognized for the period from January 1, 2008 through August 15, 2008 and year ended December 31, 2007, respectively. Management determined that the factors which contributed to the goodwill were the management that would be acquired, the seasoned workforce, ability to obtain entry in other markets, and the future earnings potential of the entity.

Other Long-Lived Assets

If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed for recoverability. If this review indicates that the carrying value of the assets will not be recovered, as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value through an impairment loss.

Revenue and Cost Recognition

Revenues from contracts are recognized using the percentage-of-completion method. Revenue is calculated by dividing the actual direct costs incurred by the total estimated costs multiplied by the contract price. This method is used because management considers it to be the best available measure of the progress on contracts. Contract costs include all direct material, direct labor, and subcontractor costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

C.J. HUGHES CONSTRUCTION COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIOD ENDED AUGUST 15, 2008 AND YEAR ENDED DECEMBER 31, 2007

2. Summary of Significant Accounting Policies (Continued)

Advertising

All advertising costs are expensed as incurred. Total advertising expense was $10,200 for the period from January 1, 2008 through August 15, 2008, and was $10,253 for the year ended December 31, 2007, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and loss during the reporting period. Actual results could differ from those estimates.

Income Taxes

C.J. Hughes and Nitro Electric with the consent of their stockholders have each elected under the Internal Revenue Code to be an S-Corporation. As such, these entities are not subject to income tax and all taxable income is passed through to the individual stockholders. CRC is a C-Corporation as defined by the Internal Revenue Code. Current income tax expense for the period from January 1, 2008 through August 15, 2008 was approximately $0, and for year ended December 31, 2007 was approximately $275,000, respectively. At August 15, 2008 and December 31, 2007, CRC did not have any deferred tax assets or liabilities. In the event of an examination of the tax return, the tax liability of the stockholders could be changed if an adjustment in the Companies’ income is ultimately sustained by the taxing authorities.

3. Property and Equipment

Property and equipment consist of the following:

	August 15, 2008	December 31, 2007

Land	$328,274	$328,274
Buildings	631,550	631,550
Machinery and Equipment	21,175,386	12,002,368
Furniture and Fixtures	249,614	289,505
Automotive Equipment	8,026,940	6,345,130
	30,411,764	19,596,827
Less Accumulated Depreciation	12,937,534	11,362,336

	$17,474,230	$8,234,491

C.J. HUGHES CONSTRUCTION COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIOD ENDED AUGUST 15, 2008 AND YEAR ENDED DECEMBER 31, 2007

4. Uncompleted Contracts

Costs and estimated earnings in excess of billings on uncompleted contracts are as follows:

	August 15, 2008	December 31, 2007

Revenues earned on uncompleted contracts	$36,806,443	$39,316,412
Less billings to date	32,562,913	35,565,167

	$4,243,530	$3,751,245

5. Related-Party Transactions

The Companies received advances from a stockholder of $6,000,000 during the year ended December 31, 2007. The unsecured advance bears interest at prime, resulting in interest expense of $235,458 and $324,417 recognized during the period from January 1, 2008 through August 15, 2008 and for the year ended December 31, 2007, respectively. In accordance with the agreement with the shareholder, there are no amounts due in 2008. Therefore, the entire amount has been classified as long-term on the balance sheet.

In addition, the affiliates of the Companies routinely engage in transactions in the normal course of business with each other, including sharing employee benefit plan coverage, payment for insurance and other expenses on behalf of other affiliates, and other services incidental to business of each of the affiliates. All revenue and related expense transactions, as well as the related accounts payable and accounts receivable, have been eliminated.

A summary of transactions among the Companies is as follows:

	August 31,	December 31,
	2008	2007

Subcontractor Revenue – CRC	$16,941,365	$9,799,187
Subcontractor Expense - CJ Hughes	16,941,365	9,799,187

Equipment Rental Income – CRC	52,444	79,911
Equipment Rental Expense - CJ Hughes	52,444	79,911

Subcontractor Revenue - Nitro Electric	30,883	224,441
Subcontractor Expense - CJ Hughes	30,883	224,441

Management fee income - CJ Hughes	100,000	300,000
Management fee expense – CRC	100,000	300,000

C.J. HUGHES CONSTRUCTION COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIOD ENDED AUGUST 15, 2008 AND YEAR ENDED DECEMBER 31, 2007

6. Long-term Debt

Long-term debt consisted of the following:

	August 15, 2008	December 31, 2007

Note payable to bank, due in monthly installments of $5,000, including interest at 7.26%, final payment due September 2012, secured by real estate, vehicles, and equipment	$405,236	$420,432

Notes payable to finance companies, due in monthly installments totaling $128,387, including interest ranging from 1.0% to 7.92%, final payments due January 2008 through December 2012, secured by equipment	3,746,368	3,259,163

Notes payable to banks, due in monthly installments totaling $64,616, including interest at prime plus .5%, final payments due April 2010 through July 2011, secured by equipment, inventory, receivables, and intangibles	3,750,645	4,046,224

Notes payable to banks, due in monthly installments totaling $12,168, including interest ranging from prime to 7.5%, final payments due May 2008 through August 2010, secured by equipment	168,415	237,359

Notes payable to banks, due in monthly installments of $31,713, including interest at 8.75%, final payment due August 2010, unsecured	666,314	876,357
	8,736,978	8,839,535
Less current maturities	2,217,331	1,844,192
	$6,519,647	$6,995,343

C.J. HUGHES CONSTRUCTION COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIOD ENDED AUGUST 15, 2008 AND YEAR ENDED DECEMBER 31, 2007

6. Long-term Debt (Continued)

Maturities of long-term debt for the next five years and thereafter are as follows as of August 15, 2008:

2009	$2,217,331
2010	2,153,306
2011	1,536,428
2012	714,978
2013	147,245
Thereafter	1,967,690
$8,736,978

Interest paid during the period from January 1, 2008 through August 15, 2008 and for the year ended December 31, 2007, was $719,351 and $702,259, respectively.

The Company has lines of credit with banks in amounts not to exceed $6,500,000. Advances under these lines bear interest ranging from prime to prime plus .5%. Advances are available up to the lesser of the line amounts or a borrowing base calculated on the Company’s contracts receivable and equipment. The lines are secured by contracts receivable and equipment, and are guaranteed by a shareholder. The lines of credit, which expire June 2009, impose certain financial covenants upon the Company, including a minimum tangible net worth and a minimum current ratio. The balance outstanding on the lines on August 15, 2008 and December 31, 2007 was $5,250,000 and $0, respectively.

The Company has a line of credit with a bank in an amount not to exceed $500,000. Advances under the line bear interest at prime. The line is secured by certain equipment and expires in November 2008. The balance on the line was $500,000 and $0 on August 15, 2008 and December 31, 2007, respectively.

The Company has an unsecured short-term note payable with a bank. The note bears interest at 5% and is payable in full in January 2009. The balance due on this note was $800,000 on August 15, 2008.

7. Lease Obligations

The Companies lease various equipment and office space under operating lease agreements with terms up through 48 months. The Companies also lease vehicles from certain stockholders and spouses under cancelable operating leases. Rent expense paid for operating lease obligations for the period from January 1, 2008 through August 15, 2008 and for the year ended December 31, 2007 was $152,492 and $123,233, respectively. Rent expense paid to related parties was $113,765 for the period from January 1, 2008 through August 15, 2008, and $89,524 for the year ended December 31, 2007, respectively.

C.J. HUGHES CONSTRUCTION COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIOD ENDED AUGUST 15, 2008 AND YEAR ENDED DECEMBER 31, 2007

7. Lease Obligations (Continued)

The future minimum lease payments under operating leases on August 15, 2008, are as follows:

2009	$145,730
2010	155,039
2011	111,381
2012	70,747
2013	17,816
$500,713

The Companies lease certain automotive and operating equipment under agreements that are classified as capital leases. The cost of the equipment under capital leases is included in the balance sheets as property and equipment and was $8,097,013 and $322,635 at August 15, 2008 and December 31, 2007, respectively. Accumulated amortization of the leased equipment at August 15, 2008 and December 31, 2007 was approximately $454,467 and $91,081, respectively. Amortization of assets under capital leases is included in depreciation expense.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of August 15, 2008, are as follows:

2009	$1,678,886
2010	1,606,876
2011	1,602,207
2012	1,411,609
2013	1,411,609
Thereafter	340,611

Future minimum lease payments	8,051,798

Less: Amount representing interest	(745,754)
7,306,044

Less: Current maturities of capital lease obligations	1,479,063

Long-term capital lease obligations	$5,826,981

C.J. HUGHES CONSTRUCTION COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIOD ENDED AUGUST 15, 2008 AND YEAR ENDED DECEMBER 31, 2007

8. Retirement and Employee Benefit Plans

C.J. Hughes has a 401(k) retirement plan for union employees under which the employees can contribute up to 15% of eligible wages and C.J. Hughes will match $.25 for each dollar contributed up to 6% of eligible wages. During the period from January 1, 2008 through August 15, 2008 and the year ended December 31, 2007, C.J. Hughes contributed $8,695 and $14,834 to the plan, respectively.

Additionally, C.J. Hughes has a 401(k) retirement plan for all non-union employees under which the employees can contribute up to 15% of eligible wages and C.J. Hughes will match $.25 for each dollar contributed up to 6% of eligible wages. During the period from January 1, 2008 through August 15, 2008 and the year ended December 31, 2007, C.J. Hughes contributed $23,869 and $33,083 to the plan, respectively.

Nitro Electric has a 401(k) retirement plan for all eligible employees under which the employees can contribute up to 15% of eligible wages and Nitro Electric will match $.50 for each dollar contributed up to 6% of eligible wages. During the period from January 1, 2008 through August 15, 2008 and the year ended December 31, 2007, Nitro Electric contributed $25,893 and $23,374 to the plan, respectively.

The Companies have an employee benefit trust (the Trust) which provides health and death benefits covering substantially all employees of the Company. The Trust is non-contributory for most non-union employees. Union employees and some administrative employees make partial contributions to the Trust. The Companies make periodic contributions to the Trust based on funding policies and methods which are consistent with the objectives of the Trust. The contributions made by the Companies for the period from January 1, 2008 through August 15, 2008 and for the year ended December 31, 2007 were approximately $1,581,000 and $1,143,000, respectively. At August 15, 2008 and December 31, 2007, the Company accrued for an estimated liability for claims incurred but unpaid of $75,000 and $75,000, respectively.

9. Credit Risk and Concentrations

Financial instruments which potentially subject the Companies to credit risk consist primarily of cash and cash equivalents and contract receivables. The Companies place their cash with high quality financial institutions. At times, the balances in such institutions may exceed the FDIC insurance limit of $100,000. As of August 15, 2008, the Companies’ uninsured bank balances totaled approximately $2,935,000. The Companies perform periodic credit evaluations of their customers’ financial condition and generally do not require collateral. Credit losses consistently have been within management’s expectations. At August 15, 2008, five customers comprised 60.4% of the contracts receivable balance.

C.J. HUGHES CONSTRUCTION COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIOD ENDED AUGUST 15, 2008 AND YEAR ENDED DECEMBER 31, 2007

9. Credit Risk and Concentrations (Continued)

Nitro Electric generated 4.2% from one customer and C J Hughes Construction Company generated 22.5% from one customer of the total consolidated revenue for the period from January 1, 2008 through August 15, 2008. As of August 15, 2008, Nitro Electric had one customer which comprised 3.4% and C J Hughes Construction Company had one customer which comprised 29.9% of the total consolidated accounts receivable.

C J Hughes generated 37.3%, 7.5%, and 6.7% of their revenues from three customers during the period from January 1, 2008 through August 15, 2008.

10. Commitments and Contingencies

During the normal course of operations, the Companies are subject to certain subcontractor claims, mechanic’s liens, and other litigation. Management is of the opinion that no material obligations will arise from any pending legal proceedings. Accordingly, no provision has been made in the financial statements for such litigation.

11. Subsequent Event Note

On August 15, 2008, the Companies were involved in a merger with Energy Services Acquisition Corp. (later renamed Energy Services of America Corporation). With a total purchase price of $34.3 million the merger involved the purchase of each share of C.J. Hughes outstanding Class A and Class B stock for $36,896 in cash and 6,434.70 shares of Energy Services Common Stock. The allocation of the purchase price included approximately $34,947,000 in current assets, $21,567,000 in fixed assets, $2,466,000 in other assets, and $31,312,000 in goodwill. Liabilities assumed totaled approximately $55,970,000.

Subsequent to August 15, 2008, the Companies paid distributions to shareholders totaling $492,867.

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Board of Directors
ST Pipeline, Inc.
Clendenin, West Virginia

We have audited the accompanying balance sheets of ST Pipeline, Inc. as of August 15, 2008 and December 31, 2007, and the related statements of income and retained earnings and cash flows for the period from January 1, 2008, through August 15, 2008, and the year ended December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ST Pipeline, Inc. as of August 15, 2008 and December 31, 2007, and the results of its operations and its cash flows for the period from January 1, 2008, through August 15, 2008 and for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 14 to the financial statements, effective the close of business on August 15, 2008, the Company was acquired by Energy Services Acquisition Corporation pursuant to a merger agreement between the Company and Energy Services Acquisition Corporation that was entered into on January 22, 2008.

/s/ ARNETT & FOSTER, P.L.L.C.

Charleston, West Virginia
December 29, 2008

ST PIPELINE, INC.

BALANCE SHEETS
August 15, 2008 and December 31, 2007

	August 15,	December 31,
Assets	2008	2007
Current Assets
Cash and cash equivalents	$1,434,178	$3,960,685
Accounts receivable	21,895,683	26,485,359
Prepaid expenses and other	384,081	205,064
Total current assets	23,713,942	30,651,108

Property, Plant and Equipment, net of accumulated
depreciation	5,525,933	2,661,453

Long-term notes receivable and other assets	103,493	100,781

Total assets	$29,343,368	$33,413,342

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$12,144,704	$262,247
Lines of credit	1,902,696	6,935,419
Accounts payable	728,040	1,285,288
Accrued and withheld liabilities	2,132,725	421,486
Billings in excess of costs and estimated earnings on
uncompleted contracts	646,665	604,589
Total current liabilities	17,554,830	9,509,029

Long-term debt, less current maturities	2,481,230	175,996

Total liabilities	20,036,060	9,685,025

Stockholders' equity
Common stock ($20 par value; 3,750 shares authorized
and issued; 3,700 shares outstanding)	75,000	75,000
Retained earnings	10,187,998	24,609,007
Less: cost of treasury stock, 50 shares	(955,690)	(955,690)
	9,307,308	23,728,317

Total liabilities and stockholders’ equity	$29,343,368	$33,413,342

See Notes to Financial Statements

ST PIPELINE, INC.

STATEMENTS OF INCOME AND RETAINED EARNINGS
For the period from January 1, 2008 through August 15, 2008 and the Year Ended December 31, 2007

		For the year
	For the period	ended
	Jan. 1 through Aug. 15	December 31,
	2008	2007

Contract revenues	$37,410,877	$100,385,098

Cost of revenues	30,676,571	70,948,130

Gross profit	6,734,306	29,436,968

Selling and administrative expenses	996,049	1,547,125

Income from operations	5,738,257	27,889,843

Other income (expense)
Interest income	34,675	45,939
Other nonoperating income	922,363	306,147
Interest expense	(142,940)	(298,799)
Gain on sale of equipment	9,738	1,377
	823,836	54,664

Net income	6,562,093	27,944,507

Retained earnings, beginning of year,
as previously stated	24,609,007	5,735,899

Dividend distributions	(20,983,102)	(9,071,399)

Retained earnings, end of year	$10,187,998	$24,609,007

Unaudited pro forma income data (see note 14)
Net income as reported	$6,562,093	$27,944,507
Pro forma provision for income taxes (unaudited)	2,624,837	11,177,803

Pro forma net income (unaudited)	$3,937,256	$16,766,704

See Notes to Financial Statements

ST PIPELINE, INC.

STATEMENTS OF CASH FLOWS
For the period from January 1, 2008 through August 15, 2008 and the Year Ended December 31, 2007

		For the
	For the period	year ended
	Jan. 1 through Aug. 15	December 31,
	2008	2007
Cash Flows from Operating Activities
Net income	$6,562,093	$27,944,507
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	884,723	973,199
Gain on sale of property, plant, and
equipment	(9,738)	(1,377)
Change in current assets and liabilities:
Accounts receivable	4,589,677	(19,679,833)
Prepaid expenses and other	(179,017)	56,558
Costs and estimated earnings in excess
of billings on uncompleted contracts	293,258
Accounts payable	(557,248)	684,524
Accrued liabilities	1,711,238	(1,198,990)
Billings in excess of costs and
estimated earnings on
uncompleted contracts	42,076	(113,645)

Net cash provided by operating activities	13,043,804	8,958,201

Cash Flows from Investing Activities
Net collections from long-term notes receivable	(2,712)	(28,219)
Purchases of property, plant and equipment	(68,369)	(583,566)
Proceeds from sales of property, plant,
and equipment	33,573	37,248

Net cash used in investing activities	(37,508)	(574,537)

Cash Flows from Financing Activities
Dividend distributions	(10,048,289)	(9,071,399)
Proceeds from line of credit, net of (repayments)	(5,032,723)	4,280,857
Payments on long-term debt	(451,791)	(313,909)
Proceeds from long-term debt	-	63,600

Net cash used in financing activities	(15,532,803)	(5,040,851)

Net increase (decrease) in cash
and cash equivalents	(2,526,507)	3,342,813

Cash and cash equivalents
Beginning of year	3,960,685	617,872

End of year	$1,434,178	$3,960,685

Supplemental disclosure of cash flow
information:
Cash payments for interest	$142,940	$298,799

Supplemental schedule of noncash investing
and financing activities:
Property, plant and equipment acquired
through long-term debt	$3,704,669	$-

Dividend distribution note payable to shareholders	$10,934,813	$-

See Notes to Financial Statements

ST PIPELINE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1.                    Summary of Significant Accounting Policies

ST Pipeline, Inc. (the Company) was incorporated in May 1990 under the laws of the State of West Virginia to engage in the construction of natural gas pipelines for utility companies.  The Company's contracts are primarily under fixed-price and occasional cost-plus service contracts. The Company grants credit to all its customers, most of whom are located in West Virginia and the surrounding mid-Atlantic states.  Effective at the close of business on August 15, 2008, the Company was acquired by Energy Services Acquisitions Corp. pursuant to a merger agreement entered into on January 22, 2008.

All of the Company’s production personnel are union members of the various related construction trade unions and are subject to collective bargaining agreements that expire at varying time intervals.

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:  Certain reclassifications have been made to the 2007 financial statements to conform to the current period presentation.  Such reclassifications did not affect net income.

Revenue and cost recognition:  Revenues from construction contracts are recognized on the percentage-of-completion method in the ratio that costs incurred bear to total estimated costs.  The revenues from unit price and cost-plus contracts are recognized when units (usually contractually established pipeline footage) of pipeline are installed and completed or as services are performed.  Contract costs include all direct material, labor, subcontracted, and equipment costs and those indirect costs related to contract performance.  General and administrative expenses are charged to operations as incurred.  Revenues related to claims are recognized when collected.

The asset “costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed.  Such revenues are expected to be billed and collected within one year on uncompleted contracts.  The liability “billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized.

Revisions in revenues, costs, profit estimates, and measurements of the extent of progress toward completion are made in the year such revisions can be reasonably estimated.  At the time a loss on a contract becomes known, the entire amount of the estimated loss is accrued.

Cash and cash equivalents:  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  At times, such balances may be in excess of Federal Deposit Insurance Corporation insurance limits.

Accounts receivable:  The Company grants credit to its customers on terms contractually established by the construction contracts with each customer.  Accounts receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management has determined that no allowance for doubtful receivables is necessary as of August 15, 2008 and December 31, 2007.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.  The Company generally does not have collateral for its receivables, but rely upon its right to file liens on the owner’s property.  Interest is not charged on trade accounts receivable.

Property, plant, and equipment:  Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations on a straight – line basis over their estimated service lives of 5 to 7 years for equipment and 15 to 40 years for buildings and related improvements.

Income tax status and distributions:  The stockholders of ST Pipeline, Inc. elected S Corporation status.  By electing S Corporation status, income taxes on the earnings of the Company will be payable personally by the stockholders of the Company.  Accordingly, no provision has been made in the accompanying financial statements for federal and state income taxes.

ST PIPELINE, INC.

NOTES TO FINANCIAL STATEMENTS

Dividend distributions may be declared periodically in amounts that will cover the individual income tax liabilities arising from the taxable income of the Company.

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective for years beginning after December 15, 2007.  This interpretation is intended to clarify the accounting for uncertainty in income taxes recognized in a company's financial statements, in accordance with FASB 109, Accounting for Income Taxes, by prescribing a more-likely-than-not threshold to recognize any benefit of a tax position taken or expected to be taken in a tax return.  Tax positions that meet the recognition threshold are reported at the largest amount that is more-likely-than-not to be realized.  The adoption of this standard will not have a material impact on the Company's financial condition, results of operations or cash flows.

Fair Value Measurement:  In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement, effective for fiscal years beginning after November 15, 2007.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The adoption of this standard will not have a material impact on the Company’s financial condition, results of operations or cash flows.

Fair Value Option:  In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment to FASB Statement No. 115, effective for fiscal years beginning after November 15, 2007.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities.  The adoption of this standard will not have a material impact on the Company’s financial condition, results of operations or cash flows.

Use of estimates in preparation of financial statements:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Reclassifications: Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year.

Note 2.                    Cash Concentrations

As of August 15, 2008 and year ended December 31, 2007, the Company had amounts on deposit at financial institutions of which approximately $1,067,000 and $2,141,000, respectively, were uninsured under current banking insurance regulations.

ST PIPELINE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3.                    Accounts Receivable

Balances as of August 15, 2008 and year ended December 31, 2007, are as follows:

	August 15,	December 31,
	2008	2007
Billed receivables
Completed contracts	$317,152	$790,962
Contracts in progress	19,415,773	15,391,212
Unbilled receivables
Retainages on completed contracts		1,921,035
Retainages on contracts in progress	2,162,758	8,382,150

Total	$21,895,683	$26,485,359

The primary industry served by the Company within its market area has traditionally been the natural gas transmission and distribution industry.  As of August 15, 2008 and year ended December 31, 2007, all of the Company’s outstanding accounts receivable was unsecured and due directly from business entities operating within this industry.  Payment of these receivables depends primarily upon the available revenues generated by these business entities.

Note 4.                    Uncompleted Contracts

Costs, estimated earnings, and billings on uncompleted contracts as of August 15, 2008 and year ended December 31, 2007, are summarized as follows:

	August 15,	December 31,
	2008	2007
Costs incurred on uncompleted contracts	$94,069,235	$63,454,130
Estimated earnings	35,924,601	29,145,461
	129,993,836	92,599,591
Billings through period	(130,640,501)	(93,204,180)

	$(646,665)	$(604,589)

Included in the accompanying balance sheets under the following captions:

	August 15,	December 31,
	2008	2007
Billings in excess of costs and estimated earnings
on uncompleted contracts	(646,665)	(604,589)

	$(646,665)	$(604,589)

ST PIPELINE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 5.                   Backlog

The following schedule summarizes changes in backlog on contracts during the period of January 1, 2008 to August 15, 2008 and year ended December 31, 2007.  Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress as of the balance sheet date and from contractual agreements on which work has not yet begun.

	August 15,	December 31,
	2008	2007

Backlog balance, January 1	$5,418,764	$57,280,068

New contracts entered into during
the period January 1 to August 15, 2008
and year ended December 31, 2007	38,724,591	48,523,794
	44,143,355	105,803,862
Less contract revenue earned during
the period January 1 to August 15, 2008
and year ended December 31, 2007	(37,410,877)	(100,385,098)

Backlog balance, as of August 15, 2008	$6,732,478	$5,418,764
and year ended December 31, 2007

Note 6.                   Major Customers

Revenues for the period of January 1, 2008 to August 15, 2008 and year ended December 31, 2007 include $37,378,794 and $100,379,587 ,respectively, in revenues which represent approximately 98% and 99%, respectively, of total revenues, from two major customers during the period of January 1, 2008 to August 15, 2008 and year ended December 31, 2007.  Receivables from major customers for the period of January 1, 2008 to August 15, 2008 and year ended December 31, 2007, amount to $21,578,556 and $26,376,953, respectively, which represents approximately 99% and 99%, respectively, of total accounts receivable.  Virtually all work performed for major customers was awarded under competitive bid fixed price arrangements.  During the period of January 1, 2008 to August 15, 2008 and year ended December 31, 2007, the Company's major customers operated within the natural gas transmission and distribution industry within the Company's market area.  The loss of a major customer could have a severe impact on the profitability of operations of the Company. However, due to the nature of the Company's operations, the major customers and sources of revenues may change from year to year.

ST PIPELINE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7.                   Property, Plant and Equipment

A summary of property plant and equipment as of August 15, 2008 and year ended December 31, 2007, is as follows:

	August 15,	December 31,
	2008	2007
Land and land improvements	$-	$47,446
Building and building improvements	-	202,957
Office furniture, fixtures, and equipment	52,704	52,704
Construction equipment	9,972,427	6,420,601
Vehicles and trailers	4,639,034	4,550,687
	14,664,165	11,274,395
Less accumulated depreciation	(9,138,232)	(8,612,942)

	$5,525,933	$2,661,453

Note 8.                    Lines of Credit, Letter of Credit, and Subsequent Event

The Company has available a line of credit agreement with a local community bank which provides that the Company may borrow up to $3,000,000.  Borrowings under the line bear interest payable monthly at the Wall Street Journal Prime Rate plus 1% and are secured by all of the equipment of the Company and assignment of personal life insurance policies of the stockholder-officers of the Company.  The balances payable under this arrangement are due on demand.  As of August 15, 2008 and year ended December 31, 2007, outstanding borrowings were $315,834 and $2,335,146, respectively.  The amount available for additional borrowings under this arrangement as of August 15, 2008, amounted to $2,684,166.  This arrangement is due to expire October 2, 2008.

The Company also has available a line of credit agreement with a large regional bank which provides that the Company may borrow up to $3,500,000.  Borrowings under the line bear interest payable monthly at the lending bank’s prime rate and are secured by all assets of the Company.  The balances payable under this arrangement are due on demand.  As of August 15, 2008 and year ended December 31, 2007, outstanding borrowings were $1,586,863 and $2,600,273, respectively.  The amount available for additional borrowings under this arrangement as of August 15, 2008, amounted to $1,913,137.  This arrangement is due to expire June 5, 2009.

BB&T Additional Line of Credit of $5,000,000 expired on 7/5/08.  There is no balance as of August 15, 2008.

The Company was also contingently liable on an irrevocable standby letter of credit in the amount of $950,542 as of August 15, 2008.  This arrangement was entered into by the Company and the aforementioned large regional bank to guarantee the payment of insurance premiums to the group captive insurance company through which the Company obtains its general liability insurance coverage (Note 11).  Any amounts advanced under this arrangement bear interest payable monthly at the bank’s prime lending rate with the principal amounts due upon demand.

ST PIPELINE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 9.                    Long-term debt

A summary of long-term debt as of August 15, 2008 and year ended December 31, 2007 follows:

	August 15,	December 31,
	2008	2007
Note payable to a Bank, payable in monthly installments of
$9,217, including interest at 8%, maturity date of June 10, 2010,
secured by equipment acquired with the proceeds of this note.	$187,643	$249,334

Note payable to a finance company, payable in monthly
installments of $2,180, including interest at 8.375%,
maturity date of September 14, 2009, secured by equipment
acquired with this note.	27,043	42,944

Note payable to a finance company, payable in monthly
installments of $3,361, including interest at 5.5%,
maturity date of August 6, 2008, secured by equipment
acquired with this note.	-	19,828

Notes payable to various finance companies, payable in monthly installments totaling $9,672, including interest at rates ranging between 0% and 8%, with varying maturity dates from March,
2008, through December, 2008, secured by vehicles and
equipment acquired with the notes.	1,381,785	64,174

Notes payable to banks and credit unions, payable in monthly installments totaling $11,925, including interest at rates ranging between 4.5% and 8.0%, maturity dates varying between June, 2008,
through March, 2009, secured by vehicles acquired with the notes.	2,094,650	61,963

Notes payable to shareholders, payable on demand at 0% interest as accounts receivable outstanding as of August 15, 2008
are collected.	10,934,813	-

	14,625,934	438,243
Less current maturities	12,144,704	262,247

Total long-term debt	$2,481,230	$175,996

Maturities of long term debt are as follows

2009	$12,144,704
2010	1,187,448
2011	997,622
2012	296,160
$14,625,934

Interest paid on debt during the period January 1, 2008 to August 15, 2008, and year ended December 31, 2007 was $142,940, and $298, respectively.

An additional $5,000,000 was paid to Jim and Sue Shafer in October 2008.

ST PIPELINE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 10.                  Leases and Related Party Lease Commitments

The Company frequently leases equipment on a short-term basis for use on its construction projects.  Rental expense for these instances during the period January 1, 2008 to August 15, 2008, and year ended December 31, 2007 was approximately $3,834,000 and $6,393,000 respectively.

The Company rents real estate and related facilities that are owned by stockholder-officers of the Company under long-term lease agreements.  The monthly rental for these facilities is $3,750 per month, and the expense incurred and paid under these arrangements for the period January 1, 2008 to August 15, 2008, and year ended December 31, 2007, amounted to $30,000 and $45,000, respectively.

This lease was originally set to run through January 12, 2012, but was replaced by a new lease effective September 1, 2008 due to the acquisition of ST Pipeline Inc. by Energy Services of America.  The new lease is for a period of three years at a monthly rate of $5,000 per month.  Future minimum lease amounts are as follows:

September – December 2008	$20,000
2009	60,000
2010	60,000
January – August 2011	40,000

$180,000

Note 11.                  Related Party

The Company obtains its business general liability insurance coverage through a group captive insurance company domiciled in the Cayman Islands, within which the Company has an 8% equity interest.  Premiums expense incurred with this related entity for the period January 1, 2008 to August 15, 2008, and year ended December 31, 2007 approximated $483,655 and $1,967,000, respectively.  The balance due on premium as of August 15, 2008 was $92,283.62 which is the final payment for 2008.  No amounts were due to the captive insurance company for premium payments as of year ended December 31, 2007.

Note 12.                  Employee Benefit and Retirement Plans

The Company contributes to union-sponsored, multi-employer retirement plans.  Contributions are made in accordance with negotiated labor contracts.  The passage of the Multi-Employer Pension Plan Amendments Act of 1980 (the Act) may, under certain circumstances, cause the Company to become subject to liabilities in excess of contributions made under collective bargaining agreements.  Generally, liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the plans.  As of August 15, 2008, the Company has not undertaken to terminate, withdraw, or partially withdraw from any of the plans within which union employees are currently participating.  However, the Company has been assessed a withdrawal liability of $161,719 by the Steelworkers’ Pension Fund resulting from the Company’s discontinuance of contributions during the year ended December 31, 2003, as the employees of the Company that were represented by the Steelworkers’ local union no longer desired to be represented by that union.  The withdrawal liability was assessed and still payable as of August 15, 2008.  The company agreed to settle and pay this liability by October 31, 2008 in return for the Pension Fund waiving all penalties and interest that would have been assessed.

Under the Act, liabilities would be based upon the Company's proportionate share of each plan’s unfunded vested benefits.  The company receives periodic correspondence from several pension funds concerning the funding levels but does not receive any information that would determine its share of unfunded vested benefits, if any.

ST PIPELINE, INC.

NOTES TO FINANCIAL STATEMENTS

During the period January 1, 2008 to August 15, 2008 and year ended December 31, 2007, the Company contributed approximately $1,717,000 and $3,531,000, respectively, to these multi-employer union retirement plans.

The Company also contributes to union-sponsored, multi-employer plans that provide health and welfare and other benefits.  Contributions are made in accordance with negotiated labor contracts.  During the period January 1, 2008 to August 15, 2008 and year ended December 31, 2007, the Company contributed approximately $2,309,000 and $5,974,000, respectively, to these multi-employer union plans.

Note 13.                  Contingencies

During the normal course of operations, the Company is subject to certain claims from subcontractors, mechanic liens and other litigation.  Management is of the opinion that no material obligation will arise from any pending litigation, and that any such loss obligations are fully insured.  Accordingly, no provision has been included in the financial statements for such litigation.

Note 14.                  Subsequent Event

On January 22, 2008, the Company entered into a merger agreement with Energy Services Acquisition Corp. The agreement calls for the stockholders of the Company to receive total consideration of $19 million, reduced by the book value of certain assets to be distributed to the stockholders of the Company.  All except $3 million is to be paid to the stockholders at closing.  The remaining $3 million consists of deferred payments to the stockholders over three years with an interest at a simple rate of 7.5% per annum.

Effective at the close of business on August 15, 2008, the Company was acquired by Energy Services Acquisitions Corp. pursuant to a merger agreement entered into on January 22, 2008.  The stockholders of Energy Services Acquisition Corp. approved the merger agreement at a special meeting on August 15, 2008, to be effective the close of business on that date.

Additionally, under the agreement, the stockholders of the Company are entitled to receive as dividend distributions the earnings of the Company for the year ended December 31, 2007, less $4.2 million, as well as 95% of the Company’s net income earned up to the 2008 month ending immediately prior to the date of closing.  During the period January 1, 2008 to August 15, 2008, the Company’s dividend distributions of 2007 earnings approximated $9 million leaving approximately $7 million of 2008 earnings that could be distributed prior to the closing date of the agreement.  The agreement also provides that if sufficient cash is not available prior to or as of the date of closing, then the difference would be distributed as a short-term non-interest bearing note payable to the stockholders.  Cash was not available at closing, leaving approximately 10.9 million due and payable.

Upon the completion of the acquisition by Energy Services Acquisition Corp., the Company’s previously elected S Corporation status would immediately terminate.  The net income or loss of the Company subsequent to the merger would then be included on the consolidated income tax return of Energy Services Acquisition Corp.  The unaudited pro forma income data presented on the statement of income and retained earnings reflect the estimated income taxes that would have been incurred and the resulting net income for the period January 1, 2008 to August 15, 2008, and year ended December 31, 2007, as if the Company had not elected S Corporation status.