Form 10-Q
period 2008-12-31
Energy Services of America CORP
filed 2009-02-17
CIK 1357971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008

☐ Transition report under Section 13 or 15(d) of the Securities Exchange act of 1934

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

(304) 399-6315
(Registrant’s Telephone Number including area code)

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

Smaller Reporting Company ☒

As of February 10, 2009 there were issued and outstanding 12,092,307 shares of the Registrant’s Common Stock.

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2008	September 30, 2008
	(Unaudited)	(Audited)
Assets

Current Assets
Cash and cash equivalents	$13,436,297	$13,811,661
Accounts receivable-trade	16,230,737	38,578,810
Allowance for doubtful accounts	(366,605)	(363,819)
Retainages receivable	6,779,360	6,303,690
Other receivables	828,319	182,598
Costs and estimated earnings in excess of billings on uncompleted contracts	3,903,140	5,272,669
Prepaid expenses and other	801,316	1,121,101
Total Current Assets	41,612,564	64,906,710

Property, Plant and Equipment, at Cost	34,268,478	33,851,552
less Accumulated Depreciation	(1,988,318)	(548,089)
	32,280,160	33,303,463

Goodwill	35,489,643	35,489,643

Total Assets	$109,382,367	$133,699,816

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$10,025,440	$15,040,033
Lines of credit	6,550,000	9,796,208
Accounts payable	4,237,086	11,336,680
Accrued expenses and other current liabilities	6,068,500	9,364,341
Billings in excess of costs and estimated earnings on uncompleted contracts	1,373,934	509,227
Income taxes payable	104,288	1,461,461
Total Current Liabilities	28,359,248	47,507,950

Long-term debt, less current maturities	15,297,948	18,272,186
Long-term debt, payable to shareholder	6,000,000	6,000,000
Deferred Income taxes payable	1,662,463	1,662,463
Total Liabilities	51,319,659	73,442,599

Stockholders’ equity

Preferred, $.0001 par value
Authorized 1,000,000 shares, none issued
Common Stock, $.0001 par value
Authorized 50,000,000 shares
Issued and outstanding 12,092,307
shares	1,209	1,209

Additional paid in capital	55,976,368	55,976,368
Retained earnings	2,085,131	4,279,640
Stockholders’ equity	58,062,708	60,257,217

Total liabilities and stockholders’ equity	$109,382,367	$133,699,816

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED INCOME STATEMENTS
Unaudited

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007

Revenue	$33,679,046	$—

Cost of revenues	35,275,121

Gross profit (loss)	(1,596,075)	—

Selling and administrative expenses	1,714,750	58,374

Income (loss) from operations	(3,310,825)	(58,374)

Other income (expense)
Interest income	36,273	619,160
Other nonoperating income (expense)	161,815	—
Interest expense	(416,772)	—
Gain (loss) on sale of equipment	(7,564)	—
	(226,248)	619,160

Income (loss) before income taxes	(3,537,073)	560,786

Income tax expense (benefit)	(1,342,564)	206,000

Net income (loss)	$(2,194,509)	$354,786

Net income (loss) per share basic	$(0.18)	$0.03

Net income (loss) per share diluted	$(0.18)	$0.03

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007
Operating activities

Net income (loss)	$(2,194,509)	$354,786
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	1,441,888	—
(Gain) loss on sale/disposal of equipment	7,564	—
Accrued income and accretion of investments in trust	—	(614,603)
(Increase) decrease in contracts receivable	22,350,859	—
(Increase) decrease in retainage receivable	(475,670)	—
(Increase) decrease in other receivables	(645,721)	—
(Increase) decrease in cost and estimated earnings in excess of billings on uncompleted contracts	1,369,529	—
(Increase) decrease in prepaid expenses	319,785	(26,555)
Increase (decrease) in accounts payable	(7,099,594)	—
Increase (decrease) in accrued expenses	(3,295,841)	—
Increase (decrease) in billings in excess of cost and estimated earnings on uncompleted contracts	864,707	—
Increase (decrease) in income taxes payable	(1,357,173)	—
Net cash provided by (used in) operating activities	11,285,824	(286,372)

Investing activities
Purchase of investments held in trust fund	—	(10,543,000)
Proceeds from maturites of investments held in trust	—	10,543,000
Investment in property & equipment	(431,181)	—
Proceeds from sales of property and equipment	5,032	—
Net cash used in investing activities	(426,149)	—

Financing activities
Borrowings on lines of credit, net of (repayments)	(3,246,208)	—
Proceeds from issuance of long term debt	58,575	—
Principal payments on long term debt	(8,047,406)	—
Net cash provided by (used in) financing activities	(11,235,039)	—

Increase (decrease) in cash and cash equivalents	(375,364)	756,782
Cash beginning of year	13,811,661	(286,372)
Cash end of year	$13,436,297	$470,410

Supplemental Disclosure of Cash Flow Information:
Interest paid	$416,772	$—
Income taxes paid	$—	$217,500

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For Three Months Ended December 31, 2008 and 2007
Unaudited

					Total Stockholders’ Equity
	Common Stock		Additional Paid in Capital	Retained Earnings
	Shares	Amount

Balance at September 30, 2007	9,030,860	$903	$38,564,710	$1,468,482	$40,034,095

Accretion related to common stock subject to possible redemption	—	—	(120,000)	—	(120,000)

Net Income (Loss)	—	—	—	354,786	354,786

Balance at December 31, 2007	9,030,860	$903	$38,444,710	$1,823,268	$40,268,881

Balance at September 30, 2008	12,092,307	$1,209	$55,976,368	$4,279,640	$60,257,217

Net Income (Loss)	—	—	—	(2,194,509)	(2,194,509)

Balance at December 31, 2008	12,092,307	$1,209	$55,976,368	$2,085,131	$58,062,708

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND ORGANIZATION:

Energy Services of America Corporation, formerly known as Energy Services Acquisition Corp., (the Company) was incorporated in Delaware on March 31, 2006 as a blank check company whose objective was to acquire an operating business or businesses. On September 6, 2006 the Company sold 8,600,000 units in the public offering at a price of $6.00 per unit. Each unit consisted of one share of the Company’s common stock and two common stock purchase warrants for the purchase of a share of common stock at $5.00. The warrants could not be exercised until the later of the completion of the business acquisition or one year from issue date. The Company operated as a blank check company until August 15, 2008. On that date the Company acquired S.T. Pipeline, Inc. and C.J. Hughes Construction Company, Inc. with proceeds from the Company’s Initial Public Offering. S. T. Pipeline and C. J Hughes are operated as wholly owned subsidiaries of the Company.

          Interim Financial Statements

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the years ended September 30, 2008 and 2007 included in the Company’s Form 10-K filed December 29, 2008. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to interim financial reporting rules and regulations of the “SEC”. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the periods ended December 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year, or for any other interim period.

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

Critical Accounting Policies

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

           Current and Non Current Accounts Receivable and Provision for Doubtful Accounts The Company provides an allowance for doubtful accounts when collection of an account is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates relating to, among others, our customer’s access to capital, our customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. While most of our Customers are large well capitalized companies, should they experience material changes in their revenues and cash flows or incur other difficulties and not be able to pay the amounts owed, this could cause reduced cash flows and losses in excess of our current reserves. At December 31, 2008, the management review deemed that the allowance for doubtful accounts was adequate to cover any anticipated losses.

2. UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts as of December 31, 2008 and September 30, 2008 are summarized as follows:

	December 31, 2008	September 30, 2008

Costs incurred on contracts in progress	$54,762,671	$57,723,456
Estimated earnings, net of estimated losses	3,493,619	6,562,540
	58,256,290	64,285,996

Less Billings to date	55,727,084	59,522,554

	$2,529,206	$4,763,442

Costs and estimated earnings in excess of billings on uncompleted contracts	$3,903,140	$5,272,669
Less Billings in excess of costs and estimated earnings on uncompleted Contracts	1,373,934	509,227
	$2,529,206	$4,763,442

3. SIGNIFICANT CHANGES IN LONG TERM CONTRACTS

During the three months ended December 31, 2008 the Company experienced changes in two significant projects at one of the subsidiaries. These changes had a $3.2 million dollar negative effect on the gross margin for the period. The changes resulted from inclement weather and other adverse working conditions which hampered progress on the work on these projects during the quarter. Management believes that this was an unusual occurrence and not indicative of future performance.

4. PROPERTY AND EQUIPMENT

	December 31, 2008	September 30, 2008
Property and Equipment consists of the following:

Land	$702,000	$702,000
Buildings and leasehold improvements	239,815	253,944
Operating equipment and vehicles	33,011,478	32,859,797
Office equipment, furniture and fixtures	315,185	35,811
	34,268,478	33,851,552
Less Accumulated Depreciation and Amortization	1,988,318	548,089

Property and equipment net	$32,280,160	$33,303,463

5. RELATED PARTY DEBT

Total long-term debt at December 31, 2008 was $31 million, of which, $13 million was payable to certain directors, officers and former owners of an acquired company. The related party debt consist of a $6 million note due in August 2010, a $3 million note payable on August 15 each year at $1 million per year over the next three years and a $4 million is payable as collections of receivables that were outstanding at August 15, 2008, which are associated with the receivables of an acquired subsidiary, are received. The remaining $18 million consists of debt incurred for capital acquisitions made by the subsidiaries prior to their acquisition by the Company.

6. EARNINGS PER SHARE

The amounts used to compute the basic and diluted earnings per share for the three months ended December 31, 2008 and 2007 respectfully is illustrated below:

	Three Months Ended December 31
	2008	2007

Net Income (Loss) from continuing operations available to common shareholders	$(2,194,509)	$354,786

Weighted average shares outstanding basic	12,092,307	10,750,000

Effect of dilutive warrants	-0-	2,443,218
Weighted average shares outstanding diluted	12,092,307	13,193,218

Net Income (Loss) per share-basic	$(0.18)	$0.03
Net Income (Loss) per share-diluted	$(0.18)	$0.03

7. SUBSEQUENT EVENT

On February 6, 2009, the company filed with the SEC a registration statement relating to the registration of 2,150,000 shares of common stock held by initial shareholders of the Company and 2,964,763 shares issued in connection with the acquisition of C.J. Hughes Construction Company, Inc. as well as 3,076,923 warrants to purchase shares of common stock held by initial shareholders of the Company and the 3,076,923 shares underlying those warrants.

On January 15, 2009 the Company filed with the SEC a registration statement relating to the registration of 1,200,000 shares of common stock to be offered to employees in an employee benefit plan.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          You should read the following discussion of the financial condition and results of operations of Energy Services in conjunction with the “Unaudited Pro Forma Consolidated Financial information “ appearing in this section of this report as well as the historical financial statements and related notes contained elsewhere herein. Among other things, those historical consolidated financial statements include more detailed information regarding the basis of presentation for the following information.

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

          These forward-looking statements are not guarantees of future performance and involve or rely on a number of risks, uncertainties, and assumptions that are difficult to predict or beyond Energy Services’ control. Energy Services has based its forward-looking statements on management’s beliefs and assumptions based on information available to management at the time the statements are made. Actual outcomes and results may differ materially from what is expressed, implied and forecasted by forward-looking statements and any or all of Energy Services’ forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions and by known or unknown risks and uncertainties.

          All of the forward-looking statements, whether written or oral, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements or that are otherwise included in this report. In addition, Energy Services does not undertake and expressly disclaims any obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of this report or otherwise.

Overview

          Energy Services was formed on March 31, 2006, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. It operated as a “Blank Check Company” until August 15, 2008 at which time it completed the acquisitions of S.T. Pipeline, Inc. and C.J. Hughes Construction Company, Inc. S.T. Pipeline and C.J. Hughes are considered predecessor companies to Energy Services. The discussion of financial condition and operating results include the results of the two predecessors prior to the acquisition. This discussion is based in part on pro-forma income statement information. The Company acquired S.T. Pipeline for $16.2 million in cash and $3.0 million in a promissory note. The C.J. Hughes purchase price totalled $34 million, one half of which was in cash and one half in Energy Services common stock. The acquisitions are accounted for under the purchase method and the financial results of both acquisitions are included in the results of Energy Services from the date of acquisition.

          Since the acquisitions, Energy Services has been engaged in one segment of operations which is providing contracting services for energy related companies. Currently Energy Services primarily services the Gas, Oil and Electrical industries though it does some other incidental work. For the Gas industry, the Company is primarily engaged in the construction, replacement and repair of natural gas pipelines and storage facilities for utility companies and private natural gas companies. Energy Services is involved in the construction of both interstate and intrastate pipelines, with an emphasis on the latter. For the Oil industry the Company provides a variety of services relating to pipeline, storage facilities and plant work. For the Electrical industry, the Company provides a full range of electrical installations and repairs including substation and switchyard services, site preparation, packaged buildings, transformers and other ancillary work with regards thereto. Energy Services’ other services include liquid pipeline construction, pump station construction, production facility construction, water and sewer pipeline installations, various maintenance and repair services and other services related to pipeline construction. The majority of the Company’s customers are located in West Virginia, Virginia, Ohio, Kentucky and North Carolina. The Company builds, but does not own, natural gas pipelines for its customers that are part of both interstate and intrastate pipeline systems that move natural gas from producing regions to consumption regions as well as building and replacing gas line services to individual customers of the various utility companies.

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

Seasonality: Fluctuation of Results

          Our revenues and results of operations can and usually are subject to seasonal variations. These variations are the result of weather, customer spending patterns, bidding seasons and holidays. The second fiscal quarter of the year is typically the slowest in terms of revenues because inclement weather conditions cause delays in production and customers usually do not plan large projects during that time. While usually better than the second fiscal quarter, the first fiscal quarter often has some inclement weather which can cause delays in production, reducing the revenues the Company receives and/or increasing the production costs. Also in the first quarter there are holidays which can limit production. The third fiscal quarter usually is least impacted by weather and usually has the largest number of projects underway.

          In addition to the fluctuations discussed above, the pipeline industry can be highly cyclical, reflecting variances in capital expenditures in relation to energy price fluctuations. As a result, our volume of business may be adversely affected by where our customers’ businesses are in relation to energy infrastructure expenditures and thereby their financial condition as to their capital needs and access to capital to finance those needs.

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

          Depreciation. Depreciation is included in our cost of revenue. This is a common practice in the energy services industry, but can make comparability to other companies difficult.

Selling, General and Administrative Expenses

          Selling, general and administrative expenses consist primarily of compensation and related benefits to management, administrative salaries and benefits, marketing, communications, office and utility costs, professional fees, bad debt expense, letter of credit fees, general liability insurance and miscellaneous other expenses.

Results of Operations

          Because the Company had no operations during the three months ended December 31, 2007 the information set forth below for the three months ended December 31, 2007 and the corresponding analysis of the comparative three months ended December 31, 2008 and December 31, 2007 is based on actual results for the three months ended December 31, 2008 and pro forma results as of December 31, 2007. This information is based upon and should be read in conjunction with the more detailed information included in the section titled “Unaudited Pro Forma Consolidated Financial Information”.

Energy Services of America Corporation
ST Pipeline, Inc./C J Hughes

	(Unaudited) Three Months Ended December 31,		Pro Forma Three Months Ended December 31,
	2008	Percent	2007	Percent
Contract Revenues	$33,679,046	100.0%	$62,747,854	100.0%
Cost of Revenues	35,275,121	104.7%	45,164,879	72.0%
Gross Profit (Loss)	(1,596,075)	-4.7%	17,582,975	28.0%
General and administrative expenses	1,714,750	5.1%	1,428,602	2.3%
Net income (loss) from operations before taxes	(3,310,825)	-9.8%	16,154,373	25.7%
Interest Income	36,273	0.1%	428,700	0.7%
Interest Expense	(416,772)	-1.2%	(460,507)	-0.7%
Other Income (Expense)	154,251	0.5%	274,536	0.4%
Net Income (loss) before tax	(3,537,073)	-10.5%	16,397,103	26.1%
Income taxes (benefit)	(1,342,564)	-4.0%	6,564,867	10.5%
Net Income (Loss)	$(2,194,509)	-6.5%	$9,832,235	15.7%

Weighted average shares outstanding- basic	12,092,307		12,092,307
Weighted average shares- diluted	12,092,307		14,535,525

Net income (Loss) per share- basic	$(0.18)		$0.81
Net income (Loss) per share- diluted	$(0.18)		$0.68

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION

          The following tables set forth summary financial information for our pro forma consolidated results for the three months ended December 31, 2007. The information is presented to show what the consolidated income statements would have looked like had the transactions with S.T. Pipeline and C.J. Hughes been completed at the beginning of that period. The information includes such adjustments as deemed necessary to reflect the transactions in a proper manner. This information should be read in conjunction with the notes thereto as well as the financial statements for the various entities included elsewhere in this document.

          The unaudited pro forma information is for informational purposes only and is not intended to represent or be indicative of the consolidated results of operations that we would have reported had the merger transactions been completed as of the date presented and should not be taken as representative of our future consolidated results of operations.

Energy Services of America Corporation
ST Pipeline, Inc./C J Hughes
Pro Forma Combined, Condensed, Consolidated Statement of Income

	Energy Services of America Corporation Three months ended December 31, 2007	ST Pipeline Three months Ended December 31, 2007	ST Pipeline Pro Forma Adjustments		C J Hughes Three months Ended December 31, 2007	C J Hughes Pro Forma Adjustments		Redemption Adjustments		Pro Forma Combined
	(Unaudited)	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)		(Unaudited)		(Unaudited)

Contract Revenues		$37,520,704			$25,227,150					$62,747,854
Cost of Revenues		22,409,224	$302,703	(1)	22,248,923	$204,028	(1)			45,164,879
Gross Profit		15,111,480	(302,703)		2,978,227	(204,028)		—		17,582,975
General and administrative expenses	$58,374	419,290			950,938					1,428,602
										—

Net income (loss) from operations	(58,374)	14,692,190	(302,703)		2,027,289	(204,028)		—		16,154,373

Interest Income	619,160	10,574	(49,998	) (2)	21,346	(52,913	) (2)	(119,469	) (5)	428,700
Interest Expense		(80,916)	(56,250	) (3)	(323,341)					(460,507)
Other Income (Expense)		274,475			61					274,536

Income before income taxes	560,786	14,896,323	(408,951)		1,725,355	(256,941)		(119,469)		16,397,103

Income taxes	206,000	—	5,794,949	(4)	—	611,706	(4)	(47,788	) (6)	6,564,867

Net Income	$354,786	$14,896,323	$(6,203,900)		$1,725,355	$(868,647)		$(71,681)		$9,832,235

Weighted average shares outstanding	10,750,000					2,964,763		(1,622,456)		12,092,307

Weighted average shares- diluted	13,193,218					2,964,763		(1,622,456)		14,535,525

Net income per share- basic	$0.03									$0.81

Net income per share- diluted	$0.03									$0.68

Notes to pro forma income statement

(1)	These adjustments represent the added depreciation created from the mark to market of the fixed assets of S.T. Pipeline and C.J. Hughes as required by purchase accounting.

(2)
These adjustments reflect the interest income lost from the cash payments made to the shareholders of S.T. Pipeline and C.J. Hughes, etc. had the transaction been completed at the beginning of each period and therefore not earning interest.

(3)
This adjustment is to reflect the added interest cost that would have occurred relating to the notes issued to the Shareholders of S.T. Pipeline had the transaction been in place for the respective periods.

(4)
S.T. Pipeline and C.J. Hughes were both Sub S corporations and therefore had no Federal income taxes. These entries are to reflect the estimated taxes for these companies had they been a part of Energy Services during the respective periods.

(5)
In accordance with the bylaws of Energy Services, shareholders had the right to vote against the transactions and request their shares be redeemed. These entries reflect the lost interest income from the purchase of those shares so redeemed.

(6)	These entries are to reflect the tax savings related to the interest income lost on the payments to redeem shares.

2008 Actual compared to 2007 Pro Forma

          Revenues. Revenues decreased by $29 million or 46.3% to $34 million for the three months ended December 31, 2008. This decrease was primarily due to major projects at S.T. Pipeline and C.J. Hughes completed in 2007 that did not reoccur in 2008 as well as seasonal decreases in revenues due to weather conditions.

          Cost of Revenues. The three months ended December 21, 2007 was one of the most profitable periods in the predecessor Companies’ histories with a gross profit of $18 million or 28%. The three months ended December 31, 2008 resulted in a $1.6 million gross loss. As a result of this loss, the cost of revenues was significantly higher as a percentage of revenue than expected for the three months ended December 31, 2008. Cost of revenues decreased by 22%.

          Gross Profit. For the three months ended December 31, 2008 we had a gross loss $1.6 million. This was compared to a $18 million profit in the three month period ended December 31, 2007. The loss was the result of two particular projects at one of the operating subsidiaries which lost $3.2 million for the quarter and those losses more than offset the normal performance at the other subsidiaries. The losses resulted from inclement weather and other adverse working conditions which hampered progress on the work on these projects during the quarter. We believe that this was an unusual occurrence and not indicative of future performance.

          Selling general and administrative expenses. Selling, general and administrative increased by $300,000 (20.0%) to $1.7 million for the three months ended December 31, 2008. This increase was partially due to establishing new offices in Barboursville, WV. Increases in wages, supplies, etc. accounted for the remaining increase.

          Income from Operations. Income from operations decreased $19 million or 120.5% to a $3.0 million loss for the three months ended December 31, 2008. This is a function of the previous categories.

          Interest Income. Interest income decrease $392,000 which was due to funds being used for the acquisition of C.J. Hughes and S.T. Pipeline.

          Interest Expense. Interest Expense decreased by $44,000 to $417,000 for the three months ended December 31, 2008. This decrease was primarily driven by the reduction in the prime interest rate on which most of our financing is based.

          Other Income. Other income decreased by $120,000 to $154,000 for the three months ended December 31, 2008. This decrease was driven by the reduction of rental of equipment to outside parties.

          Net Income(Loss). Net Income decreased by $12 million or 122.3% to a net loss of $2.2 million for the three months ended December 31, 2008. The decrease occurred due to the various changes as previously discussed, principally the large decline in gross profit.

Comparison of Financial Condition

          The Company had total assets at December 31, 2008 of $109.4 million. Some of the primary components of the balance sheet were accounts receivable which totaled $16.2 million down $22.3 million from the September 30, 2008 balances. This large reduction was driven by the collections from two significant projects which were completed during the current period. No significant projects have been contracted, at this point in time, to replace that revenue stream. We are currently bidding on at several significant projects and expect accounts receivable to return to the $30 million range. Other major categories of assets at December 31, 2008 included cash of $13.4 million and fixed assets of $32.3 million. Liabilities totaled $51.3 million down $22.1 million from the September 30, 2008 balances. This decrease was primarily due to reductions in accounts payable and debt.

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

          Stockholders’ Equity. Stockholders’ equity decreased from $60.3 million at September 30, 2008 to $58.1 million at December 31, 2008. This decrease was due to the net loss of $2.2 million for the three months ended December 31, 2008.

Liquidity and Capital Resources

Cash Requirements

          We anticipate that our cash and cash equivalents on hand at September 30, 2008 which totaled $13.4 million along with our credit facilities available to us and our anticipated future cash flows from operations will provide sufficient cash to meet our operating needs. However, with the anticipated future energy shortage nationwide and the increased demand for our services, we could be faced with needing significant additional working capital. Also, current general credit tightening resulting from the general banking and other economic contraction that has occurred in the second half of 2008, has impaired the availability of credit facilities for future operational needs. A prolonged restriction in borrowing capacity may limit the growth ability of the Company.

Sources and uses of Cash

          As of December 31, 2008, we had $13.4 million in cash, working capital of $13.2 million and long term debt net of current maturities of $21.3 million.

Off-Balance Sheet transactions

          Due to the nature of our industry, we often enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Though for the most part not material in nature, some of these are:

Leases

          Our work often requires us to lease various facilities, equipment and vehicles. These leases usually are short term in nature, one year or less, though when warranted we may enter into longer term leases. By leasing equipment, vehicles and facilities, we are able to reduce our capital outlay requirements for equipment vehicles and facilities that we may only need for short periods of time. The Company currently rents two parcels of real estate from stockholders-directors of the company under long-term lease agreements. The one agreement calls for monthly rental payments of $5,000 and extends through January 1, 2012. The second agreement is for the Company’s headquarter offices and is rented from a corporation in which two of the Company’s directors are shareholders. The agreement began November 1, 2008 and runs through 2011 with options to renew past that. It calls for a monthly rental of $7,500 per month.

Letters of Credit

          Certain of our customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors, vendors, etc. on various customer projects. At December 31, 2008, the Company was contingently liable on an irrevocable Letter of Credit for $950,000 to guarantee payments of insurance premiums to the group captive insurance company through which the Company obtains its general liability insurance.

Performance Bonds

          Some customers, particularly new ones, or governmental agencies require us to post bid bonds, performance bonds and payment bonds. These bonds are obtained through insurance carriers and guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the insurer make payments or provide services under the bond. We must reimburse the insurer for any expenses or outlays it is required to make. Depending upon the size and conditions of a particular contract, we may be required to post letters of credit or other collateral in favor of the insurer. Posting of these letters or other collateral reduce our borrowing capabilities. Historically, the Company has never had a payment made by an insurer under these circumstances and does not anticipate any claims in the foreseeable future. At December 31, 2008, we had $26.1 million in bonds issued by the insurer outstanding.

Concentration of Credit Risk

          In the ordinary course of business the company grants credit under normal payment terms, generally without collateral, to our customers, which include natural gas and oil companies, general contractors, and various commercial and industrial customers located within the United States. Consequently, we are subject to potential credit risk related to business and economic factors that would affect these companies. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosure, we may take title to the underlying assets in lieu of cash in settlement of receivables. The Company had three customers that exceeded ten percent of revenues for the year ended December 31, 2008. Those companies were Equitable Resources, Columbia Gas and Markwest which accounted for 40% of revenues.

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

Related Party Transactions

          Total long-term debt at December 31, 2008 was $31 million, of which, $13 million was payable to certain directors, officers and former owners of an acquired company. The related party debt consist of a $6 million note due in August 2010, a $3 million note payable on August 15 each year at $1 million per year over the next three years and a $4 million note payable as collections of receivables that were outstanding at August 15, 2008, which are associated with the receivables of an acquired subsidiary, are received.

Inflation

          Due to relatively low levels of inflation during the three months ended December 31, 2007 and 2008, inflation did not have a significant effect on our results.

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

          Current and Non Current Accounts Receivable and Provision for Doubtful Accounts The Company provides an allowance for doubtful accounts when collection of an account is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates relating to, among others, our customer’s access to capital, our customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. While most of our Customers are large well capitalized companies, should they experience material changes in their revenues and cash flows or incur other difficulties and not be able to pay the amounts owed, this could cause reduced cash flows and losses in excess of our current reserves. At December 31, 2008, the management review deemed that the allowance for doubtful accounts was adequate to cover any anticipated losses.

Outlook

          The following statements are based on current expectations. These statements are forward looking, and actual results may differ materially.

          Recently our customers have been experiencing high demand for their products, particularly Natural Gas. Accordingly, we normally would expect to see projected spending for our customers on their transmission and distribution systems increasing dramatically over the next few years. However, with the current uncertainty in the economy the demand for the customer’s project could wane and also their ability to fund planned projects could be reduced. The Company’s backlog at December 31, 2008 was $54 million and while adding additional business projects appears likely, no assurances can be given that the Company will be successful in bidding on projects that become available. Moreover, even if the Company obtains contracts, there can be no guarantee that the projects will go forward if the current economic instability continues.

          If the increased demand experienced in fiscal 2008 continues, we believe that the Company will continue to have opportunities to continue to improve both revenue volumes and the margins thereon. However, as noted above, if the current economic conditions persist, growth could be limited.

          If growth continues, we will be required to make additional capital expenditures for equipment to keep up with that need. Currently, it is anticipated that in fiscal 2009, the Company’s needed capital expenditures will be between $2.0 million and $4.0 million dollars. However, if the customer demands continue to grow, this number could change dramatically. Significantly higher capital expenditure requirements could of course put a strain on the Company’s cash flows and require additional borrowings.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

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

          There has been no change in Energy Services of America Corporation’s internal control over financial reporting during Energy Services of America Corporation’s first quarter of fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1A. Risk Factors

Please see the information disclosed in the “Risk Factors” section of our Form 10-K as filed with the Securities and Exchange Commission on December 29, 2008, and which is incorporated herein by reference.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          (a) Prior to completing our public offering on September 6, 2006, we sold the following shares of common stock without registration under the Securities Act of 1933, as amended:

Name	Number of Shares	Relationship to Us
Marshall T. Reynolds	537,500	Chairman of the Board, Chief Executive Officer and Director
Jack M. Reynolds	430,000	Director
Edsel R. Burns	537,500	President and Director
Neal W. Scaggs	107,500	Director
Joseph L. Williams	107,500	Director
Douglas Reynolds	430,000	Director (1)

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

          On April 5, 2006, we entered into a warrant placement agreement with our initial stockholders for the sale of the following warrants without registration under the Securities Act of 1933, as amended:

Name	Number of Warrants	Relationship to Us
Marshall T. Reynolds	2,692,303	Chairman of the Board, Chief Executive Officer and Director
Jack M. Reynolds	76,924	Director
Edsel R. Burns	76,924	President and Director
Neal W. Scaggs	76,924	Director
Joseph L. Williams	76,924	Director
Douglas Reynolds	76,924	Director (1)

(1) Douglas Reynolds is the son of Marshall T. Reynolds and the brother of Jack M. Reynolds.

          The Company filed with the Securities and Exchange Commission (SEC) a registration statement on February 6, 2009 with respect to the common stock and warrants. As of the date of this report the registration statement had not been declared effective by the SEC.

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

          We paid a total of $4,128,000 in underwriting discounts and commissions, including $1,032,000 for the underwriters’ non-accountable expense allowance of 2.0 % of the gross proceeds, and approximately $774,000 for other costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the other offering expenses, the total net proceeds to us from the offering that were deposited into a trust fund were $48,972,000. On August 15, 2008 the Company completed the acquisitions of S.T. Pipeline ($16 million cash) and C.J. Hughes Construction ($17 million cash) with the remaining funds in the trust being transferred to the general account of the Company.

          Energy Services of America Corporation did not repurchase any shares of its common stock during the relevant period.

ITEM 4. Submission of Matters to a vote of Security Holders

On November 19, 2008, the Company held its annual meeting of stockholders. At the annual meeting stockholders the following matters were considered by stockholders. The number of votes cast for, against or withheld as well as the number of abstention and broker non-votes is set forth below.

1. Election of Directors

	For	Withheld

Marshall T. Reynolds	9,775,818	22,434

Edsel R. Burns	9,780,318	17,934

Jack M. Reynolds	9,777,318	20,934

Neal W. Scaggs	9,779,318	18,934

Joseph L. Williams	9,771,018	27,234

Richard M. Adams, Jr.	9,779,318	18,934

Keith Molihan	9,777,818	20,434

Douglas Reynolds	9,777,318	20,934

Eric Dosch	9,779,298	18,954

James Shafer	9,779,298	20,934

2. Ratification of the appointment of the Independent Registered Accounting Firm

For	Against	Abstain	Broker Non-Vote

9,774,368	11,600	12,184

3. Approval of the Energy Services of America Corporation 2009 Employee Stock Purchase Plan

For	Against	Abstain	Broker Non-Vote

9,331,518	33,214	21,650

ITEM 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY SERVICES OF AMERICA CORPORATION

Date: February 17, 2009	By:	s/s Marshall T. Reynolds
Marshall T. Reynolds
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: February 17, 2009	By:	s/s Edsel R. Burns
Edsel R. Burns
President

Date: February 17, 2009	By:	s/s Larry A. Blount
Larry A. Blount
Chief Financial Officer