Form 10-K/A
period 2008-09-30
Energy Services of America CORP
filed 2009-05-06
CIK 1357971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2008
OR
o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File Number: 001-32998

Energy Services of America Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-4606266
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2450 First Avenue, Huntington, West Virginia	25703
(Address of Principal Executive Office)	(Zip Code)

(304) 528-2791
(Registrant’s Telephone Number including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange On Which Registered

Common Stock, par value $0.0001 per share	American Stock Exchange

Units (each Unit consisting of one share of Common Stock and two Warrants)	American Stock Exchange

Warrants (each Warrant is exercisable for one share of Common Stock)	American Stock Exchange

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
(Do not check if a Smaller reporting Company)

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

DOCUMENTS INCORPORATED BY REFERENCE

EXPLANATORY NOTE

          Energy Services of America Corporation is filing this Amendment to its Annual Report on Form 10-K for the period ended September 30, 2008 (the “Annual Report”) to correct certain disclosure errors identified during a regulatory review of the Company’s Securities and Exchange Commission filings. This Form 10-K/A only amends disclosures to Items 11 and 13 to include previously omitted information.

          This Amendment does not reflect events that have occurred after the filing date of the Annual Report on Form 10-K that the Company originally filed with the Securities and Exchange Commission on December 29, 2008, or modify or update the disclosures presented in the original Form 10-K, except to reflect the corrections described above. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K.

Energy Services of America Corporation
Annual Report On Form 10-K/A
For The Fiscal Year Ended
September 30, 2008

Table Of Contents

PART III

PART III

ITEM 11.          Executive Compensation

          No executive officer or director has received any compensation (cash or other) for services rendered during the year ended September 30, 2008.

          Summary Compensation Table. The following table shows for the fiscal years ended September 30, 2008 and 2007, the compensation of our principal executive officer. No executive officer received total compensation of $100,000 or more for services to us or any of our subsidiaries during the year ended September 30, 2008.

Name and principal position	Year		Salary ($)	Bonus ($)	All other compensation ($)	Total ($)
Marshall T. Reynolds,	2008		—	—	—	—
Chairman of the Board,	2007		—	—	—	—
Chief Executive Officer and Secretary

Edsel R. Burns, President	2008	(1)	93,750	100,000	2,900	196,650
of CJ Hughes Construction Company, Inc.	2007	(1)	125,000	—	1,900	126,900

(1)
Information for Mr. Burns for the year ended December 31, 2007 and the period from January 1, 2008 through August 15, 2008 reflects compensation paid by CJ Hughes Construction Company, Inc. pre-acquisition. Compensation from August 15, 2008 through September 30, 2008 reflects compensation paid by CJ Hughes Construction Company, Inc. and consisted solely of salary totaling $15,753, 401(k) matching contribution of $236 and car lease payments of $942.

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

Report of the Compensation Committee on Executive Compensation

          As of the end of fiscal 2008, Energy Services paid no compensation to any executive officer except for the period from August 15, 2008 through September 30, 2008. Because the majority of the compensation was paid to the individual named above by the predecessor company and the Company paid such compensation from August 15, 2008 through September 30, 2008 in order to honor the terms of his existing employment terms with CJ Hughes Construction Company, Inc., the independent members of the Board of Directors have not met in their capacity as the Compensation Committee and have not formulated any policies on executive compensation. If we offer compensation in the future to our executive officers, including our Chief Executive Officer, we will adopt standards and policies to govern compensation.

ITEM 13.          Certain Relationships and Related Transactions, and Director Independence

Transactions with Certain Related Persons

          The Company leases its headquarter offices from a corporation in which two directors, Douglas Reynolds and Jack Reynolds are significant shareholders. One of the Company’s subsidiaries, ST Pipeline, leases its offices from Director James Shafer. Management feels that the rentals are comparable to similar rates for similar space in independent transactions. From time to time, the Company may purchase office supplies or furniture from Chapman Printing, Co. which is owned in part by Marshall Reynolds.

1

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

          On March 30, 2006, we issued 2,150,000 shares of our common stock to the parties set forth below for $25,000 in cash, as follows:

Name	Number of Shares	Relationship to Us
Marshall T. Reynolds	537,500	Chairman of the Board, Chief Executive Officer and Secretary(1)
Jack M. Reynolds	430,000	Director, President and Chief Financial Officer(1)
Edsel R. Burns	537,500	Director
Neal W. Scaggs	107,500	Director
Joseph L. Williams	107,500	Director
Douglas Reynolds	430,000	Director nominee (1)

(1)	Douglas Reynolds is the son of Marshall T. Reynolds and the brother of Jack M. Reynolds.

          The holders of the majority of these shares may request that we register these shares pursuant to an agreement signed on September 6, 2006. We will use our best efforts to prepare and file such registration statement, although we are not obligated to do so. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow. In addition, these stockholders may request certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will use our best efforts to prepare and file such registration statements although we are not obligated to do so. We will bear the expenses incurred in connection with the filing of any such registration statements.

          Five of our directors as well as Douglas Reynolds and as agreed with Ferris, Baker Watts, Incorporated, purchased in the aggregate 3,076,923 warrants in a private placement that occurred prior to our initial public offering at a price of $0.65 per warrant. In no event shall we be obligated to settle these warrants, in whole or in part, for cash. Therefore any and all such warrants can expire unexercised or unredeemed.

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

          The Board of Directors has adopted a policy that the independent directors of the Board of Directors shall meet in executive sessions periodically, which meetings may be held in conjunction with regularly scheduled board meetings. Three executive sessions were held during the fiscal year ended September 30, 2007 and three were held during the fiscal year ended September 30, 2008.

2

ITEM 15.          Exhibits and Financial Statement Schedules

          The exhibits filed as a part of this Form 10-K/A are as follows:

(a)(3)	Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	The exhibits listed under (a)(3) above are filed herewith.

(c)	Not applicable.

3

SIGNATURES

          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY SERVICES OF AMERICA CORPORATION

Date: May 6, 2009	By:	/s/ Marshall T. Reynolds
Marshall T. Reynolds
Chairman and Chief Executive Officer
(Duly Authorized Representative)

          Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Position	Date

By:	/s/ Marshall T. Reynolds	Chairman of the Board,	May 6, 2009
	Marshall T. Reynolds	Chief Executive Officer

By:	/s/ Jack R. Reynolds	Director	May 6, 2009
Jack R. Reynolds

President and Director
By:	/s/ Edsel R. Burns	(Principal Executive Officer)	May 6, 2009
Edsel R. Burns

Secretary/Treasurer, Chief
Financial Officer
By:	/s/ Larry A. Blount	(Principal Financial and Accounting Officer)	May 6, 2009
Larry A. Blount

By:	/s/ Neal W. Scaggs	Director	May 6, 2009
Neal W. Scaggs

By:	/s/ Joseph L. Williams	Director	May 6, 2009
Joseph L. Williams

By:	/s/ Richard M. Adams, Jr.	Director	May 6, 2009
Richard M. Adams, Jr.

By:	/s/ Keith Molihan	Director	May 6, 2009
Keith Molihan

By:	/s/ Douglas Reynolds	Director	May 6, 2009
Douglas Reynolds

By:	/s/ Eric Dosch	Director	May 6, 2009
Eric Dosch

By:	/s/ James Shafer	Director	May 6, 2009
James Shafer