Form 10-Q/A
period 2008-12-31
Energy Services of America CORP
filed 2009-05-06
CIK 1357971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

          Energy Services of America Corporation is filing this Amendment to its Quarterly Report on Form 10-Q for the period ended December 31, 2008 (the “Quarterly Report”) to correct certain disclosure errors identified during a regulatory review of the Company’s Securities and Exchange Commission filings. This Form 10-Q/A only amends disclosures to correct the certifications pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) and revise the notes to pro forma income statement as previously disclosed in Item 2.

          This Amendment does not reflect events that have occurred after the filing date of the Quarterly Report on Form 10-Q that the Company originally filed with the Securities and Exchange Commission on February 17, 2009, or modify or update the disclosures presented in the original Form 10-Q, except to reflect the corrections described above. Accordingly, this Form 10-Q/A should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q.

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

Overview

          Energy Services was formed on March 31, 2006, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. It operated as a “Blank Check Company” until August 15, 2008 at which time it completed the acquisitions of S.T. Pipeline, Inc. and C.J. Hughes Construction Company, Inc. S.T. Pipeline and C.J. Hughes are considered predecessor companies to Energy Services. The discussion of financial condition and operating results include the results of the two predecessors prior to the acquisition. This discussion is based in part on pro-forma income statement information. The Company acquired S.T. Pipeline for $16.2 million in cash and $3.0 million in a promissory note. The C.J. Hughes purchase price totaled $34 million, one half of which was in cash and one half in Energy Services common stock. The acquisitions are accounted for under the purchase method and the financial results of both acquisitions are included in the results of Energy Services from the date of acquisition.

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

Results of Operations

          Because the Company had no operations during the three months ended December 31, 2007 the information set forth below for the three months ended December 31, 2007 and the corresponding analysis of the comparative three months ended December 31, 2008 and December 31, 2007 is based on actual results for the three months ended December 31, 2008 and pro forma results as of December 31, 2007. This information is based upon and should be read in conjunction with the more detailed information included in the section titled “Unaudited Pro Forma Consolidated Financial Information.”

Energy Services of America Corporation
ST Pipeline, Inc./C J Hughes

	(Unaudited) Three Months Ended December 31, 2008	Percent	Pro Forma Three Months Ended December 31, 2007	Percent
Contract Revenues	$33,679,046	100.0%	$62,747,854	100.0%
Cost of Revenues	35,275,121	104.7%	45,164,879	72.0%
Gross Profit (Loss)	(1,596,075)	-4.7%	17,582,975	28.0%
General and administrative expenses	1,714,750	5.1%	1,428,602	2.3%
Net income (loss) from operations before taxes	(3,310,825)	-9.8%	16,154,373	25.7%
Interest Income	36,273	0.1%	428,700	0.7%
Interest Expense	(416,772)	-1.2%	(460,507)	-0.7%
Other Income (Expense)	154,251	0.5%	274,536	0.4%
Net Income (Loss) before tax	(3,537,073)	-10.5%	16,397,103	26.1%
Income taxes (benefit)	(1,342,564)	-4.0%	6,564,867	10.5%
Net Income (Loss)	(2,194,509)	-6.5%	9,832,235	15.7%

Weighted average shares outstanding- basic	12,092,307		12,092,307
Weighted average shares- diluted	12,092,307		14,535,525

Net income (Loss) per share- basic	$(0.18)		$0.81
Net income (Loss) per share- diluted	$(0.18)		$0.68

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

Energy Services of America Corporation
ST Pipeline, Inc./C J Hughes
Pro Forma Combined, Condensed, Consolidated Statement of Income

	Energy Services of America Corporation Three months ended December 31, 2007	ST Pipeline Three months Ended December 31. 2007	ST Pipeline Pro Forma Adjustments		C J Hughes Three months Ended December 31. 2007	C J Hughes Pro Forma Adjustments		Redemption Adjustments		Pro Forma Combined
	(Unaudited)	(Unaudited)			(Unaudited)

Contract Revenues		$37,520,704			$25,227,150					$62,747,854
Cost of Revenues		22,409,224	$302,703	(1)	22,248,923	$204,028	(1)			45,164,879
Gross Profit		15,111,480	(302,703)		2,978,227	(204,028)		—		17,582,975
General and administrative expenses	$58,374	419,290			950,938					1,428,602

Net income (loss) from operations	(58,374)	14,692,190	(302,703)		2,027,289	(204,028)		—		16,154,373

Interest Income	619,160	10,574	(49,998	) (2)	21,346	(52,913	) (2)	(119,469	) (5)	428,700
Interest Expense		(80,916)	(56,250	) (3)	(323,341)					(460,507)
Other Income (Expense)		274,475			61					274,536

Income before income taxes	560,786	14,896,323	(408,951)		1,725,355	(256,941)		(119,469)		16,397,103

Income taxes	206,000	—	5,794,949	(4)	—	611,706	(4)	(47,788	) (6)	6,564,867

Net Income	$354,786	$14,896,323	$(6,203,900)		$1,725,355	$(868,647)		$(71,681)		$9,832,235

Weighted average shares outstanding	10,750,000					2,964,763		(1,622,456)		12,092,307

Weighted average shares- diluted	13,193,218					2,964,763		(1,622,456)		14,535,525

Net income per share- basic	$0.03									$0.81

Net income per share- diluted	$0.03									$0.68

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

(3)
This adjustment is to reflect the added interest cost that would have occurred relating to the notes issued to the Shareholders of S.T. Pipeline had the transaction been in place for the respective periods

(4)
S.T. Pipeline and C.J. Hughes were both Sub S corporations and therefore had no Federal income taxes. These entries are to reflect the estimated taxes for these companies had they been a part of Energy Services during the respective periods.

(5)
In accordance with the bylaws of Energy Services, shareholders had the right to vote against the transactions and request their shares be redeemed. These entries reflect the lost interest income from the purchase of those shares so redeemed.

(6)	These entries are to reflect the tax savings related to the interest income lost on the payments to redeem shares.

2008 Actual compared to 2007 Pro Forma

          Revenues. Revenues decreased by $29 million or 46.3% to $34 million for the three months ended December 31, 2008. A primary factor in this decrease was a large project at ST Pipeline in 2007 that did not reoccur in 2008. ST Pipeline had revenues in the quarter ended December 31, 2007 of $37.5 million while the quarter ended December 31, 2008 had revenues of $5.3 million. This decrease was due primarily to the one large contract that was previously discussed. This decrease more than offset some increases at the other companies for the period.

          Cost of Revenues. The three months ended December 21, 2007 was one of the most profitable periods in the predecessor Company’s history with a gross profit of $18 million or 28%. The three months ended December 31, 2008 resulted in a $1.6 million gross loss. As a result of this loss, the cost of revenues was significantly higher as a percentage of revenue than expected for the three months ended December 31, 2008. Cost of revenues decreased by 22%.

          Gross Profit. For the three months ended December 31, 2008 we had a gross loss $1.6 million. This was compared to a $18 million profit in the three month period ended December 31, 2007. The loss was the result of two particular projects at one of the operating subsidiaries which lost $3.2 million for the quarter and those losses more than offset the normal performance at the other subsidiaries. There was a combination of events that resulted in the losses on these jobs. First, the Customer had several other projects that were supposed to start in the quarter that they decided to delay. The pricing had been established on these projects under the assumption of getting the added work. When that did not occur, many costs that would have been spread over all the jobs then had to be absorbed into these two existing jobs. Also, there were unplanned work stoppages initiated by the customer for the thanksgiving and Christmas holidays which resulted in added payroll costs of approximately $450,000. These jobs have been completed and since this was an unusual occurrence for portions of projects linked together get delayed and normally when planning a project you know of scheduled work stoppages, we believe that the results of these jobs is not indicative of future performance. We believe that this was an unusual occurrence and not indicative of future performance.

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

          Interest Expense Interest Expense decreased by $44,000 to $417,000 for the three months ended December 31, 2008. This decrease was primarily driven by the reduction in the prime interest rate on which most of our financing is based.

          Other Income. Other income decreased by $120,000 to $154,000 for the three months ended December 31, 2008. This decrease was driven by the reduction of rental of equipment to outside parties.

          Net Income (Loss). Net Income decreased by $12 million or 122.3% to a net loss of $2.2 million for the three months ended December 31, 2008. The decrease occurred due to the various changes as previously discussed, principally the large decline in gross profit.

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

Related Party Transactions

          In the normal course of business, we enter into transactions from time to time with related parties. These transactions typically would not be material in nature and would usually would relate to real estate, vehicle or equipment rentals. However, from previous acquisition transactions the Company currently has $13 million of long-term debt to current directors, officers, and former owners of an acquired company.

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

          If the increased demand experienced in fiscal 2009 continues, we believe that the Company will continue to have opportunities to continue to improve both revenue volumes and the margins thereon. However, as noted above, if the current economic conditions persist, growth could be limited.

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

ENERGY SERVICES OF AMERICA CORPORATION

Date: May 6, 2009	By:	/s/ Marshall T. Reynolds
Marshall T. Reynolds
Chairman and Chief Executive Officer

Date: May 6, 2009	By:	/s/ Edsel R. Burns
Edsel R. Burns
President
(Principal Executive Officer)

Date: May 6, 2009	By:	/s/ Larry A. Blount
Larry A. Blount
Chief Financial Officer
(Principal Financial and Accounting Officer)