Form 10-Q
period 2009-03-31
Energy Services of America CORP
filed 2009-05-14
CIK 1357971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended  March 31, 2009

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange act of 1934

         For the transition period from _______________ to _________________


                           Commission File Number:  001-32998


                     Energy Services of America Corporation
                    ----------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

        Delaware                                          20-4606266
       ---------                                         -------------
(State or Other Jurisdiction                          (I.R.S. Employer
of Incorporation or Organization)                     Identification Number)

100 Industrial Lane, Huntington, West Virginia                  25702
----------------------------------------------                 -------
(Address of Principal Executive Office)                      (Zip Code)

                                 (304) 399-6315
                                ---------------
               (Registrant's Telephone Number including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES X NO .

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]  Accelerated Filer [ ]  Non-Accelerated Filer [  ]

Smaller Reporting Company   [X]

As of May 10, 2009 there were issued and outstanding 12,092,307 shares of the Registrant's Common Stock.

     Indicate  by check mark  whether  the  Registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act). YES       NO X
                                               -----     ----

Transitional Small Business Disclosure Format (check one)    Yes     No  X
                                                                ---     ---

Part 1: Financial Information

Item 1. Financial Statements (Unaudited):

         Consolidated Balance Sheets                                       1

         Consolidated Statements of Income                                 2

         Consolidated   Statements of Cash Flows                           3

         Consolidated Statements of Changes in Stockholders' Equity        4

         Notes to Unaudited Consolidated Financial Statements              5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         9

Item 3   Quantitative and Qualitative Disclosures about Market Risk       24

Item 4.  Controls and Procedures                                          24


Part II: Other Information

Item 1A.  Risk Factors                                                    25

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds    25

Item 4.    Submission of Matters to a vote of Security Holders            26

Item 6.   Exhibits                                                        26

Signatures                                                                27

                     ENERGY SERVICES OF AMERICA CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                March 31,          September 30,
Assets                                                                             2009                2008
                                                                              -------------       --------------
                                                                               (Unaudited)           (Audited)
Current Assets
       Cash and cash equivalents                                               $ 10,394,339        $ 13,811,661
       Accounts receivable-trade                                                 14,136,210          38,578,810
       Allowance for doubtful accounts                                             (366,585)           (363,819)
       Retainages receivable                                                      4,840,592           6,303,690
       Other receivables                                                            175,232             182,598
       Costs and estimated earnings in excess of billings
         on uncompleted contracts                                                 2,526,326           5,272,669
       Prepaid expenses and other                                                 3,838,256           1,121,101
                                                                               ------------        ------------
            Total Current Assets                                                 35,544,370          64,906,710
                                                                               ------------        ------------
Property, plant and equipment, at cost                                           34,817,892          33,851,552
       less accumulated depreciation                                             (3,458,148)           (548,089)
                                                                               ------------        ------------
                                                                                 31,359,744          33,303,463
Goodwill                                                                         35,489,643          35,489,643
                                                                               ------------        ------------
       Total Assets                                                            $102,393,757        $133,699,816
                                                                               ============        ============
Liabilities and Stockholders' Equity
Current Liabilities
       Current maturities of long-term debt                                     $ 9,418,614        $ 15,040,033
       Lines of credit                                                            6,550,000           9,796,208
       Accounts payable                                                           4,634,536          11,336,680
       Accrued expenses and other current liabilities                             6,159,399           9,364,341
       Billings in excess of costs and estimated earnings
        on uncompleted contracts                                                    436,829             509,227
       Income taxes payable                                                               -           1,461,461
                                                                                ------------        ------------
            Total Current Liabilities                                            27,199,378          47,507,950
                                                                                ------------        ------------
       Long-term debt, less current maturities                                   14,099,713          18,272,186
       Long-term debt, payable to shareholder                                     5,900,000           6,000,000
       Deferred income taxes payable                                                      -           1,662,463
                                                                                ------------        ------------
            Total Liabilities                                                    47,199,091          73,442,599
                                                                                ------------        ------------
Stockholders' equity

       Preferred, $.0001 par value                                                        -                   -
          Authorized 1,000,000 shares, none issued
       Common stock, $.0001 par value
            Authorized 50,000,000 shares
            Issued and outstanding 12,092,307
            shares                                                                    1,209               1,209

       Additional paid in capital                                                55,976,368          55,976,368
       Retained earnings                                                           (782,911)          4,279,640
                                                                               ------------        ------------
       Stockholders' equity                                                      55,194,666          60,257,217
                                                                               ------------        ------------
       Total liabilities and stockholders' equity                              $102,393,757        $133,699,816
                                                                               ============        =============

The Accompanying Notes are an integral Part of These Financial Statements

                     ENERGY SERVICES OF AMERICA CORPORATION
                         CONSOLIDATED INCOME STATEMENTS
                                    Unaudited

                                                  Three Months Ended      Three Months Ended    Six Months Ended    Six Months Ended
                                                       March 31,               March 31,             March 31,          March 31,
                                                        2009                    2008                 2009                2008
                                                 -------------------      -----------------     ----------------    ----------------
                                                    (Unaudited)             (Unaudited)          (Unaudited)         (Unaudited)
Revenue                                            $ 18,944,621            $         -          $ 52,623,667         $          -

Cost of revenues                                     21,202,424                      -            56,477,545                    -
                                                 -------------------      -----------------     ----------------    ----------------
      Gross profit (loss)                            (2,257,803)                     -            (3,853,878)                   -

Selling and administrative expenses                   1,952,884                140,645             3,667,634              199,019
                                                 -------------------      -----------------     ----------------    ----------------
      Income (loss) from operations                  (4,210,687)              (140,645)           (7,521,512)            (199,019)

Other income (expense)
      Interest income                                    13,537                463,425                49,810            1,082,585
      Other nonoperating income (expense)              (406,900)                     -              (245,085)                   -
      Interest expense                                 (456,197)                     -              (872,969)                   -
      Gain (loss) on sale of equipment                   (1,533)                     -                (9,097)                   -
                                                 -------------------      -----------------     ----------------    ----------------
                                                       (851,093)               463,425            (1,077,341)           1,082,585
                                                 -------------------      -----------------     ----------------    ----------------
      Income (loss) before income taxes              (5,061,780)                322,780            (8,598,853)             883,566

      Income tax expense (benefit)                   (2,193,738)                138,000            (3,536,302)             344,000
                                                 -------------------      -----------------     ----------------    ----------------
Net income (loss)                                  $ (2,868,042)           $    184,780          $ (5,062,551)       $     539,566
                                                 ===================      =================     ================    ================
      Net income (loss) per share basic                 $ (0.24)           $       0.02          $      (0.42)       $        0.05
                                                 ===================      =================     ================    ================
      Net income (loss) per share diluted               $ (0.24)           $       0.01          $      (0.42)       $        0.04
                                                 ===================      =================     ================    ================

The Accompanying Notes are an integral Part of These Financial Statements
                                       2

                     ENERGY SERVICES OF AMERICA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                                                       Six Months Ended       Six Months Ended
                                                                                           March 31,            March 31,
  Operating activities                                                                       2009                  2008
                                                                                       -----------------      ----------------
  Net income (loss)                                                                    $ (5,062,551)             $ 539,566

  Adjustments to reconcile net income (loss) to net cash used in operating activities:

     Depreciation expense                                                                 2,911,986                      -
    (Gain) loss on sale/disposal of equipment                                                 9,097                      -
     Accrued income and accretion of investments in trust                                         -               (507,436)
    (Increase) decrease in contracts receivable                                          24,445,366                      -
    (Increase) decrease in retainage receivable                                           1,463,098                      -
    (Increase) decrease in other receivables                                                  7,366                      -
    (Increase) decrease in cost and estimated earnings in excess of billings
       on uncompleted contracts                                                           2,746,343                      -
    (Increase) decrease in prepaid expenses                                              (2,717,154)              (459,302)
    Increase (decrease) in accounts payable                                              (6,702,143)                     -
    Increase (decrease) in accrued expenses                                              (3,204,943)                     -
    Increase (decrease) in billings in excess of cost and estimated earnings
       on uncompleted contracts                                                             (72,398)                     -
    Increase (decrease) in income taxes payable                                          (1,461,461)                     -
    Increase (decrease) in deferred income tax payable                                   (1,662,463)                     -
                                                                                        -----------            -----------
  Net cash (used in) provided by operating activities                                    10,700,143               (427,172)
                                                                                        -----------            -----------
  Investing activities
  Purchase of investments held in trust fund                                                      -            (21,000,000)
  Proceeds from maturites of investments held in trust                                            -             21,000,000
  Investment in property & equipment                                                       (984,596)                     -
  Proceeds from sales of property and equipment                                               7,232                      -
                                                                                        -----------            -----------
  Net cash (used in) provided by investing activities                                      (977,364)                     -
                                                                                        -----------            -----------
  Financing activities
  Loans from shareholder                                                                   (100,000)                     -
  Borrowings on lines of credit, net of (repayments)                                     (3,246,209)                     -
  Proceeds from long term debt                                                              834,019                      -
  Principal payments on long term debt                                                  (10,627,911)                     -
                                                                                        -----------            -----------
  Net cash (used in) provided by financing activities                                   (13,140,101)                     -
                                                                                        -----------            -----------
  Increase (decrease) in cash and cash equivalents                                       (3,417,322)              (427,172)
  Cash beginning of period                                                               13,811,661                756,782
                                                                                        -----------            -----------
  Cash end of period                                                                    $10,394,339            $   329,610
                                                                                        ===========            ===========
  Supplemental schedule of noncash investing and financing activities
  Purchases of property & equipment under financing agreements                          $    48,566            $         -
                                                                                        ===========            ===========
  Supplemental disclosures of cash flow information:
  Cash paid during the year for:
  Interest paid                                                                         $   916,326              $       -
                                                                                        ===========            ===========
  Income taxes paid                                                                     $ 1,500,000              $ 567,500
                                                                                        ===========            ===========

The Accompanying Notes are an integral Part of These Financial Statements

             ENERGY SERVICES OF AMERICA CORPORATION
                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For Six Months Ended March 31, 2008 and 2009
                     Unaudited

                                                                                                                   Total
                                                           Common Stock         Additional Paid    Retained      Stockholders'
                                                        Shares       Amount      in Capital        Earnings         Equity
                                                        -------------------     ---------------    ---------     --------------

Balance at September 30, 2007                           9,030,860    $  903       $38,564,710     $1,468,482      $40,034,095

Accretion related to common stock subject to
   possible redemption                                          -         -          (102,048)             -         (102,048)

Net Income (Loss)                                               -         -                 -        539,566          539,566
                                                       ----------    -------      -----------     ----------      -----------
Balance at March 31, 2008                               9,030,860    $  903       $38,462,662     $2,008,048      $40,471,613
                                                       ==========    =======      ===========     ==========      ===========

Balance at September 30, 2008                          12,092,307    $1,209       $55,976,368     $4,279,640      $60,257,217

Net Income (Loss)                                               -         -                -      (5,062,551)      (5,062,551)
                                                       ----------    -------      -----------     ----------      -----------
Balance at March 31, 2009                              12,092,307    $1,209       $55,976,368     $ (782,911)     $55,194,666
                                                       ==========    =======      ===========     ==========      ===========


The Accompanying Notes are an integral Part of These Financial Statements
                                       4

                     ENERGY SERVICES OF AMERICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   BUSINESS AND ORGANIZATION:

     Energy Services of America Corporation, formerly known as Energy Services Acquisition Corp., (the Company) was incorporated in Delaware on March 31, 2006 as a blank check company whose objective was to acquire an operating business or businesses. On September 6, 2006 the Company sold 8,600,000 units in the public offering at a price of $6.00 per unit. Each unit consisted of one share of the Company's common stock and two common stock purchase warrants for the purchase of a share of common stock at $5.00. The warrants could not be exercised until the later of the completion of the business acquisition or one year from issue date. The Company operated as a blank check company until August 15, 2008. On that date the Company acquired S.T. Pipeline, Inc. and C.J. Hughes Construction Company, Inc. with proceeds from the Company's Initial Public Offering. S. T. Pipeline and C. J Hughes are operated as wholly owned subsidiaries of the Company.

     Interim Financial Statements

     The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the Company's audited financial statements and footnotes thereto for the years ended September 30, 2008 and 2007 included in the Company's Form 10-K filed December 29, 2008. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to interim financial reporting rules and regulations of the "SEC". However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.

     Principles of Consolidation

     The consolidated financial statements of Energy Services include the accounts of Energy Services and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, references to Energy Services include Energy Services and its consolidated subsidiaries.

         Reclassifications

     Certain   reclassifications  have  been  made  in  prior  years'  financial statements to conform to classifications used in the current year.

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

     Revenue Recognition We recognize revenue for cost plus and unit price contracts when services are performed or units are completed. These jobs are typically billed at month end for revenue earned. Revenue from fixed price contracts are recognized under the percentage of completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. Such contracts generally provide that the customer accept completion of progress to date and compensate us for services rendered, measured typically in terms of units installed, hours expended or some other measure of progress. Contract costs typically include all direct material, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation. Provisions for the total estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and their effects are recognized in the period in which the revisions are determined.

     Current and Non Current Accounts Receivable and Provision for Doubtful Accounts The Company provides an allowance for doubtful accounts when collection of an account is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates relating to, among others, our customer's access to capital, our customer's willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. While most of our Customers are large well capitalized companies, should they experience material changes in their revenues and cash flows or incur other difficulties and not be able to pay the amounts owed, this could cause reduced cash flows and losses in excess of our current reserves. At March 31, 2009, the management review deemed that the allowance for doubtful accounts was adequate to cover any anticipated losses.

     Goodwill The Company's goodwill was acquired in two separate purchase transactions that were consummated on August 15, 2008. The Company has selected July 1 for its annual impairment testing date which is the first day of the fourth fiscal quarter. In accordance with paragraph 28 of SFAS 142 goodwill will be tested for impairment between annual testing dates if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has not preformed a goodwill impairment test in the current year.

2.   UNCOMPLETED CONTRACTS

     Costs, estimated earnings, and billings on uncompleted contracts as of March 31, 2009 and September 30, 2008 are summarized as follows:



                                                         March 31, 2009           September 30, 2008

Costs incurred on contracts in progress                    $24,615,270               $57,723,456
Estimated earnings, net of estimated losses                  2,096,726                 6,562,540
                                                           -----------               -----------
                                                            26,711,996                64,285,996

Less   Billings to date                                     24,622,499                59,522,554
                                                           -----------               -----------
                                                           $ 2,089,497               $ 4,763,442
                                                           ===========               ===========
Costs and estimated earnings in excess of billings
 on uncompleted contracts                                    2,526,326                 5,272,669
Less Billings in excess of costs and estimated
   earnings on uncompleted contracts                           436,829                   509,227
                                                           -----------               -----------
                                                           $ 2,089,497               $ 4,763,442
                                                           ===========               ===========


 3.  PROPERTY AND EQUIPMENT

                                                        March 31, 2009             September 30, 2008

Property and Equipment consists of the following:

Land                                                     $    702,000                $    702,000
Buildings and leasehold improvements                          248,043                     253,944
Operating equipment and vehicles                           33,543,415                  32,859,797
Office equipment, furniture and fixtures                      324,434                      35,811
                                                          -----------                ------------
                                                           34,817,892                  33,851,552
Less  Accumulated Depreciation and Amortization             3,458,148                     548,089

Property and equipment net                                $31,359,744                $ 33,303,463
                                                          ===========                ============

4.   RELATED PARTY DEBT

     Total long-term debt at March 31, 2009 was $29.4 million, of which, $11.8 million was payable to certain directors, officers and former owners of an acquired company. The related party debt consist of a $5.9 million note due in August 2010, a $3 million note payable on August 15 each year at $1 million per year over the next three years and a $2.9 million note payable as collections of receivables that were outstanding at August 15, 2008, which are associated with the receivables of an acquired subsidiary, are received. The remaining $17.6 million consists of debt incurred for capital acquisitions made by the subsidiaries.

 5.  EARNINGS PER SHARE

     The amounts used to compute the basic and diluted earnings per share for the three months ended March 31, 2009 and and six months ended March 31, 2009 and the three months ended March 31, 2008 and the six months ended March 31, 2008 are illustrated below:

                                                                    Three Months Ended               Six Months Ended
                                                                          March 31,                        March 31,

                                                                     2009          2008             2009            2008


Net Income (Loss) from continuing operations available
       to common shareholders                                    $(2,868,042)   $  184,780       $(5,062,551)     $ 539,566

Weighted average shares outstanding basic                         12,092,307    10,750,000        12,092,307     10,750,000


Effect of dilutive warrants                                              -0-     2,567,820              -0-        2,505,519

Weighted average shares outstanding diluted                       12,092,307    13,317,820        12,092,307      13,255,519
                                                                 ===========    ==========        ==========      ==========

Net Income (Loss) per share-basic                                $     (0.24)   $     0.02        $    (0.42)     $     0.05
                                                                  ===========   ==========        ==========      ==========
Net Income (Loss) per share-diluted                              $     (0.24)   $     0.01        $    (0.42)     $     0.04
   ===========            ======


6. STOCK PURCHASE PLAN

     At the annual meeting of the shareholders on November 19, 2008 of the shareholders approved the establishment of an employee stock purchase plan. The stock purchase plan authorizes the issuance of up to 1,200,000 shares of common stock for purchase by eligible employees. A participant's stock purchased during a calendar year may not exceed the lesser of (a) a percentage of the participant's compensation or a total amount as specified by the compensation committee of the Board, or (b) $25,000. The stock will be offered at a purchase price of at least 85% of its fair market value on the date of purchase.

     The major plan provisions cover the purposes of the plan, effective date and duration, administration, eligibility, stock type, stock purchase limitations, price of stock, participation election, payroll deductions, payment for stock, date of purchase, termination of agreement, termination of employment, recapitalization, change of control, assignability, Stockholder rights, compliance with code section 423, amendment and termination, application of funds, tax withholdings, governing laws, employment at will and arbitration.

     The Company accounts for its equity based compensation under SFAS No. 123(R), Share-Based Payments. Under the provisions of SFAS No. 123(R), the Company has adopted a fair value based method of accounting for employee equity based plans, whereby compensation cost is measured at the grant date based on the value of the award (the discount on the stock purchase) and is recognized at the purchase date, as there is no vesting period. As a result, compensation expense relating to the stock purchase plan will be reflected in net income as part of "Salaries and employee benefits" on the Consolidated Statements of Income.

     There have been no agreements with any employees made under this plan as of the period ending March 31, 2009.

7. COMMITMENTS AND CONTINGENCIES

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion of the financial condition and results of operations of Energy Services in conjunction with the "Unaudited Pro Forma Consolidated Financial information " appearing in this section of this report as well as the historical financial statements and related notes contained elsewhere herein. Among other things, those historical consolidated financial statements include more detailed information regarding the basis of presentation for the following information.

Forward Looking Statements

     Within Energy Services' financial statements and this discussion and analysis of the financial condition and results of operations, there are included statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "project," "forecast," "may," "will," "should," "could," "expect," "believe," "intend" and other words of similar meaning.

     These forward-looking statements are not guarantees of future performance and involve or rely on a number of risks, uncertainties, and assumptions that are difficult to predict or beyond Energy Services' control. Energy Services has based its forward-looking statements on management's beliefs and assumptions based on information available to management at the time the statements are made. Actual outcomes and results may differ materially from what is expressed, implied and forecasted by forward-looking statements and any or all of Energy
Services' forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions and by known or unknown risks and uncertainties.

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

Company Overview

     Energy Services was formed on March 31, 2006, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. It operated as a "Blank Check Company" until August 15, 2008 at which time it completed the acquisitions of S.T. Pipeline, Inc. and C.J. Hughes Construction Company, Inc. S.T. Pipeline and C.J. Hughes are considered predecessor companies to Energy Services. The discussion of financial condition and operating results include the results of the two predecessors prior to the acquisition. This discussion is based in part on pro-forma income statement information. The Company acquired S.T. Pipeline for $16.2 million in cash and $3.0 million in a promissory note. The C.J. Hughes purchase price totalled $34 million, one half of which was in cash and one half in Energy Services common stock. The acquisitions are accounted for under the purchase method and the financial results of both acquisitions are included in the results of Energy Services from the date of acquisition.

     Since the acquisitions, Energy Services has been engaged in one segment of operations which is providing contracting services for energy related companies. Currently Energy Services primarily services the gas, oil and electrical industries though it does some other incidental work. For the gas industry, the Company is primarily engaged in the construction, replacement and repair of natural gas pipelines and storage facilities for utility companies and private natural gas companies. Energy Services is involved in the construction of both interstate and intrastate pipelines, with an emphasis on the latter. For the oil industry the Company provides a variety of services relating to pipeline, storage facilities and plant work. For the electrical industry, the Company provides a full range of electrical installations and repairs including substation and switchyard services, site preparation, packaged buildings, transformers and other ancillary work with regards thereto. Energy Services' other services include liquid pipeline construction, pump station construction, production facility construction, water and sewer pipeline installations, various maintenance and repair services and other services related to pipeline construction. The majority of the Company's customers are located in West Virginia, Virginia, Ohio, Kentucky and North Carolina. The Company builds, but does not own, natural gas pipelines for its customers that are part of both interstate and intrastate pipeline systems that move natural gas from producing regions to consumption regions as well as building and replacing gas line services to individual customers of the various utility companies.

     The Company enters into various types of contracts, including competitive unit price, cost-plus (or time and materials basis) and fixed price (lump sum) contracts. The terms of the contracts will vary from job to job and customer to customer though most contracts are on the basis of either unit pricing in which the Company agrees to do the work for a price per unit of work performed or for a fixed amount for the entire project. Most of the Company's projects are completed within one year of the start of the work. On occasion, the Company's customers will require the posting of performance and/or payment bonds upon execution of the contract, depending upon the nature of the work performed.

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

Second Quarter Overview

     The following is an overview for the three months ended March 31, 2009:

              Sales                       $18.9 million
              Cost of Revenues             21.2 million
              Gross Profit (Loss)         ( 2.3)million
              Selling & Adm.                2.0 million
              Net Income(Loss)            (2.9) million

     The second quarter for the Company is typically a slow period for our business line. The slower cycle of our business has been exacerbated by the current recessionary economic conditions we find ourselves in. The Company adjusted the estimated profit at completion on three projects during this quarter resulting in a reduction in profits of $1.5 million. The Company also experienced excessive down time on its equipment fleet during this period. The Company used this time to perform needed maintenance to ensure the equipment is in good working order when our workflow increases. Equipment costs are charged to direct costs and then typically allocated to the jobs. This quarter did not produce enough job revenue to cover those costs resulting in a reduction in gross margins of approximately $800,000. Selling and administrative costs for this quarter remained at first quarter levels. We do not expect these costs to increase in the remaining quarters for fiscal year ending September 30, 2009.

     The Company's cash and cash equivalents decreased by $3 million, with working capital decreasing by $4.9 million during this quarter. Accounts receivable and retainage receivable decreased by $4.0 million during the quarter, and long-term debt was reduced by $1.3 million.

Seasonality: Fluctuation of Results

     Our revenues and results of operations can be and usually are subject to seasonal variations. These variations are the result of weather, customer spending patterns, bidding seasons and holidays. The second fiscal quarter of the year is typically the slowest in terms of revenues because inclement weather conditions cause delays in production and customers usually do not plan large projects during that time. While usually better than the second fiscal quarter, the first fiscal quarter often has some inclement weather which can cause delays in production, reducing the revenues the Company receives and/or increasing the production costs. Also in the first quarter there are holidays which can limit production. The third fiscal quarter usually is least impacted by weather and usually has the largest number of projects underway.

     In addition to the fluctuations discussed above, the pipeline industry can be highly cyclical, reflecting variances in capital expenditures in relation to energy price fluctuations. As a result, our volume of business may be adversely affected by where our customers' businesses are in relation to energy infrastructure expenditures and thereby their financial condition as to their capital needs and access to capital to finance those needs.

     Accordingly, our operating results in any particular quarter or year may not be indicative of the results that can be expected for any other quarter or any other year. You should read "Understanding Gross Margins" and "Outlook" below for discussions of trends and challenges that may affect our financial condition and results of operations.

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

     Seasonal. As discussed above, seasonal patterns can have a significant impact on gross margins. Usually, business is slower in the winter months when construction is difficult to undertake versus the warmer months.

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

Results of Operations

     Because the Company had no operations during the six months ended March 31, 2008 the information set forth below for the six months ended March 31, 2008 and the corresponding analysis of the comparative six months ended March 31, 2009 and March 31, 2008 is based on actual results for the six months ended March 31, 2009 and pro forma results as of March 31, 2008. This information is based upon and should be read in conjunction with the more detailed information included in the section titled "Unaudited Pro Forma Consolidated Financial Information."

Energy Services of America Corporation
ST Pipeline,Inc/CJ Hughes


                                                         (Unaudited)        Pro Forma           (Unaudited)         Pro Forma
                                                         Three Months      Three Months          Six Months        Six Months
                                                            Ended             Ended                Ended              Ended
                                                          3/31/2009         3/31/2008            3/31/2009         3/31/2008

Contract Revenues                                       $ 18,944,621      $ 32,742,278         $ 52,623,667      $ 95,490,132
Cost of Revenues                                          21,202,424        29,605,895           56,477,545        74,770,774
Gross Profit (Loss)                                       (2,257,803)        3,136,383           (3,853,878)       20,719,358
Selling and administrative expenses                        1,952,884         2,334,798            3,667,634         3,763,400

Income ( Loss) from operations before taxes               (4,210,687)          801,585           (7,521,512)       16,955,958

Interest Income                                               13,537          (130,978)              49,810           297,722
Interest Expense                                            (456,197)         (404,599)            (872,969)         (865,106)
Other Income (Expense)                                      (408,433)          193,792             (254,182)          468,329

Income (Loss) before tax                                  (5,061,780)          459,800           (8,598,853)       16,856,903

Income taxes (Benefit)                                    (2,193,738)          270,255           (3,536,302)        6,835,122

Income (Loss) before variable interest entity             (2,868,042)          189,545           (5,062,551)       10,021,781

Income(Loss) attributable to variable interest entity             -             34,661                    -            34,661

Net Income (Loss)                                       $ (2,868,042)       $  224,206          $(5,062,551)     $ 10,056,442

Weighted average shares outstanding- basic                12,092,307        12,092,307           12,092,307        12,092,307

Weighted average shares-  diluted                         12,092,307        14,660,127           12,092,307        14,597,834

 Net income (Loss) per share- basic                     $      (0.24)       $     0.02          $     (0.42)     $       0.83

 Net income (Loss) per share- diluted                   $      (0.24)       $     0.02          $     (0.42)     $       0.69

UNAUDITED  PRO FORMA CONSOLIDATED FINANCIAL INFORMATION

     The following tables set forth summary financial information for our pro forma consolidated results for the six months ended March 31, 2008. The information is presented to show what the consolidated income statements would have looked like had the transactions with S.T. Pipeline and C.J. Hughes been completed at the beginning of that period. The information includes such adjustments as deemed necessary to reflect the transactions in a proper manner. This information should be read in conjunction with the notes thereto as well as the financial statements for the various entities included elsewhere in this document.

     The unaudited pro forma information is for informational purposes only and is not intended to represent or be indicative of the consolidated results of operations that we would have reported had the merger transactions been completed as of the date presented and should not be taken as representative of our future consolidated results of operations.

                        Energy Services Acquisition Corp.
                          ST Pipeline, Inc./C J Hughes
         Pro Forma Combined, Condensed, Consolidated Statement of Income
                                   (Unaudited)

                                                     ESA           ST Pipeline                    C J Hughes
                                                 Three Months      Three Months                  Three Months
                                                    Ended             Ended       ST Pipeline       Ended          C J Hughes
                                                  March 31,          March 31,     Pro Forma       March 31,        Pro Forma
                                                    2008              2008        Adjustments        2008          Adjustments
                                                --------------  ---------------  ------------    -------------   --------------
                                                  (Unaudited)     (Unaudited)    (Unaudited)     (Unaudited)     (Unaudited)
Contract Revenues                               $          -     $   11,421,980  $         -      $ 21,320,298    $          -
Cost of Revenues                                           -         10,442,500       (2,703)(1)    18,962,190         203,909 (1)
                                                --------------   --------------  ------------     ------------    ------------
Gross Profit                                               -            979,480         2,703        2,358,108        (203,909)
Selling and administrative expenses                  140,645            588,444             -        1,605,709               -
                                                --------------   --------------  ------------     ------------    -------------
Income( Loss) from operations before taxes          (140,645)           391,036         2,703          752,399        (203,909)
Interest Income                                      463,425             19,320      (299,557)(2)       18,283        (313,276)(2)
Interest Expense                                           -            (49,947)      (56,250)(3)     (298,402)              -
Other Income (Expense)                                     -            111,164             -           82,629               -
                                                --------------   --------------  ------------      -----------    -------------
Income before tax                                    322,780            471,573      (353,104)         554,909        (517,185)
Income taxes (Benefit)                               138,000               -           47,387 (4)       77,447          15,090 (4)
                                                --------------   --------------  ------------      -----------    ------------
Income (Loss) before variable interest entity        184,780            471,573      (400,491)         477,462        (532,275)
Income(Loss) attributable to variable
   interest entity                                         -                 -             -            34,661               -
                                                --------------   --------------  ------------      -----------    ------------
Net Income (Loss)                               $    184,780     $      471,573    $ (400,491)     $   512,123    $   (532,275)
                                                ==============   ==============  ============      ===========    ============
Weighted average shares outstanding- basic        10,750,000                                                         2,964,763
                                                --------------                                                    ------------
Weighted average shares-  diluted                 13,317,820                                                         2,964,763
                                                ==============                                                    ------------
 Net Income (Loss) per share- basic             $       0.02
                                                ==============
 Net Income (Loss)  per share- diluted          $       0.01
                                                ==============

                                                   Redemption      Pro Forma
                                                  Adjustments      Combined
                                                 -------------  --------------
                                                  (Unaudited)     (Unaudited)
Contract Revenues                               $          -     $  32,742,278
Cost of Revenues                                           -        29,605,895
                                                --------------   --------------
Gross Profit                                               -         3,136,383
Selling and administrative expenses                        -         2,334,798
                                                --------------   --------------
Income( Loss) from operations before taxes                 -           801,585
Interest Income                                      (19,173)         (130,978)
Interest Expense                                           -          (404,599)
Other Income (Expense)                                     -           193,792
                                                --------------   --------------
Income before tax                                     (19,173)(5 )     459,800
Income taxes (Benefit)                                 (7,669)(6)      270,255
                                                --------------   --------------
Income (Loss) before variable interest entity         (11,504)         189,545
Income(Loss) attributable to variable
   interest entity                                          -           34,661
                                                --------------   --------------
Net Income (Loss)                               $     (11,504)   $     224,206
                                                ==============   ==============
Weighted average shares outstanding- basic         (1,622,456)      12,092,307
                                                --------------   -------------
Weighted average shares-  diluted                  (1,622,456)      14,660,127
                                                --------------   -------------
 Net Income (Loss) per share- basic                              $        0.02
                                                                 =============
 Net Income (Loss)  per share- diluted                           $       0.02
                                                                 ==============

                        Energy Services Acquisition Corp.
                          ST Pipeline, Inc./C J Hughes
         Pro Forma Combined, Condensed, Consolidated Statement of Income
                                   (Unaudited)

                                                   ESA         ST Pipeline                   C J Hughes
                                                Six months     Six months                    Six months
                                                  Ended           Ended        ST Pipeline     Ended           C J Hughes
                                                 March 31,      March 31,     Pro Forma       March 31,     Pro Forma
                                                   2008           2008         Adjustments      2008          Adjustments
                                               -------------  -------------------------------------------   ----------------
                                                (Unaudited)     (Unaudited)    (Unaudited)    (Unaudited)     (Unaudited)
Contract Revenues                                              $ 48,942,684                   $ 46,547,448
Cost of Revenues                                                 32,851,724    $  300,000 (1)   41,211,113   $    407,937 (1)
                                               -------------  --------------   ----------     ------------   -------------
Gross Profit                                                     16,090,960      (300,000)       5,336,335       (407,937)
Selling and administrative expenses               $ 199,019       1,007,734                      2,556,647
                                               -------------  --------------   -----------    ------------   -------------
Income( Loss) from operations before taxes         (199,019)     15,083,226      (300,000)       2,779,688        (407,937)
Interest Income                                   1,082,585          29,894      (349,555)(2)       39,629        (366,189)(2)
Interest Expense                                                   (130,863)     (112,500)(3)     (621,743)
Other Income (Expense)                                              385,639                         82,690
                                               -------------  --------------   -----------     -----------   -------------
Income (Loss) before tax                            883,566      15,367,896       (762,055)      2,280,264        (774,126)
Income taxes (Benefit)                              344,000               -      5,842,336 (4)      77,447         626,796 (4)
                                               -------------  --------------   -----------     -----------   -------------
Income (Loss) before variable interest entity       539,566      15,367,896     (6,604,391)      2,202,817      (1,400,922)
Income (Loss) attributable to variable
  interest entity                                                    34,661                                          34,661
                                               -------------  --------------   ----------      -----------   -------------
Net Income (Loss)                                 $ 539,566    $ 15,367,896    $(6,604,391)    $ 2,237,478     $(1,400,922)
                                               =============  ==============   ===========     ===========   =============
Weighted average shares outstanding- basic       10,750,000                                                      2,964,771
                                               -------------                                                 -------------
Weighted average shares-  diluted                13,255,519                                                      2,964,771
                                               =============                                                 -------------
 Net Income (Loss) per share- basic                  $ 0.05
                                               =============
 Net income (Loss) per share- diluted                $ 0.04
                                               =============

                                                 Redemption    Pro Forma
                                                Adjustments    Combined
                                               -------------  -------------
                                                (Unaudited)     (Unaudited)
Contract Revenues                               $         -   $   95,490,132
Cost of Revenues                                          -       74,770,774
                                               -------------  --------------
Gross Profit                                              -       20,719,358
Selling and administrative expenses            $          -        3,763,400
                                               -------------  --------------
Income( Loss) from operations before taxes                -       16,955,958
Interest Income                                    (138,642)         297,722
Interest Expense                                          -         (865,106)
Other Income (Expense)                                    -          468,329
                                               -------------  --------------
Income (Loss) before tax                           (138,642)(5)  16,856,903
Income taxes (Benefit)                              (55,457)(6)   6,835,122
                                               -------------  --------------
Income (Loss) before variable interest entity       (83,185)      10,021,781
Income (Loss) attributable to variable
  interest entity                                                     34,661
                                               -------------  --------------
Net Income (Loss)                              $    (83,185)  $   10,056,442
                                               =============  ==============
Weighted average shares outstanding- basic       (1,622,456)      12,092,315
                                               -------------  --------------
Weighted average shares-  diluted                (1,622,456)      14,597,834
                                               -------------  --------------
 Net Income (Loss) per share- basic                           $         0.83
                                                              ==============
 Net income (Loss) per share- diluted                         $         0.69
                                                              ==============

Notes to pro forma income statement

(1) These adjustments represent the added depreciation created from the mark to market of the fixed assets of S.T. Pipeline ($6.1 million) and C.J. Hughes ($4.1 million) as required by purchase accounting. The added depreciation is based on a five year life.

(2) These adjustments reflect the interest income lost from the cash payments made to the shareholders of S.T. Pipeline ($16.3 million) and C.J. Hughes ($17.2 million), etc. had the transaction been completed at the beginning of each period and therefore not earning interest. The actual rates of interest of 4.9 % and 4.25% for the three and six month periods, respectfully, was used in the calculations.

(3) This adjustment is to reflect the added interest cost that would have occurred relating to the $13 .0 million of notes at 7.5% interest issued to the Shareholders of S.T. Pipeline had the transaction been in place for the respective periods.

(4) S.T. Pipeline and C.J. Hughes were both Sub S corporations and therefore had no Federal income taxes. These entries are to reflect the estimated taxes for these companies had they been a part of Energy Services during the respective periods. The combined tax rates used were 40%.

(5) In accordance with the bylaws of Energy Services, shareholders had the right to vote against the transactions and request their shares be redeemed. This entry reflects the lost interest income ($9.7 Million at 1.23%) from the purchase of those shares so redeemed, calculated using the actual rates earned on the investment account for each period.

(6) This entry is to reflect the tax savings related to the interest income lost on the payments to redeem shares. The combined tax rate is 40%.

2009 Actual compared to 2008 Pro Forma

     Revenues. Revenues decreased by $13.8 million (42.1%) to $18.9 million for the three months ended March 31, 2009, and by $42.9 million (44.9%) to $52.6 million for the six months ended March 31, 2009 compared to the pro-forma revenue for the same periods ending in 2008. This decrease was primarily due to major projects at S.T. Pipeline and C.J. Hughes completed in 2008 that did not reoccur in 2009. Several projects with projected start dates in 2009 have been delayed or cancelled due to current economic conditions.

     Cost of Revenues. Costs of Revenues decreased by $8.4 million (28.4%) to $21.2 million for the three months ended March 31, 2009 and by $18.3 million

(24.5%) to $56.5 million for the six months ended March 31, 2009 compared to the pro-forma cost of revenue for the same periods ending in 2008. The major reason for the decrease was due to the completion of some major projects in 2008 with no new similar projects starting in 2009.

     Gross Profit (Loss). Gross profit decreased by $5.3 million (172%) for the three months ended March 31, 2009 to a loss of $2.3 million, and by $24.6 million (118.6%) to a loss of $3.9 million for the six months ended March 31, 2009 compared to the pro-forma gross profit for the same periods in 2008. The loss was the result of two particular projects at one of the operating subsidiaries which lost $3.2 million for the quarter ended December 31, 2008. There was a combination of events that resulted in the losses on these jobs. First, the customer has several other projects that were supposed to start in the quarter that they decided to delay. The pricing has been established on these projects under the assumption of getting the added work. When that did not occur many costs that would have been spread over all the jobs then had to be absorbed into these two existing jobs. Also, there were unplanned work stoppages initiated by the customer for the Thanksgiving and Christmas holidays which resulted in added payroll costs of approximately $450,000. These jobs have been completed and since this was an unusual occurrence for portions of projects linked together to get delayed and normally when planning a project you know of scheduled work stoppages, we believe that the results of these jobs are not indicative of future performance. Total revenues decreased $42.9 million (44.9%) for the six months ended March 31, 2009 which was the other major factor in the reduction of gross margin.

     Selling and administrative expenses. Selling, general and administrative expenses decreased by $382,000 (16.4%) for the three months ended March 31, 2009 and by $96,000 (2.5%) for the six months ended March 31, 2009 compared to the pro-forma selling, general and administrative expenses for the same periods in 2008. These decreases were primarily due to the timing differences in certain administrative expenses, such as bonuses, accounting and professional fees.

     Income (Loss) from Operations. Income from operations decreased $5 million (625.3%) to a loss of $4.2 million for the three months ended March 31, 2009 and decreased by $24.5 million (144.4%) to a loss of $7.5 million for the six months ended March 31, 2009. This is a function of the previous categories.

     Interest Income. Interest income increased by $144,000 (110.3%) for the three months ended March 31, 2009 and decreased by $248,000 (83.3%) for the six months ended March 31, 2009. As a result of decreased revenues and cash collections, the Company used more of its cash reserves than anticipated during the period causing the interest income to go down.

     Interest Expense Interest Expense decreased by $52,000 (12.8%) for the three months ended March 31, 2009 and decreased by $8,000 (0.9%) for the six months ended March 31, 2009. This decrease was primarily driven by the reduction in the prime interest rate on which most of our financing is based as well as reductions made on installment loans.

     Other Income. Other income decreased by $602,000 (310.8%) for the three months ended March 31, 2009 and decreased by $723,000 (154.3%) the six months ended March 31, 2009. This decrease was driven by the reduction of rental of equipment to outside parties.

     Net Income(Loss). Net Income decreased by $3.1 million (1379.2%) to a net loss of $2.9 million for the three months ended March 31, 2009 and decreased $15.1 million (150.3%) to a net loss of $5.1 million for the six months ended March 31, 2009. The decreases occurred due to the various changes as previously discussed, principally the large decline in gross profit to a net loss on contracts.

2008 Historical Operating Results

Energy Services of America Corporation (Standalone)

     The company was a blank check company for the six month period ending March 31, 2008 and had no operations. Net income for the Company for the quarter ended March 31, 2008 was $184,780, which consisted of interest from the trust fund totaling $463,425 offset by $140,645 of expenses, $120,940 of which related to formation and operating cost, $8,500 of which related to due diligence expenses relating to potential acquisitions, $11,205 relating to Delaware franchise tax and income taxes of $138,000. Net income for the six months ended March 31, 2008 was $539,566, which consisted of interest from the trust fund totaling
$1,082,585 offset by $199,019 of expenses, $165,730 of which related to formation and operating cost, $10,879 of which related to due diligence expenses relating to potential acquisitions, $22,410 relating to Delaware franchise tax and income taxes of $344,000.

S.T. Pipeline

     Net income for the three months ended March 31, 2008 was $471,573 which consisted of contract revenues of $11.4 million, $19,320 of interest income and $111,164 of other income offset by $10.4 million of cost of revenues, $588,444 of general and administrative expenses and $49,947 of interest expense. Approximately $6.5 million of the contact revenue for this quarter was generated from the completion of one large project in January 2008. Net income for the six ended March 31, 2008 was $15.4 million which consisted of contract revenues of $48.9 million, $29,894 of interest income and $385,639 of other income offset by $32.9 million of cost of revenues, $1,007,734 of general and administrative expenses and $130,863 of interest expense. Revenue of $39.6 million was generated from the one large project during this six month ending period.

C.J. Hughes Construction Inc.

     Net income for the three months ended March 31, 2008 was $512,123 which consisted of contract revenues of $21.3 million, $18,283 of interest income, $82,629 of other income and $34,661 of income attributable to variable interest entity offset by $19 million of cost of revenues, $1.6 million of general and administrative expenses, $298,402 of interest expense and $77,447 of income taxes. Contract revenue for this period was generated from several contracts, none exceeding 10% of the total revenue for the period. Net income for the six months ended March 31, 2008 was $2.2 million which consisted of contract revenues of $46.5 million, $39,629 of interest income, $82,690 of other income and $34,661 of income attributable to variable interest entity offset by $41.2 million of cost of revenues, $2.6 million of general and administrative expenses, $621,743 of interest expense and $77,447 of income taxes. Contract revenues for the six months ended March 31, 2008 was generated from several smaller projects, none exceeding 10% of total revenue for the period.

The above historical results are included in the pro-forma financial statements discussed earlier.

Comparison of Financial Condition

     The Company had total assets at March 31, 2009 of $102.4 million, down from $133.7 million at September 30, 2008. Some of the primary components of the balance sheet were accounts receivable which totaled $14.1 million down from $38.6 million at September 30, 2008. This large reduction was driven by the collections from two significant projects which were completed during the current period. No significant projects have been contracted, at this point in time, to replace that revenue stream. We are currently bidding on several significant projects. Other major categories of assets at March 31, 2009 included cash of $10.4 million and fixed assets less accumulated depreciation of $31.5 million. Liabilities totaled $47.2 million, down from $73.4 million at September 30, 2008. This decrease was primarily due to reductions in accounts payable and debt.

     Stockholders' Equity. Stockholders' equity decreased from $60.3 million at September 30, 2008 to $55.2 million at March 31, 2009. This decrease was due to the net loss of $5.1 million for the six months ended March 31, 2009.

Liquidity and Capital Resources

Cash Requirements

     We anticipate that our cash and cash equivalents on hand at March 31, 2009 which totaled $10.4 million along with our credit facilities available to us and our anticipated future cash flows from operations will provide sufficient cash to meet our operating needs. However, with the anticipated future energy shortage nationwide and the increased demand for our services, we could be faced with needing significant additional working capital. Also, current general credit tightening resulting from the general banking and other economic contraction that has occurred in the second half of 2008, has impaired the availability of credit facilities for future operational needs. A prolonged restriction in borrowing capacity may limit the growth of the Company.

Sources and uses of Cash

     The net loss for the six months ended March 31, 2009 was $5.1 million. The depreciation expense was $2.9 million. Contracts and other receivables provided $26 million while accounts payable, accrued expenses, and prepaid expenses consumed $12.6 million. Net cash provided by operating activities was $10.7 million. Financing activities consumed $13 million. The lines of credit was reduced by $3.2 million and long term debt was reduced by $9.8 million during this period.

     As of March 31, 2009, we had $10.4 million in cash, working capital of $8.3 million and long term debt net of current maturities of $20 million.

Off-Balance Sheet transactions

     Due to the nature of our industry, we often enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Though for the most part not material in nature, some of these are:

Leases

     Our work often requires us to lease various facilities, equipment and vehicles. These leases usually are short term in nature, one year or less, though when warranted we may enter into longer term leases. By leasing equipment, vehicles and facilities, we are able to reduce our capital outlay requirements for equipment vehicles and facilities that we may only need for short periods of time. The Company currently rents two parcels of real estate from stockholders-directors of the company under long-term lease agreements. The one agreement calls for monthly rental payments of $5,000 and extends through January 1, 2012. The second agreement is for the Company's headquarter offices and is rented from a corporation in which two of the Company's directors are shareholders. The agreement began November 1, 2008 and runs through 2011 with options to renew past that. It calls for a monthly rental of $7,500 per month.

Letters of Credit

     Certain customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors, vendors, etc. on various customer projects. At March 31, 2009, the Company was contingently liable on an irrevocable Letter of Credit for $950,000 to guarantee payments of insurance premiums to the group captive insurance company through which the Company obtains its general liability insurance.

Performance Bonds

     Some customers, particularly new ones, or governmental agencies require us to post bid bonds, performance bonds and payment bonds. These bonds are obtained through insurance carriers and guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the insurer make payments or provide services under the bond. We must reimburse the insurer for any expenses or outlays it is required to make. Depending upon the size and conditions of a particular contract, we may be required to post letters of credit or other collateral in favor of the insurer. Posting of these letters or other collateral reduce our borrowing capabilities. Historically, the Company has never had a payment made by an insurer under these circumstances and does not anticipate any claims in the foreseeable future. At March 31, 2009, we had $43.4 million in bonds issued by the insurer outstanding.

Concentration of Credit Risk

     In the ordinary course of business the company grants credit under normal payment terms, generally without collateral, to our customers, which include natural gas and oil companies, general contractors, and various commercial and industrial customers located within the United States. Consequently, we are subject to potential credit risk related to business and economic factors that would affect these companies. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosure, we may take title to the underlying assets in lieu of cash in settlement of receivables. The Company had two customers that exceeded ten percent of revenues for the six months ended March 31, 2009. At March 31, 2009 those companies were Equitable Resources and Markwest, which accounted for 43% of revenues.

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

Related Party Transactions

     Total long-term debt at March 31, 2009 was $29.4 million, of which, $11.8 million was payable to certain directors, officers and former owners of an acquired company. The related party debt consist of a $5.9 million note due in August 2010, a $3 million note payable on August 15 each year at $1 million per year over the next three years and a $2.9 million note payable as collections of receivables that were outstanding at August 15, 2008, which are associated with the receivables of an acquired subsidiary, are received.

Inflation

     Due to relatively low levels of inflation during the six months ended March 31, 2008 and 2009, inflation did not have a significant effect on our results.

Critical Accounting Policies

     The discussion and analysis of the Company's financial condition and results of operations are based on our pro forma consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates. Management believes the following accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     Revenue Recognition We recognize revenue for cost plus and unit price contracts when services are performed or units are completed. These jobs are typically billed at month end for revenue earned. Revenue from fixed price contracts are recognized under the percentage of completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. Such contracts generally provide that the customer accept completion of progress to date and compensate us for services rendered, measured typically in terms of units installed, hours expended or some other measure of progress. Contract costs typically include all direct material, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation. Provisions for the total estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and their effects are recognized in the period in which the revisions are determined.

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

     Current and Non Current Accounts Receivable and Provision for Doubtful Accounts The Company provides an allowance for doubtful accounts when collection of an account is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates relating to, among others, our customer's access to capital, our customer's willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. While most of our Customers are large well capitalized companies, should they experience material changes in their revenues and cash flows or incur other difficulties and not be able to pay the amounts owed, this could cause reduced cash flows and losses in excess of our current reserves. At March 31, 2009, the management review deemed that the allowance for doubtful accounts was adequate to cover any anticipated losses.

     Goodwill The Company's goodwill was acquired in two separate purchase transactions that were consummated on August 15, 2008. The Company has selected July 1 for its annual impairment testing date, which is the first day of our fourth quarter. In accordance with paragraph 28 of FAS 142 goodwill will be tested for impairment between annual testing dates if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

     The Company believes that the current market price of its stock is caused by the volatility, illiquidity and instability in the marketplace and is not necessarily indicative of the fair value of the company. Management had informal discussions with investment bankers that indicated that the fair value of the operating companies had probably not changed materially from the fairness opinions obtained in connection with the acquisitions. After consideration management determined that the long term outlook for the Company had not changed materially from the date of the fair value opinions and that, after consideration of the change in stock price, a test of goodwill for impairment was not needed.

Outlook

     The  following  statements  are  based  on  current   expectations.   These
statements are forward looking, and actual results may differ materially.

     Recently our customers have been experiencing reduced demand for their products, particularly Natural Gas. Accordingly, we expect to see spending for our customers on their transmission and distribution systems increasing over the next few years as demand returns to expected levels. The Company's backlog at March 31, 2009 was $34.8 million and while adding additional business projects appears likely, no assurances can be given that the Company will be successful in bidding on projects that become available. Moreover, even if the Company obtains contracts, there can be no guarantee that the projects will go forward if the current economic instability continues.

     If the increased demand moves to expected levels in fiscal 2009 and beyond, we believe that the Company will continue to have opportunities to continue to improve both revenue volumes and the margins thereon. However, as noted above, if the current economic conditions persist, growth could be limited.

     If growth continues, we will be required to make additional capital expenditures for equipment to keep up with that need. Currently, it is anticipated that in fiscal 2009, the Company's capital expenditures will be between $2.0 million and $4.0 million. However, if the customer demands grow, this number could change dramatically. Significantly higher capital expenditure requirements could of course put a strain on the Company's cash flows and require additional borrowings.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risks, primarily related to increases in fuel prices and adverse changes in interest rates, as discussed below.

     Fuel Prices. Our exposure to market risk for changes in fuel prices relates to our consumption of fuel and the price we have to pay for it. As prices rise, our total fuel cost rises. We do not feel that this risk is significant due to the fact that we would be able to pass a portion of those increases on to our customers.

     Interest Rate. Our exposure to market rate risk for changes in interest rates relates to our borrowings from banks. Some of our loans have variable interest rates. Accordingly, as rates rise, our interest cost would rise. We do not feel that this risk is significant.

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

     There has been no change in Energy Services of America Corporation's internal control over financial reporting during Energy Services of America Corporation's second quarter of fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation's internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     (a) Prior to completing our public offering on September 6, 2006, we sold the following shares of common stock without registration under the Securities Act of 1933, as amended:

      Name                          Number of Shares         Relationship to Us
--------------------------------------------------------------------------------
Marshall T. Reynolds..........             537,500        Chairman of the Board,
                                                          Chief Executive
                                                          Officer and Director
Jack M. Reynolds..............             430,000        Director
Edsel R. Burns................             537,500        President and Director
Neal W. Scaggs................             107,500        Director
Joseph L. Williams............             107,500        Director
Douglas Reynolds..............             430,000        Director (1)

-----------
(1) Douglas Reynolds is the son of Marshall T. Reynolds and the brother of Jack
M. Reynolds.

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

     On April 5, 2006, we entered into a warrant placement agreement with our initial stockholders for the sale of the following warrants without registration under the Securities Act of 1933, as amended:

                                      Number of
   Name                               Warrants              Relationship to Us
--------------------------------------------------------------------------------
Marshall T. Reynolds..............   2,692,303            Chairman of the Board,
                                                          Chief Executive
                                                           Officer and Director
Jack M. Reynolds..................      76,924            Director
Edsel R. Burns....................      76,924            President and Director
Neal W. Scaggs....................      76,924            Director
Joseph L. Williams................      76,924            Director
Douglas Reynolds..................      76,924            Director (1)
--------------
(1) Douglas Reynolds is the son of Marshall T. Reynolds and the brother of Jack M. Reynolds.

     The Company filed with the Securities and Exchange Commission (SEC) a registration statement on February 6, 2009 with respect to the common stock and warrants. As of the date of this report the registration statement had not been declared effective by the SEC. On May 6, 2009 the Company filed an amended registration statement to reflect suggested changes based on the SEC's review of the documents originally submitted.

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


     No matters were submitted to the security holders for vote this quarter.


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


                                          ENERGY SERVICES OF AMERICA CORPORATION


Date: May 13, 2009                       By: /s/  Marshall T. Reynolds
                                            ---------------------------------
                                            Marshall T. Reynolds
                                            Chairman and Chief Executive Officer
                                             (Principal Executive Officer)



Date: May 13, 2009                       By: /s/ Edsel R. Burns
                                             --------------------------------
                                             Edsel R. Burns
                                             President


Date: May 13,2009                        By: /s/ Larry A. Blount
                                             --------------------------------
                                             Larry A. Blount
                                             Chief Financial Officer