Form 10-Q
period 2009-06-30
Energy Services of America CORP
filed 2009-08-12
CIK 1357971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange act of 1934

         For the transition period from _______________ to _________________


                        Commission File Number: 001-32998


                     Energy Services of America Corporation
                     --------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

Delaware                                              20-4606266
-----------------------------------     ----------------------------------------
(State or Other Jurisdiction             (I.R.S. Employer Identification Number)
  of Incorporation or Organization)

100 Industrial Lane, Huntington, West Virginia                   25702
-------------------------------------------------     -------------------------
(Address of Principal Executive Office)                       (Zip Code)

                                 (304) 399-6315
                                 ---------------
               (Registrant's Telephone Number including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES ____ NO ____ .

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant
was required to submit and post such files). Yes      No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [  ]   Accelerated Filer [  ]

Non-Accelerated Filer [  ]         Smaller Reporting Company   [X]

As of August 10, 2009 there were issued and outstanding 12,092,307 shares of the Registrant's Common Stock.

     Indicate  by check mark  whether  the  Registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act). YES      NO X
                                                ---    ---


Transitional Small Business Disclosure Format (check one)  Yes ____   No  __X_



Part 1: Financial Information

Item 1. Financial Statements (Unaudited):

        Consolidated Balance Sheets                                                                        1

        Consolidated Statements of Income                                                                  2

        Consolidated   Statements of Cash Flows                                                            3

        Consolidated Statements of Changes in Stockholders' Equity                                         4

        Notes to Unaudited Consolidated Financial Statements                                               5

Item 2. Management's  Discussion and Analysis of Financial Condition and Results of Operations            10

Item 3  Quantitative and Qualitative Disclosures about Market Risk                                        25

Item 4. Controls and Procedures                                                                           26


Part II: Other Information

Item 1A. Risk Factors                                                                                     26

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                      26

Item 4T. Submission of Matters to a vote of Security Holders                                              27

Item 6.  Exhibits                                                                                         27

Signatures                                                                                                28


                       ENERGY SERVICES OF AMERICA CORPORATION
                             CONSOLIDATED BALANCE SHEETS

                                                                                              June 30,          September 30,
Assets                                                                                         2009                 2008
                                                                                           ------------         ------------
                                                                                            (Unaudited)           (Audited)
Current Assets
     Cash and cash equivalents                                                              $ 4,034,532         $ 13,811,661
     Accounts receivable-trade                                                               12,853,698           38,578,810
     Allowance for doubtful accounts                                                           (366,585)            (363,819)
     Retainages receivable                                                                    4,437,716            6,303,690
     Other receivables                                                                          274,999              182,598
     Costs and estimated earnings in excess of billings on uncompleted contracts              6,069,341            5,272,669
     Prepaid expenses and other                                                               3,521,006            1,121,101
                                                                                           ------------         ------------
        Total Current Assets                                                                 30,824,707           64,906,710
                                                                                           ------------         ------------
Property, plant and equipment, at cost                                                       35,221,631           33,851,552
     less accumulated depreciation                                                           (4,931,270)            (548,089)
                                                                                           ------------         ------------
                                                                                             30,290,361           33,303,463

Goodwill                                                                                     35,489,643           35,489,643
                                                                                           ------------         ------------
     Total Assets                                                                          $ 96,604,711         $133,699,816
                                                                                           ============         ============
Liabilities and Stockholders' Equity
Current Liabilities
     Current maturities of long-term debt                                                   $ 7,096,694         $ 15,040,033
     Lines of credit                                                                          5,375,000            9,796,208
     Accounts payable                                                                         3,830,796           11,336,680
     Accrued expenses and other current liabilities                                           5,606,610            9,364,341
     Billings in excess of costs and estimated earnings on uncompleted contracts                 74,190              509,227
     Income taxes payable                                                                             -            1,461,461
                                                                                           ------------         ------------
        Total Current Liabilities                                                            21,983,290           47,507,950
                                                                                           ------------         ------------
     Long-term debt, less current maturities                                                 13,038,292           18,272,186
     Long-term debt, payable to shareholder                                                   5,800,000            6,000,000
     Deferred income taxes payable                                                                    -            1,662,463
                                                                                           ------------         ------------
        Total Liabilities                                                                    40,821,582           73,442,599
                                                                                           ------------         ------------
Stockholders' equity

     Preferred stock, $.0001 par value
        Authorized 1,000,000 shares, none issued
     Common stock, $.0001 par value
        Authorized 50,000,000 shares
          Issued and outstanding 12,092,307
          shares                                                                                  1,209                1,209

     Additional paid in capital                                                              55,976,368           55,976,368
     Retained earnings                                                                         (194,448)           4,279,640
                                                                                           ------------         ------------
     Stockholders' equity                                                                    55,783,129           60,257,217
                                                                                           ------------         ------------
     Total liabilities and stockholders' equity                                            $ 96,604,711         $133,699,816
                                                                                           ============         ============

                                       1

   The Accompanying Notes are an Integral Part of These Financial Statements

                     ENERGY SERVICES OF AMERICA CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                    Unaudited

                                                    Three Months Ended  Three Months Ended   Nine Months Ended  Nine Months Ended
                                                       June 30,             June 30,            June 30,           June 30,
                                                         2009                 2008                2009               2008
                                                    -----------------   -----------------    ----------------   ------------------
                                                      (Unaudited)         (Unaudited)         (Unaudited)         (Unaudited)

Revenue                                              $ 24,795,918        $         -       $ 77,419,585      $          -
Cost of revenues                                       22,060,934                  -         78,538,479                 -
                                                     ------------        ------------      ------------      -------------
     Gross profit (loss)                                2,734,984                  -         (1,118,894)                -

Selling and administrative expenses                     1,561,876             38,500          5,229,510           237,574
                                                     ------------        ------------      ------------      ------------
     Income (loss) from operations                      1,173,108            (38,500)        (6,348,404)         (237,574)

Other income (expense)
     Interest income (loss)                               (16,521)           329,609             33,289         1,412,193
     Other nonoperating income (expense)                  (37,717)                 -           (282,802)                -
     Interest expense                                    (392,473)                 -         (1,265,442)                -
     Gain (loss) on sale of equipment                      (3,902)                 -            (12,999)                -
                                                     ------------        ------------      ------------      ------------
                                                         (450,613)           329,609         (1,527,954)        1,412,193

     Income (loss) before income taxes                    722,495            291,109         (7,876,358)        1,174,619

     Income tax expense (benefit)                         134,032            113,000         (3,402,270)          457,000
                                                     ------------       ------------      ------------       ------------
Net income (loss)                                    $    588,463       $    178,109       $ (4,474,088)     $    717,619
                                                     ============       ============      ============       ============
     Weighted average shares outstanding-basic         12,092,307         10,750,000         12,092,307        10,750,000

     Weighted average shares-diluted                   12,092,307         12,970,892         12,092,307        13,160,643

     Net income (loss) per share basic               $       0.05       $       0.02      $      (0.37)      $       0.07
                                                     ============       ============      ============       ============
     Net income (loss) per share diluted             $       0.05       $       0.01      $      (0.37)      $       0.05
                                                     ============       ============      ============       ============

                                       2
   The Accompanying Notes are an Integral Part of These Financial Statements

                    ENERGY SERVICES OF AMERICA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Unaudited

                                                                                        Nine Months Ended      Nine Months Ended
                                                                                            June 30,               June 30,
Operating activities                                                                          2009                   2008
                                                                                        ----------------      ------------------
Net income (loss)                                                                        $ (4,474,088)             $ 717,619

Adjustments to reconcile net income (loss) to net cash used in operating activities:

     Depreciation expense                                                                   4,402,801                      -
    (Gain) loss on sale/disposal of equipment                                                  12,999                      -
     Accrued income and accretion of investments in trust                                           -               (690,496)
    (Increase) decrease in contracts receivable                                            25,727,878
    (Increase) decrease in retainage receivable                                             1,865,974                      -
    (Increase) decrease in other receivables                                                  (92,401)                     -
    (Increase) decrease in cost and estimated earnings in excess of billings
     on uncompleted contracts                                                                (796,672)                     -
    (Increase) decrease in prepaid expenses                                                (1,474,566)              (530,578)
    Increase (decrease) in accounts payable                                                (7,505,884)                     -
    Increase (decrease) in accrued expenses                                                (4,231,327)                     -
    Increase (decrease) in billings in excess of cost and estimated earnings
     on uncompleted contracts                                                                (435,037)                     -
    Increase (decrease) in income taxes payable                                            (1,461,461)                     -
    Increase (decrease) in deferred income taxes payable                                   (1,662,463)                     -
                                                                                        -------------           -------------
Net cash (used in) provided by operating activities                                         9,875,753               (503,455)
                                                                                        -------------           -------------
Investing activities
Purchase of investments held in trust fund                                                          -            (21,000,000)
Proceeds from maturites of investments held in trust                                                -             21,000,000
Investment in property & equipment                                                         (1,090,832)                     -
Proceeds from sales of property and equipment                                                  20,032                      -
                                                                                        -------------           -------------
Net cash (used in) provided by investing activities                                        (1,070,800)                     -
                                                                                        -------------           -------------
Financing activities
Loans from (repayments to) shareholder                                                       (200,000)                     -
Borrowings on lines of credit, net of (repayments)                                         (4,421,208)                     -
Principal payments on long term debt                                                      (13,509,131)                     -
Principal payments on short term borrowings                                                  (451,743)                     -
                                                                                        -------------           -------------
Net cash (used in) provided by financing activities                                       (18,582,082)                     -
                                                                                        -------------           -------------
Increase (decrease) in cash and cash equivalents                                           (9,777,129)              (503,455)
Cash beginning of period                                                                   13,811,661                756,782
                                                                                        -------------           -------------
Cash end of period                                                                      $   4,034,532           $     253,327
                                                                                        =============           =============
Supplemental schedule of noncash investing and financing activities
Insurance premiums financed, short term                                                 $     925,338
Purchases of property & equipment under financing agreements                            $     331,898           $           -
                                                                                        =============           =============
Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest                                                                                $   1,278,344           $           -
                                                                                        =============           =============
Income taxes                                                                            $   1,500,000           $     671,500
                                                                                        =============           =============

                                       3
   The Accompanying Notes are an Integral Part of These Financial Statements

                     ENERGY SERVICES OF AMERICA CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       For Nine Months Ended June 30, 2009
                                    Unaudited


                                                           Common Stock                                             Total
                                                        -------------------    Additional Paid     Retained     Stockholders'
                                                        Shares       Amount      in Capital        Earnings        Equity
                                                        ------       ------    ---------------    ----------    ---------------

Balance at September 30, 2007                           9,030,860   $    903    $ 38,564,710     $ 1,468,482      $ 40,034,095

Accretion related to common stock subject to
   possible redemption                                          -          -        (138,642)              -          (138,642)

Net Income (Loss)                                               -          -               -         717,619           717,619
                                                       ----------   --------    ------------     -----------      ------------
Balance at June 30, 2008                                9,030,860   $    903    $ 38,426,068     $ 2,186,101      $ 40,613,072
                                                       ==========   ========    ============     ===========      ============
Balance at September 30, 2008                          12,092,307   $  1,209    $ 55,976,368     $ 4,279,640      $ 60,257,217

Net Income (Loss)                                               -          -               -      (4,474,088)       (4,474,088)
                                                       ----------   --------    ------------     -----------      ------------
Balance at June 30, 2009                               12,092,307   $  1,209    $ 55,976,368     $  (194,448)     $ 55,783,129
                                                       ==========   ========    ============     ===========      ============


   The Accompanying Notes are an Integral Part of These Financial Statements

                     ENERGY SERVICES OF AMERICA CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



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

    Interim Financial Statements

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the Company's audited financial statements and footnotes thereto for the years ended September 30, 2008 and 2007 included in the Company's Form 10-K filed December 29, 2008. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to interim financial reporting rules and regulations of the "SEC". However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year.

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

   Stock Purchase Plan

At the annual meeting of the shareholders on November 19, 2008 the shareholders approved the establishment of an employee stock purchase plan.

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


     Current and Non Current Accounts Receivable and Provision for Doubtful Accounts The Company provides an allowance for doubtful accounts when collection of an account is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates relating to, among others, our customer's access to capital, our customer's willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. While most of our Customers are large well capitalized companies, should they experience material changes in their revenues and cash flows or incur other difficulties and not be able to pay the amounts owed, this could cause reduced cash flows and losses in excess of our current reserves. At June 30, 2009, the management review deemed that the allowance for doubtful accounts was adequate to cover any anticipated losses.

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

2.  UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts as of June 30, 2009 and September 30, 2008 are summarized as follows:


                                                                                June 30, 2009        September 30, 2008

Costs incurred on contracts in progress                                        $   50,169,499        $    57,723,456
Estimated earnings, net of estimated losses                                         1,646,478              6,562,540
                                                                               --------------        ---------------
                                                                                   51,815,977             64,285,996
Less   Billings to date                                                            45,820,826             59,522,554
                                                                               --------------        ---------------
                                                                              $     5,995,151        $     4,763,442
                                                                              ===============        ===============
Costs and estimated earnings in excess of billings on uncompleted contracts         6,069,341              5,272,669
Less Billings in excess of costs and estimated earnings on uncompleted
       Contracts                                                                       74,190                509,227
                                                                              ---------------        ---------------
                                                                              $     5,995,151            $ 4,763,442
                                                                              ===============        ===============

 3.  PROPERTY AND EQUIPMENT


                                                                                June 30, 2009        September 30, 2008
Property and Equipment consists of the following:

Land                                                                            $   702,000              $   702,000
Buildings and leasehold Improvements                                                248,044                  253,944
Operating equipment and vehicles                                                 33,944,636               32,859,797
Office equipment, furniture and fixtures                                            326,951                   35,811
                                                                                -----------              -----------
                                                                                 35,221,631               33,851,552
Less Accumulated Depreciation and Amortization                                    4,931,270                  548,089
                                                                                -----------              -----------
Property and equipment net                                                      $30,290,361             $ 33,303,463
                                                                                ===========             =============

4.   RELATED PARTY DEBT

Total long-term debt at June 30, 2009 was $25.9 million, of which, $9.9 million was payable to certain directors, officers and former owners of an acquired company. The related party debt consist of a $5.8 million note due in August 2010, a $3 million note payable on August 15 each year at $1 million per year over the next three years and a $1.1 million note payable as collections of receivables that were outstanding at August 15, 2008, which are associated with the receivables of an acquired subsidiary, are received. The remaining $16 million consists of debt incurred for capital acquisitions made by the subsidiaries.

 5.  EARNINGS PER SHARE

The amounts used to compute the basic and diluted earnings per share for the three months ended June 30, 2009 and 2008 and for the nine months ended June 30, 2009 and 2008.


                                                               Three Months Ended                Nine Months Ended
                                                                    June 30,                          June 30,
                                                                2009            2008              2009              2008

Net Income (Loss) from continuing operations available
       to common shareholders                            $    588,463    $    178,109       $ (4,474,088)    $    717,619

Weighted average shares outstanding basic                  12,092,307      10,750,000         12,092,307       10,750,000


Effect of dilutive warrants                                   -0-           2,220,892             -0-           2,410,643
                                                         ------------    ------------       ------------     ------------
Weighted average shares outstanding diluted                12,092,307      12,970,892         12,092,307       13,160,643
                                                         ============    ============       ============     ============

Net Income (Loss) per share-basic                        $       .05    $       0.02       $     (0.37)      $      0.07
                                                         ============   ============       ============      ============
Net Income (Loss) per share-diluted                      $       .05    $       0.01       $     (0.37)      $      0.05
                                                         ============   ============       ============      ============


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


There have been no agreements with any employees made under this plan as of the period ending June 30, 2009.

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

8.  SUBSEQUENT EVENTS

Subsequent events have been evaluated through August 12, 2009, the date of the issuance of these financial statements.

9.  RECENT ACCOUNTING PRONONCEMENTS

In April 2009, the FASB issued FSP FAS No. 107-1 and APB Opinion No. 28-1, "Interim Disclosures About Fair Value of Financial Instruments," which requires quarterly fair value disclosures for financial instruments that are not reflected on the Company's Consolidated Balance Sheet at fair value in interim financial statements effective for interim periods ending after June 15, 2009. The Company adopted the new standard for the quarter ended June 30, 2009. Adoption had no impact on the Company's financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events," which establishes general standards of accounting for the disclosure of events that occur after the balance sheet date but before financial statements are issued. In particular, SFAS No. 165 sets forth:

     The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; and

     The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and

     The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009, and is to be applied prospectively. The Company adopted SFAS NO. 165 as of June 30, 2009. For evaluation of subsequent events, see Note 8-Subsequent Events of this Form 10-Q.

In June 2009, the FASB issued SFAS NO. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles."
SFAS  No.  168   establishes   the  FASB   Accounting   Standards   Codification
(Codification), which officially commenced July 1, 2009, to become the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive release of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature excluded from the Codification will be considered nonauthoritative. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. Generally, the Codification is not expected to change U.S. GAAP. SFAS NO. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt SFAS NO. 168 for the quarter ending September 30, 2009. The Company is currently evaluating the effect of the standard on its financial statement disclosures, as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

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

Company Overview

     Energy Services was formed on March 31, 2006, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. It operated as a "Blank Check Company" until August 15, 2008 at which time it completed the acquisitions of S.T. Pipeline, Inc. and C.J. Hughes Construction Company, Inc. S.T. Pipeline and C.J. Hughes are considered predecessor companies to Energy Services. The discussion of financial condition and operating results include the results of the two predecessors prior to the acquisition. This discussion is based in part on pro-forma income statement information. The Company acquired S.T. Pipeline for $16.2 million in cash and $3.0 million in a promissory note. The C.J. Hughes purchase price totalled $34.0 million, one half of which was in cash and one half in Energy Services common stock. The acquisitions are accounted for under the purchase method and the financial results of both acquisitions are included in the results of Energy Services from the date of acquisition.

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

Third Quarter Overview

     The following is an overview for the three months ended June 30, 2009:

           Sales                               $24.8 million
           Cost of Revenues                     22.1 million
           Gross Profit (Loss)                   2.7 million
           Selling & Adm.                        1.6 million
           Net Income(Loss)                      0.6 million

The third and fourth fiscal quarters for the Company are typically very active periods for our business line. As the economy starts to improve the Company is seeing many projects coming out for bid. Revenue increased from $18.9 million for the quarter ending March 31, 2009 to $24.8 million for the quarter ending June 30, 2009. Selling and Administrative expenses were down $0.4 million from the previous quarter. Net income was $0.6 million for the quarter. Fourth quarter sales are expected to be strong.

The Company's cash and cash equivalents decreased by $6.4 million, with working capital increasing by $0.5 million during this quarter. Accounts receivable and retainage receivable decreased by $1.7 million during the quarter, and long-term debt was reduced by $3.5 million.

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


Selling and Administrative Expenses

     Selling and administrative expenses consist primarily of compensation and related benefits to management, administrative salaries and benefits, marketing, communications, office and utility costs, professional fees, bad debt expense, letter of credit fees, general liability insurance and miscellaneous other expenses.

Results of Operations

     Because the Company had no operations during the nine months ended June 30, 2008 the information set forth below for the three and nine months ended June 30, 2008 and the corresponding analysis of the comparative three and nine months ended June 30, 2009 and June 30, 2008 is based on actual results for the three and nine months ended June 30, 2009 and pro forma results for the three and nine months ended June 30, 2008. This information is based upon and should be read in conjunction with the more detailed information included in the section titled "Unaudited Pro Forma Consolidated Financial Information."

Energy Services of America Corporation

Consolidated Statement of Income for Three and Nine Months Ended June 30, 2009 and 2008



                                                        (Unaudited)        Pro Forma           (Unaudited)         Pro Forma
                                                        Three Months      Three Months         Nine Months        Nine Months
                                                          Ended             Ended                Ended              Ended
                                                        6/30/2009         6/30/2008            6/30/2009          6/30/2008

Contract Revenues                                      $ 24,795,918      $ 54,330,340         $ 77,419,585     $ 149,820,472
Cost of Revenues                                         22,060,934        48,262,514           78,538,479       123,033,288
Gross Profit (Loss)                                       2,734,984         6,067,826           (1,118,894)       26,787,184
Selling and administrative expenses                       1,561,876         1,119,746            5,229,510         4,883,201

Income ( Loss) from operations before taxes               1,173,108         4,948,080           (6,348,404)       21,903,983

Interest Income                                             (16,521)           40,359               33,289           338,080
Interest Expense                                           (392,473)         (380,180)          (1,265,442)       (1,245,286)
Other Income (Expense)                                      (41,619)           (9,163)            (295,801)         459,166

Income (Loss) before tax                                    722,495         4,599,096           (7,876,358)       21,455,943

Income taxes (Benefit)                                      134,032         1,888,078            (3,402,270)       8,723,200

Income (Loss) before variable interest entity               588,463         2,711,018           (4,474,088)       12,732,743

Income(Loss) attributable to variable interest entity             -           (50,479)                  -            (15,818)

Net Income (Loss)                                         $ 588,463       $ 2,660,539          $ (4,474,088)    $ 12,716,925

Weighted average shares outstanding- basic               12,092,307        12,092,307           12,092,307        12,092,307

Weighted average shares-  diluted                        12,092,307        14,313,199           12,092,307        14,502,950

 Net income (Loss) per share- basic                          $ 0.05            $ 0.22               $ (0.37)          $ 1.05

 Net income (Loss) per share- diluted                        $ 0.05            $ 0.19               $ (0.37)          $ 0.88

                                                                      Three Months                 Nine Months
                                                                         Ended                        Ended


Contract Revenues                                                  $(29,534,422)  -54.4%    $ (72,400,887)   -48.3%
Cost of Revenues                                                   $(26,201,580)  -54.3%    $ (44,494,809)   -36.2%
Gross Profit (Loss)                                                $(3,332,842)   -54.9%    $ (27,906,078)  -104.2%
Selling and administrative expenses                                $   442,130     39.5%        $ 346,309      7.1%

Income ( Loss) from operations before taxes                        $(3,774,972)   -76.3%    $ (28,252,387)  -129.0%

Interest Income                                                    $   (56,880)  -140.9%       $ (304,791)   -90.2%
Interest Expense                                                   $   (12,293)     3.2%        $ (20,156)     1.6%
Other Income (Expense)                                               $ (32,456)   354.2%       $ (754,967)  -164.4%

Income (Loss) before tax                                           $(3,876,601)   -84.3%    $ (29,332,301)  -136.7%

Income taxes (Benefit)                                             $(1,754,046)   -92.9%    $ (12,125,470)  -139.0%

Income (Loss) before variable interest entity                      $(2,122,555)   -78.3%    $ (17,206,831)  -135.1%

Net Income (Loss)                                                     $ 50,479   -100.0%         $ 15,818   -100.0%

Net income (Loss) per share- diluted                               $(2,072,076)   -77.9%    $ (17,191,013)  -135.2%


UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION

     The following tables set forth summary financial information for our pro forma consolidated results for the three and nine months ended June 30, 2008. The information is presented to show what the consolidated income statements would have looked like had the transactions with S.T. Pipeline and C.J. Hughes been completed at the beginning of that period. The information includes such adjustments as deemed necessary to reflect the transactions in a proper manner. This information should be read in conjunction with the notes thereto as well as the financial statements for the various entities included elsewhere in this document.

     The unaudited pro forma information is for informational purposes only and is not intended to represent or be indicative of the consolidated results of operations that we would have reported had the merger transactions been completed as of the date presented and should not be taken as representative of our future consolidated results of operations.
                                       15

                                Energy Services Acquisition Corp.
                                  ST Pipeline, Inc./C J Hughes
                Pro Forma Combined, Condensed, Consolidated Statement of Income
                                        (Unaudited)
                                                     ESA         ST Pipeline                    C J Hughes
                                                 Three Months    Three Months                   Three Months
                                                    Ended           Ended        ST Pipeline      Ended           C J Hughes
                                                  June 30,        June 30,      Pro Forma        June 30,        Pro Forma
                                                    2008            2008         Adjustments       2008          Adjustments
                                                --------------  --------------------------------------------   -----------------
                                                 (Unaudited)     (Unaudited)     (Unaudited)   (Unaudited)       (Unaudited)

Contract Revenues                                                $ 15,417,197                   $ 38,913,143            3
Cost of Revenues                                                   12,752,746     $ 397,389(1)    34,832,889   $   279,490 (1)
                                                --------------  --------------  ------------   -------------   -------------
Gross Profit                                                -       2,664,451      (397,389)      4,080,254        (279,490)
Selling and administrative expenses                  $ 38,500         341,746             0         739,500               0
                                                --------------  --------------  ------------   -------------   -------------

Income( Loss) from operations before taxes            (38,500)      2,322,705      (397,389)      3,340,754        (279,490)

Interest Income                                       329,609          11,845      (100,999)(2)      41,043        (110,635)(2)
Interest Expense                                            -         (39,850)      (56,250)(3)    (284,080)              -
Other Income (Expense)                                      -          11,401             -         (20,564)              -
                                                --------------  --------------  ------------   -------------   -------------

Income before tax                                     291,109       2,306,101      (554,638)      3,077,153        (390,125)

Income taxes (Benefit)                                113,000               -       700,586 (4)      24,968       1,074,811 (4)
                                                --------------  --------------  ------------   -------------   -------------

Income (Loss) before variable interest entity         178,109       2,306,101    (1,255,224)      3,052,185      (1,464,936)
Income(Loss) attributable to variable interest
  entity                                                    -               -             -         (50,479)              -
                                                --------------  --------------  ------------   -------------   -------------
Net Income (Loss)                                   $ 178,109     $ 2,306,101   $ (1,255,224)   $ 3,001,706     $(1,464,936)
                                                ==============  ==============  ============   =============   =============

Weighted average shares outstanding- basic         10,750,000                                                     2,964,763
                                                --------------                                                 -------------

Weighted average shares-  diluted                  12,970,892                                                     2,964,763
                                                ==============                                                 -------------
 Net Income (Loss) per share- basic                    $ 0.02
                                                ==============
 Net Income (Loss)  per share- diluted                 $ 0.01
                                                ==============

                                                                 Redemption       Pro Forma
                                                                  Adjustments      Combined
                                                                 -------------------------------
                                                                 (Unaudited)       (Unaudited)

Contract Revenues                                                $      -         $ 54,330,340
Cost of Revenues                                                        -           48,262,514
                                                                 --------------    ------------
Gross Profit                                                            -            6,067,826
Selling and administrative expenses                                     -            1,119,746
                                                                 --------------    ------------
Income( Loss) from operations before taxes                              -            4,948,080
Interest Income                                                     (130,504)           40,359
Interest Expense                                                        -             (380,180)
Other Income (Expense)                                                  -               (9,163)
                                                                 --------------    -----------
Income before tax                                                   (130,504)(5)     4,599,096
Income taxes (Benefit)                                               (25,287)(6)     1,888,078
                                                                 --------------    ------------
Income (Loss) before variable interest entity                       (105,217)        2,711,018
Income(Loss) attributable to variable interest entity                  -               (50,479)
                                                                --------------    -------------
Net Income (Loss)                                               $   (105,217)     $  2,660,539
                                                                ==============    =============
Weighted average shares outstanding- basic                        (1,622,456)       12,092,307
                                                                --------------    -------------
Weighted average shares- diluted                                  (1,622,456)       14,313,199
                                                                --------------    -------------
Net Income (Loss) per share- basic                                                     $ 0.22
                                                                                  =============
 Net Income (Loss)  per share- diluted                                                $ 0.19
                                                                                  =============

                                       16


                                                        Energy Services Acquisition Corp.
                                                          ST Pipeline, Inc./C J Hughes
                                           Pro Forma Combined, Condensed, Consolidated Statement of Income
                                                                   (Unaudited)

                                                    ESA            ST Pipeline                      C J Hughes
                                                 Nine months      Nine months                       Nine months
                                                   Ended           Ended        ST Pipeline      Ended        C J Hughes
                                                  June 30,        June 30,     Pro Forma        June 30,      Pro Forma
                                                    2008           2008         Adjustments       2008        Adjustments
                                                -------------  --------------------------------------------   ------------
                                                 (Unaudited)     (Unaudited)    (Unaudited)     (Unaudited)   (Unaudited)

Contract Revenues                                  $       -    $ 64,359,881             -     $ 85,460,591           1
Cost of Revenues                                           -      45,604,470     $ 697,389(1)      76,044,002  $ 687,427
                                                -------------  --------------  ------------   -------------   ------------
Gross Profit                                               -      18,755,411      (697,389)      9,416,589       (687,427)
Selling and administrative expenses                $ 237,574       1,349,480                     3,296,147
                                                -------------  --------------  ------------   -------------   ------------
Income( Loss) from operations before taxes          (237,574)     17,405,931      (697,389)      6,120,442       (687,427)
Interest Income                                    1,412,193          41,739      (450,554)(2)      80,672       (476,824)
Interest Expense                                           -        (170,713)     (168,750)(3)    (905,823)             -
Other Income (Expense)                                     -         397,040             -          62,126              -
                                                -------------  --------------  ------------   -------------   ------------
Income (Loss) before tax                           1,174,619      17,673,997    (1,316,693)      5,357,417     (1,164,251)
Income taxes (Benefit)                               457,000               -     6,542,922 (4)     102,415      1,701,607
                                                -------------  --------------  ------------   -------------   ------------
Income (Loss) before variable interest entity        717,619      17,673,997    (7,859,615)      5,255,002     (2,865,858)
Income (Loss) attributable to variable interest entity     -                                       (15,818)
                                                -------------  --------------  ------------   -------------   ------------
Net Income (Loss)                                  $ 717,619    $ 17,673,997   $ (7,859,615)   $ 5,239,184    $(2,865,858)
                                                =============  ==============  ============   =============   ============
Weighted average shares outstanding- basic        10,750,000                                                    2,964,763
                                                -------------                                                 ------------
Weighted average shares-  diluted                 13,160,643                                                    2,964,763
                                                =============                                                 ------------
 Net Income (Loss) per share- basic                   $ 0.07
                                                =============
 Net income (Loss) per share- diluted                 $ 0.05
                                                =============

                                                                                 C J Hughes
                                                                               Redemption    Pro Forma
                                                                             Adjustments      Combined
                                                                            ---------------------------
                                                                             (Unaudited)     (Unaudited)

Contract Revenues                                                          $    -          $ 149,820,472
Cost of Revenues                                                                -            123,033,288
                                                                           -------------   -------------
Gross Profit                                                                    -             26,787,184
Selling and administrative expenses                                             -              4,883,201
                                                                           -------------   -------------
Income( Loss) from operations before taxes                                      -             21,903,983
Interest Income                                                               (269,146)          338,080
Interest Expense                                                                -             (1,245,286)
Other Income (Expense)                                                          -                459,166
                                                                           -------------   -------------
Income (Loss) before tax                                                      (269,146)(5)    21,455,943
Income taxes (Benefit)                                                         (80,744)(6)     8,723,200
                                                                           -----------     -------------
Income (Loss) before variable interest entity                                 (188,402)       12,732,743
Income (Loss) attributable to variable interest entity                                           (15,818)
                                                                           ------------    -------------
Net Income (Loss)                                                          $  (188,402)    $  12,716,925
                                                                           =============   =============
Weighted average shares outstanding- basic                                  (1,622,456)       12,092,307
                                                                           -------------   -------------
Weighted average shares-  diluted                                           (1,622,456)       14,502,950
                                                                           -------------   -------------
 Net Income (Loss) per share- basic                                                        $     1.05
                                                                                           =============
 Net income (Loss) per share- diluted                                                      $     0.88
                                                                                           =============

Notes to pro forma income statement

(1) These adjustments represent the added depreciation created from the mark to market of the fixed assets of S.T. Pipeline ($6.1 million) and C.J. Hughes ($4.1 million) as required by purchase accounting. The added depreciation is based on a 5 year useful life.

(2) These adjustments reflect the interest income lost from the cash payments made to the shareholders of S.T. Pipeline ($16.3 million) and C.J. Hughes ($17.2 million) had the transaction been completed at the beginning of each period and therefore not earning interest. The rates of interest actually received for each of the periods was used in the calculation (3.15 % for 2008).

(3) This adjustment is to reflect the added interest cost that would have occurred relating to the $3 .0 million of notes at 7.5% interest issued to the Shareholders of S.T. Pipeline had the transaction been in place for the respective periods.

(4) S.T. Pipeline and C.J. Hughes were both Sub S corporations and therefore had no federal or state income taxes. These entries are to reflect the estimated taxes for these companies had they been a part of Energy Services for the respective periods. The combined tax rates used were 40%.

(5) In accordance with the bylaws of Energy Services, shareholders had the right to vote against the transactions and request their shares be redeemed. These entries reflect the lost interest income from the purchase of those shares so redeemed assuming they has been redeemed at the beginning of the respective periods. The interest rates used were the actual rates received by Energy Services during the respective periods (3.15% for 2008).

(6) These entries are to reflect the tax savings related to the interest income lost on the payments to redeem shares ($130,504 and $269,146 for the three month and none month periods ended June 30, 2008).

2009 Actual compared to 2008 Pro Forma

     Revenues. Revenues decreased by $29.5 million (54.4%) to $24.8 million for the three months ended June 30, 2009, and by $72.4 million (48.3%) to $77.4 million for the nine months ended June 30, 2009 compared to the pro-forma revenue for the same periods ending in 2008. This decrease was primarily due to major projects at S.T. Pipeline and C.J. Hughes completed in 2008 that did not reoccur in 2009. Several projects with projected start dates in 2009 have been delayed or cancelled due to current economic conditions.

     Cost of Revenues. Costs of Revenues decreased by $26.2 million (54.3%) to $22.1 million for the three months ended June 30, 2009 and by $44.5 million (36.2%) to $78.5 million for the nine months ended June 30, 2009 compared to the pro forma cost of revenue for the same periods ending in 2008. The major reason for the decrease was due to the completion of some major projects in 2008 with no new similar projects starting in 2009.

     Gross Profit (Loss). Gross profit decreased by $3.3 million (54.9%) for the three months ended June 30, 2009 to a profit of $2.7 million, and by $27.9 million (104.2%) to a loss of $1.1 million for the nine months ended June 30, 2009 compared to the pro forma gross profit for the same periods in 2008. Total revenues decreased $72.4 million (48.3%) for the nine months ended June 30, 2009 which was a major factor in the reduction of gross margin. Contributing to the loss for the nine months ended June 30, 2009 were two particular projects at one of the operating subsidiaries which lost $3.2 million for the quarter ended December 31, 2008. There was a combination of events that resulted in the losses on these jobs. First, the customer has several other projects that were supposed to start in the quarter that they decided to delay. The pricing had been established on these projects under the assumption of getting the added work. When that did not occur many costs that would have been spread over all the jobs then had to be absorbed into these two existing jobs. There were unplanned work stoppages initiated by the customer for the Thanksgiving and Christmas holidays which resulted in added payroll costs of approximately $450,000. These jobs have been completed and since this was an unusual occurrence for portions of projects linked together to get delayed and normally when planning a project you know of scheduled work stoppages, we believe that the results of these jobs are not indicative of future performance.

     Selling and administrative expenses. Selling and administrative expenses increased by $442,000 (39.5%) for the three months ended June 30, 2009 and by $346,000 (7.1%) for the nine months ended June 30, 2009 compared to the pro forma selling and administrative expenses for the same periods in 2008. These increases were primarily due to the timing differences in certain administrative expenses, such as bonuses, accounting and professional fees.

     Income (Loss) from Operations. Income from operations decreased $4.0 million (77.4%) to a profit of $1.2 million for the three months ended June 30, 2009 and decreased by $28.5 million (128.7%) to a loss of $6.3 million for the nine months ended June 30, 2009. This is a function of the previous categories.

     Interest Income. Interest income decreased by $57,000 (140.9%) for the three months ended June 30, 2009 and decreased by $305,000 (90.2%) for the nine months ended June 30, 2009. As a result of decreased revenues and cash collections, the Company used a larger portion of its cash reserves during the nine month period causing interest income to decrease.

     Interest Expense Interest Expense increased by $12,000 (3.2%) for the three months ended June 30, 2009 and increased by $20,000 (1.6%) for the nine months ended June 30, 2009. Interest expense increased as result of the Company having to make draws on their line of credit.

     Other Income(Expenses). Other expenses increased by $32,000 (354.2%) for the three months ended June 30, 2009 and other income decreased by $755,000 (164.4%) for the nine months ended June 30, 2009. This quarters increase was a primarily the result of a tax penalty. The overall nine month decrease was driven by the reduction of rental of equipment to outside parties and tax penalties incurred during the second quarter of 2009.

     Net Income(Loss). Net Income decreased by $2.1 million (77.9%) to a net profit of $588,000 for the three months ended June 30, 2009. The company had a net loss of $4.5 million for the nine months ended June 30, 2009. The decreases occurred due to the various changes as previously discussed, principally the large decline in gross profit to a net loss on contracts.

2008 Historical Operating Results

     Energy Services of America Corporation (Standalone)

     The company was a blank check company for the nine month period ending June 30, 2008 and had no operations. Net income for the Company for the quarter ended June 30, 2008 was $178,109, which consisted of interest from the trust fund totaling $329,609 offset by $151,500 of expenses, $27,295 of which related to formation and operating cost, $11,205 relating to Delaware franchise tax and income taxes of $113,000. Net income for the nine months ended June 30, 2008 was $717,619, which consisted of interest from the trust fund totaling $1,412,193 offset by $694,574 of expenses, $193,080 of which related to formation and operating cost, $10,879 of which related to due diligence expenses relating to potential acquisitions, $33,615 relating to Delaware franchise tax and income taxes of $457,000.

 S.T. Pipeline

Net income for the three months ended June 30, 2008 was $2.3 million which consisted of contract revenues of $15.4 million and $12,000 of interest income offset by $12.5 million of cost of revenues, $342,000 of general and administrative expenses, $40,000 of interest expense, and $238,000 of other expenses. Net income for the nine months ended June 30, 2008 was $17.7 million which consisted of contract revenues of $64.4 million, $42,000 of interest income and $148,000 of other income offset by $45.4 million of cost of revenues, $1.3 million of general and administrative expenses and $171,000 of interest expense.


  C.J. Hughes Construction Inc.

Net income for the three months ended June 30, 2008 was $3.0 million which consisted of contract revenues of $38.9 million and $41,000 of interest income offset by $34.8 million of cost of revenues, $740,000 of selling and administrative expenses, $284,000 of interest expense, $21,000 of other expenses, $50,000 of expenses attributable to variable interest entity, and $25,000 of income taxes. Contract revenue for this period was generated from several contracts, none exceeding 10% of the total revenue for the period. Net income for the nine months ended June 30, 2008 was $5.2 million which consisted of contract revenues of $85.5 million, $81,000 of interest income, and $62,000 of other income offset by $76.0 million of cost of revenues, $3.3 million of general and administrative expenses, $906,000 of interest expense, 16,000 of expenses attributable to variable interest entity, and $102,000 of income taxes. Contract revenues for the nine months ended June 30, 2008 was generated from several smaller projects, none exceeding 10% of total revenue for the period.

The above historical results are included in the pro forma financial statements discussed earlier.


Comparison of Financial Condition


     The Company had total assets at June 30, 2009 of $96.6 million, a decrease from $133.7 million at September 30, 2008. Some of the primary components of the balance sheet were accounts receivable which totaled $12.9 million a decrease from $38.6 million at September 30, 2008. This reduction reflected the collection of accounts receivable on the large contracts completed in the prior year and by the economic downturn experienced during the nine month period. As economic conditions improve we are bidding on several significant projects. Other major categories of assets at June 30, 2009 included cash of $4.0 million and fixed assets less accumulated depreciation of $30.3 million. Liabilities totaled $40.8 million, a decrease from $73.4 million at September 30, 2008. This decrease was primarily due to reductions in accounts payable and debt which were paid down with the collections on accounts receivable.


     Stockholders' Equity. Stockholders' equity decreased from $60.3 million at September 30, 2008 to $55.8 million at June 30, 2009. This decrease was due to the net loss of $4.5 million for the nine months ended June 30, 2009. We have not paid any dividends on our common stock.

Liquidity and Capital Resources

Cash Requirements

We anticipate that our cash and cash equivalents on hand at June 30, 2009 which totaled $4 million along with our credit facilities available to us and our anticipated future cash flows from operations will provide sufficient cash to meet our operating needs. However, with the anticipated future energy shortage nationwide and the increased demand for our services, we could be faced with needing significant additional working capital. Also, current general credit tightening resulting from the general banking and other economic contraction that has occurred in the second half of 2008, has impaired the availability of credit facilities for future operational needs. A prolonged restriction in borrowing capacity may limit the growth of the Company.


Sources and uses of Cash

     The net loss for the nine months ended June 30, 2009 was $4.5 million. The depreciation expense was $4.4 million. Contracts and other receivables provided $27.5 million while accounts payable, accrued expenses, and prepaid expenses consumed $13.2 million. Net cash provided by operating activities was $9.9 million. Financing activities consumed $18.6 million. The lines of credit were reduced by $4.4 million and long term debt was reduced by $13.5 million during this period.

     As of June 30, 2009, we had $4 million in cash, working capital of $8.8 million and long term debt, net of current maturities of $18.8 million.

Loan Covenants

     Two of the Company's subsidiaries have lines of credit with regional banks. The interest rate of these lines range from prime plus 1/2 % to prime plus 1%. The following are the major restrictive covenants on those lines:

C.J. Hughes Construction Inc. and Nitro Electric Company

     1. Interest payments on the $6 million loan from shareholder may be made by the Borrower, but principal payments may be made only with the Bank's permission.

     2. The Company may not sell, transfer, lease, pledge, mortgage, encumber, convey, or assign any of Borrower's assets, other than in the ordinary course of business, without Bank's prior written consent.

     3. A "Borrowing Base" consisting of 80% of accounts receivable of 90 days or less will be used to authorize draws on the line.

     4.   No additional debt without permission of the Bank.

     5. Maintain working capital in excess of $100,000. Working capital for these companies was $9,431,187 at June 30, 2009.

     6. Current ratio must be in excess of 1.00 to 1.00. The current ratio at June 30, 2009 was 1.66 to 1.00.

     7. Maintain a minimum tangible net worth of not less than $350,000. Tangible net worth was $2,746,579 at June 30, 2009.

Non compliance with the covenants of these agreements can cause an Event of Default. If an Event of Default were to occur all commitments and obligations of Lender under these agreements immediately will terminate and, at the Lender's option, all indebtedness immediately will become due and payable, all without notice of any kind to the Borrower.

Management believes that under current conditions and with the anticipated establishment of a larger line of credit, cash flows should be adequate. However, if the line of credit does not get established or if the work load changes dramatically, the Company could experience some cash challenges. As a hedge against such an occurrence, the Company is aggressively pursuing collections of past due accounts as well as offering cash discounts for early payments in an effort to improve its cash position. The Company is also negotiating reductions in retainage withheld on lump sum projects which will improve cash flow as well.

In order to further ensure adequate cash is available to meet our debt service requirements as well as our operating capital needs Management is in discussions currently with certain banks and other financing groups to restructure our debt.


Off-Balance Sheet transactions

     Due to the nature of our industry, we often enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Though for the most part not material in nature, some of these are:


Leases

     Our work often requires us to lease various facilities, equipment and vehicles. These leases usually are short term in nature, one year or less, though when warranted we may enter into longer term leases. By leasing equipment, vehicles and facilities, we are able to reduce our capital outlay requirements for equipment vehicles and facilities that we may only need for short periods of time. The Company currently rents two parcels of real estate from stockholders-directors of the company under long-term lease agreements. The first agreement calls for monthly rental payments of $5,000 and extends through January 1, 2012. The second agreement is for the Company's headquarter offices and is rented from a corporation in which two of the Company's directors are shareholders. The second agreement began November 1, 2008 and runs through 2011 with options to renew. This second agreement provides for a monthly rental of $7,500.

Letters of Credit

     Certain customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors, vendors, etc. on various customer projects. At June 30, 2009, the Company was contingently liable on an irrevocable Letter of Credit for $950,000 to guarantee payments of insurance premiums to the group captive insurance company through which the Company obtains its general liability insurance.

Performance Bonds

     Some customers, particularly new ones, or governmental agencies require us to post bid bonds, performance bonds and payment bonds. These bonds are obtained through insurance carriers and guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the insurer make payments or provide services under the bond. We must reimburse the insurer for any expenses or outlays it is required to make. Depending upon the size and conditions of a particular contract, we may be required to post letters of credit or other collateral in favor of the insurer. Posting of these letters or other collateral reduce our borrowing capabilities. Historically, the Company has never had a payment made by an insurer under these circumstances and does not anticipate any claims in the foreseeable future. At June 30, 2009, we had $43.4 million in bonds issued by the insurer outstanding.

Concentration of Credit Risk

     In the ordinary course of business the company grants credit under normal payment terms, generally without collateral, to our customers, which include natural gas and oil companies, general contractors, and various commercial and industrial customers located within the United States. Consequently, we are subject to potential credit risk related to business and economic factors that would affect these companies. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosure, we may take title to the underlying assets in lieu of cash in settlement of receivables. The Company had two customers that exceeded ten percent of revenues for the nine months ended June 30, 2009. At June 30, 2009 those companies were Spectra Texas Eastern and Markwest, which accounted for 33% of revenues.

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

Related Party Transactions

     Total long-term debt at June 30, 2009 was $25.9 million, of which, $9.9 million was payable to certain directors, officers and former owners of an acquired company. The related party debt consist of a $5.8 million note due in August 2010, a $3 million note payable on August 15 each year at $1 million per year over the next three years and a $1.1 million note payable as collections of receivables that were outstanding at August 15, 2008, which are associated with the receivables of an acquired subsidiary, are received.

Inflation

     Due to relatively low levels of inflation during the nine months ended June 30, 2008 and 2009, inflation did not have a significant effect on our results.

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

     Current and Non Current Accounts Receivable and Provision for Doubtful Accounts The Company provides an allowance for doubtful accounts when collection of an account is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates relating to, among others, our customer's access to capital, our customer's willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. While most of our Customers are large well capitalized companies, should they experience material changes in their revenues and cash flows or incur other difficulties and not be able to pay the amounts owed, this could cause reduced cash flows and losses in excess of our current reserves. At June 30, 2009, the management review deemed that the allowance for doubtful accounts was adequate to cover any anticipated losses.

     Goodwill The Company's goodwill was acquired in two separate purchase transactions that were consummated on August 15, 2008. The Company has selected July 1 for its annual impairment testing date, which is the first day of our fourth quarter. In accordance with paragraph 28 of FAS 142(R) goodwill will be tested for impairment between annual testing dates if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

     Recently our customers have been experiencing reduced demand for their products. We expect to see spending from our customers on their transmission and distribution systems increasing over the next few years as demand returns to normalized levels. The Company's backlog at June 30, 2009 was $49.6 million and while adding additional business projects appears likely, no assurances can be given that the Company will be successful in bidding on projects that become available.

     If the increased demand moves to expected levels in fiscal 2009 and beyond, we believe that the Company will continue to have opportunities to continue to improve both revenue volumes and the margins thereon. However, if the current economic conditions persist, growth could be limited.

     If growth continues, we will be required to make additional capital expenditures for equipment to keep up with that need. Currently, it is anticipated that in fiscal 2009, the Company's capital expenditures will be between $2.0 million and $4.0 million. However, if the customer demands grow, this number could be significantly higher. Significantly higher capital expenditure requirements could impair our cash flows and require additional borrowings.


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

ITEM 4T. Controls and Procedures

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

There has been no change in Energy Services of America Corporation's internal control over financial reporting during Energy Services of America Corporation's third quarter of fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation's internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     (a) Prior to completing our public offering on September 6, 2006, we sold the following shares of common stock without registration under the Securities Act of 1933, as amended:

            Name                                  Number of Shares         Relationship to Us
-------------------------------------------     --------------------  ----------------------------------------------
Marshall T. Reynolds.......................             537,500        Chairman of the Board, Chief Executive
                                                                       Officer and Director
Jack M. Reynolds...........................             430,000        Director
Edsel R. Burns.............................             537,500        President and Director
Neal W. Scaggs.............................             107,500        Director
Joseph L. Williams.........................             107,500        Director
Douglas Reynolds...........................             430,000        Director (1)

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

     On April 5, 2006, we entered into a warrant placement agreement with our initial stockholders for the sale of the following warrants without registration under the Securities Act of 1933, as amended:

                                                         Number of
                 Name                                    Warrants                   Relationship to Us
-------------------------------------------------    -----------------        --------------------------------------
Marshall T. Reynolds.............................         2,692,303           Chairman of the Board, Chief Executive
                                                                              Officer and Director
Jack M. Reynolds.................................            76,924           Director
Edsel R. Burns...................................            76,924           President and Director
Neal W. Scaggs...................................            76,924           Director
Joseph L. Williams...............................            76,924           Director
Douglas Reynolds.................................            76,924           Director (1)

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


                                    ENERGY SERVICES OF AMERICA CORPORATION


Date: August 12, 2009             By: /s/  Marshall T. Reynolds
                                          -------------------------------------
                                          Marshall T. Reynolds
                                          Chairman and Chief Executive Officer
                                          (Principal Executive Officer)



Date: August 12, 2009             By: /s/ Edsel R. Burns
                                          -------------------------------------
                                          Edsel R. Burns
                                          President


Date: August 12,2009              By: /s/ Larry A. Blount
                                          -----------------------------
                                          Larry A. Blount
                                          Chief Financial Officer

                                                                    Exhibit 31.1

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     I, Marshall T. Reynolds, certify that:


1. I have reviewed this Quarterly Report on Form 10-Q of Energy Services of America Corporation;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:


     a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted
          accounting   principals;

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




August 12, 2009                         /s/ Marshall T. Reynolds
---------------                         ---------------------------------------
Date                                    Marshall T. Reynolds
                                        Chairman and Chief Executive Officer

                                                                   Exhibit 31.2

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         I, Larry A. Blount, certify that:


1. I have reviewed this Quarterly Report on Form 10-Q of Energy Services of America Corporation;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:


     a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



August 12, 2009                          /s/  Larry A. Blount
---------------                          ---------------------------------------
Date                                     Larry A. Blount
                                         Chief Financial Officer

                                                                    Exhibit 32


                            Certification pursuant to
                             18 U.S.C. Section 1350,
                             as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002


Marshall T. Reynolds, Chairman and Chief Executive Officer and Larry A. Blount, Chief Financial Officer of Energy Services of America Corporation (the "Company") each certify in their capacity as officers of the Company that they have reviewed the Quarterly report of the Company on Form 10-Q for the quarter ended June 30, 2009 and that to the best of their knowledge:

1. the report fully complies with the requirements of Sections 13(a) of the Securities Exchange Act of 1934; and

2. the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.



August 12, 2009                           /s/  Marshall T. Reynolds
---------------                           --------------------------------------
Date                                      Marshall T. Reynolds
                                          Chairman and Chief Executive Officer


August 12, 2009                           /s/  Larry A. Blount
---------------                           --------------------------------------
Date                                      Larry A. Blount
                                          Chief Financial Officer