Form 10-K
period 2009-09-30
Energy Services of America CORP
filed 2009-12-23
CIK 1357971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2009
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________

Commission File Number: 001-32998

Energy Services of America Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-4606266
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

100 Industrial Lane, Huntington, West Virginia	25702
(Address of Principal Executive Office)	(Zip Code)

304-399-6300
(Registrant’s Telephone Number including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Class	On Which Registered

Common Stock, par value $0.0001 per share	NYSE Amex Equities

Units (each Unit consisting of one share of	NYSE Amex Equities
Common Stock and two Warrants)

Warrants (each Warrant is exercisable	NYSE Amex Equities
for one share of Common Stock)

Securities Registered Pursuant to Section 12(g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES  ☐  NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐ NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.  YES ☒  NO ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐ NO ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge,  in  definitive proxy  or  information  statements  incorporated  by  reference in  Part III of this  Form 10-K or any amendment to this Form 10-K.  ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐               Accelerated Filer ☐                            Non-Accelerated Filer ☐                                  Smaller Reporting Company ☒
          (Do not check if a Smaller reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on March 31, 2009, as reported by the NYSE Amex Equities, was $12,065,505.

As of December 21, 2009, there were issued and outstanding 12,092,307 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Energy Services of America Corporation
Annual Report On Form 10-K
For The Fiscal Year Ended
September 30, 2009

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

Energy Services of America (ESA) is a provider of contracting services to America’s energy providers, primarily the gas and electricity providers.  The Company’s services include:

●	The installation, replacement and repairs of pipelines for the oil and natural gas industries.
●	General electrical services for both power companies and various other industrial applications.
●	The installation of water and sewer lines for various governmental agencies.
●	Various other ancillary services related to the other services.

Our Consolidated Revenues for the year ended September 30, 2009 were approximately $107 million of which 74% was attributable to gas work, 22% to electrical services, and 4% to water and sewer installations and other ancillary services.

               ESA operates primarily in the Mid Atlantic region of the country though our projects can be nationwide.  The work includes a combination of both interstate and intrastate pipelines that move natural gas from the producing regions to consumption regions.  The Company also offers other services indicated above. The Company does not own or is not directly involved in the exploration, transportation or refinement of oil and natural gas nor any of the facilities used for transporting electricity.  The Company has established relationships with numerous customers which includes many  of the leading companies in the industries we serve.

Representative Customer list
Spectra Energy
Dominion Resources
Columbia Gas Transmission
Columbia Gas of Ohio and Pennsylvania
Nisource
Marathon Ashland Petroleum LLC
American Electric Power
Toyota
Hitachi
Kentucky American Water
Equitable Resources
Markwest Energy
Range Resources
Various State, County and municipal public service districts.

Energy Services’ sales force consists of industry professionals with significant relevant sales experience who utilize industry contacts and available public data to determine how to most appropriately market ESA’s line of products.  We rely on direct contact between our sales force and our customers’ engineering and contracting departments in order to obtain new business.  Due to the occurrence of inclement weather during the winter months,   certain parts of the Company business, i.e., the construction of pipelines, is somewhat seasonal in that most of the work is performed during the non-winter months.

Backlog/New Business

Our Company’s backlog represents contracts for services that have been entered into but which have not yet been processed.  At September 30, 2009, Energy Services had a backlog of work to be completed on contracts of $144 million.  At September 30, 2008, the Company had a backlog of work to be completed on contracts of $40.7 million.  Due to the timing of ESA’s construction contracts and the long-term nature of some of our projects, portions of our backlog may not be completed in the current fiscal year.   Most projects the Company performs can be completed in a short period of time, typically two to five months.  Larger projects usually take seven to eighteen months to be completed.  As a general rule, work starts shortly after the signing of the contract.

Types of Contracts

Energy Services contracts are usually awarded on a competitive and negotiated basis.  While contracts may be of a lump sum for a project or one that is based upon time and materials, most of the work is bid based upon unit prices for various portions of the work with a total agreed-upon price based on estimated units.  The actual revenues produced from the project will be dependent upon how accurate the customer estimates are as to the units of the various items.

Raw Materials and Suppliers

The principal raw materials that the Company uses are metal plate, structural steel, pipe, wire, fittings and selected engineering equipment such as pumps, valves and compressors.  For the most part, the largest portion of these materials are supplied by the customer. The materials that ESA purchases would predominately be those of a consumable nature on the job, such as small tools and environmental supplies.  We anticipate being able to obtain these materials for the foreseeable future.

Industry Factors

Energy Services  revenues, cash flows and earnings are substantially dependent upon, and affected by, the level of natural gas exploration development activity and the levels of work on existing pipelines as well as the level of demand for our electrical services.  Such activity and the resulting level of demand for pipeline construction and related services and electrical services are directly influenced by many factors over which the Company has no control.  Such factors include the market prices of natural gas and electricity, market expectations about future prices, the volatility of such prices, the cost of producing and delivering natural gas and electricity, government regulations and trade restrictions, local and international political and economic conditions, the development of alternate energy sources and the long-term effects of worldwide energy conservation measures.  Substantial uncertainty exists as to the future level of natural gas exploration and development activity as well as the demand for the our electrical services.

Energy Services cannot predict the future level of demand for its construction services, future conditions in the pipeline or electrical construction industry or future pipeline and electrical construction rates.

Energy Services maintains banking relationships with three financial institutions and has lines of credit and borrowing facilities with these institutions.   While there is no reason to believe that such lines won’t be available, any delays getting them established could create difficulties for the Company.  The Company’s facilities have been sufficient to provide the working capital necessary to complete their ongoing projects.  At September 30, 2009, the Company had an irrevocable standby letter of credit in the amount of $950,542.   One of the keys to maintaining the company’s growth will be the establishment and maintenance of sufficient lines of credit to provide cash flow to fund the Company’s projects.

Competition

The pipeline construction industry is a highly competitive business characterized by high capital and maintenance costs.  Pipeline contracts are usually awarded through a competitive bid process and, while the Company believes that operators consider factors such as quality of service, type and location of equipment, or the ability to provide ancillary services, price and the ability to complete the project in a timely manner are the primary factors in determining which contractor is awarded a job.  There are a number of regional and national competitors that offer services similar to Energy Services.  Certain of the Company’s competitors have greater financial and human resources than Energy Services, which may enable them to compete more efficiently on the basis of price and technology.  The Company’s largest competitors are Otis Eastern, Miller pipeline, Green Electric, Summit Electric and Apex Pipeline.

Operating Hazards and Insurance

Energy Services  operations are subject to many hazards inherent in the pipeline construction business, including, for example, operating equipment in mountainous terrain, people working in deep trenches and people working in close proximity to large equipment.  These hazards could cause personal injury or death, serious damage to or destruction of property and equipment, suspension of drilling operations, or substantial damage to the environment, including damage to producing formations and surrounding areas.  Energy Services seeks protection against certain of these risks through insurance, including property casualty insurance on its equipment, commercial general liability and commercial contract indemnity, commercial umbrella and workers’ compensation insurance.

The Company’s insurance coverage for property damage to its equipment is based on estimates of the cost of comparable used equipment to replace the insured property.  There is a deductible per occurrence on rigs and equipment of $2,500 and $2,500 for miscellaneous tools.  The Company also maintains third party liability insurance and a commercial umbrella policy.  Energy Services believes that it is adequately insured for public liability and property damage to others with respect to its operations.  However, such insurance may not be sufficient to protect Energy Services against liability for all consequences of well disasters, extensive fire damage or damage to the environment.

Government Regulation and Environmental Matters

General.  Energy Services’ operations are affected from time to time in varying degrees by political developments and federal, state and local laws and regulations. In particular, natural gas production, operations and economics are or have been affected by price controls, taxes and other laws relating to the natural gas industry, by changes in such laws and by changes in administrative regulations. Although significant capital expenditures may be required to comply with such laws and regulations, to date, such compliance costs have not had a material adverse effect on the earnings or competitive position of Energy Services. In addition,  Energy Services ‘ operations are vulnerable to risks arising from the numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection.

               Environmental Regulation.  Energy Services’ activities are subject to existing federal, state and local laws and regulations governing environmental quality, pollution control and the preservation of natural resources. Such laws and regulations concern, among other things, the containment, disposal and recycling of waste materials, and reporting of the storage, use or release of certain chemicals or hazardous substances. Numerous federal and state environmental laws regulate drilling activities and impose liability for discharges of waste or spills, including those in coastal areas. The Company has conducted pipeline construction in or near ecologically sensitive areas, such as wetlands and coastal environments, which are subject to additional regulatory requirements. State and federal legislation also provide special protections to animal and marine life that could be affected by the Company’s activities. In general, under various applicable environmental programs, The Company may potentially be subject to regulatory enforcement action in the form of injunctions, cease and desist orders and administrative, civil and criminal penalties for violations of environmental laws. Energy Services may also be subject to liability for natural resource damages and other civil claims arising out of a pollution event.  The Company would be responsible for any pollution event that was caused by its actions.  It has insurance that it believes is adequate to cover any such occurrences.

Environmental regulations that affect Energy Services’ customers also have an indirect impact on Energy Services. Increasingly stringent environmental regulation of the natural gas industry has led to higher drilling costs and a more difficult and lengthy well permitting process.

The primary environmental statutory and regulatory programs that affect Energy Services’ operations include the following:  Department of Transportation regulations, regulations set forth by agencies such as Federal Energy Regulatory Commission and various environmental agencies including state, federal and local government.

Health And Safety Matters. Energy Services’ facilities and operations are also governed by various other laws and regulations, including the federal Occupational Safety and Health Act, relating to worker health and workplace safety. As an example, the Occupational Safety and Health Administration have issued the Hazard Communication Standard. This standard applies to all private-sector employers, including the natural gas exploration and producing industry.  The Hazard Communication Standard requires that employers assess their chemical hazards, obtain and maintain certain written descriptions of these hazards develop a hazard communication program and train employees to work safely with the chemicals on site. Failure to comply with the requirements of the standard may result in administrative, civil and criminal penalties. Energy Services believes that appropriate precautions are taken to protect employees and others from harmful exposure to materials handled and managed at its facilities and that it operates in substantial compliance with all Occupational Safety and Health Act regulations. While it is not anticipated that Energy Services will be required in the near future to make material expenditures by reason of such health and safety laws and regulations, Energy services is unable to predict the ultimate cost of compliance with these changing regulations.

Research and Development/Intellectual Property

Energy Services has not made any material expenditure for research and development.   Energy Services does not own any patents, trademarks or licenses.

Legal Proceedings

Energy Services is not a party to any legal proceedings, other than in the ordinary course of business, that if decided in a manner adverse to the Company would be materially adverse to Energy Services’ financial condition or results of operations. At September 30, 2009, the Company was not involved in any material legal proceedings, the outcome of which would have a material adverse effect on its financial condition or results of operations.

Facilities and Other Property

The Company and its subsidiaries own the property where its subsidiary C J Hughes is located.  All other facilities are leased including the corporate headquarters.   The total amount of the lease payments for the various locations is $12,500 per month.

Employees

As of September 30, 2009, the Company had approximately 393 employees including management. A number of the Company’s employees are represented by trade unions represented by various collective bargaining units.   Energy Services’ management believes that the Company’s relationship with its employees is good.

Item 1A.  Risk Factors

Our business is subject to a variety of risks and uncertainties, including, but not limited to, the risk and uncertainties described below.  The risks and uncertainties described below are not the only ones facing our company.  Additional risks and uncertainties not known to us or not described below also may impair our business operations.  If any of the following risks actually occur, our business financial condition and results of operations could be harmed and we may not be able to achieve our expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” under Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the section entitled “Forward looking statements”.

Our operating results may vary significantly from quarter to quarter.

We typically experience lower volumes and lower margins during the winter months due to lower demand for our pipeline services and more difficult operating conditions.  Also, other items that can materially affect our quarterly results include:

Variations in the mix of our work in any particular quarter
Unfavorable regional, national or global economic and market conditions
A reduction in the demand for our services
Changes in customer spending patterns
Unanticipated increases in construction and design costs
Timing and volume of work we perform
Termination of existing agreements
Losses experienced not covered by insurance
Payment risks associated with customer financial condition
Changes in bonding requirements of agreements
Interest rate variations
Changes in accounting pronouncements
Acquisitions and the integration  of them and the costs associated with such integration.

Credit facilities to fund our operations and growth might not be available.

Our business relies heavily on having lines of credit in place to fund the various projects we are working on.   Should acceptable funding not be available, it could severely curtail our operations and the ability to generate profits.

Economic downturns and financial crisis can impact the level of volumes of our customers spending.

The severe recession that occurred in the U.S. during the 2008 and 2009 calendar years resulted in many of our customers, delaying, cancelling or modifying many projects in 2008 and 2009.   While the severity of the recession has moderated there can be no assurance that the recovery will include a large number of construction projects for the Company or that any recovery will be sustained.

An economic downturn in the industries we serve could lead to less demand for our services.

In addition to the effects of the economic recession there could be industry specific reductions in the industries that we serve.  If the demand for natural gas should drop dramatically, or the demand for electrical services drop dramatically, these would in turn result in less demand for our services.

Project delays or cancellations may result in additional costs to us, reductions in revenues or the payment of liquidated damages.

In certain circumstances, we guarantee project completion by a scheduled acceptance date or have achievement of certain acceptance and performance testing levels.  Failure to meet any of these requirements could result in additional costs or penalties which could exceed the expected project profits.

We may be unsuccessful at generating internal growth.

Our ability to generate internal growth will be affected by our ability to:

Attract new customers
Expand our relationships with existing customers
Hire and maintain qualified employees
Expand geographically
Adjust quickly to changes in our industry

Also, as experienced in 2008-2009, economic crisis could significantly limit the number and size of projects that we have the opportunity to bid on.  Many of the factors that could limit our internal growth may be beyond our control and therefore limit our ability to grow.

Our industry is highly competitive.

Our industry has been and remains very competitive with competitors ranging from small owner operated companies to large public companies.  Within that group there may be companies with lower overheads that therefore are able to price their services at lower levels than we can.   Accordingly, if that occurs, our volume levels could be severely limited.

The type of contracts we obtain could adversely affect our business.

We enter into various types of contracts, some fixed price, some variable pricing.  On fixed price contracts our profits could be curtailed or eliminated by unanticipated pricing increases associated with the contract.

Changes by the government in laws regulating the industries we serve could reduce our volumes.

If the government enacts legislation that has serious impacts on the industries we serve, it could lead to the curtailment of any capital projects in those industries and therefore lead to lower volumes for our company.

Many of our contracts can be cancelled or delayed or may not be renewed upon completion.

If our customers should cancel or delay many projects, our revenues could be reduced if we are unable to replace these contracts with others.  Also, we have contracts that expire and are rebid periodically.   If we are unsuccessful in rebidding those contracts, that could curtail our revenue as well.

Our business requires a skilled labor force and if we are unable to attract and retain qualified employees, our ability to maintain our productivity could be impaired.

Our productivity depends upon our ability to employ and maintain skilled personnel to meet our requirements.   Should some of our key managers leave us, it could limit our productivity.  Also, many of our labor personnel are trades union members.  Should we encounter problems with the unions or there be a problem with enough available operators, welders, etc., it could curtail our production significantly.

Our backlog may not be realized.

Our backlog could be reduced due to cancellation of projects by customers and/or reductions in scope of the projects.  Should this occur, our anticipated revenues would be reduced unless we were able to replace those contracts.

We extend credit to customers for purchases of our services and therefore have risk that they may not be able to pay us.

While we have not had any significant problems with collections of accounts receivables historically, should there be an economic crisis that would result in our customers’ inability pay it could certainly curtail our operations and ability to operate.

Our financial condition could be impacted by goodwill impairment.

We are required annually under General Accepted Accounting Principals to test our goodwill for impairment.  Goodwill is the asset that represents the excess amount we pay for a business including liabilities assumed over the fair value of the tangible and intangible assets of the business we acquire..   We have recorded on our books at September 30, 2009 a total of $38,469,163 of goodwill.  We had the required testing done as of July 2009  by an outside party and the findings were that the goodwill we have recorded was not impaired.   However, should the acquired companies experience downturns which would indicate a lesser value, future tests could indicate goodwill impairment which would result in a write down of the goodwill asset and a reduction in equity and therefore  the book value of the Company.

We may incur liabilities or suffer negative financial or reputational impacts relating to occupational health and safety matters.

Our operations are subject to extensive laws and regulations relating to the maintenance of safe conditions in the workplace.  While we are constantly monitoring our health and safety programs, our industry involves a high degree of operating risk and there can be no assurance given that we will avoid significant liability exposure and/or be precluded from working for various customers due to high incident rates.   We believe we are taking the appropriate precautions in this area, but can not be certain of that.

Our dependence on suppliers, subcontractors and equipment manufacturers could expose us to risk of loss in our operations.

On certain projects, we rely on suppliers to obtain the necessary materials and subcontractors to perform portions of our services.  We also rely on equipment manufacturers to provide us with the equipment needed to conduct our operations.  Any limitations on availability of materials or equipment or failure to complete work on a timely basis by subcontractors in a quality fashion, could lead to added costs and therefore lower profitability for the Company.

During the ordinary course of business, we may become subject to lawsuits or indemnity claims, which could materially and adversely affect our business and results of operations.

From time to time, we may in the ordinary course of business be named as a defendant in lawsuits, claims and other legal proceedings. These actions may seek, among other things, compensation for alleged personal injury, worker’s compensation, employment discrimination, breach of contract, property damages, civil penalties and other losses of injunctive or declaratory relief.   Also, we often indemnify our customers for claims related to the services we provide and actions we take under our contract with them.  Because our services in certain instances may be integral to the operation and performance of our customer’s infrastructure, we may become subject to lawsuits or claims for any failure of the systems we work on.   While we insure against such claims,  the outcomes of any of the lawsuits, claims or legal proceedings could result in significant costs and diversion of management’s attention to the business.  Payments of significant amounts, even if reserved, could adversely affect our reputation, liquidity and results of operations.

A portion of our business depends on our ability to provide surety bonds.  We may be unable to compete for our work on certain projects if we are not able to obtain the necessary Surety bonds.

              Current or future market conditions, including losses in the construction industry or as a result of large corporate bankruptcies, as well as changes in our sureties’ assessment of our operating and financial risk, could cause our surety providers to decline to issue or renew, or substantially reduce the amount of bonds for our work and could increase our bonding costs.  These actions could be taken on short notice.  Since a growing number of our customers require such bonding, should our surety providers limit or eliminate our access to bonding, our performance could be negatively impacted if we were unable to replace the bonded business with work that does not require bonding or come up with other means of securing the jobs performance such as with letters of credit or cash.

We may not be successful in continuing to meet the requirements of the Sarbanes-Oxley Act of 2002.

The Sarbanes –Oxley Act of 2002 has many requirements applicable to us regarding corporate governance and financial reporting.  If we are unable to establish and maintain appropriate controls as required in the act, the failure to do so could result in a decrease in the market value of our stock and result in reduced ability to obtain financing, the potential loss of customers and the additional expenditures to meet the requirements.

Our failure to comply with environmental laws could result in significant liabilities.

Our operations are subject to various environmental laws and regulations, including those dealing with the handling and disposal of waste products, PCB’s, fuel storage, etc.   We also work around and under bodies of water.   We spend a great deal of time and money to make sure that we are compliant with the appropriate laws and regulations.  However, if we should inadvertently cause contamination of waters or soils, liabilities for our company relating to cleanup and remediation could be substantial and could exceed any insurance coverage we might have and result in a negative impact to the company’s ability to operate.

ITEM 1B.             Unresolved Staff Comments

The Form 10-K for 2008 and the Form 10-Q for the quarter ended December31 2008, were reviewed by the SEC staff and comments issued.  The Company has responded to the Staff comments and included in this document where appropriate, information requested by the staff and agreed to by the Company.  The SEC Staff has not yet completed their review of our response, but we feel our response addressed their comments in all material respects.

ITEM 2.                Properties

We maintain our executive offices at 100 Industrial Lane, Huntington, West Virginia 25702.  We consider our current office space adequate for our current operations.

ITEM 3.                Legal Proceedings

At September 30, 2009, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.                Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of the year ended September 30, 2009 to a vote of security holders.

PART II

ITEM 5.                Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)           Our units, common stock and warrants are listed on the NYSE Amex Equities under the symbols ESA.U, ESA and ESA.WS, respectively.  The following table sets forth the range of high and low sales prices for the units, common stock and warrants during each of the last two fiscal years.

Units

Fiscal 2009	High	Low	Dividends
Quarter ended December 31, 2008	$8.60	$3.00	$-
Quarter ended March 31, 2009	5.64	2.79	-
Quarter ended June 30, 2009	4.60	1.20	-
Quarter ended September 30, 2009	4.70	3.21	-

Fiscal 2008	High	Low	Dividends
Quarter ended December 31, 2007	$6.92	$6.57	$-
Quarter ended March 31, 2008	7.46	6.15	-
Quarter ended June 30, 2008	7.45	6.70	-
Quarter ended September 30, 2008	9.09	6.50	-

Common Stock

Fiscal 2009	High	Low	Dividends
Quarter ended December 31, 2008	$7.25	$3.70	$—
Quarter ended March 31, 2009	6.00	2.45	—
Quarter ended June 30, 2009	3.45	2.60	—
Quarter ended September 30, 2009	3.44	2.28	—

Fiscal 2008	High	Low	Dividends
Quarter ended December 31, 2007	$5.85	$5.60	$—
Quarter ended March 31, 2008	6.24	5.55	—
Quarter ended June 30, 2008	5.95	5.28	—
Quarter ended September 30, 2008	5.98	5.18	—

Warrants

Fiscal 2009	High	Low	Dividends
Quarter ended December 31, 2008	$1.03	$.25	$—
Quarter ended March 31, 2009	.70	.30	—
Quarter ended June 30, 2009	.70	.21	—
Quarter ended September 30, 2009	.69	.44	—

Fiscal 2008	High	Low	Dividends
Quarter ended December 31, 2007	$0.68	$0.58	$—
Quarter ended March 31, 2008	0.92	0.20	—
Quarter ended June 30, 2008	0.89	0.35	—
Quarter ended September 30, 2008	1.27	0.54	—

As of September 30, 2009, there were two holders of record of our units, twenty holders of record of our common stock and seven holders of record of our warrants.

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

ITEM 6.                Selected Financial Data

Not required for smaller reporting company filer.

ITEM 7.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of the financial condition and results of operations of Energy Services in conjunction with the “Unaudited Pro Forma Consolidated Financial information” appearing in this section of this annual report as well as the historical financial statements and related notes contained elsewhere herein.  Among other things, those historical consolidated financial statements include more detailed information regarding the basis of presentation for the following information.

Forward Looking Statements

Within Energy Services’ consolidated financial statements and this discussion and analysis of the financial condition and results of operations, there are included statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  You can identify these statements by the fact that they do not relate strictly to historical or current facts.  They use words such as “anticipate,” “estimate,” “project,” “forecast,” “may,” “will,” “should,” “could,” “expect,” “believe,” “intend” and other words of similar meaning.

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

Overview

Energy Services was formed on March 31, 2006, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business.  It operated as a “Blank Check Company” until August 15, 2008 at which time it completed the acquisitions of ST Pipeline, Inc. and C J Hughes Construction Company, Inc.  S.T. Pipeline and C.J. Hughes are considered predecessor companies to Energy Services.  The discussion of financial condition and operating results include the results of the two predecessors prior to the acquisition.  This discussion is based in part on pro-forma income statement information for the year ended September 30, 2008.  The Company acquired ST Pipeline for $16.2 million in cash and $3.0 million in a promissory note.  The C J Hughes purchase price totaled $34 million, one half of which was in cash and one half in Energy Services common stock.  The acquisitions are accounted for under the purchase method and the financial results of both acquisitions are included in the results of Energy Services from the date of acquisition.

Since the acquisitions, Energy Services has been engaged in the providing of contracting services for energy related companies.  Currently Energy Services primarily services to the Gas, Oil and Electrical industries though it does some other incidental work.  For the Gas industry, the Company is primarily engaged in the construction, replacement and repair of natural gas pipelines and storage facilities for utility companies and private natural gas companies.  Energy Services is involved in the construction of both interstate and intrastate pipelines, with an emphasis on the latter.  For the Oil industry the Company provides a variety of services relating to pipeline, storage facilities and plant work.  For the Electrical industry, the Company provides a full range of electrical installations and repairs including substation and switchyard services, site preparation, packaged buildings, transformers and other ancillary work with regards thereto.  Energy Services’ other services include liquid pipeline construction, pump station construction, production facility construction, water and sewer pipeline installations, various maintenance and repair services and other services related to pipeline construction.  The majority of the Company’s customers are located in West Virginia, Virginia, Ohio, Kentucky and North Carolina.  The Company builds, but does not own, natural gas pipelines for its customers that are part of both interstate and intrastate pipeline systems that move natural gas from producing regions to consumption regions as well as building and replacing gas line services to individual customers of the various utility companies.  The Company had consolidated operating revenues of $107 million for the year ended September 30, 2009 of which 74% was attributable to gas work, 22% to electrical services customers, and 4% for water and sewer installation and other ancillary services.

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

Understanding Gross Margins

Our gross margin is gross profit expressed as a percentage of revenues.  Cost of revenues consists primarily of salaries, wages and some benefits to employees, depreciation, fuel and other equipment costs equipment rentals, subcontracted services, portions of insurance, facilities expense, materials and parts and supplies.  Various factors, some controllable, some not impact our gross margin on a quarterly or annual basis.

Seasonal.  As discussed above, seasonal patterns can have a significant impact on gross margins.  Usually, business is slower in the winter months versus the warmer months.

Weather.  Adverse or favorable weather conditions can impact gross margin in a given period.  Periods of wet weather, snow or rainfall, as well as severe temperature extremes can severely impact production and therefore negatively impact revenues and margins.  Conversely, periods of dry weather with moderate temperatures can positively impact revenues and margins due to the opportunity for increased production and efficiencies.

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

Margins  on job.  Failure to properly execute a job including failure to properly manage and supervise a job could decrease the profit margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and related benefits to management, administrative salaries and benefits, marketing, communications, office and utility costs, professional fees, bad debt expense, letter of credit fees, general liability insurance and miscellaneous other expenses.

Results of Operations

The following table sets forth the Pro Forma consolidated Statement of Operations for the year ended September 30, 2008 and the consolidated statement of operations for the year ended September 30, 2009.    This information is based upon and should be read in conjunction with the more detailed information included in the section titled “Unaudited Pro Forma Consolidated Financial Information.”

	Year ended September 30, 2009	Percent	Year ended September 30, 2008	Percent

Contract Revenues	$106,766	100.0%	$208,240	100.0%
Cost of Revenues	106,536	99.8%	176,166	84.6%
Gross Profit	230	0.2%	32,074	15.4%
General and administrative expenses	7,405	6.9%	6,914	3.3%
Income (loss) from operations before taxes	(7,175)	(6.7%)	25,160	12.1%
Interest Income	57	0.1%	349	0.2%
Interest Expense	(1,624)	1.5%	(1,662)	(0.8)%
Other Income (Expense)	(50)	0.0%	1,233	0.6%
Income (loss) before Income taxes	(8,792)	(8.2%)	25,080	12.0%
Income taxes	(2,870)	(2.7%)	10,078	4.8%
Net Income (loss)	$(5,922)	(5.5%)	$15,002	7.2%

Earnings (loss) Per Share – Basic	$(0.49)		$1.24
Earning (loss) Per Share – Diluted	$(0.49)		$1.03

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION

The following table set forth summary financial information for our pro forma consolidated results for the year ended September 30, 2008.  The information is presented to show what the consolidated income statement would have looked like had the transactions with ST Pipeline and CJ Hughes been completed at the beginning of the year.  The information includes such adjustments as deemed necessary to reflect the transactions in a proper manner.  This information should be read in conjunction with the notes thereto.

The unaudited pro forma information is for informational purposes only and is not intended to represent or be indicative of the consolidated results of operations that we would have reported had the merger transactions been completed as of the date presented and should not be taken as representative of our future consolidated results of operations.

Energy Services of America Corporation
ST Pipeline, Inc. / CJ Hughes
Pro Forma Combined, Condensed, Consolidated Statement of Income
Year ended September 30, 2008
(Unaudited)

	Energy Services of America Corporation	ST Pipeline January 1 – August 15, 2008	ST Pipeline October 1 – December 31, 2007	ST Pipeline Pro Forma Adjustments		CJ Hughes January 1 – August 15, 2008	CJ Hughes December 31, 2007	CJ Hughes Pro Forma Adjustments		Redemption Adjustments			Pro Forma Combined
	(Audited)	(Audited)	(Unaudited)			(Audited)	(Unaudited)						(Unaudited)

Contract Revenues	$28,517,688	$37,410,877	$37,520,704			$79,217,380	$25,573,278			$			$208,239,927
Cost of Revenues	23,830,404	30,676,571	22,409,225	$1,210,813	(1)	74,794,447	22,428,832	$816,113	(1)				176,166,405
Gross Profit	4,687,284	6,734,306	15,111,479	(1,210,813)		4,422,933	3,144,446	(816,113)			—		32,073,522
General and administrative expenses	1,350,246	996,049	419,290			3,473,283	674,345						6,913,213
Net income (loss) from operations	3,337,038	5,738,257	14,692,189	(1,210,813)		949,650	2,470,101	(816,113)			—		25,160,309
Interest Income	1,585,074	34,675	—	(513,160	)(2)	—	91,897	(543,081	)(2)		(306,545	)(5)	348,860
Interest Expense	(220,274)	(142,940)	—	(225,000	)(3)	(707,622)	(366,488)	—					(1,662,324)
Other Income (Expense)	111,301	932,101	204,133			164,709	(178,747)						1,233,497
Income before income taxes	4,813,139	6,562,093	14,896,322	(1,948,973)		406,737	2,016,763	(1,359,194)			(306,545)		25,080,342
Income taxes	2,001,981	—	—	7,803,777	(4)	—	—	395,109	(4)		(122,618	)(6)	10,078,249
Net Income	$2,811,158	$6,562,093	$14,896,322	$(9,752,750)		$406,737	$2,016,763	$(1,754,303)			$(183,927)		$15,002,093

Weighted average shares outstanding – basic		10,750,000						2,964,763			(1,622,456)		12,092,307
Weighted average shares – diluted		13,160,643						2,964,763			(1,622,456)		14,502,950
Net income per share – basic		$0.26											$1.24
Net income per share – diluted		$0.21											$1.03

Notes to pro forma income statements

(1)
These adjustments represent the added depreciation created from the mark to market of the fixed assets of ST Pipeline ($6.1 million) and CJ Hughes ($4.1 million) as required by purchase accounting.  The added depreciation is based upon a 5 year useful life.

(2)
These adjustments reflect the interest income lost from the cash payments made to the shareholders of ST Pipeline ($16.3 million) and CJ Hughes ($17.2 million)  had the transaction been completed at the beginning of each period and therefore not earning interest.  The rates of interest actually received were used in the calculation (3.15%).

(3)
This adjustment is to reflect the added  interest cost that would have occurred relating  to the $3 million of notes at 7.5% issued to the shareholders of  ST Pipeline had the transaction been in place for the period.

(4)
ST Pipeline and CJ Hughes were both Sub S corporations and therefore had no Federal or state income taxes.  These entries are to reflect the estimated taxes for these companies had they been a part of Energy Services during the respective period.  The combined rates used were 40%.

(5)
In accordance with the bylaws of Energy Services, shareholders had the right to vote against the transactions and request their shares be redeemed.  These entries reflect the lost interest income from the purchase of those shares so redeemed. Assuming they had been redeemed at the beginning of the period.  The interest rate used were the actual rates received by Energy Services during the period (3.15%).

(6)	These entries are to reflect the tax savings related to the interest income lost on the payments to redeem shares. The combined tax rate was 40%.

2009 compared to 2008 – Pro Forma basis

Revenues.  Revenue decreased by $101.5 million or 48.7% to $106.8 million for the year ended September 30,  2009.  The decrease was primarily driven by the recessionary times we experienced in 2009 which lead to the Company  not being awarded any large projects similar in size to the ones completed in previous years. Many of our customers reduced, delayed or cancelled projects because of the uncertain economy.

 Costs of Revenues.  Cost of revenues decreased by $69.6 million or 39.5% to $106.5 million for the year ended September 30, 2009.   Cost of revenues decreased at a smaller percentage than revenue due to losses we incurred on two major jobs.  There was a combination of events that resulted in the losses on to these jobs.  First, the Customer had several other projects that were supposed to start in the quarter that they decided to delay.  The pricing had been established on these projects under the assumption of getting the added work. When that did not occur many costs that would have been spread over all the jobs then had to be absorbed into these two existing jobs.  Also, there were unplanned work stoppages initiated by the customer for the Thanksgiving and Christmas holidays which resulted in added payroll costs.  These jobs have been completed and since this was an unusual  occurrence for portions of projects linked together to get delayed and normally when planning a project you know of scheduled work stoppages, we believe that the results of these  jobs is not indicative of future performance.

Gross Profit.  Gross profits decreased by $31.8 million or 99.3% for the year ended September 30, 2009.  Gross margins decreased from 15.4% to .2%  for the year ended September 30, 2009.  This was a result of the losses mentioned above and the decrease in volume.  The Company’s average gross margin runs in the twelve to fifteen percent range.

Selling, general and administrative expenses.   Selling, general and administrative expenses increased by 492,706 or 7.1% for the year ended September 30, 2009.   The increase was driven primarily by the addition of administrative personnel needed to support our informational and regulatory compliance needs.

Income from Operations.  Income from operations decreased by $32.3 million or 128.5% for the year ended September 30, 2009.  This decrease was due to the aforementioned reductions.

Interest Income.  Interest  income decreased $291,330 or 83.5% for the year ended September 30, 2009 as excess cash was used to pay down long term debt.

Interest expense.  Interest expense decreased $38,512 or 2.3% for the year ended September 30, 2009.

Other Income.  Other income decreased $1,283,748 or104.1% for the year ended September 30, 2009. This decrease was due to a reclassification of equipment rental income in 2009 to Construction Revenues.

Net Income.  Net income decreased by $20.9 million or139.5% to a loss of $5.9 million for the year ended September 30, 2009.  The decrease was driven by the decreases listed above.

2009 for Energy Services

Energy Services for 2009 had sales of $107 million, a net loss of $5.9 million which resulted in a loss per share of $.49 basic and $.49 fully diluted.

Comparison of Financial Condition

The Company had total assets of $103 million at September 30, 2009 down $33.6 million from the prior fiscal year end balance.   Some primary components of the balance sheet were accounts receivable which totaled $16.6 million down $21.9 million from the prior year end balances of the operating companies.  Other major categories of assets at September 30, 2009 included cash of $2.8 million down $11 million from the prior year balance as well as fixed assets of $28.9 million down $4.4 million from prior year balance.

Liabilities totaled $48.7 million down from $76.4 million from the prior year balance. Current maturities of long-term debt was reduced by $7.7 million.  This reduction was primarily due to the payment of a note to the former shareholders of one of the acquired companies for outstanding receivables collected. Accounts payable and accrued expenses decreased by $9.6 million as a result of the decrease in expenses discussed above. Income taxes payable was reduced by $1.5 million due to the loss the Company incurred for the period ending September 30, 2009.  Stockholders’ equity was $54.3million down $5.9 million from prior year due to the losses sustained by the Company in 2009.

Liquidity and Capital Resources

Cash Requirements

We anticipate that our cash and cash equivalents on hand at September 30, 2009 which totaled $2.8 million along with our credit facilities available to us and our anticipated future cash flows from operations will provide sufficient cash to meet our operating needs.  However, with the current backlog and the increased demand for our services, we could be faced with needing significant additional working capital. We are currently working with our primary bank to ensure adequate working capital to cover our expected needs.  Limited access to additional working capital could limit the company’s ability to grow.

Sources and uses of Cash

As of September 30, 2009, we had $2.8 million in cash, working capital of $9.4 million and long term debt net of current maturities of $16 million.  The maturities of the total long term debt is as follows

2010	$7,254,624
2011	10,479,925
2012	2,124,690
2013	1,628,424
2014	344,153
There after	1,520,651

Total	$23,352,468

Line of Credit

         The Company entered into a fifteen million dollar ($15,000,000) Line of Credit agreement with a regional bank on August 20, 2009.  Interest will accrue on the new line of credit at an annual rate based on “Wall Street Journal” Prime Rate (the Index) with a floor of six percent (6.0%).  Cash available under the line is calculated based on a percentage of the Company’s accounts receivable with certain exclusions.  Major items excluded from calculation are receivables from bonded jobs, retainage, and items greater than one hundred twenty (120) days old.  At September 30, 2009 the Company had $433,000 available on the line.  A portion of the line of credit was used to repay other outstanding loan balances.

         The following are the major covenants of the line:

1.	Current Ratio must be not less than 1.1 in the first year. As of September 30, 2009 our current ratio was 1.36 to 1.
2.	Debt to tangible net worth must not exceed 3.5 during the first year. Our debt to tangible net worth at September 30, 2009 was 3.07 to 1.
3.	Capital Expenditures (CAPEX) must not exceed $7.5 million. CAPEX from the loan date was approximately $400,000.
4.	Dividends shall not exceed 50% of taxable income without prior bank approval. No dividends have been declared.

                   We were in compliance with all loan covenants as of the period ending September 30, 2009.

Off-Balance Sheet transactions

Due to the nature of our industry, we often enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets.  Though for the most part not material in nature, some of these are:

Leases

Our work often requires us to lease various facilities, equipment and vehicles.  These leases usually are short term in nature, one year or less though at times we may enter into longer term leases when warranted.  By leasing equipment, vehicles and facilities, we are able to reduce our capital outlay requirements for equipment vehicles and facilities that we may only need for short periods of time.  The Company currently rents two pieces of real estate from stockholders-directors of the company under long-term lease agreements.  The one agreement calls for monthly rental payments of $5,000 and extends through January 1, 2012.  The second agreement is for the Company’s headquarter offices and is rented from a corporation in which two of the Company’s directors are shareholders.  The agreement began November 1, 2008 and runs through 2011 with options to renew.  The second agreement calls for a monthly rental of $7,500 per month.

Letters of Credit

Certain of our customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors, vendors, etc. on various customer projects.  At September 30, 2009, the Company was contingently liable on an irrevocable Letter of Credit for $950,542 to guarantee payments of insurance premiums to the group captive insurance company through which the Company obtains its general liability insurance.

Performance Bonds

Some customers, particularly new ones or governmental agencies require us to post bid bonds, performance bonds and payment bonds.  These bonds are obtained through insurance carriers and guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors.  If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the insurer make payments or provide services under the bond.  We must reimburse the insurer for any expenses or outlays it is required to make.  Depending upon the size and conditions of a particular contract, we may be required to post letters of credit or other collateral in favor of the insurer.  Posting of these letters or other collateral will reduce our borrowing capabilities.  Historically, the Company has never had a payment made by an insurer under these circumstances and does not anticipate any claims in the foreseeable future.  At September 30, 2009, we had $80 million in performance bonds issued by the insurer outstanding.

Concentration of Credit Risk

In the ordinary course of business the company grants credit under normal payment terms, generally without collateral, to our customers, which include natural gas and oil companies, general contractors, and various commercial and industrial customers located within the United States.  Consequently, we are subject to potential credit risk related to business and economic factors that would affect these companies.  However, we generally have certain statutory lien rights with respect to services provided.  Under certain circumstances such as foreclosure, we may take title to the underlying assets in lieu of cash in settlement of receivables.  The company had only two customers that exceeded ten percent of revenues for the year ended September 30, 2009.  This was Markwest and Spectra which accounted for 16%  and 21%  respectfully of revenues.

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

Related Party Transactions

In the normal course of business, we enter into transactions from time to time with related parties.  These transactions typically would not be material in nature and would usually relate to real estate, vehicle or equipment rentals.

Inflation

Due to relatively low levels of inflation during the years ended September 30, 2009 and 2008, inflation did not have a significant effect on our results.

New Accounting Pronouncements

               During December 2007, revised accounting standards for business combinations were promulgated by The Financial Accounting Standards Board (FASB) to become effective for fiscal years beginning after December 15, 2008.  Earlier application is prohibited.  Assets and liabilities that arose from business combinations which occurred prior to the adoption of these standards should not be adjusted upon their adoption.  These standards require the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the business combination; establishes the acquisition date as the measurement date to determine the fair value of all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.  As it relates to recognizing all (and only) the assets acquired and liabilities assumed in a business combination, costs an acquirer expects but is not obligated to incur in the future to exit an activity of an acquiree or to terminate or relocate an acquiree’s employees are not liabilities at the acquisition date but must be expensed in accordance with other applicable generally accepted accounting principles.  Additionally, during the measurement period, which should not exceed one year from the acquisition date, any adjustments that are needed to assets acquired and liabilities assumed to reflect new information obtained about facts and circumstances that existed as of that date will be adjusted retrospectively.  The acquirer will be required to expense all acquisition- related costs in the periods such costs are incurred other than costs to issue debt or equity securities.  These standards will have no impact on our consolidated financial position, results of operations or cash flows at the date of adoption, but it could have a material impact on our consolidated financial position, results of operations or cash flows in the future when it is applied to acquisitions which occur in the fiscal year beginning October 1, 2009.

In May 2009, The FASB established general standards of accounting for the disclosure of events that occur after the balance sheet date but before financial statements are issued.  In particular, the FASB set forth:

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

This standard is effective for interim or annual periods ending after June 15, 2009, and is to be applied prospectively.

In June 2009, the FASB established the Accounting Standards Codification (Codification), which officially commenced July 1, 2009, to become the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive release of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature excluded from the Codification will be considered nonauthoritative. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. Generally, the Codification is not expected to change U.S. GAAP, and is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has adopted the Codification for the quarter ending September 30, 2009.

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

 Income Taxes

The Company and all subsidiaries file a consolidated income tax return on a fiscal year basis.  The Company began filing tax returns for the year ended September 30, 2006 and therefore all prior Company tax returns are still subject to audit.  Both C J Hughes and S T Pipeline filed as S Corporations prior to their acquisition by the Company, therefore any audits of those companies tax returns would result in an adjustment to the pass-through income to the shareholders at the time, and would not create any liability to the Company.

The Company follows the liability method of accounting for income taxes in accordance with the Income Taxes topic of the FASB ASC.   Under this method, deferred tax assets and liabilities are recorded for future tax consequences of temporary differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the underlying assets or liabilities are recovered or settled.  GAAP prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or to be taken on a tax return.

Goodwill

The Company has selected July 1 as the date of the annual goodwill impairment evaluation, which is the first day of our fourth fiscal quarter.  Goodwill was assigned to the operating units at the time of acquisition.  The  reporting units to which goodwill was assigned  are CJ Hughes (“CJ”) and  its subsidiary Contractors Rental Corp (“CRC”) as one unit, Nitro Electric(a subsidiary of CJ Hughes-”Nitro”)  and to ST Pipeline.  The assignment to CJ consolidated and ST Pipeline was based on the purchase price of each company.  Both purchases were supported by fairness opinions.  The allocation of the goodwill arising from the purchase of CJ was allocated between CJ/CRC and Nitro based on an internally prepared analysis of the relative fair values of each unit.

CJ Hughes and its subsidiary CRC are considered one reporting unit because CRC almost exclusively provides labor for CJ as a subcontractor. There have been  no material operational changes to any reporting units since the date of acquisition. Although the Company uses a centralized management approach, the reporting units have continued to perform similar services to those performed prior to the acquisition.  There have been no sales of equipment, other than in the ordinary course of business, or dispositions of lines of business by any of the operating units.

A discounted cash flow model requires estimates and judgments about such factors as the projected free cash flows, weighted average cost of capital (WACC) and terminal value assumptions.  Projected free cash flows require assumptions about projected revenues, profitability and capital expenditures.  Significant assumptions relating to the pricing multiple or market approach to value include multiples of price and enterprise value to various metrics including earnings and cash flows. These estimates and judgments about the future can be difficult to predict with certainty, and changes in these assumptions may result in a different conclusion of fair value.

The carrying value of the reporting units at September 30, 2008 was relatively close to the fair value of the reporting units, since the purchase at fair value only occurred six weeks before that date.  The July 1, 2009 annual impairment testing indicates that the fair value of each of the operating units is at least 32% higher than the carrying value at that date, therefore no reporting unit will be specifically addressed for more detailed disclosure at this time.

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

Revenue on all costs plus and time and material contracts are recognized when services are performed or when units are completed.

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

Current and Non Current Accounts Receivable and Provision for Doubtful Accounts

The Company provides an allowance for doubtful accounts when collection of an account is considered doubtful.  Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates relating to, among others, our customer’s access to capital, our customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer.  While most of our Customers are large well capitalized companies, should they experience material changes in their revenues and cash flows or incur other difficulties and not be able to pay the amounts owed, this could cause reduced cash flows and losses in excess of our current reserves.  At September 30, 2009, the management review deemed that the allowance for doubtful accounts was adequate to cover any anticipated losses.

Outlook

The following statements are based on current expectations.  These statements are forward looking, and actual results may differ materially.

Prior to the general economic crisis that severely impacted demand in 2009, our customers were experiencing high demands for their products, particularly natural gas.  Currently, we are seeing the increased demand for our services and accordingly, we would expect to see projected spending for our customers on their transmission and distribution systems increasing dramatically over the next few years.  However, with the current uncertainty in the economy the demand for the customer’s project could wane and also their ability to fund planned projects could be reduced.  The Company’s backlog at September 30, 2009 was $144 million and while adding additional business projects appears likely, no assurances can be given that the Company will be successful in bidding on projects that become available.  Moreover, even if the Company obtains contracts, there can be no guarantee that the projects will go forward if the current economic instability continues.

If the increased demand anticipated in fiscal 2010 continues, we believe that the Company will have opportunities to continue to improve both revenue volumes and the margins thereon.  However, as noted above, if the current economic conditions persist, growth could be limited.

If growth continues, we will be required to make additional capital expenditures for equipment to keep up with that need.  Currently, it is anticipated that in fiscal 2010, the Company’s needed capital expenditures will be between $2 and $5 million dollars.  However, if the customer demands continue to grow, this number could change dramatically.  Significantly higher capital expenditure requirements could of course put a strain on the Company’s cash flows and require additional borrowings.

ITEM 7A.             Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, primarily related to increases in fuel prices and adverse changes in interest rates.

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

ITEM 8.                Financial Statements and Supplementary Data

Financial Statements are included as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 9.                Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

We engaged Arnett & Foster, Certified Public Accountants, P.L.L.C. (“Arnett & Foster”) as our independent registered public accounting firm, effective October 1, 2008.

In connection with the audits of the two fiscal years ended September 30, 2008 and 2009, there were (1) no disagreements with Arnett & Foster on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Arnett & Foster, would have caused them to make reference to the subject matter of the disagreements in connection with their opinion and (2) no reportable events.

Arnett & Foster was engaged by the Company on October 1, 2008 to audit the consolidated financial statements of the Company as of and for the year ending September 30, 2008.

ITEM 9A(T).       Controls and Procedures

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

Management has used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting.  Management has not indentified any material weakness in the Company’s internal control over financial reporting.  Management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only Management’s report in this Annual Report.

/s/ Edsel Burns
Edsel R. Burns
Chief Executive Officer

/s/ Larry A. Blount
Larry A. Blount
Chief Financial Officer

The report set forth under this Item 9AT (b) shall not have been deemed filed for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of Section 18.

(c)  Changes in Internal Controls over Financial Reporting

There has been no change in Energy Services of America Corp.’s internal control over financial reporting during Energy Services of America Corporation’s fourth quarter of fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

ITEM 9B.             Other Information

None.

PART III

ITEM 10.             Directors, Executive Officers and Corporate Governance

The principal occupation during the past five years of each director and executive officer is set forth below.  All directors and executive officers have held their present positions since our inception unless otherwise stated.

Marshall T. Reynolds has served as Chairman of the Board of Directors since our inception. Mr. Reynolds has served as Chief Executive Officer and Chairman of the Board Directors of Champion Industries, Inc., a commercial printer, business form manufacturer and supplier of office products and furniture, from 1992 to the present, and sole stockholder from 1972 to 1993; President and General Manager of The Harrah & Reynolds Corporation, from 1964 (and sole stockholder since 1972) to present; Chairman of the Board of Directors of Portec Rail Products, Inc.; Chairman of the Board of Directors of the Radisson Hotel in Huntington, West Virginia; and Chairman of the Board of Directors of McCorkle Machine and Engineering Company in Huntington, West Virginia. Mr. Reynolds also serves as a Director of the Abigail Adams National Bancorp, Inc. in Washington, D.C.; Chairman of the Board of Directors of First Guaranty Bank in Hammond, Louisiana; and Chairman of the Board of Directors of Premier Financial Bancorp, Inc. in Huntington, West Virginia. Mr. Reynolds is the father of Jack Reynolds and Douglas Reynolds.

Jack M. Reynolds served as President, Chief Financial Officer and a member of our Board of Directors since our inception to September 2008.  Mr. Reynolds has been a Vice President of Pritchard Electric Company since 1998.  Pritchard is an electrical contractor providing electrical services to both utility companies as well as private industries.  Mr. Reynolds also serves as a Director of Citizens Deposit Bank of Vanceburg, Kentucky.  Mr. Reynolds is the son of Marshall Reynolds and the brother of Douglas Reynolds.

Edsel R. Burns has been a Director since our inception.  Mr. Burns became President of the Company in November 2008.  Mr. Burns became Chief Executive Officer in December 2009.  Mr. Burns was President and Chief Executive Officer of C. J. Hughes Construction Company, Inc. from September of 2002 to November 2008.  C. J. Hughes is an underground utility construction company specializing in gas and water line replacement as well as utility environmental issues.  From January 2002 to September of 2002, Mr. Burns was self-employed as an independent financial consultant to banks. From June of 2001 to December 2001, Mr. Burns was the Chief Financial Officer for Genesis Health Systems, a holding company for a collaborative group of three hospitals, two in Huntington, West Virginia and one in Point Pleasant, West Virginia.  Mr. Burns is a Certified Public Accountant and is a member of the American Institute of Certified Public Accountants as well as the West Virginia and Ohio societies of CPAs.  He also is on the Board of Directors of Premier Financial Bancorp, Inc.

Neal W. Scaggs has been a Director since our inception.  Mr. Scaggs has been president of Baisden Brothers, Inc. (retail and wholesale hardware) from 1963 to the present.  Mr. Scaggs is on the Boards of Directors of Premier Financial Bancorp, Inc., Champion Industries, Inc. and Portec Rail Products, Inc.

Joseph L. Williams has been a Director since our inception.  Mr. Williams is the Chairman and Chief Executive Officer of Basic Supply Company, Inc., which he founded in 1977.  Mr. Williams was one of the organizers and is a Director of First Sentry Bank, Huntington, West Virginia.  Mr. Williams also serves as a Director of Abigail Adams National Bancorp, Inc., in Washington, D.C.  Mr. Williams is a member of the West Virginia Governor’s Workforce Investment Council. He is a former Director of Unlimited Future, Inc. (a small business incubator) and a former Member of the National Advisory Council of the U.S. Small Business Administration.  Mr. Williams is a former Mayor and City Councilman of the City of Huntington, West Virginia.  He is a graduate of Marshall University with a degree in finance and is a member of its Institutional Board of Governors.

Richard M. Adams, Jr. was appointed to the Board of Directors on August 15, 2008. Mr. Adams has been the President of United Bank, Inc., a subsidiary of United Bankshares, Inc. since 2007.  Prior to his appointment as President, Mr. Adams was the Executive Vice President of United Bank, Inc.  He is also Executive Vice President of United Bankshares, Inc., a multi-state bank holding company doing business in Ohio, West Virginia, Virginia, Maryland, and Washington, D.C.

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

Eric Dosch is the Chief Credit Officer of First Guaranty Bank located in Hammond, Louisiana.  Mr. Dosch has worked for First Guaranty Bank since 2003.  Prior to his association with First Guaranty, Mr. Dosch was a financial analyst with Livingston & Jefferson, a private asset management firm located in Cincinnati, Ohio.  Mr. Dosch is a CFA Charterholder and a graduate from The Graduate School of Banking at Louisiana State University.  Mr. Dosch obtained his undergraduate degree from Duke University.

Douglas V. Reynolds is an attorney for Reynolds & Brown, PLLC.  Mr. Reynolds is the President of the Transylvania Corporation and a director of The Harrah and Reynolds Corporation, and Portec Rail Products, Inc.  Mr. Reynolds is a graduate of Duke University and holds a law degree from West Virginia University.  Mr. Reynolds is the son of Director Marshall T. Reynolds and brother of Jack M. Reynolds.

Larry A. Blount was appointed as Chief Financial Officer and Secretary of the Company in August, 2008.  Mr. Blount graduated from West Virginia State University with a Bachelor of Science degree in Business Administration and Accounting.  He is also a Certified Public Accountant.  Mr. Blount was employed by Union Boiler Company, in various capacities, including Staff Accountant, Internal Auditor, Chief Accountant and Controller, from 1980-1996.  From 1996-2003 he was Controller and Vice-President of Accounting and Finance for Williams Group International.  He served as Divisional Accounting Manager for Alberici Constructors from 2003-2005. From 2005-2007, Mr. Blount served as Vice President, Chief Financial Officer, Secretary and Treasurer for Nitro Electric Company.

James Shafer is the president, and until its sale to Energy Services was the owner, of ST Pipeline.

Section 16(a) Beneficial Ownership Reporting Compliance

Our common stock is registered with the Securities and Exchange Commission pursuant to Section 12(b) of the Securities Exchange Act of 1934.  The officers and directors and beneficial owners of greater than 10% of our common stock are required to file reports on Forms 3, 4 and 5 with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of the common stock.  Securities and Exchange Commission rules require disclosure in our Proxy Statement or Annual Report on Form 10-K of the failure of an officer, director or 10% beneficial owner of our common stock to file a Form 3, 4 or 5 on a timely basis.  Based on our review of ownership reports required to be filed for the fiscal year ended September 30, 2009, all of our directors, officers and owners of more than 10% of our common stock filed these reports on a timely basis.

Meetings of the Board of Directors

During fiscal 2009, the Board of Directors held twelve regular meetings and one special meeting.  No director attended fewer than 75% in the aggregate of the total number of board meetings held.  All directors serving on our committees attended more than 75% of the total number of committee meetings on which they served during fiscal 2009.  Although not required, attendance of Board members at the Annual Meeting of Stockholders is encouraged.  All members of our Board of Directors attended the 2009 Annual Meeting of Stockholders except Eric Dosch.

Board Committees

The Board of Directors has an audit committee. The Board of Directors has adopted a charter for this committee, which was filed as Appendix A to the proxy statement for our 2007 Annual Meeting of Stockholders. The charter has not been amended.

Audit Committee.  The audit committee consisted of Messrs. Scaggs, Williams, Adams and Molihan with Mr. Scaggs acting as chairman of the committee in fiscal 2009.  The audit committee met six times during the fiscal year ended September 30, 2009.  The independent directors appointed to the audit committee are independent members of the board of directors, as defined by Securities and Exchange Commission rules and the NYSE Amex Equities corporate governance listing standards. Each member of the audit committee is financially literate, and the Board of Directors has determined that Messrs. Adams and Molihan qualify as audit committee financial experts, as such term is defined by Securities and Exchange Commission rules.

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

The audit committee approved the appointment of Arnett & Foster P.L.L.C. to be our independent registered public accounting firm for the 2009 fiscal year.  A representative of Arnett & Foster P.L.L.C. is not expected to attend the Annual Meeting.

Other Committees.  The Board has determined that the independent members of the Board of Directors will perform the duties of the nominating committee and the compensation committee of the Board of Directors and neither committee has a written charter. The independent directors will (i) identify individuals qualified to become members of the Board of Directors and recommend to the Board of Directors the nominees for election to the Board of Directors, (ii) recommend director nominees for each committee to the Board of Directors, (iii) identify individuals to fill any vacancies on the Board of Directors, (iv) discharge the Board of Directors’ responsibilities relating to compensation of our directors and officers and (v) review and recommend to the Board of Directors, compensation plans, policies and benefit programs, as well as approve chief executive officer compensation. The independent members of the Board of Directors met two times as the nominating committee during the fiscal year ended September 30, 2009.

The independent directors of the Board identify nominees by first evaluating the current members of the Board of Directors willing to continue in service.  Current members of the Board of Directors with skills and experience that are relevant to our business and who are willing to continue in service are first considered for re-nomination, balancing the value of continuity of service by existing members of the Board of Directors with that of obtaining a new perspective.  If any member of the Board of Directors does not wish to continue in service, or if the Board decides not to re-nominate a member for re-election, or if the size of the Board of Directors is increased, the independent directors would solicit suggestions for director candidates from all board members. The independent directors would seek to identify a candidate who at a minimum satisfies the following criteria:

●	has the highest personal and professional ethics and integrity and whose values are compatible with ours;

●	has experiences and achievements that have given him or her the ability to exercise and develop good business judgment;

●	is willing to devote the necessary time to the work of the Board of Directors and its committees, which includes being available for board and committee meetings;

●	is familiar with the communities in which we operate and/or is actively engaged in community activities;

●	is involved in other activities or interests that do not create a conflict with his or her responsibilities to us and our stockholders; and

●	has the capacity and desire to represent the balanced, best interests of our stockholders as a group, and not primarily a special interest group or constituency.

The independent directors will also take into account whether a candidate satisfies the criteria for “independence” under Securities and Exchange Commission rules and the American Stock Exchange and, if a nominee is sought for service on the audit committee, the financial and accounting expertise of a candidate, including whether an individual qualifies as an “audit committee financial expert.”

Procedures for the Nomination of Directors by Stockholders

The Board of Directors has adopted procedures for the submission of director nominees by stockholders.  If a determination is made that an additional candidate is needed for the Board of Directors, the independent members of the Board of Directors will consider candidates submitted by our stockholders. Stockholders can submit the names of qualified candidates for director by writing to our Corporate Secretary at 100 Industrial Lane, Huntington, West Virginia 25702. The Corporate Secretary must receive a submission not less than forty-five (45) days prior to the date of our proxy materials for the preceding year’s annual meeting.  The submission must include the following information:

●	a statement that the writer is a stockholder and is proposing a candidate for consideration by our independent directors;

●
the name and address of the stockholder as they appear on the our books and number of shares of our common stock that are owned beneficially by such stockholder (if the stockholder is not a holder of record, appropriate evidence of the stockholder’s ownership will be required);

●
the name, address and contact information for the candidate, and the number of shares of our common stock that are owned by the candidate (if the candidate is not a holder of record, appropriate evidence of the stockholder’s ownership should be provided);

●	a statement of the candidate’s business and educational experience;

●	such other information regarding the candidate as would be required to be included in the proxy statement pursuant to Securities and Exchange Commission Regulation 14A;

●	a statement detailing any relationship between the candidate and Energy Services of America Corporation;

●	a statement detailing any relationship between the candidate and any customer, supplier or competitor of Energy Services of America Corporation;

●	detailed information about any relationship or understanding between the proposing stockholder and the candidate; and

●	a statement that the candidate is willing to be considered and willing to serve as a director if nominated and elected.

A nomination submitted by a stockholder for presentation by the stockholder at an annual meeting of stockholders will also need to comply with any additional procedural and informational requirements adopted in the future.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Code of Ethics was previously filed as an exhibit to our Registration Statement on Form S-1.  A copy of the Code will be furnished without charge upon written request to the Corporate Secretary, Energy Services of America Corporation, 100 Industrial Lane, Huntington, West Virginia.

ITEM 11.             Executive Compensation

Executive and Director Compensation

During fiscal 2009 no compensation has been paid directly or indirectly to any executive officer or director. Consequently, we have not formulated any policies on executive compensation. However, we plan to adopt compensation standards and policies during fiscal 2010.

No compensation of any kind, including finder’s and consulting fees, has been paid to any of our initial stockholders, officers or directors, or any of their respective affiliates, for services rendered prior to or in connection with the business combination.

Summary Compensation Table.  The following table shows the compensation of Marshall T. Reynolds, our principal executive officer, and the two highest compensated executive officers who received total compensation of $100,000 during the past fiscal year for services to the company or any of its subsidiaries during the year ended September 30, 2009.  During the year ended September 30, 2009, we did not make any stock awards or option grants, nor did we make any non-equity incentive plan awards.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings (1) ($)	All other compensation (2)($)	Total ($)
Marshall T. Reynolds, Chairman and former Chief Executive Officer	2008 2009	$ — —	$ — —	$ — —	$ — —	$ — 10,000(1)	$ — 10,000
Edsel R. Burns President and current Chief Executive Officer	2008 2009	$ 15,411 125,000	$ — —	$ — —	$ — —	$ — 12,871(1)(2)	$ 15,411 137,571
Larry Blount Secretary/Treasurer and Chief Financial Officer	2008 2009	$ 13,564 110,000	$ — 23,000	$ — —	$ — —	$ — 1,961(2)	$ 13,564 134,961

(1)  Director’s fees.
(2)  401(k) Plan matching contribution.

Benefit Plans

Energy Services 401(k) Plan

401(k) Retirement Plans

C. J. Hughes Construction Company, Inc maintains two tax-qualified 401(k) retirement plans, one for union employees and one for non-union employees.  Employees who have attained age 18 and completed 1,000 hours of service during a 12-month period are eligible to participate. Employees can contribute up to 15% of eligible wages, provided the compensation deferred for a plan year does not exceed the indexed dollar amount set by the Internal Revenue Service, which was $16,500 for 2009.  C. J. Hughes will match $0.25 on each dollar contributed up to 6% of eligible wages.  In addition, participants who are age 50 or older by the end of the plan year may elect to defer up to an additional $5,000 into the 401(k) plan.  Additionally, each plan year, C. J. Hughes may make discretionary profit-sharing contributions for participants who are actively employed on the last day of the plan year.  The discretionary contributions made by C. J. Hughes will be allocated to a qualifying participant’s individual account based on the ratio of his or her compensation to the total compensation of all qualifying participants for the Plan Year. No discretionary profit sharing contribution was made for 2009.  Participants direct the investment of their account in the Plan, selecting from investment funds provided under the Plan, as determined by C. J. Hughes.  Participants receive quarterly benefit statements and have immediate access to their plan accounts through an Interactive Voice Response System and the Internet.  Plan benefits are paid as soon as administratively possible following the participant’s termination of employment.  Lump sums, partial payments and installment payments are available in the non-union plan if the participant’s account balance exceeds $1,000.  Lump sums and partial payments are available in the union plan if the participant’s account balance exceeds $1,000.

Nitro Electric maintains a tax-qualified 401(k) retirement plan for all non-union employees.  Employees are eligible to participate upon date of hire.  Employees may contribute eligible wages up to the maximum indexed dollar amount set by the Internal Revenue Service, which was $16,500 for 2009.  In addition, participants who are age 50 or older by the end of the plan year may elect to defer up to an additional $5,000 into the 401(k) plan.   Nitro Electric may make annual discretionary matching contributions and/or profit sharing contributions to the plan. The matching contribution formula for the 2009 plan year was $.25 on each dollar contributed up to 6% of eligible wages. No profit sharing contributions were made. Participants direct the investment of their account in the Plan, selecting from investment funds provided under the Plan, as determined by Nitro Electric. Participants receive quarterly benefit statements that provide information on their account balances and have immediate access to their account through an Interactive Voice Response System and the Internet. Benefits are paid in the form of a single lump sum cash payment as soon as administratively possible following the participant’s termination of employment.

Energy Services of America Corporation 2009 Employee Stock Purchase Plan

The plan enables eligible employees to purchase common stock through payroll deductions. The plan is intended to qualify under Section 423 of the Internal Revenue Code and its regulations. If Code Section 423 is amended in any way, the Compensation Committee of our Board may amend the plan to conform to such changes.

Shares Reserved For Issuance Under the Plan.  Up to 1,200,000 shares of common stock, subject to adjustments for stock dividends, splits and other events that affect the number of shares of common stock outstanding, may be issued under the plan. Stock subject to purchase under the plan will be shares of common stock that have been authorized but unissued, or have been previously issued and reacquired by us, or both.

Maximum purchase.  The plan is open to eligible employees of Energy Services of America Corporation and participating subsidiaries. A participant’s stock purchases during a calendar year may not exceed the lesser of: (a) a percentage of the participant’s compensation or a total dollar amount as specified by the committee, or (b) $25,000.

Benefits.  Since participation in the plan is voluntary, future benefits to be allocated to any individual or group of individuals under the plan cannot be determined at this time.

Stock purchase agreement.  Participants will enter into a stock purchase agreement with us. The agreement will state the number of shares of common stock to be purchased and will authorize us, during the offering period, to withhold from the participant’s pay amounts that, together with accrued interest, will equal the purchase price of the shares. Energy Services of America Corporation or the appropriate participating subsidiary will credit these amounts to a plan account, and this account will bear interest at a rate determined by the Compensation Committee.

Types of offering.  The plan provides for both fixed price and variable price offerings. In a fixed price offering, the purchase price of a share of common stock will be at least 85% of its fair market value on the date of the agreement. In a variable price offering, the purchase price of a share of common stock will be at least 85% of its fair market value on the date of purchase. Offering periods will be established by the committee, but may not exceed 27 months for a fixed price offering and five years for a variable price offering. The Compensation Committee determines which type of offerings it will make.

Purchase of shares.  At the end of the offering period, if the fair market value of a share of common stock is equal to or greater than the purchase price specified in the agreement, the shares covered by the agreement automatically will be purchased by the participant with the funds held on behalf of the participant in the plan account. However, the participant may elect not to purchase any shares or to purchase fewer than all of the shares covered by the agreement. Any balance in the plan account held on behalf of the participant after purchase of the shares, including accrued interest, will be paid to the participant. If a participant does not purchase any shares, all funds in the plan account held on his or her behalf, including accrued interest, will be paid to the participant.

The Compensation Committee may permit a participant to purchase all or part of the shares before the end of the offering period. If the participant elects to purchase stock before the end of the offering period, but does not have enough funds held on his or her behalf in the plan account, the participant must pay the balance in a manner approved by the Compensation Committee.

Termination of agreement.  A participant may terminate the agreement before the end of the offering period and receive a cash refund of his or her funds in the plan account, including accrued interest. The Compensation Committee will determine how long a participant must wait before he or she may participate in the plan again.

Termination of employment.  The Compensation Committee will determine the effects of a participant’s retirement, death, disability, leave of absence or any other termination of employment during the offering period.

Change of control.  In the event of or in anticipation of a change in control of Energy Services of America Corporation, the Compensation Committee may at any time adjust the terms of outstanding agreements as it deems appropriate to reflect the change of control, or may cause the surviving corporation in the change of control to assume the outstanding agreements or enter into substitute agreements.

                Amendments.  The Compensation Committee may amend, suspend or discontinue the plan or amend outstanding agreements made under the plan as long as such action is not prohibited by Code Section 423.

Directors’ Compensation

Cash Compensation.  Other than as set forth below, members of the Board of Directors did not receive any compensation during the year ended September 30, 2009.

Directors’ Summary Compensation Table.  The table set forth below the compensation received by directors for the fiscal year ended September 30, 2009.  No stock awards, option grants or non-equity incentive plan compensation awards was made to directors during 2009.

Director Compensation
Name	Fees earned or paid in cash ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Jack M. Reynolds	$10,000	—	—	—	$10,000
Neal W. Scaggs	$10,000	—	—	—	$10,000
Joseph L. Williams	$10,000	—	—	—	$10,000
Richard M. Adams, Jr.	$ 9,000	—	—	—	$ 9,000
Keith Molihan	$10,000	—	—	—	$10,000
Douglas Reynolds	$10,000	—	—	—	$10,000
Eric Dosch	$10,000	—	—	—	$10,000
James Shafer	$ 9,000	—	—	—	$ 9,000

Compensation Committee Interlocks and Insider Participation

The compensation committee is comprised of our independent directors.  Under the board’s policies, Mr. Marshall Reynolds, Mr. Edsel Burns, and any other director who is also an executive officer, will not participate in the Board of Directors’ determination of compensation for their respective offices in the future if compensation is given to executive officers.

Compensation Committee Report

As of the end of fiscal 2009, the compensation paid to officers was paid at the same rates as they had been paid by the subsidiaries prior to the acquisition.  Consequently, the independent members of the Board of Directors have not met in their capacity as the Compensation Committee and have not formulated any policies on executive compensation.  We plan to adopt standards and policies to govern compensation moving forward.  During 2009, the compensation paid to our President and our Chief Financial Officer consisted of salaries paid by our subsidiaries.

ITEM 12.             Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Persons and groups who beneficially own in excess of five percent of our common stock are required to file certain reports with the Securities and Exchange Commission regarding such ownership.  The following table sets forth, as of October 30, 2009, the shares of common stock beneficially owned by each person who was the beneficial owner of more than five percent of our outstanding shares of common stock, as well as the shares owned by our directors and executive officers as a group.

Name and Address of Beneficial Owners	Amount of Shares Owned and Nature of Beneficial Ownership(1)		Percent of Shares of Common Stock Outstanding

All Directors, Nominees and Executive Officers as a Group (11 persons)	7,931,857		50.39%

Principal Stockholders:

Marshall T. Reynolds	4,661,864	(2)	30.20%
100 Industrial Lane,
Huntington, West Virginia 25702

Edsel R. Burns	861,415	(3)	7.08%
100 Industrial Lane,
Huntington, West Virginia 25702

Douglas V. Reynolds	1,284,815	(4)	10.56%
100 Industrial Lane,
Huntington, West Virginia 25702

(1)
In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table of any shares of common stock if he has sole or shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the date as of which beneficial ownership is being determined. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares. Includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.

(2)	Based upon Schedule 13D/A, dated August 8, 2008, filed on behalf of Marshall T. Reynolds.
(3)	Based upon Schedule 13D/A, dated August 8, 2008, filed on behalf of Edsel R. Burns.
Based upon Schedule 13D, dated August 8, 2008, filed on behalf of Douglas V. Reynolds.

The table below sets forth certain information regarding our Board of Directors, including the terms of office of board members.

Names and Address (1)	Age(2)	Positions Held	Director Since	Current Term to Expire	Shares of Common Stock Beneficially Owned on October 30, 2009 (3)		Percent of Class
Directors:

Marshall T. Reynolds	73	Chairman	2006	2010	4,661,864	(4)	30.20%

Edsel R. Burns	58	Chief Executive Officer and Director	2006	2010	861,415	(6)	7.08%

Larry A. Blount	60	Secretary/Treasurer, Chief Financial Officer	n/a	2010	—		—

Jack M. Reynolds	44	Director	2006	2010	506,924	(5)	4.17%

Neal W. Scaggs	73	Director	2006	2010	431,415	(7)	3.55%

Joseph L. Williams	64	Director	2006	2010	184,424	(8)	1.52%

Richard M. Adams, Jr.	41	Director	2008	2010	2,500		—

Keith Molihan	67	Director	2008	2010	—		—

Douglas Reynolds	33	Director	2008	2010	1,284,815		10.56%

Eric Dosch	31	Director	2008	2010	150		—

James Shafer	66	Director	2008	2010	9,800		—

All Directors and Executive Officers as a Group (11 persons)					7,931,857	(9)	65.6%

(1)	The mailing address for each person listed is 100 Industrial Lane, Huntington, West Virginia 25702.
(2)	As of October 30, 2009.
(3)
In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table of any shares of common stock if he has sole or shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the date as of which beneficial ownership is being determined. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares. Includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.

(4)	Includes 3,342,303 shares underlying warrants exercisable within 60 days from the record date.
(5)	Includes 76,924 shares underlying warrants exercisable within 60 days from the record date.
(6)	Includes 76,924 shares underlying warrants exercisable within 60 days from the record date.
(7)	Includes 76,924 shares underlying warrants exercisable within 60 days from the record date.
(8)	Includes 76,924 shares underlying warrants exercisable within 60 days from the record date.
(9)	Includes shares underlying warrants exercisable within 60 days from the record date.

ITEM 13.             Certain Relationships and Related Transactions, and Director Independence

The Board of Directors consists of a majority of “independent directors” within the meaning of the NYSE Amex Equities corporate governance listing standards.  The Board of Directors has determined that Messrs. Scaggs, Williams, Adams, Molihan and Dosch are “independent directors” within the meaning of such standards. There were no transactions not required to be reported under “—Certain Relationships and Related Transactions” that were considered in determining the independence of our directors.

The Board of Directors has adopted a policy that the independent directors of the Board of Directors shall meet in executive sessions periodically, which meetings may be held in conjunction with regularly scheduled board meetings.  One executive session was held during the fiscal year ended September 30, 2009.

Certain Relationships and Related Transactions

On August 30, 2006, we issued 2,150,000 shares of our common stock to the parties set forth below for $25,000 in cash, as follows:

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

ITEM 14.             Principal Accountant Fees and Services

Audit Fees

We incurred fees from our principal accountant of $197,830 and $137,136 for the services they have performed in connection with the audit of our financial statements included in our Annual Report for fiscal 2009 and 2008, respectively.

Audit-Related fees

During fiscal 2009 we incurred fees invoiced from our principal accountant of $5,875 associated with reviews of comment letters from the Security and Exchange Commission, the Company’s response thereto, and their affect on the Company’s audited financial statements for the year ended September 30, 2008.

Tax Fees

For the fiscal year ended September 30, 2009, we expect to incur fees of $53,200 from our principal accountant for tax compliance services. During the fiscal year ended September 30, 2008, we incurred fees from our principal accountant of $50,000 for tax compliance services.

All Other Fees

During fiscal 2009 and 2008, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

Changes in Independent Registered Public Accountants

We engaged Arnett & Foster, Certified Public Accountants, P.L.L.C. (“Arnett & Foster”) as our new independent registered public accounting firm, effective October 1, 2008.

In connection with the audits of the two fiscal years ended September 30, 2008 and 2009, there were (1) no disagreements with Arnett & Foster on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Arnett & Foster, would have caused them to make reference to the subject matter of the disagreements in connection with their opinion and (2) no reportable events.

Arnett & Foster was engaged by the Company on October 1, 2008 to audit the consolidated financial statements of the Company as of and for the year ending September 30, 2008, and continues to be engaged for the year ended September 30, 2009.  During the period beginning October 1, 2006 through October 1, 2008, the Company did not consult with Arnett & Foster regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K

PART IV

ITEM 15.              Exhibits and Financial Statement Schedules

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

 (a)(1)      Financial Statements

Energy Services of America Corporation

●	Report of Independent Registered Public Accounting Firm	F-1
●	Balance Sheets, September 30, 2008 and September 30, 2009	F-2
●	Statements of Income, Period Ended September 30, 2008 and September 30, 2009	F-3
●	Statements of Shareholders’ Equity, Period Ended September 30, 2008 and September 30, 2009	F-4
●	Statements of Cash Flows, Period Ended September 30, 2008 and September 30, 2009	F-5
●	Notes to Financial Statements.	F-6

(a)(2)	Financial Statement Schedules

No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3)           Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation.*
3.2	Bylaws.*
3.3	Certificate of Amendment to the Registrant’s Certificate of Incorporation.*
4.1	Specimen Unit Certificate.*
4.2	Specimen Common Stock Certificate.*
4.3	Specimen Warrant Certificate.*
4.4	Form of Unit Purchase Option.*
4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
10.1	Letter Agreements among the Registrant, Ferris, Baker Watts, Incorporated, and Officers and Directors.*
10.2	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
10.3	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.*
10.4	Form of Letter Agreement between Chapman Printing Co. and the Registrant regarding administrative support.*
10.5	Advance Agreement between the Registrant and Marshall T. Reynolds, dated March 31, 2006.*
10.6	Form of Amended Registration Rights Agreement among the Registrant and the Initial Stockholders.*
10.7	Warrant Placement Agreement between Marshall T. Reynolds, Edsel Burns, Douglas Reynolds, Jack Reynolds, Neal Scaggs, Joseph Williams and Ferris, Baker Watts, Incorporated.*
14	Code of Ethics.*
23.1	Auditors Consent.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ENERGY SERVICES OF AMERICA CORPORATION

Date: December 23, 2009	By:	/s/ Edsel R. Burns
Edsel R. Burns
Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Position	Date

By:	/s/ Marshall T. Reynolds	Chairman of the Board	December 23, 2009
Marshall T. Reynolds

By:	/s/ Jack R. Reynolds	Director	December 23, 2009
Jack R. Reynolds

By:	/s/ Edsel R. Burns	Chief Executive Officer (Principal Executive Officer)	December 23, 2009
Edsel R. Burns

By:	/s/ Larry A. Blount	Secretary/Treasurer, Chief Financial Officer	December 23, 2009
Larry A. Blount

By:	/s/ Neal W. Scaggs	Director	December 23, 2009
Neal W. Scaggs

By:	/s/ Joseph L. Williams	Director	December 23, 2009
Joseph L. Williams

By:	/s/ Richard M. Adams, Jr.	Director	December 23, 2009
Richard M. Adams, Jr.

By:	/s/ Keith Molihan	Director	December 23, 2009
Keith Molihan

By:	/s/ Douglas Reynolds	Director	December 23, 2009
Douglas Reynolds

By:	Eric Dosch	Director	December 23, 2009
Eric Dosch

By:	/s/ James Shafer	Director	December 23, 2009
James Shafer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Energy Services of America Corporation
Huntington, West Virginia

We have audited the accompanying consolidated balance sheets of Energy Services of America Corporation and subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended September 30, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Services of America Corporation and subsidiaries as of September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2009, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of Energy Services of America Corporation's internal control over financial reporting as of September 30, 2009, included in the accompanying Management’s Report on Internal Control over Financial Reporting, and, accordingly, we do not express an opinion thereon.

ARNETT & FOSTER, P.L.L.C.

Charleston, West Virginia
December 23, 2009

Innovation With Results

AF Center • 101 Washington Street, East • P.O. Box 2629 • Charleston, West Virginia 25329
304/346-0441 • 800/642-3601
www.afnetwork.com

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED BALANCE SHEETS
As of September 30, 2009 and 2008

	2009	2008
Assets

Current Assets
Cash and cash equivalents	$2,829,988	$13,811,661
Accounts receivable-trade	16,636,095	38,578,810
Allowance for doubtful accounts	(283,207)	(363,819)
Retainages receivable	3,135,461	6,303,690
Other receivables	141,530	182,598
Costs and estimated earnings in excess of billings on uncompleted contracts	7,870,120	5,272,669
Deferred tax asset	2,991,173	-
Prepaid expenses and other	2,320,679	1,121,101
Total Current Assets	35,641,839	64,906,710

Property, plant and equipment, at cost	35,350,004	33,851,552
less accumulated depreciation	(6,424,355)	(548,089)
	28,925,649	33,303,463

Goodwill	38,469,163	38,469,163
Total Assets	$103,036,651	$136,679,336

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$7,254,624	$15,040,033
Lines of credit	7,885,579	9,796,208
Accounts payable	5,375,962	11,336,680
Accrued expenses and other current liabilities	5,717,730	9,364,341
Billings in excess of costs and estimated earnings on uncompleted contracts	4,501	509,227
Income taxes payable	-	1,461,461
Total Current Liabilities	26,238,396	47,507,950

Long-term debt, less current maturities	10,497,844	18,272,186
Long-term debt, payable to shareholder	5,600,000	6,000,000
Deferred income taxes payable	6,364,968	4,641,983
Total Liabilities	48,701,208	76,422,119

Stockholders’ equity

Preferred stock, $.0001 par value Authorized 1,000,000 shares, none issued	-	-
Common stock, $.0001 par value Authorized 50,000,000 shares Issued and outstanding 12,092,307 shares	1,209	1,209
Additional paid in capital	55,976,368	55,976,368
Retained earnings	(1,642,134)	4,279,640
Total Stockholders’ equity	54,335,443	60,257,217
Total liabilities and stockholders’ equity	$103,036,651	$136,679,336

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the years ended September 30, 2009 and 2008

	2009	2008

Revenue	$106,766,096	$28,517,688

Cost of revenues	106,535,805	23,830,404

Gross profit	230,291	4,687,284

Selling and administrative expenses	7,405,706	1,350,246
Income (loss) from operations	(7,175,415)	3,337,038

Other income (expense)
Interest income	57,670	1,585,074
Other nonoperating income (expense)	(32,225)	111,352
Interest expense	(1,623,488)	(220,274)
Gain (loss) on sale of equipment	(18,523)	(51)
	(1,616,566)	1,476,101
Income (loss) before income taxes	(8,791,981)	4,813,139

Income tax expense (benefit)	(2,870,207)	2,001,981
Net income (loss)	$(5,921,774)	$2,811,158

Weighted average shares outstanding-basic	12,092,307	10,917,788

Weighted average shares-diluted	12,092,307	13,368,960

Net income (loss) per share basic	$(0.49)	$0.26

Net income (loss) per share diluted	$(0.49)	$0.21

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the years ended September 30, 2009 and 2008
			Additional Paid in Capital	Retained Earnings	Total Stockholders’ Equity
	Common Stock
	Shares	Amount

Balance at September 30, 2007	9,030,860	$903	$38,564,710	$1,468,482	$40,034,095

Issuance of Common Stock in CJ Hughes purchase	2,964,763	296	16,999,655	-	16,999,951

Accretion related to common stock subject to possible redemption	-	-	(138,642)	-	(138,642)

96,684 shares reclassed from “Subject to Redemption” 1,622,456 of a possible 1,719,140 redeemed	96,684	10	550,645		550,655

Net Income (Loss)	-	-	-	2,811,158	2,811,158
Balance at September 30, 2008	12,092,307	$1,209	$55,976,368	$4,279,640	$60,257,217

Net Income (Loss)	-	-	-	(5,921,774)	(5,921,774)
Balance at September 30, 2009	12,092,307	$1,209	$55,976,368	$(1,642,134)	$54,335,443

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended September 30, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net income (loss)	$(5,921,774)	$2,811,158

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation expense	5,907,150	548,089
Provision for bad debts	93,731	-
(Gain) loss on sale/disposal of equipment	18,523	51
Provision for deferred taxes	(1,268,188)	25,520
(Increase) decrease in contracts receivable	21,768,372	252,748
(Increase) decrease in retainage receivable	3,168,229	(3,099,778)
(Increase) decrease in other receivables	41,068	(79,105)
(Increase) decrease in cost and estimated earnings in excess of billings on uncompleted contracts	(2,597,451)	(1,029,139)
(Increase) decrease in prepaid expenses	(274,239)	(516,397)
Increase (decrease) in accounts payable	(5,960,718)	1,716,035
Increase (decrease) in accrued expenses	(3,421,611)	489,363
Increase (decrease) in billings in excess of cost and estimated earnings on uncompleted contracts	(504,726)	(613,161)
Increase (decrease) in income taxes payable	(1,461,461)	1,338,836
Net cash (used in) provided by operating activities	9,586,905	1,844,220

Cash flows from investing activities:
Purchase of investments held in trust fund	-	(21,000,000)
Proceeds from maturites of investments held in trust	-	71,743,430
Investment in property & equipment	(1,227,057)	(182,440)
Proceeds from sales of property and equipment	38,432	-
Cash paid in excess of cash received in acquisition	-	(28,901,591)
Net cash (used in) provided by investing activities	(1,188,625)	21,659,399

Cash flows from financing activities:
Payment of deferred fee to underwriter	-	(1,032,000)
Repayment of loans from shareholders	(400,000)	(150,000)
Borrowings on lines of credit, net of (repayments)	(1,910,629)	1,343,512
Principal payments on long term debt	(16,333,423)	(879,265)
Principal payments on short term debt	(735,901)	-
Cash paid for redemption of shares	-	(9,730,987)
Net cash (used in) provided by financing activities	(19,379,953)	(10,448,740)

Increase (decrease) in cash and cash equivalents	(10,981,673)	13,054,879
Cash beginning of year	13,811,661	756,782
Cash end of year	$2,829,988	$13,811,661

Supplemental schedule of noncash investing and financing activities:
Insurance premiums financed	$925,339	-
Purchases of property & equipment under financing agreements	$359,234	$438,938
Common Stock issued for subsidiary acquisition	$-	$16,999,951
Notes Payable incurred for subsidiary acquisition	$-	$3,000,000

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$1,562,921	$220,274
Income taxes	$1,766,055	$671,500

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND ORGANIZATION:

Energy Services of America Corporation, formerly known as Energy Services Acquisition Corp., (the Company) was incorporated in Delaware on March 31, 2006 as a blank check company whose objective was to acquire an operating business or businesses. On September 6, 2006 the Company sold 8,600,000 units in the public offering at a price of $6.00 per unit. Each unit consisted of one share of the Company’s common stock and two common stock purchase warrants for the purchase of a share of common stock at $5.00. The warrants could not be exercised until the later of the completion of the business acquisition or one year from issue date. The Company operated as a blank check company until August 15, 2008. On that date the Company acquired S.T. Pipeline, Inc. and C.J. Hughes Construction Company, Inc. with proceeds from the Company’s Initial Public Offering. S. T. Pipeline and C. J Hughes operate as wholly owned subsidiaries of the Company.

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

C.J. Hughes Construction Company, Inc. (C.J. Hughes) is a general contractor primarily engaged in pipeline construction for utility companies. C.J. Hughes operates primarily in the mid-Atlantic region of the country. Nitro Electric Company, Inc., a wholly owned subsidiary of C. J. Hughes, is involved in electrical contracting providing its services to the power and refining industry. Nitro Electric operates primarily in the mid-Atlantic region of the country. Contractors Rental Corporation, Inc. a wholly owned subsidiary of C.J. Hughes is involved in main line pipeline installation and repairs in the mid-Atlantic region of the country as well. All of the C.J. Hughes, Nitro Electric, and Contractors Rental production personnel are union members of various related construction trade unions and are subject to collective bargaining agreements that expire at varying time intervals

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

          Fair Value Measurements

The carrying values of cash equivalents, accounts receivable (including retainage receivable), accounts payable and accrued expenses approximate fair value due to the short-term nature of those instruments. Categorization for disclosure purposes is required for qualifying assets and liabilities into three broad levels based on the priority of the inputs used to determine the fair values. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). All of the Company’s cash equivalents that require categorization are categorized as Level 1 assets at September 30, 2009 as all fair values are based on unadjusted quoted prices for identical assets in an active market that the Company has the ability to access.

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed rate debt to unrelated parties was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, which is a level 3 input. It was not practicable to estimate the fair value of notes payable to related parties, The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $14.5 million at September 31, 2009 was $14.8 million.

          The Company uses fair value measurements on a non-recurring basis in its assessment of assets classified as goodwill and long-lived assets held and used. In accordance with its annual impairment test during the quarter ended September 30, 2009, the carrying amount of goodwill was compared to its fair value. No changes in carrying amount resulted. The level of inputs used for fair value measurements for goodwill and long-lived assets held and used, are the lowest level (Level 3) inputs for which the Company uses the assistance of third party specialists to develop valuation assumptions.

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

          Goodwill and other intangibles

The Company’s goodwill was acquired in two separate purchase transactions that were consummated on August 15, 2008. The Company has selected July 1 for its annual impairment testing date, which is the first day of the fourth fiscal quarter. In accordance with U.S. Generally Accepted Accounting Principals goodwill will be tested for impairment between annual testing dates if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The annual impairment test did not indicate impairment at any of the Company’s operating units. No impairment loss has been recognized for the years ended September 30, 2009 or 2008.

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

Revenue on all costs plus and time and material contracts are recognized when services are performed or when units are completed.

          Advertising

All advertising costs are expensed as incurred. Total advertising expense was $24,524 and $2,200 for the years ended September 30, 2009 and 2008, respectively.

          Income Taxes

The Company and all subsidiaries file a consolidated income tax return on a fiscal year basis. The Company began filing tax returns for the year ended September 30, 2006 and therefore all prior Company tax returns are still subject to audit. Both C J Hughes and S T Pipeline filed as S Corporations prior to their acquisition by the Company, therefore any audits of those companies tax returns would result in an adjustment to the pass-through income to the shareholders at the time, and would not create any liability to the Company.

The Company follows the liability method of accounting for income taxes in accordance with U.S. Generally Accepted Accounting Principals. Under this method, deferred tax assets and liabilities are recorded for future tax consequences of temporary differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the underlying assets or liabilities are recovered or settled. U.S. GAAP also prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or to be taken on a tax return.

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

          Segments

The Company has determined that its three operating units, CJ Hughes/Contractors Rental, Nitro Electric and S.T. Pipeline, qualify for aggregation under the Segment Reporting topic of the FASB ASC due the similar nature of the their operating characteristics.

          New Accounting Pronouncements

During December 2007, revised accounting standards for business combinations were promulgated by The Financial Accounting Standards Board (FASB) to become effective for fiscal years beginning after December 15, 2008. Earlier application is prohibited. Assets and liabilities that arose from business combinations which occurred prior to the adoption of these standards should not be adjusted upon their adoption. These standards require the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the business combination; establishes the acquisition date as the measurement date to determine the fair value of all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. As it relates to recognizing all (and only) the assets acquired and liabilities assumed in a business combination, costs an acquirer expects but is not obligated to incur in the future to exit an activity of an acquiree or to terminate or relocate an acquiree’s employees are not liabilities at the acquisition date but must be expensed in accordance with other applicable generally accepted accounting principles. Additionally, during the measurement period, which should not exceed one year from the acquisition date, any adjustments that are needed to assets acquired and liabilities assumed to reflect new information obtained about facts and circumstances that existed as of that date will be adjusted retrospectively. The acquirer will be required to expense all acquisition- related costs in the periods such costs are incurred other than costs to issue debt or equity securities. These standards will have no impact on our consolidated financial position, results of operations or cash flows at the date of adoption, but it could have a material impact on our consolidated financial position, results of operations or cash flows in the future when it is applied to acquisitions which occur in the fiscal year beginning October 1, 2009.

In May 2009, The FASB established general standards of accounting for the disclosure of events that occur after the balance sheet date but before financial statements are issued. In particular, the FASB set forth:

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

This standard is effective for interim or annual periods ending after June 15, 2009, and is to be applied prospectively. The Company adopted this standard as of June 30, 2009.

In June 2009, the FASB established the Accounting Standards Codification (Codification), which officially commenced July 1, 2009, to become the single source of authoritative U.S. GAAP to be applied nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature excluded from the Codification will be considered nonauthoritative. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. Generally, the Codification is not expected to change U.S. GAAP, and is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has adopted the Codification for the quarter ending September 30, 2009.

3. CORRECTION OF AN ERROR

During 2009, the Company discovered an error related to the calculation of the deferred tax liability attributable to the acquisition of C J Hughes. The error involved the use of an incorrect tax basis in computing the initial deferred tax liability recorded as a purchase accounting adjustment. The error had no effect on net income or retained earnings for the current year or any prior year. The error resulted in an understatement of goodwill and of long term deferred tax liability of $2,979,520 each. The September 30, 2008 balance sheet has been restated to correct the error.

4. ACQUISITIONS

          S.T. PIPELINE Inc.

On August 16, 2008 the Company acquired ST Pipeline. The merger agreement called for the stockholders of ST to receive total consideration of $19 million, reduced by the book value of certain assets to be distributed to the stockholders of the Company. All except $3 million was to be paid to the stockholders at closing. The remaining $3 million consists of deferred payments to the stockholders over three years with an interest at a simple rate of 7.5% per annum.

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

C.J. HUGHES CONSTRUCTION COMPANY, INC.

On August 16, 2008 the Company acquired C.J. Hughes Construction Company, Inc. C.J. Hughes is underground utility service company located in Huntington, West Virginia. The merger agreement called for a total purchase price of approximately $34.0 million which would be paid as follows: each share of C.J. Hughes Class A voting stock and Class B non-voting stock would be converted into the right to receive $36,896 in cash and 6,434.70 shares of Energy Services common stock. The stock and cash portions of the transaction each total approximately $17.0 million.

The acquisition was accounted for as a purchase with the purchase price, including acquisition costs of $322,577, allocated as follows:

Current Assets	$27,738,924
Property and Equipment	21,566,588
Goodwill	34,291,800
Total Assets acquired	83,597,312
Current Liabilities	26,311,989
Long-Term liabilities	18,346,628
Deferred Tax Liability	4,616,463
Total liabilities assumed	49,275,080
Total Purchase Price	$34,322,232

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

The results of operations of the acquired companies subsequent to the acquisition dates are included in the Company’s consolidated statements of income. The following unaudited pro forma information for the year ended September 30, 2008 reflects the Company’s estimated consolidated results of operations as if the acquisition occurred on the first day of the fiscal year.

Pro Forma
2008

Contract Revenues	$208,240,000
Net Income	$15,002,000
Earnings per share basic	$1.24
Earnings per share diluted	$1.03

5. GOODWILL AND INTANGIBLE ASSETS

A summary of changes in the Company’s goodwill is as follows:

	Year Ended September 30,

	2009	2008
Balance at beginning of year	$38,469,163	$-
Impairment	-	-
Acquisition of ST Pipeline		4,177,363
Acquisition of CJ Hughes Construction		34,291,800
Balance at end of year	$38,469,163	$38,469,163

6. ACCOUNTS RECEIVABLE:

Activity in the Company’s allowance for doubtful accounts consists of the following:

	Year Ended September 30,

	2009	2008

Balance at beginning of year	$363,819	$
Charged to expense	93,731		-
Deductions for uncollectible receivables written off, net of recoveries	(174,343)		(286)
Current year additions from acquisitions	-0-		364,105
Balance at end of year	$283,207		$363,819

7. UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

	Year Ended September 30,

	2009	2008
Costs incurred on contracts in progress	$37,568,730	$57,723,456
Estimated earnings, net of estimated losses	7,102,334	6,562,540
	44,671,066	64,285,996
Less Billings to date	36,805,447	59,522,554
	$7,865,619	$4,763,442

Costs and estimated earnings in excess of billings on uncompleted contracts	$7,870,120	$5,272,669

Less Billings in excess of costs and estimated earnings on uncompleted contracts	4,501	509,227
	$7,865,619	$4,763,442

8. PROPERTY AND EQUIPMENT

Property and Equipment consists of the following:

	Year Ended September 30,
	2009	2008
Land	$702,000	$702,000
Buildings and leasehold improvements	255,570	253,944
Operating equipment and vehicles	34,027,594	32,859,797
Office equipment, furniture and fixtures	364,840	35,811
	35,350,004	33,851,552
Less Accumulated Depreciation and Amortization	6,424,355	548,089

Property and equipment net	$28,925,649	$33,303,463

9. SHORT-TERM DEBT
Short-term debt consists of the following:

A line of credit of $15 million has been established with a local bank. The interest rate on the Line of Credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 6.0%. Cash available under the line is calculated based on a percentage of the Company’s accounts receivable with certain exclusions. Major items excluded from calculation are receivables from bonded jobs, retainage, and items greater than one hundred twenty (120) days old. At September 30, 2009 the Company had $433,000 available on the line.

10. LONG-TERM DEBT

A summary of long-term debt as of September 30, 2009 and 2008 is as follows:

	2009	2008
Note payable to a Bank, payable in monthly installments of $9,217, including interest at 8%, maturity date of June 10, 2010, secured by equipment acquired with the proceeds of this note.	$79,999	$179,769

Note payable to a finance company, payable in monthly installments of $2,180, including interest at 8.375%, maturity date of September 14, 2009, secured by equipment acquired with this note.	-0-	25,052

Notes payable to various finance companies, payable in monthly installments totaling $9,672, including interest at rates ranging between 0% and 8%, with varying maturity dates from March, 2008, through December, 2008, secured by vehicles and equipment acquired with the notes.	978,535	1,343,586

Notes payable to finance company, payable in monthly installments of $94,719.11, including interest at 4.19%, maturity date of December 2009.	189,438	-0-

Notes payable to banks and credit unions, payable in monthly installments totaling $11,925, including interest at rates ranging between 4.5% and 8.0%, maturity dates varying between June, 2008, through March, 2009, secured by vehicles acquired with the notes.	1,336,928	2,171,384

Notes payable to former shareholders of acquired company, payable at 0% Interest as accounts receivables outstanding at the date of purchase are collected	-0-	10,934,813

Note payable to bank, due in monthly installments of $5,000, including Interest at 6.75%, final payment due September 2012, secured by real estate, vehicles, and equipment	366,147	398,016

Notes payable to finance companies, due in monthly installments totaling $132,444, including interest ranging from 1.0% to 7.92%, final payments due January 2008 through December 2012, secured by equipment	8,134,683	10,799,191

Notes payable to banks, due in monthly installments totaling $108,497, including interest at prime plus .5% to 8.75%, final payments due April 2010 through July 2011, secured by equipment, receivables, and intangibles	3,413,338	4,432,008

Notes payable to Individuals, due in annual installments of $1 Million dollars with interest at 7.5%	3,253,400	3,028,400

Notes payable to shareholder, interest rate at prime, note matures in August of 2011	5,600,000	6,000,000

	23,352,468	39,312,219
Less Current Maturities	7,254,624	15,040,033
Total Long term debt	$16,097,844	$24,272,186

Maturities of long-term debt for the next five years are as follows:

2010	$7,254,624
2011	10,479,925
2012	2,124,690
2013	1,628,424
2014	344,153
Thereafter	1,520,652
$23,352,468

11. INCOME TAXES

The components of income taxes are as follows:

		Year Ended September 30,

		2009	2008

Federal	Current	$(3,628,177)	$1,654,414
	Deferred	1,151,488	21,692
	Total	(2,476,689)	1,676,106

State	Current	(640,266)	322,047
	Deferred	246,748	3,828
	Total	(393,518)	325,875

Total income tax expense (benefit)		$(2,870,207)	$2,001,981

The provision for income taxes differs from the amount computed by applying the federal statutory rate of 34 percent on income from operations as indicated in the following analysis:

	Year Ended September 30,

	2009	2008
Statutory rate	34.0%	34.0%
Effect of state income taxes	6.0	7.6
Effective tax rate	40.0%	41.6%

Deferred income taxes are provided for significant difference between the basis of assets and liabilities for financial reporting and income tax reporting. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The income tax effects of temporary differences giving rise to the deferred tax liabilities are as follows:

	Year Ended September 30,
Current Deferred Tax Assets	2009	2008
Net operating loss carryforward	$2,666,424	-
Other deferred assets	324,749	-
	2,991,173	-
Long Term Deferred Tax Liabilities
Property, Plant and Equipment	$6,364,968	$4,641,983

The deferred tax asset valuation allowance recognized at September 30, 2009 is zero ($0.0). The Company does not believe that it has any unrecognized tax benefits included in its consolidated financial statements that require recognition under U.S. Generally Accepted Accounting Principals. The Company has not had any settlements in the current period with taxing authorities, nor has it recognized tax benefits as a result of a lapse of the applicable statute of limitations.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if applicable, in general and administrative expenses. During the years ended September 30, 2009 and 2008 the Company did not did not recognize any interest or penalties related to income taxes in its consolidated financial statements, nor has it recorded an accrued liability for interest or penalty payments.

The Company has a net operating loss carryover for income tax purposes at September 30, 2009 of $5,720,282 available to offset future taxable income. The carryover expires at September 30, 2024.

12. EARNINGS PER SHARE
The amounts used to compute the basic and diluted earnings per share for the years ended 2009, and 2008 is illustrated below:

	Year Ended September 30,

	2009	2008

Net Income (loss) from continuing operations available to common shareholders	$(5,921,774)	$2,811,158

Weighted average shares outstanding basic	12,092,307	10,917,788

Effect of dilutive warrants	-	2,451,172
Weighted average shares outstanding diluted	12,092,307	13,368,960

Net Income (loss) per share-basic	$(0.49)	$.26
Net Income (loss) per share-diluted	$(0.49)	$.21

13. WARRANTS AND UNIT PURCHASE OPTION

On September 6, 2006, the Company sold 8,600,000 units (“Units”) in the Public Offering at a price of $6.00 per Unit. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 per share commencing on the later of the consummation by the Company of a Business Acquisition or one year after the Effective Date and terminating on the fifth anniversary of the date of the Public Offering. The Company may redeem the Warrants for a redemption price of $0.01 per Warrant at any time if notice of not less than 30 days is given and the last sale price of the Common Stock has been at least $8.50 on 20 of the 30 trading days ending on the third day prior to the day on which notice is given. A total of 17,200,000 warrants were issued in the IPO and all are still outstanding and unexercised.

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

          For the public warrants and the unit purchase option, the Company is only required to use its best efforts to cause a registration statement covering the resale of the public warrants, units and the securities comprising the units and, once effective, only to use its best efforts to maintain the effectiveness of the registration statement. There are no contractual penalties for failure to effect the registration of the public warrants, units and the securities comprising the units. Additionally, in no event, is the Company obligated to settle the public warrants, the option, the units or the warrants included in the units, in whole or in part, for cash in the event it is unable to effect the registration of the public warrants, units and the securities comprising the units. The holder or holders of the public warrants or options do not have the rights or privileges of holders of common stock, including any voting rights, until such holder or holders exercise the options and receive shares of the Company’s common stock.

14. STOCK PURCHASE PLAN

At the annual meeting of the shareholders on November 19, 2008 of the shareholders approved the establishment of an employee stock purchase plan. The stock purchase plan authorizes the issuance of up to 1,200,000 shares of common stock for purchase by eligible employees. A participant’s stock purchased during a calendar year may not exceed the lesser of (a) a percentage of the participant’s compensation or a total amount as specified by the compensation committee of the Board, or (b) $25,000. The stock will be offered at a purchase price of at least 85% of its fair market value on the date of purchase.

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

The Company accounts for its equity based compensation as prescribed by U.S. Generally Accepted Accounting Principles for share-based payments. The Company has adopted a fair value based method of accounting for employee equity based plans, whereby compensation cost is measured at the grant date based on the value of the award (the discount on the stock purchase) and is recognized at the purchase date, as there is no vesting period. As a result, compensation expense relating to the stock purchase plan will be reflected in net income as part of “Salaries and employee benefits” on the Consolidated Statements of Income.

There have been no agreements with any employees made under this plan as of and for the year ended September 30, 2009.

15. RELATED PARTY TRANSACTIONS

The Companies have advances from a stockholder of $5,600,000. The unsecured advance bears interest at prime, resulting in interest expense of $202,533 and $38,763 for the year ended September 30, 2009 and 2008 respectively. Certain Energy Services subsidiaries routinely engage in transactions in the normal course of business with each other, including sharing employee benefit plan coverage, payment for insurance and other expenses on behalf of other affiliates, and other services incidental to business of each of the affiliates. All revenue and related expense transactions, as well as the related accounts payable and accounts receivable, have been eliminated.

16. LEASE OBLIGATIONS

The Company leases various equipment and office space under operating lease agreements with terms up to 60 months, with renewal options of up to an additional 60 months. The Company also leases vehicles from certain stockholders and spouses under non-cancelable operating leases.

The future minimum lease payments under operating leases as of September 30, 2009, are as follows:

2010	305,039
2011	261,381
2012	160,747
2013	25,316

17. MAJOR CUSTOMERS

Revenues for the period ending September 30, 2009 were $107 million. Two major customers made up 22% and 16% respectively of the total. Receivables from major customers at September 30, 2009 was $10 million, which represented 60% of the total receivables at September 30, 2009. Virtually all work performed for major customers was awarded under competitive bid fixed price or unit price arrangements. During the period ended September 30, 2009 the Company’s major customers operated within the natural gas transmission and distribution industry within the Company’s market area. The loss of a major customer could have a severe impact on the profitability of operations of the Company. However, due to the nature of the Company’s operations, the major customers and sources of revenues may change from year to year.

18. RETIREMENT AND EMPLOYEE BENEFIT PLANS

C.J. Hughes has a 401-K retirement plan for union employees under which the employees can contribute up to 15% of eligible wages and C.J. Hughes will match $.25 for each dollar contributed up to 6% of eligible wages. CJ Hughes contributed $14,000 for the fiscal year ended September 30, 2009 to this plan.

Additionally, C.J. Hughes and Nitro Electric have a 401-K retirement plan for all administrative employees under which the employees can contribute up to 15% of eligible wages and C.J. Hughes and Nitro Electric will match $.25 for each dollar contributed up to 6% of eligible wages. C.J. Hughes and its subsidiary Nitro Electric contributed $49,000 for the fiscal year ended September 30, 2009 to this plan.

19. CREDIT RISK

Financial instruments which potentially subject the Companies to credit risk consist primarily of cash, cash equivalents and contract receivables. The Companies place their cash with high quality financial institutions. At times, the balances in such institutions may exceed the FDIC insurance limit of $250,000. As of September 30, 2009, the Companies uninsured bank balances totaled $3.46 million. The Companies perform periodic credit evaluations of its customer’s financial condition and generally does not require collateral. Credit losses consistently have been within managements expectations.

20. COMMITMENTS AND CONTINGENCIES

During the normal course of operations, the companies are subject to certain subcontractor claims, mechanic’s liens, and other litigation. Management is of the opinion that no material obligations will arise from any pending legal proceedings. Accordingly, no provision has been made in the financial statements for such litigation.

21. SUBSEQUENT EVENTS

Subsequent events have been evaluated through December 23, 2009, the date of the issuance of these financial statements.

22. CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

Energy Services of America Corporation (Parent Only)
Balance Sheets
As of September 30, 2009 and 2008

	Year Ended September 30, 2009	Year Ended September 30, 2008
Assets
Current Assets
Cash and cash equivalents	$315,697	$7,125,033
Other Receivables	1,300	-
Deferred Tax Asset	8,415	-
Prepaid expenses and other	1,801,847	210,907
Total Current Assets	2,127,259	7,335,940

Property and equipment	275,433	19,944
Less accumulated depreciation	(45,612)	-
	229,821	19,944

Due from Affiliates	11,608,163	-

Investment in Subsidiaries	50,790,016	55,954,071

Total Assets	$64,755,259	$63,309,955

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$2,253,400	$1,028,400
Lines of credit	7,085,579	-
Accounts Payable-Trade	33,931	-
Accrued Expenses and other Current Liabilites	-	24,338
Total Current Liabilities	9,372,910	1,052,738

Long-term debt, net of current portion
Debt to banks and finance companies	1,000,000	2,000,000
Deferred Income Taxes Payable	46,905	-
Total Liabilities	1,046,905	2,000,000

Stockholders’ equity

Common Stock	1,209	1,209
Additional paid-in capital	55,976,368	55,976,368
Retained Earnings (deficit)	(1,642,133)	4,279,640
Total stockholders’ equity	54,335,444	60,257,217

Total liabilities and stockholders’ equity	64,755,259	63,309,955

Energy Services of America Corporation (Parent Only)
Statements of Income
For the years ended September 30, 2009 and 2008

	2009	2008

General and Administrative Expenses	$853,313	$341,140

Net loss from operations before taxes	(853,313)	(341,140)

Income from trust fund investments	-	1,574,211
Other nonoperating income (expense)	(38,432)	-
Interest income (expense)	(298,373)	-

Net Income (loss) before tax	(1,190,118)	1,233,071

Income tax expense (benefit)	(432,400)	515,000

Equity in undistributed income (loss) of subsidiaries	(5,164,055)	2,093,087
Net Income (loss)	$(5,921,773)	$2,811,158

Weighted average shares outstanding- basic	12,092,307	10,917,788

Weighted average shares- diluted	12,092,307	13,368,960

Net income per share- basic	$(0.49)	$0.26

Net income per share- diluted	$(0.49)	$0.21

Energy Services of America Corporation (Parent Only)
Statements of Cash Flows
For the years ended September 30, 2009 and 2008

	2009	2008
Cash flow from operating activities
Net Income	$(5,921,773)	$2,811,158
Adjustment to reconcile net income to net cash provided by (used)
in operating activities:
Provision for current tax (benefit)	(470,890)	-
Provision for deferred income tax	38,490	-
Depreciation expense	45,612	-
Equity in undistributed (income) loss of subsidiaries	5,164,055	(2,093,087)
Changes in:
Other receivables	(1,300)	-
Prepaid expenses	(1,120,050)	(184,460)
Accounts payable	33,931	-
Accrued expenses and other current liabilities	(24,338)	(143,226)

Net Cash provided (used) in operating activities	(2,256,263)	390,385

Cash flows from Investing Activities
Purchase of investments held in trust funds	-	(21,000,000)
Proceeds from maturities of investments held in trust	-	71,743,430
Purchase of investments in subsidiaries	-	(33,861,033)
Investment in property & equipment	(255,489)	(19,944)
Advances to subsidiaries	(11,608,163)	-

Net Cash (used) by Investing Activities	(11,863,652)	16,862,453

Cash Flows from Financing Activities
Proceeds of assuance of debt	225,000	28,400
Borrowings on lines of credit, net of (repayments)	7,085,579	-
Payment of deferred fee to underwriter	-	(1,032,000)
Payment of loan from stockholder	-	(150,000)
Cash paid for redemption of shares	-	(9,730,987)

Net Cash (used) provided by Financing Activities	7,310,579	(10,884,587)

Net increase in cash and cash equivalents	(6,809,336)	6,368,251

Cash and cash equivalents at beginning of period	7,125,033	756,782

Cash and Cash Equivalents at end of Period	$315,697	$7,125,033

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$1,766,055	$861,000
Interest	$325,363	$-

Noncash investing and financing activities:
Common stock issued for subsidiary acquisitions	$-	$16,999,951
Note payable incurred for subsidiary acquisition	$-	$3,000,000