Form 10-Q
period 2009-12-31
Energy Services of America CORP
filed 2010-02-12
CIK 1357971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,  D.C.   20549
FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2009

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

Smaller Reporting Company ☒

As of February 10, 2010 there were issued and outstanding 12,092,307 shares of the Registrant’s Common Stock.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       YES ☐  NO ☒

Transitional Small Business Disclosure Format (check one)    Yes ☐   No  ☒

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
Assets	2009	2009
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$6,459,532	$2,829,988
Accounts receivable-trade	12,834,403	16,636,095
Allowance for doubtful accounts	(283,207)	(283,207)
Retainages receivable	2,988,022	3,135,461
Other receivables	140,568	141,530
Costs and estimated earnings in excess of billings on uncompleted contracts	5,339,026	7,870,120
Deferred tax asset	2,653,320	2,991,173
Prepaid expenses and other	2,121,921	2,320,679
Total Current Assets	32,253,585	35,641,839

Property, plant and equipment, at cost	35,779,262	35,350,004
less accumulated depreciation	(7,897,371)	(6,424,355)
	27,881,891	28,925,649

Goodwill	38,469,163	38,469,163

Total Assets	$98,604,639	$103,036,651

Liabilities and Stockholders' Equity
Current Liabilities
Current maturities of long-term debt	$6,978,555	$7,254,624
Lines of credit	7,118,860	7,885,579
Accounts payable	4,499,016	5,375,962
Accrued expenses and other current liabilities	3,442,965	5,717,730
Billings in excess of costs and estimated earnings on uncompleted contracts	307,506	4,501
Total Current Liabilities	22,346,902	26,238,396

Long-term debt, less current maturities	9,419,763	10,497,844
Long-term debt, payable to shareholder	5,500,000	5,600,000
Deferred income taxes payable	6,364,968	6,364,968

Total Liabilities	43,631,633	48,701,208

Stockholders' equity

Preferred stock, $.0001 par value
Authorized 1,000,000 shares, none issued	-	-
Common stock, $.0001 par value
Authorized 50,000,000 shares
Issued and outstanding 12,092,307
shares	1,209	1,209

Additional paid in capital	55,976,368	55,976,368
Retained earnings	(1,004,571)	(1,642,134)

Total Stockholders' equity	54,973,006	54,335,443

Total liabilities and stockholders' equity	$98,604,639	$103,036,651

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2009	2008
	(Unaudited)	(Unaudited)

Revenue	$29,951,737	$33,679,046

Cost of revenues	25,186,011	35,275,121

Gross profit (loss)	4,765,726	(1,596,075)

Selling and administrative expenses	3,417,391	1,714,750

Income (loss) from operations	1,348,335	(3,310,825)

Other income (expense)
Interest income	16,078	36,273
Other nonoperating income (expense)	120,447	161,815
Interest expense	(421,534)	(416,772)
Gain (loss) on sale of equipment	(619)	(7,564)
	(285,628)	(226,248)

Income (loss) before income taxes	1,062,707	(3,537,073)

Income tax expense (benefit)	425,144	(1,342,564)

Net income (loss)	$637,563	$(2,194,509)

Weighted average shares outstanding-basic	12,092,307	12,092,307

Weighted average shares-diluted	12,092,307	12,092,307

Net income (loss) per share basic	$0.05	$(0.18)

Net income (loss) per share diluted	$0.05	$(0.18)

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended	Three Months Ended
	December 31,	December 31,
Operating activities	2009	2008

Net income (loss)	$637,563	$(2,194,509)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation expense	1,512,671	1,441,888
(Gain) loss on sale/disposal of equipment	619	7,564
Provision for deferred taxes	337,853	-
(Increase) decrease in contracts receivable	3,801,692	22,350,859
(Increase) decrease in retainage receivable	147,439	(475,670)
(Increase) decrease in other receivables	962	(645,721)
(Increase) decrease in cost and estimated earnings in excess of billings on uncompleted contracts	2,531,094	1,369,529
(Increase) decrease in prepaid expenses	198,758	319,785
Increase (decrease) in accounts payable	(876,946)	(7,099,594)
Increase (decrease) in accrued expenses	(2,218,053)	(3,295,841)
Increase (decrease) in billings in excess of cost and estimated earnings on uncompleted contracts	303,005	864,707
Increase (decrease) in income taxes payable	-	(1,357,173)
Net cash (used in) provided by operating activities	6,376,657	11,285,824

Cash flows from investing activities:
Investment in property & equipment	(477,823)	(431,181)
Proceeds from sales of property and equipment	32,050	5,032
Net cash (used in) provided by investing activities	(445,773)	(426,149)

Cash flows from financing activities:
Repayment of loans from shareholders	(100,000)	-
Borrowings on lines of credit, net of (repayments)	(766,719)	(3,246,208)
Proceeds from long term debt	-	58,575
Principal payments on long term debt	(1,245,183)	(8,047,406)
Principal payments on short term debt	(189,438)	-
Net cash (used in) provided by financing activities	(2,301,340)	(11,235,039)

Increase (decrease) in cash and cash equivalents	3,629,544	(375,364)
Cash beginning of period	2,829,988	13,811,661
Cash end of period	$6,459,532	$13,436,297

Supplemental schedule of noncash investing and financing activities:
Purchases of property & equipment under financing agreements	$23,759	$-

Supplemental disclosures of cash flows information:

Cash paid during the year for:
Interest	$398,611	$416,772
Income taxes	$78,700	$-

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For Three Months Ended December 31, 2009 and 2008
Unaudited

					Total
	Common Stock		Additional Paid	Retained	Stockholders'
	Shares	Amount	in Capital	Earnings	Equity

Balance at September 30, 2008	12,092,307	$1,209	$55,976,368	$4,279,640	$60,257,217

Net Income (Loss)	-	-	-	(2,194,509)	(2,194,509)

Balance at December 31, 2008	12,092,307	1,209	$55,976,368	$2,085,131	$58,062,708

Balance at September 30, 2009	12,092,307	$1,209	$55,976,368	$(1,642,134)	$54,335,443

Net Income (Loss)	-	-	-	637,563	637,563

Balance at December 31, 2009	12,092,307	1,209	$55,976,368	$(1,004,571)	$54,973,006

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the years ended September 30, 2009 and 2008 included in the Company’s Form 10-K filed December 23, 2009.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to interim financial reporting rules and regulations of the “SEC”.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations.  The operating results for the periods ended December 31, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation

The consolidated financial statements of Energy Services include the accounts of Energy Services and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Unless the context requires otherwise, references to Energy Services include Energy Services and its consolidated subsidiaries.

Reclassifications

Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year.

2.  UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts as of December 31, 2009 and September 30, 2009 are summarized as follows:

	December 31, 2009	September 30, 2009

Costs incurred on contracts in progress	$39,769,908	$37,568,730
Estimated earnings, net of estimated losses	3,051,652	7,102,334
	42,821,560	44,671,066

Less Billings to date	37,790,040	36,805,447
	$5,031,520	$7,865,619

Costs and estimated earnings in excess of billings on uncompleted contracts	$5,339,026	$7,870,120

Less Billings in excess of costs and estimated earnings on uncompleted Contracts	307,506	4,501
	$5,031,520	$7,865,619

Backlog at December 21, 2009 and September 30, 2009 was $146.0 million and $140.0 million respectively.

3.  FAIR VALUE MEASUREMENTS

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed rate debt to unrelated parties was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, which is a level 3 input. It was not practicable to estimate the fair value of notes payable to related parties, The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $13.1 million at December 31, 2009  was $13.3 million.

4.  EARNINGS PER SHARE

The amounts used to compute the basic and diluted earnings per share for the three months ended December 31, 2009 and 2008.

	Three Months Ended December 31,
	2009	2008

Net Income (Loss) from continuing operations available	$637,563	$(2,194,509)
to common shareholders

Weighted average shares outstanding basic	12,092,307	12,092,307

Effect of dilutive warrants	-0-	-0-
Weighted average shares outstanding diluted	12,092,307	12,092,307

Net Income (Loss) per share-basic	$0.05	$(0.18)
Net Income (Loss) per share-diluted	$0.05	$(0.18)

5. COMMITMENTS AND CONTINGENCIES

On February 6, 2009, the company filed with the SEC a registration statement relating to the registration of 2,150,000 shares of common stock held by initial shareholders of the Company and 2,964,763 shares issued in connection with the acquisition of C.J. Hughes Construction Company, Inc. as well as 3,076,923 warrants to purchase shares of common stock held by initial shareholders of the Company and the 3,076,923 shares underlying those warrants.  On November 30, 2009 the Company filed form RW with the SEC withdrawing the request for registration.

6.  SUBSEQUENT EVENTS

Subsequent events have been evaluated through February 12, 2010, the date of the issuance of these financial statements.

7.  RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued an Account Standards Update (ASU) entitled Improving Disclosures about Fair Value Measurements.  The ASU amends the FASB accounting standards regarding disclosures of fair value measurements and requires new disclosures about transfers in and out of Levels 1 and 2 of the fair value hierarchy, and also disclosures about activity in Level 3 fair value measurements.  Portions of this ASC update on disclosures is effective for reporting periods beginning after December 15, 2009, and the adoption by the Company will not have an impact on financial results.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of the financial condition and results of operations of Energy Services in conjunction with the “ Consolidated Financial information “ appearing in this section of this  report as well as the historical financial statements and related notes contained elsewhere herein.  Among other things, those historical consolidated financial statements include more detailed information regarding the basis of presentation for the following information.

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

Company Overview

Energy Services was formed on March 31, 2006, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business.  It operated as a “Blank Check Company” until August 15, 2008 at which time it completed the acquisitions of S.T. Pipeline, Inc. and C.J. Hughes Construction Company, Inc.  The Company acquired S.T. Pipeline for $16.2 million in cash and $3.0 million in a promissory note.  As of February 12, 2010 no payments have been made on the promissory note.  The C.J. Hughes purchase price totalled $34.0 million, one half of which was in cash and one half in Energy Services common stock.    The acquisitions are accounted for under the purchase method and the financial results of both acquisitions are included in the results of Energy Services from the date of acquisition.

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

The Company generally recognizes revenue on unit price and cost-plus contracts when units are completed or services are performed.  Fixed price contracts usually result in recording revenues as work on the contract progresses on a percentage of completion basis.  Under this accounting method, revenue is recognized based on the percentage of total costs incurred to date in proportion to total estimated costs to complete the contract.  Many contracts also include retainage provisions under which a percentage of the contract price is withheld until the project is complete and has been accepted by the customer.

First Quarter Overview

The following is an overview for the three months ended December 31, 2009:

In Millions

Sales	$30.0
Cost of Revenues	25.2
Gross Profit	4.8
Selling & Adm.	3.4
Net Income	$0.6

The first quarter for the Company is typically a very active period for our business line.  The Company during the first quarter began to see a number opportunities. Revenue increased from $29.3 million for the quarter ending September 30, 2009 to $30.0 million for the quarter ending December 31, 2009.  Selling and Administrative expenses were up $1.2 million from the previous quarter.  Net income was $0.6 million for the quarter ending December 31, 2009.  Second quarter sales are expected to be weaker than the first quarter due to inclement weather and the seasonality of our work.

The Company’s cash and cash equivalents increased by $3.6 million, with working capital increasing by $0.5 million during the quarter ending December 31, 2009.  Accounts receivable and retainage receivable decreased by $3.8 million during the quarter ending December 31, 2009 and long-term debt was reduced by $1.5 million.

Results of Operations
Consolidated Statement of Income for the three months ended December 31, 2009 and 2008

	Three months ended	Three months ended
	December 31, 2009	December 31, 2008

Contract Revenue	$29,951,737	$33,679,046
Cost of Revenue	25,186,011	35,275,121
Gross Profit (Loss)	4,765,726	(1,596,075)
Selling and administrative expenses	3,417,391	1,714,750

Income (Loss) from operations before taxes	1,348,335	(3,310,825)

Interest Income	16,078	36,273
Interest Expense	(421,534)	(416,772)
Other Income (Expense)	119,828	154,251
	(285,628)	(226,248)

Income (Loss) before tax	1,062,707	(3,527,073)

Income taxes (benefit)	425,144	(1,342,564)

Net Income (Loss)	$637,563	$(2,184,509)

Weighted average shares outstanding-basic	12,092,307	12,092,307
Weighted average shares-diluted	12,092,307	12,092,307

Net income (Loss) per share-basic	$0.05	$(0.18)
Net income (Loss) per share-diluted	$0.05	$(0.18)

Quarter Ending December 31, 2009 and 2008 Comparison

Revenues.  Revenues decreased by $3.7 million (11%) to $30 million for the three months ended December 31, 2009 compared to the same period ending in 2008.  This was due to fewer projects being done during this period.

Cost of Revenues.  Costs of Revenues decreased by $10.1 million (29%) to $25.2 million for the three months ended  December 31, 2009 compared to the same period ending in 2008.  The decrease in cost was greater than expected based on the decrease in revenue due to the completion of two major jobs that incurred losses during the quarter ending December 31, 2008 which did not occur in the quarter ending December 31, 2009.

Gross Profit (Loss).   Gross profit increased by $6.4 million to $4.8 million for the three months ended December 31,2009 compared to the same period ending in 2008.  This increase was due to the fact that the Company had two particular projects at one of the operating subsidiaries which lost $3.2 million for the quarter ended December 31, 2008. There was a combination of events that resulted in the losses on these jobs.  First, the customer had several other projects that were supposed to start in the quarter that they decided to delay.  The pricing had been established on these projects under the assumption of getting the added work.  When that did not occur many costs that would have been spread over all the jobs then had to be absorbed into these two existing jobs.  In addition, there were unplanned work stoppages initiated by the customer for the Thanksgiving and Christmas holidays which resulted in added payroll costs of approximately $450,000.  These jobs have been completed and we believe that the results of these jobs are not indicative of future performance.   Gross profit for the period ending December 31, 2009 returned to a more normal range.

Selling and administrative expenses.  Selling and administrative expenses increased by $1.7 million (99%) for the three months ended December 31, 2009 compared to the same period ending in 2008.  These increases were primarily due to additional administrative expenses, such as accounting, professional fees, taxes and insurance costs to support our informational and regulatory compliance needs.

Income (Loss) from Operations.  Income from operations increased $4.7 million to a profit of $1.3 million for the three months ended December 31, 2009 compared to the same period ending for 2008.  This is a function of the previous categories.

Interest Income. Interest income decreased by $20,000 (56%) for the three months ended December 31, 2009 compared to the same period ending for 2008.   This was driven by lower interest rates and less invested cash.

Interest Expense.  Interest expense increased by $4,800 (1%) for the three months ended December 31, 2009 compared to the same period ending for 2008.   Borrowings remained relatively stable for this quarter compared to the same period ending in 2008.

Other Income (Expenses).  Other expenses decreased by $34,000 (22%) for the three months ended December 31, 2009 compared to the same period ending for 2008.  This reduction was due to the reduction of outside equipment rental income.

Net Income (Loss). Net Income increased by $2.8 million to a net profit of $638,000 for the three months ended December 31, 2009 compared to the same period ending in 2008.  The increase occurred due to the various changes as previously discussed, principally the increase in gross profit  which was partially offset by the increase in selling and administrative expenses.

Comparison of Financial Condition

The Company had total assets at December 31, 2009 of $98.6 million, a decrease from $103.0 million at September 30, 2009.  Some of the primary components of the balance sheet were accounts receivable which totaled $12.8 million a decrease from $16.6 million at September 30, 2009.  This reduction resulted from the reduced revenue earned during the quarter ending December 31, 2009 compared to the same period in the previous year.   Other major categories of assets at December 31, 2009 included cash of $6.5 million and fixed assets less accumulated depreciation of $27.9 million.  Liabilities totaled $43.6 million, a decrease from $48.7 million at September 30, 2009.   This decrease was primarily due to reductions in accounts payable and debt which were paid down with the collections on accounts receivable.

Stockholders’ Equity. Stockholders’ equity increased from $54.3 million at September 30, 2009 to $55 million at December 31, 2009.  This increase was due to the net income of $0.6 million for the three months ended December 31, 2009.   We have not paid any dividends on our common stock, nor have we repurchased shares of our common stock.

Liquidity and Capital Resources

Cash Requirements

We anticipate that our cash and cash equivalents on hand at December 31, 2009 which totaled  $6.5 million along with  our credit facilities available to us and our anticipated future cash flows from operations will provide sufficient cash to meet our operating needs.  However, with the anticipated future energy shortage nationwide and the increased demand for our services, we could be faced with needing significant additional working capital.  Also, current general credit tightening resulting from the general banking and other economic contraction that occurred in the second half of 2008, has impaired the availability of credit facilities for future operational needs.  A prolonged restriction in borrowing capacity may limit the growth of the Company.

Sources and uses of Cash

           The net income for the three months ended December 31, 2009 was $0.6 million.  The depreciation expense was $1.5 million.   Contracts, other receivables and prepaids provided $6.7 million while accounts payable and accrued expenses consumed $3.1 million.  Net cash provided by operating activities was $6.4 million.  Financing activities consumed $2.3 million. The lines of credit were reduced by $.8 million and long term debt was reduced by $1.2 million during this period.

As of December 31, 2009, we had $6.5 million in cash, working capital of $9.9 million and long term debt, net of current maturities of $14.9 million.

Loan Covenants

 The Company entered into a fifteen million dollar ($15,000,000) Line of Credit agreement with a regional bank on August 20, 2009.  Interest will accrue on the line of credit at an annual rate based on “Wall Street Journal” Prime Rate (the Index) with a floor of six percent (6.0%).  Cash available under the line is calculated based on a percentage of the Company’s accounts receivable with certain exclusions.  Major items excluded from calculation are receivables from bonded jobs, retainage, and items greater than one hundred twenty (120) days old. The Company is currently working with the bank to revise the amounts allowed for bonded jobs and retainage in order to provide quicker greater access to the Line.   The proposed changes would give the Company quick access to the entire Line of Credit and would provide enough cash to meet our projected needs.   The Company is looking at alternative methods of financing in case the discussions with the bank do not result in a satisfactory resolution of the Company’s concerns.  If additional working capital isn’t available the company’s growth and ability to undertake larger projects will be reduced significantly which could have a significant negative impact on the Company’s operating margins and overall financial strength.

At December 31, 2009 the Company was overdrawn by $370,000 on the line.  A payment on the line of $500,000 was made on January 13, 2010 to bring the account back into compliance.

The following are the major covenants of the line:

 Current Ratio must be not less than 1.1 in the first year.  As of December 31, 2009 our current ratio was 1.44 to 1.

Debt to tangible net worth must not exceed 3.5 during the first year.  Our debt to tangible net worth at December 31, 2009 was 2.64 to 1.

Capital Expenditures (CAPEX) must not exceed $7.5 million.  CAPEX from the loan date was approximately $600,000.

Dividends shall not exceed 50% of taxable income without prior bank approval.  No dividends have been declared.

With the exception mentioned above, the Company was in compliance with all loan covenants as of the period ending December 31, 2009.

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

Letters of Credit

Certain customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors, vendors, etc. on various customer projects.  At December 31, 2009, the Company was contingently liable on an irrevocable Letter of Credit for $950,000 to guarantee payments of insurance premiums to the group captive insurance company through which the Company obtains its general liability insurance.

Performance Bonds

Some customers, particularly new ones, or governmental agencies require us to post bid bonds, performance bonds and payment bonds.   These bonds are obtained through insurance carriers and guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors.  If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the insurer make payments or provide services under the bond.  We must reimburse the insurer for any expenses or outlays it is required to make.  Depending upon the size and conditions of a particular contract, we may be required to post letters of credit or other collateral in favor of the insurer.   Posting of these letters or other collateral reduce our borrowing capabilities.   Historically, the Company has never had a payment made by an insurer under these circumstances and does not anticipate any claims in the foreseeable future.    At December 31, 2009, we had $81.1 million in performance bonds outstanding.

Concentration of Credit Risk

In the ordinary course of business the company grants credit under normal payment terms, generally without collateral, to our customers, which include natural gas and oil companies, general contractors, and various commercial and industrial customers located within the United States.    Consequently, we are subject to potential credit risk related to business and economic factors that would affect these companies.  However, we generally have certain statutory lien rights with respect to services provided.  Under certain circumstances such as foreclosure, we may take title to the underlying assets in lieu of cash in settlement of receivables.  The Company had one customer that exceeded ten percent of revenues for the three months ended December 31, 2009.  At December 31, 2009 that company was Markwest, which accounted for 20 % of revenues.

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

Related Party Transactions

Total long-term debt at December 31, 2009 was $21.9 million, of which, $8.5 million was payable to certain directors, officers and former owners of an acquired company.    The related party debt consist of a $5.5 million note due in August 2010, a $3.0 million note payable on August 15 each year at $1 million per year over the next three years.

Inflation

Due to relatively low levels of inflation during the three months ended December 31, 2008 and 2009, inflation did not have a significant effect on our results.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period.  We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  There can be no assurance that actual results will not differ from those estimates.  Management believes the following accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition.  Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract.  These contracts provide for a fixed amount of revenues for the entire project.  Such contracts provide that the customer accept completion of progress to date and compensate us the services rendered, measured in terms of units installed, hours expended or some other measure of progress.   Contract costs include all direct material, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, tools and expendables.   The cost estimates are based on the professional knowledge and experience of the Company’s engineers, project managers and financial professionals.  Changes in job performance, job conditions, and others all affect the total estimated costs at completion.    The effects of these changes are recognized in the period in which they occur.   Provisions for the total estimated losses on uncompleted contracts are made in the period in which such losses are determined. The current asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed for fixed price contracts.  The current liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized for fixed price contracts.

Revenue on all costs plus and time and material contracts are recognized when services are performed or when units are completed.

Goodwill. The Company has selected July 1 as the date of the annual goodwill impairment evaluation, which is the first day of our fourth fiscal quarter.  Goodwill was assigned to the operating units at the time of acquisition.  The  reporting units to which goodwill was assigned  are CJ Hughes (“CJ”) and  its subsidiary Contractors Rental Corp (“CRC”) as one unit, Nitro Electric (a subsidiary of CJ Hughes-”Nitro”)  and to ST Pipeline.  The assignment to CJ consolidated and ST Pipeline was based on the purchase price of each company.  Both purchases were supported by fairness opinions.  The allocation of the goodwill arising from the purchase of CJ was allocated between CJ/CRC and Nitro based on an internally prepared analysis of the relative fair values of each unit.

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

The Company’s annual impairment analysis at July 1, 2009 indicated a control value for the Company and for each of the reporting units in excess of their respective book values.  Accordingly, no loss from impairment was charged against earnings.   Management considered the fact that fair value estimates contain assumptions, and note that a ten percent (10%) decline in fair value of each reporting unit would not change the results of our assessment.

The Company’s valuation was based on management’s projected operating results for the next fiscal year. The fair value of the reporting units was determined using a weighted combination of a market approach to value utilizing pricing multiples of guideline publicly traded companies, a market approach to value utilizing pricing multiples of guideline merger and acquisition transactions, and an income approach to value utilizing a discounted cash flow model.

The Company’s market capitalization, including the market cap of both the common stock and the outstanding warrants, continues to be at a level below book value, and has been since shortly after the acquisition of the operating companies and the associated redemption of common shares.  At December 31, 2009 the market cap of the Company was at 87.8% of book value.  The Company believes that the low stock price is attributable to larger than usual discounts for minority shares and lack of marketability due to the low trading volume and the complex capital structure that includes warrants and a unit purchase option.

Management will continue to assess at each reporting date the need for a goodwill impairment test under the Accounting Standards Codification if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Income Taxes.  The Company has recorded a deferred tax asset of $2.7 million for the tax benefits attributable to deductible temporary differences and carry forwards.  The majority of the Company’s deferred tax asset relates to a net operating loss of $5.7 million incurred in the prior year.  The recorded deferred tax asset must be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.  Management has determined that the prior year operating loss was attributable in large part to losses on two large contracts, and does not expect such losses to repeat.  Current operating profits and projected profits based on current backlog with historical gross margins, will  be more than sufficient to produce taxable income in an amount equal to or greater than the operating loss carryover.  Additional work continues to be negotiated and bid at levels that should maintain backlog at or near the current level.  It is also noted that prior to acquisition the operating companies had a history of strong operating profits.  Management also considered the deferred tax liability of $6.4 million associated with the book to tax differences in the basis of fixed assets resulting from the purchase accounting adjustments at the time of the acquisitions.  This timing difference will reverse over the next seven years. Management has concluded that no valuation allowance against the deferred tax asset should be recorded at this time.

Management’s conclusion that the realization of the net operating loss carryover is more likely than not was based on all available evidence at the balance sheet date, and will be reassessed at each reporting date.  Failure to maintain historical revenues and gross margins may call into question the Company’s ability to realize the deferred tax asset and a valuation allowance may be established at that time.

Outlook

The following statements are based on current expectations.  These statements are forward looking, and actual results may differ materially.

Recently our customers have been experiencing reduced demand for their products.  We expect to see spending from our customers on their transmission and distribution systems increasing over the next few years as demand returns to normalized levels.   The Company’s backlog at December 31, 2009 was $146 million and while adding additional business projects appears likely, no assurances can be given that the Company will be successful in bidding on projects that become available.

If the increased demand moves to expected levels in fiscal 2010 and beyond, we believe that the Company will continue to have opportunities to continue to improve both revenue volumes and the margins thereon.  However, if the current economic conditions deteriorate further, growth could be limited.

If growth continues, we will be required to make additional capital expenditures for equipment to keep up with that need.  Currently, it is anticipated that in fiscal 2010, the Company’s capital expenditures will be between $2.0 million and $4.0 million.  However, if the customer demands grow, this number could be significantly higher.  Significantly higher capital expenditure requirements could impair our cash flows and require additional borrowings.

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

ITEM 4T. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that Energy Services of America Corporation files or submits under the Securities Exchange Act of 1934, is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in Energy Services of America Corporation’s internal control over financial reporting during Energy Services of America Corporation’s first quarter of fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1A. Risk Factors

Please see the information disclosed in the “Risk Factors” section of our Form 10-K as filed with the Securities and Exchange Commission on December 23, 2009, and which is incorporated herein by reference.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)    There have been no unregistered sales of securities during the past two years.

(b)    On September 6, 2006, we closed our initial public offering of 8,600,000 units. Each unit consisted of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $6.00 per unit, generating gross proceeds of $51,600,000. The managing underwriter in the offering was Ferris, Baker Watts Incorporated.  The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-133111). The Securities and Exchange Commission declared the registration statement effective on August 30, 2006.

Energy Services of America Corporation did not repurchase any shares of its common stock during the relevant period.

ITEM 4. Submission of Matters to a vote of Security Holders

On December 11, 2009, the Company held its annual meeting of stockholders.  At the annual meeting stockholders the following matter were considered by stockholders.  The number of votes cast for, against, or withheld as well as the number of abstention and broker non-votes is set forth below.

1. Election of Directors	For	Withheld

Marshall T. Reynolds	11,113,552	208,829

Edsel R. Burns	11,118,552	203,829

Jack M. Reynolds	11,115,652	206,729

Neal W. Scaggs	11,281,975	40,406

Joseph L. Williams	11,284,975	37,406

Richard M. Adams, Jr.	11,284,975	37,406

Keith Molihan	11,281,975	40,406

Douglas Reynolds	11,115,652	206,729

Eric Dosch	11,285,975	36,406

James Shafer	11,115,652	206,729

ITEM 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY SERVICES OF AMERICA CORPORATION

Date: February 12, 2010	By:	/s/ Edsel R. Burns
Edsel R. Burns
Chief Executive Officer

Date: February 12, 2010	By:	/ s/ Larry A. Blount
Larry A. Blount
Chief Financial Officer