Form 10-Q
period 2010-03-31
Energy Services of America CORP
filed 2010-05-14
CIK 1357971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2010

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange act of 1934

         For the transition period from _______________ to _________________

                        Commission File Number: 001-32998

                     Energy Services of America Corporation
                     --------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         Delaware                                       20-4606266
-------------------------------          --------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

100 Industrial Lane, Huntington, West Virginia                     25702
----------------------------------------------                   ---------
(Address of Principal Executive Office)                          (Zip Code)

                                 (304) 399-6315
                                 ---------------
               (Registrant's Telephone Number including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
requirements for the past 90 days. YES  X     NO
                                      ----       ----.
                Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES __ NO __.

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]   Accelerated Filer [ ]   Non-Accelerated Filer [ ]

Smaller Reporting Company   [X]

As of May14, 2010 there were issued and outstanding 12,092,307 shares of the Registrant's Common Stock.

     Indicate  by check mark  whether  the  Registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act).    YES         NO     X
                                                  ------      --------

Transitional Small Business Disclosure Format (check one)  Yes       No  X
                                                               ----     ---

Part 1: Financial Information

Item 1. Financial Statements (Unaudited):

         Consolidated Balance Sheets                                          1

         Consolidated Statements of Income                                    2

         Consolidated   Statements of Cash Flows                              3

         Consolidated Statements of Changes in Stockholders' Equity           4

         Notes to Unaudited Consolidated Financial Statements                 5

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          17

Item 4T.  Controls and Procedures                                            17

Part II:    Other Information

Item 1A.  Risk Factors                                                       17

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds       17

Item 4..   Removed and Reserved                                              18

Item 6.   Exhibits                                                           18

Signatures                                                                   19

                        ENERGY SERVICES OF AMERICA CORPORATION
                              CONSOLIDATED BALANCE SHEETS

                                                                                             March 31,          September 30,
Assets                                                                                         2010                 2009
                                                                                           -------------        ------------
                                                                                            (Unaudited)           (Audited)
Current Assets
     Cash and cash equivalents                                                               $ 1,179,477         $ 2,829,988
     Accounts receivable-trade                                                                 9,953,066          16,636,095
     Allowance for doubtful accounts                                                            (283,207)           (283,207)
     Retainages receivable                                                                     2,979,929           3,135,461
     Other receivables                                                                            89,111             141,530
     Costs and estimated earnings in excess of billings on uncompleted contracts              10,139,901           7,870,120
     Deferred tax asset                                                                        3,743,385           2,991,173
     Prepaid expenses and other                                                                4,641,664           2,320,679
                                                                                           -------------        ------------
        Total Current Assets                                                                  32,443,326          35,641,839
                                                                                           -------------        ------------
Property, plant and equipment, at cost                                                        36,500,846          35,350,004
     less accumulated depreciation                                                            (9,256,257)         (6,424,355)
                                                                                           -------------        ------------
                                                                                              27,244,589          28,925,649
Goodwill                                                                                      38,469,163          38,469,163
                                                                                           -------------        ------------
     Total Assets                                                                           $ 98,157,078       $ 103,036,651
                                                                                            ============       =============
Liabilities and Stockholders' Equity
Current Liabilities
     Current maturities of long-term debt                                                    $ 7,308,144         $ 7,254,624
     Lines of credit and short term borrowings                                                 8,422,730           7,885,579
     Accounts payable                                                                          5,044,309           5,375,962
     Accrued expenses and other current liabilities                                            4,332,804           5,717,730
     Billings in excess of costs and estimated earnings on uncompleted contracts                 409,762               4,501
                                                                                           -------------        ------------
        Total Current Liabilities                                                             25,517,749          26,238,396
                                                                                           -------------        ------------
     Long-term debt, less current maturities                                                   9,112,608          10,497,844
     Long-term debt, payable to shareholder                                                    5,100,000           5,600,000
     Deferred income taxes payable                                                             6,046,523           6,364,968
                                                                                           -------------        ------------
        Total Liabilities                                                                     45,776,880          48,701,208
                                                                                           -------------        ------------
Stockholders' equity

     Preferred stock, $.0001 par value
        Authorized 1,000,000 shares, none issued
     Common stock, $.0001 par value
        Authorized 50,000,000 shares
          Issued and outstanding 12,092,307
          shares                                                                                   1,209               1,209

     Additional paid in capital                                                               55,976,368          55,976,368
     Retained earnings                                                                        (3,597,379)         (1,642,134)
                                                                                           -------------        ------------
     Total Stockholders' equity                                                               52,380,198          54,335,443
                                                                                           -------------        ------------
     Total liabilities and stockholders' equity                                             $ 98,157,078       $ 103,036,651
                                                                                            ============       =============

The Accompanying Notes are an Integral Part of These Financial Statements

                     ENERGY SERVICES OF AMERICA CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                    Unaudited

                                                   Three Months Ended  Three Months Ended   Six Months Ended    Six Months Ended
                                                         March 31,         March 31,            March 31,           March 31,
                                                           2010              2009                 2010                2009
                                                       (Unaudited)       (Unaudited)          (Unaudited)         (Unaudited)
                                                   ------------------  ------------------   -----------------   ----------------
Revenue                                            $    20,295,342     $   18,944,621       $   50,247,079      $   52,623,667
                                                                 -
Cost of revenues                                        21,468,697         21,202,424           46,654,708          56,477,545
                                                   ------------------  ------------------   -----------------   ----------------

     Gross profit (loss)                                (1,173,355)        (2,257,803)           3,592,371         (3,853,878)
Selling and administrative expenses                      2,766,444          1,952,884            6,183,835           3,667,634
                                                   ------------------  ------------------   -----------------   ----------------
     Income (loss) from operations                      (3,939,799)        (4,210,687)          (2,591,464)        (7,521,512)

Other income (expense)
     Interest income                                        11,099             13,537               27,177             49,810
     Other nonoperating income (expense)                   199,275           (406,900)             319,722           (245,085)
     Interest expense                                     (383,037)          (456,197)            (804,571)          (872,969)
     Gain (loss) on sale of equipment                       13,866             (1,533)              13,247             (9,097)
                                                   ------------------  ------------------   -----------------   ----------------
                                                          (158,797)          (851,093)            (444,425)        (1,077,341)
                                                   ------------------  ------------------   -----------------   ----------------
     Income (loss) before income taxes                  (4,098,596)        (5,061,780)          (3,035,889)        (8,598,853)
     Income tax expense (benefit)                       (1,505,791)        (2,193,738)          (1,080,644)        (3,536,302)
                                                   ------------------  ------------------   -----------------   ----------------
Net income (loss)                                  $    (2,592,805)    $   (2,868,042)      $   (1,955,245)     $  (5,062,551)
                                                   ==================  ==================   =================   ================
     Weighted average shares outstanding-basic          12,092,307         12,092,307           12,092,307         12,092,307

     Weighted average shares-diluted                    12,092,307         12,092,307           12,092,307         12,092,307

     Net income (loss) per share basic             $         (0.21)    $        (0.24)      $        (0.16)     $       (0.42)
                                                   ==================  ==================   =================   ================
     Net income (loss) per share diluted           $          (0.21)   $        (0.24)      $        (0.16)     $       (0.42)
                                                   ==================  ==================   =================   ================


The Accompanying Notes are an Integral Part of These Financial Statements
                                       2

                        ENERGY SERVICES OF AMERICA CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       Unaudited

                                                                                         Six Months Ended      Six Months Ended
                                                                                             March 31,             March 31,
Operating activities                                                                          2010                   2009
                                                                                         --------------        --------------
Net income (loss)                                                                        $   (1,955,245)       $   (5,062,551)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
 operating activities:

     Depreciation expense                                                                      3,052,041            2,911,986
    (Gain) loss on sale/disposal of equipment                                                    (13,247)               9,097
    Provision for deferred taxes                                                              (1,070,657)                   -
    (Increase) decrease in contracts receivable                                                6,683,029           24,445,366
    (Increase) decrease in retainage receivable                                                  155,532            1,463,098
    (Increase) decrease in other receivables                                                      52,419                7,366
    (Increase) decrease in cost and estimated earnings in excess of billings
       on uncompleted contracts                                                               (2,269,781)           2,746,343
    (Increase) decrease in prepaid expenses                                                   (1,053,879)          (2,717,154)
    Increase (decrease) in accounts payable                                                     (331,653)          (6,702,143)
    Increase (decrease) in accrued expenses                                                   (1,272,734)          (3,204,943)
    Increase (decrease) in billings in excess of cost and estimated earnings
       on uncompleted contracts                                                                  405,261              (72,398)
    Increase (decrease) in income taxes payable                                                        -           (1,461,461)
    Increase (decrease) in deferred income taxes payable                                               -           (1,662,463)
                                                                                          --------------        -------------
Net cash provided by (used in) operating activities                                            2,381,086           10,700,143
                                                                                          --------------        -------------
Cash flows from investing activities:
Investment in property & equipment                                                            (1,152,614)            (984,596)
Proceeds from sales of property and equipment                                                    441,622                7,232
                                                                                          --------------        -------------
Net cash provided by (used in) investing activities                                             (710,992)            (977,364)
                                                                                          --------------        -------------
Cash flows from financing activities:
Repayment of loans from shareholders                                                            (500,000)            (100,000)
Borrowings on lines of credit and short term debt, net of (repayments)                            70,045           (3,246,209)
Proceeds from long term debt                                                                           -              834,019
Principal payments on long term debt                                                          (2,890,650)         (10,627,911)
                                                                                          --------------        -------------
Net cash provided by (used in) financing activities                                           (3,320,605)         (13,140,101)
                                                                                          --------------        -------------
Increase (decrease) in cash and cash equivalents                                              (1,650,511)          (3,417,322)
Cash beginning of period                                                                       2,829,988           13,811,661
                                                                                          --------------        -------------
Cash end of period                                                                        $    1,179,477        $  10,394,339
                                                                                          ==============        =============
Supplemental schedule of noncash investing and financing activities:
Insurance premiums financed                                                               $    1,267,160        $           -
                                                                                          ==============        =============
Purchases of property & equipment under financing agreements                              $      646,742        $      48,566
                                                                                          ==============        =============
Short term borrowing renewed as long term note                                            $      800,000        $           -
                                                                                          ==============        =============
Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest                                                                                  $      813,124        $     916,326
                                                                                          ==============        =============
Income taxes                                                                              $       78,700        $   1,500,000
                                                                                          ==============        =============

The Accompanying Notes are an Integral Part of These Financial Statements

                     ENERGY SERVICES OF AMERICA CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  For Six Months Ended March 31, 2010 and 2009


                                                Common Stock                                                        Total
                                          ------------------------         Additional Paid      Retained         Stockholders'
                                            Shares         Amount           in Capital          Earnings            Equity
                                          ----------      --------          -----------        -----------        -----------

Balance at September 30, 2008             12,092,307      $  1,209         $55,976,368         $ 4,279,640        $60,257,217

Net Income (Loss)                                  -             -                   -          (5,062,551)        (5,062,551)
                                          ----------      --------         -----------         -----------        -----------
Balance at March 31, 2009                 12,092,307      $  1,209         $55,976,368         $  (782,911)       $55,194,666
                                          ==========      ========         ===========         ===========        ===========

Balance at September 30, 2009             12,092,307      $  1,209         $55,976,368         $(1,642,134)       $54,335,443

Net Income (Loss)                                  -             -                   -          (1,955,245)        (1,955,245)
                                          ----------      --------         -----------         -----------        -----------
Balance at March 31, 2010                 12,092,307      $  1,209         $55,976,368         $(3,597,379)       $52,380,198
                                          ==========      ========         ===========         ===========        ===========

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

         Interim Financial Statements

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the Company's audited financial statements and footnotes thereto for the years ended September 30, 2009 and 2008 included in the Company's Form 10-K filed December 23, 2009. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to interim financial reporting rules and regulations of the SEC. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the periods ended March 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.

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

2.  UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts as of March 31, 2010 and September 30, 2009 are summarized as follows:


                                                            March 31, 2010      September 30, 2009
                                                            --------------      ------------------

Costs incurred on contracts in progress                     $ 63,917,330          $ 37,568,730
Estimated earnings, net of estimated losses                    3,573,552             7,102,336
                                                            ------------          ------------
                                                              67,490,882            44,671,066

Less   Billings to date                                       57,760,743            36,805,447
                                                            ------------          ------------
                                                            $  9,730,139          $  7,865,619
                                                            ============          ============

Costs and estimated earnings in excess of billings on
     uncompleted contracts                                  $ 10,139,901           $  7,870,120
Less Billings in excess of costs and estimated earnings
     on uncompleted Contracts                                    409,762                  4,501
                                                            ------------           ------------
                                                            $  9,730,139           $  7,865,619
                                                            ============           ============

Backlog at March 31, 2010 and September 30, 2009 was $136.0 million and $144.0 million respectively.

3.  FAIR VALUE MEASUREMENTS

The carrying amount for borrowings under the Company's revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company's long term fixed rate debt to unrelated parties was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, which is a level 3 input. It was not practicable to estimate the fair value of notes payable to related parties, The fair value of the aggregate principal amount of the Company's fixed-rate debt of $14.0 million at March 31, 2010 was $14.3 million.

 4.  EARNINGS PER SHARE

The amounts used to compute the basic and diluted earnings per share for the three months ended March 31, 2010 and the six months ended March 31, 2010 and the three months ended March 31, 2009 and the six months ended March 31, 2009 are illustrated below:


                                                         Three Months Ended              Six Months Ended
                                                              March 31                        March 31,
                                                        2010             2009           2010          2009
                                                        ----             ----           ----          ----

Net  Income (Loss) from continuing operations       $ (2,592,805)  $ (2,868,042)   $ (1,955,245)   $(5,062,551)
available to common shareholders

Weighted average shares outstanding basic             12,092,307     12,092,307      12,092,307     12,092,307

Effect of dilutive warrants                                  -0-            -0-             -0-            -0-
                                                    ------------   ------------    ------------    -----------
Weighted average shares outstanding diluted           12,092,307     12,092,307      12,092,307     12,092,307

Net Income (Loss) per share-basic                   $      (0.21)  $      (0.24)   $      (0.16)    $    (0.42)
                                                    ============   ============    ============     ==========
Net Income (Loss) per share-diluted                 $      (0.21)  $      (0.24)   $      (0.16)    $    (0.42)
                                                    ============   ============    ============     ==========

Warrants to purchase share of common stock that have been excluded from the determination of diluted earnings per share because they are antidilutive (the exercise price is higher than the current market price) is 20,276,923 warrants for all periods presented.

5.  RECENT ACCOUNTING PRONOUNCEMENTS

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


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of the financial condition and results of operations of Energy Services in conjunction with the " Consolidated Financial information " appearing in this section of this report as well as the historical financial statements and related notes contained elsewhere herein. Among other things, those historical consolidated financial statements include more detailed information regarding the basis of presentation for the following information.

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

Company Overview

Energy Services was formed on March 31, 2006, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. It operated as a "Blank Check Company" until August 15, 2008 at which time it completed the acquisitions of S.T. Pipeline, Inc. and C.J. Hughes Construction Company, Inc. The Company acquired S.T. Pipeline for $16.2 million in cash and $3.0 million in a promissory note. As of May 14, 2010 no payments have been made on the promissory note. The C.J. Hughes purchase price totalled $34.0 million, one half of which was in cash and one half in Energy Services common stock. The acquisitions are accounted for under the purchase method and the financial results of both acquisitions are included in the results of Energy Services from the date of acquisition.

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

Second Quarter Overview

The following is an overview for the three months and six months ended March 31, 2010:

                                      Three Months Ended        Six Months Ended
                                        March 31, 2010           March 31, 2010
                                        (In Millions)             (In Millions)

  Sales                                  $   20.3                  $   50.2
  Cost of Revenues                           21.5                      46.6
                                         --------                  --------
  Gross Profit (Loss)                        (1.2)                      3.6
  Selling & Adm. Expense                      2.7                       6.2
  Other Income (Expense)                     (0.2)                     (0.4)
                                         --------                  --------
  Net Income (Loss) before income taxes      (4.1)                     (3.0)
  Income Taxes  (Benefit)                    (1.5)                     (1.1)
                                         --------                  --------
  Net Income (Loss)                      $   (2.6)                 $   (1.9)
                                         ========                  ========

The second quarter for the Company is typically a very slow period for our business line. The weather plays a major role in our operations during this period of time. The weather in the Mid Atlantic states this year was extreme and caused major work stoppages which resulted in larger than expected losses.

While the inclement weather caused a delay in projects starting, we do not expect any contracts to have a loss at completion, or for the profit margin to be lower than bid.

The Company's cash and cash equivalents decreased by $5.3 million, with working capital decreasing by $3.1 million during the quarter ending March 31, 2010. Accounts receivable and retainage receivable decreased by $2.8 million during the quarter ending March 31, 2010 and long-term debt increased by $22.0 thousand.

Quarter Ending and Year To Date March 31, 2010 and 2009 Comparison

Revenues. Revenues increased by $1.4 million (7.1%) to $20.3 million for the three months ended March 31, 2010 and decreased by $2.4 million (4.5%) to $50.2 million for the six months ended March 31, 2010 compared to the same periods in 2009. The increase in revenues for the three months ended March 31, 2010 was due to the company wrapping up some projects during that period. The decreases in revenues for the six month period resulted from the completion of some larger projects during the period in 2009 which did not reoccur in 2010. Severe weather conditions also limited our ability to generate revenue during this quarter.

Cost of Revenues. The Cost of Revenues increased by $0.3 million (1.3%) to $21.5 million for the three months ended March 31, 2010 and decreased by $9.8 million (17.4%) to $46.7 million for the six months ended March 31, 2010 compared to the same periods ending in 2009. The increase in cost is related to the increase in revenue for the three months ended March 31, 2010. The large decrease in cost for the current six month period was a result of large losses during the period in 2009 which did not reoccur in fiscal 2010.

Gross Profit (Loss). Gross loss decreased by $1.1 million (48%) to a loss of $1.2 million for the three months ended March 31, 2010 compared to a gross loss of $2.3 million for the prior year. The gross loss for the three months ended was driven primarily by severe winter weather conditions in January and February that impacted the entire Mid Atlantic states. Weather conditions in our operating region were severe during this quarter which forced many pieces of equipment, both owned and rented, to be under utilized or to sit idle. In preparation for the upcoming work in the third and fourth quarter of this year the Company spent $1.1 million over and above what was allocated to the jobs to ensure the equipment was in good shape when it would go to the field in April and May of 2010, which is included in cost of revenues. Productivity and thereby profits on the few jobs that attempted to work during this period was reduced by the weather conditions as well. Gross Profit was $3.6 million for the six months ended March 31, 2010 compared to a gross loss of $3.9 million for the same period ending in 2009. This return to profitability during the six month period reflects the fact that the Company had two particular projects at one of the operating subsidiaries which lost $3.2 million for the quarter ended December 31, 2008, resulting in a gross loss for the six months ended March 31, 2009. There was a combination of events that resulted in the losses on these jobs. First, the customer had several other projects that were supposed to start in the quarter that they decided to delay. The pricing had been established on these projects under the assumption that all of the projects would be completed. When that did not occur many costs that would have been spread over all the jobs then had to be absorbed into these two existing jobs. In addition, there were unplanned work stoppages initiated by the customer for the Thanksgiving and Christmas holidays which resulted in added payroll costs of approximately $450,000. These jobs have been completed and we believe that the results of these jobs are not indicative of future performance.

Based on the Company's current backlog it is anticipated that the third and fourth fiscal quarters will show marked improvement in both revenues and gross margin.

Selling and administrative expenses. Selling and administrative expenses increased by $0.8 million (41.7%) for the three months ended March 31, 2010 and increased by $2.5 million (68.6%) for the six months ended March 31, 2010 compared to the same period ending in 2009. These increases were primarily due to additional administrative expenses, such as accounting, professional fees, taxes and insurance costs to support our informational and regulatory compliance needs.

Income (Loss) from Operations. Loss from operations decreased $0.3 million (6.4%) to a loss of $3.9 million for the three months ended March 31, 2010 and decreased $4.9 million (65.5%) to a loss of $2.6 million for the six months ended March 31, 2010 compared to the same periods ending in 2009. This is a function of the previous categories.

Other Income (Expense). Other income and expense decreased by $0.69 million (81.3%) for the three months ended March 31, 2010 and decreased by $0.63 million (58.7%) for the six months ended March 31, 2010 compared to the same period ending in 2009. These decreases were primarily due to the fact the Company incurred penalties and interest expenses in 2009 that did not occur in the current year.

Net Income (Loss). Net (Loss) decreased by $0.28 million (9.6%) to a net $2.6 million loss for the three months ended March 31, 2010 and decreased by $3.1 million (61.4%) to a net loss of $1.96 million for the six month period ended March 31, 2010 compared to the same periods in the prior year. The decrease occurred due to the various changes as previously discussed, principally the increase in selling and administrative expenses, partially offset by an increase in gross profit.

Comparison of Financial Condition

The Company had total assets at March 31, 2010 of $98.2 million, a decrease from $103.0 million at September 30, 2009. Some of the primary components of the balance sheet were accounts receivable which totaled $9.95 million a decrease from $16.6 million at September 30, 2009. This reduction resulted from the reduced revenue earned during the six months ending March 31, 2010 compared to the same period in the previous year as well as collections of prior quarter receivables. Other major categories of assets at March 31, 2010 included cash of $1.2 million and fixed assets less accumulated depreciation of $27.2 million. Liabilities totaled $45.8 million, a decrease from $48.7 million at September 30, 2009. This decrease was primarily due to reductions in accounts payable and debt which were paid down with the collections on accounts receivable.

Stockholders' Equity. Stockholders' equity decreased from $54.3 million at September 30, 2009 to $52.4 million at March 31, 2010. This decrease was due to the net loss of $1.9 million for the six months ended March 31, 2010. We have not paid any dividends on our common stock, nor have we repurchased shares of our common stock.

Liquidity and Capital Resources

Cash Requirements

We anticipate that our cash and cash equivalents on hand at March 31, 2010 which totaled $1.2 million along with our credit facilities available to us and our anticipated future cash flows from operations will provide sufficient cash to meet our operating needs. However, with the anticipated future energy shortage nationwide and the increased demand for our services, we could be faced with needing significant additional working capital. Also, current general credit tightening resulting from the general banking and other economic contraction that occurred in the second half of 2008, has impaired the availability of credit facilities for future operational needs. A prolonged restriction in borrowing capacity may limit the growth of the Company.

Sources and uses of Cash

The net loss for the six months ended March 31, 2010 was $2.0 million. The depreciation expense was $3.1 million. Contracts, other receivables and prepaids provided $3.6 million while accounts payable and accrued expenses used $1.6 million. Net cash provided by operating activities was $2.4 million. Financing activities consumed $3.3 million. The lines of credit and short-term borrowings increased by $70 thousand and long term debt was reduced by $2.9 million during this period.

As of March 31, 2010, we had $1.2 million in cash, working capital of $6.9 million and long term debt, net of current maturities of $14.2 million.

Long Term Debt and Loan Covenants

The Company entered into a fifteen million dollar ($15,000,000) Line of Credit agreement with a regional bank on August 20, 2009. Interest will accrue on the line of credit at an annual rate based on "Wall Street Journal" Prime Rate (the Index) with a floor of six percent (6.0%). Cash available under the line is calculated based on a percentage of the Company's accounts receivable with certain exclusions along with seventy five percent of certain unencumbered fixed assets. Major items excluded from calculation are seventy-five percent (75%) of receivables from bonded jobs, seventy-five percent (75%) of retainage receivables, and items greater than one hundred twenty (120) days old.

At March 31, 2010 the Company had access to $12.6 million on the Line of Credit based on its borrowing base certificate, of which it had drawn $ 7.5 million. As receivables increase during the next few months access to the entire $15 million Line of Credit should occur. The access to the additional cash from the Line along with anticipated collections of receivables should provide ample operating capital.

If additional working capital isn't available the company's growth and ability to undertake larger projects will be reduced significantly which could have a significant negative impact on the Company's operating margins and overall financial strength.

     The following are the major covenants of the line:

Current Ratio must be not less than 1.1 in the first year. As of March 31, 2010 our current ratio was 1.27.

Debt to tangible net worth must not exceed 3.5 during the first year. Our debt to tangible net worth at March 31, 2010 was 3.29.

Capital Expenditures (CAPEX) must not exceed $7.5 million. CAPEX from the loan date was approximately $1.2 million.

Dividends shall not exceed 50% of taxable income without prior bank approval. No dividends have been declared.

The Company was in compliance with all loan covenants as of the period ending March 31, 2010.

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

Letters of Credit

Certain customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors, vendors, etc. on various customer projects. At March 31, 2010, the Company was contingently liable on an irrevocable Letter of Credit for $950,000 to guarantee payments of insurance premiums to the group captive insurance company through which one of the wholly owned subsidiaries obtains its auto, workers compensation and general liability insurance.


Performance Bonds

Some customers, particularly new ones, or governmental agencies require us to post bid bonds, performance bonds and payment bonds. These bonds are obtained through insurance carriers and guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the insurer make payments or provide services under the bond. We must reimburse the insurer for any expenses or outlays it is required to make. Depending upon the size and conditions of a particular contract, we may be required to post letters of credit or other collateral in favor of the insurer. Posting of these letters or other collateral reduce our borrowing capabilities. Historically, the Company has never had a payment made by an insurer under these circumstances and does not anticipate any claims in the foreseeable future. At March 31, 2010, we had $161.9 million in performance bonds outstanding.

Concentration of Credit Risk

In the ordinary course of business the company grants credit under normal payment terms, generally without collateral, to our customers, which include natural gas and oil companies, general contractors, and various commercial and industrial customers located within the United States. Consequently, we are subject to potential credit risk related to business and economic factors that would affect these companies. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosure, we may take title to the underlying assets in lieu of cash in settlement of receivables. The Company had three customers that exceeded ten percent of revenues for the six months ended March 31, 2010. At March 31, 2010 those customers accounted for 38.3% of revenue. One customer exceeded ten percent of accounts receivable with 12.5%.

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

Related Party Transactions

Total long-term debt at March 31, 2010 was $21.5 million, of which, $8.1 million was payable to certain directors, officers and former owners of an acquired company. The related party debt consist of a $5.1 million note due in August 2011, a $3.0 million note payable in three payments of $1.0 million each on August 15, 2009, 2010 and 2011.

Inflation

Due to relatively low levels of inflation during the six months ended March 31, 2009 and 2010, inflation did not have a significant effect on our results.

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

Critical Accounting Policies

The discussion and analysis of the Company's financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates. Management believes the following accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition. Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. These contracts provide for a fixed amount of revenues for the entire project. Such contracts provide that the customer accept completion of progress to date and compensate us the services rendered, measured in terms of units installed, hours expended or some other measure of progress. Contract costs include all direct material, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, tools and expendables. The cost estimates are based on the professional knowledge and experience of the Company's engineers, project managers and financial professionals. Changes in job performance, job conditions, and others all affect the total estimated costs at completion. The effects of these changes are recognized in the period in which they occur. Provisions for the total estimated losses on uncompleted contracts are made in the period in which such losses are determined. The current asset "Costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed for fixed price contracts. The current liability "Billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized for fixed price contracts.

Revenue on all costs plus and time and material contracts are recognized when services are performed or when units are completed.

Goodwill. The Company has selected July 1 as the date of the annual goodwill impairment evaluation, which is the first day of our fourth fiscal quarter. Goodwill was assigned to the operating units at the time of acquisition. The reporting units to which goodwill was assigned are CJ Hughes ("CJ") and its subsidiary Contractors Rental Corp ("CRC") as one unit, Nitro Electric (a subsidiary of CJ Hughes-"Nitro") and to ST Pipeline. The assignment to CJ consolidated and ST Pipeline was based on the purchase price of each company. Both purchases were supported by fairness opinions. The allocation of the goodwill arising from the purchase of CJ was allocated between CJ/CRC and Nitro based on an internally prepared analysis of the relative fair values of each unit.

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

The Company's annual impairment analysis at July 1, 2009 indicated a control value for the Company and for each of the reporting units in excess of their respective book values. Accordingly, no loss from impairment was charged against earnings. Management considered the fact that fair value estimates contain assumptions, and note that a ten percent (10%) decline in fair value of each reporting unit would not change the results of our assessment.

The Company's valuation was based on management's projected operating results for the next fiscal year. The fair value of the reporting units was determined using a weighted combination of a market approach to value utilizing pricing multiples of guideline publicly traded companies, a market approach to value utilizing pricing multiples of guideline merger and acquisition transactions, and an income approach to value utilizing a discounted cash flow model.

The Company's market capitalization, including the market cap of both the common stock and the outstanding warrants, continues to be at a level below book value, and has been since shortly after the acquisition of the operating companies and the associated redemption of common shares. At March 31, 2010 the market cap of the Company was at 99% of book value. The Company believes that the low stock price is attributable to larger than usual discounts for minority shares and lack of marketability due to the low trading volume and the complex capital structure that includes warrants and a unit purchase option. While stock price is generally viewed as one indication of fair value (before application of a control premium), for the reasons stated the Company believes it should not place too much reliance on stock price alone. For the July 1, 2009 impairment testing management obtained a valuation of the Company that indicated no impairment. The Company's stock price since that date has been generally flat and trading has been sporadic. However, the stock price has generally been above the level that it was at during the period immediately before and after July 1, 2009 including at the quarterly reporting dates, which management believes is indicative of no further deterioration in fair value of the Company.

Management will continue to assess at each reporting date the need for a goodwill impairment test under the Accounting Standards Codification if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Management will also continue to monitor the stock price of the Company, including trading volume, for any trends since the last annual impairment test that might indicate a decline in fair value of the Company.

Income Taxes. The Company has recorded a deferred tax asset of $2.7 million for the tax benefits attributable to deductible temporary differences and carry forwards. The majority of the Company's deferred tax asset relates to a net operating loss of $5.7 million incurred in the prior year. The recorded deferred tax asset must be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management has determined that the prior year operating loss was attributable in large part to losses on two large contracts, and does not expect such losses to repeat. Current operating profits and projected profits based on current backlog with historical gross margins, will be more than sufficient to produce taxable income in an amount equal to or greater than the operating loss carryover. Additional work continues to be negotiated and bid at levels that should maintain backlog at or near the current level. It is also noted that prior to acquisition the operating companies had a history of operating profits. Management also considered the deferred tax liability of $6.4 million associated with the book to tax differences in the basis of fixed assets resulting from the purchase accounting adjustments at the time of the acquisitions. This timing difference will reverse over the next seven years. Management has concluded that no valuation allowance against the deferred tax asset should be recorded at this time.

Management's conclusion that the realization of the net operating loss carryover is more likely than not was based on all available evidence at the balance sheet date, and will be reassessed at each reporting date. Failure to maintain historical revenues and gross margins may call into question the Company's ability to realize the deferred tax asset and a valuation allowance may be established at that time.

Outlook

The following statements are based on current expectations. These statements are forward looking, and actual results may differ materially.

We expect to see spending from our customers on their transmission and distribution systems increasing over the next few years as demand returns to normalized levels. The Company's backlog at March 31, 2010 was $136 million and while adding additional business projects appears likely, no assurances can be given that the Company will be successful in bidding on projects that become available.

If the increased demand moves to expected levels in fiscal 2010 and beyond, we believe that the Company will continue to have opportunities to continue to improve both revenue volumes and the margins thereon.

If growth continues, we will be required to make additional capital expenditures for equipment to keep up with that need. Currently, it is anticipated that in fiscal 2010, the Company's capital expenditures will be between $2.0 million and $4.0 million. However, if the customer demands grow, this number could be significantly higher. Significantly higher capital expenditure requirements could impair our cash flows and require additional borrowings. Please see Long Term Debt and Loan Covenants on page 12.

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

ITEM 4T. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that Energy Services of America Corporation files or submits under the Securities Exchange Act of 1934, is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and (2) accumulated and communicated to our management including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in Energy Services of America Corporation's internal control over financial reporting during Energy Services of America Corporation's second quarter of fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation's internal control over financial reporting.

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

          (b) None.

          (c) Energy Services of America Corporation did not repurchase any shares of its common stock during the relevant period.

ITEM 4.  Removed and Reserved

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




                                          ENERGY SERVICES OF AMERICA CORPORATION




Date: May 14, 2010                        By:  /s/ Edsel R. Burns
      ------------                             ---------------------------------
                                                   Edsel R. Burns
                                                   Chief Executive Officer


Date: May 14, 2010                          By: / s/ Larry A. Blount
     -------------                              -----------------------------
                                                     Larry A. Blount
                                                     Chief Financial Officer
                                       19

                                                                    Exhibit 31.1

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         I, Edsel R. Burns, certify that:

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




Date: May 14, 2010                          /s/ Edsel R. Burns
      ------------                  --------------------------------------------
                                                Edsel R. Burns
                                                Chief Executive Officer

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



Date: May 14, 2010                            /s/  Larry A. Blount
      ------------                          ------------------------------------
                                                   Larry A. Blount
                                                   Chief Financial Officer

                                                                      Exhibit 32

                            Certification pursuant to
                             18 U.S.C. Section 1350,
                             as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002


Edsel R. Burns Chief Executive Officer and Larry A. Blount, Chief Financial Officer of Energy Services of America Corporation (the "Company") each certify in their capacity as officers of the Company that they have reviewed the Quarterly report of the Company on Form 10-Q for the quarter ended March 31, 2010 and that to the best of their knowledge:

     1. the report fully complies with the requirements of Sections 13(a) of the Securities Exchange Act of 1934; and

     2. the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  May 14, 2010                 /s/  Edsel R. Burns
       ------------        --------------------------------------------
                                         Edsel R. Burns
                                         Chief Executive Officer


Date:  May 14, 2010                 /s/  Larry A. Blount
       ------------        --------------------------------------------
                                         Larry A. Blount
                                         Chief Financial Officer