Form 10-Q
period 2010-06-30
Energy Services of America CORP
filed 2010-08-09
CIK 1357971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,  D.C.   20549
FORM 10-Q

(Mark One)

X
     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

                Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  NO   .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

As of August 9, 2010 there were issued and outstanding 12,092,307 shares of the Registrant’s Common Stock.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       YES         NO     X

Transitional Small Business Disclosure Format (check one)    Yes ____   No  __X_

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
Assets	2010	2009
	(Unaudited)
Current Assets
Cash and cash equivalents	$5,052,429	$2,829,988
Accounts receivable-trade	38,064,559	16,636,095
Allowance for doubtful accounts	(283,191)	(283,207)
Retainages receivable	7,666,221	3,135,461
Other receivables	93,349	141,530
Costs and estimated earnings in excess of billings on uncompleted contracts	15,036,301	7,870,120
Deferred tax asset	836,019	2,991,173
Prepaid expenses and other	3,492,053	2,320,679
Total Current Assets	69,957,740	35,641,839

Property, plant and equipment, at cost	38,909,940	35,350,004
less accumulated depreciation	(10,785,210)	(6,424,355)
	28,124,730	28,925,649

Goodwill	38,469,163	38,469,163

Total Assets	$136,551,633	$103,036,651

Liabilities and Stockholders' Equity
Current Liabilities
Current maturities of long-term debt	$7,512,227	$7,254,624
Lines of credit and short term borrowings	17,493,860	7,885,579
Accounts payable	20,494,799	5,375,962
Accrued expenses and other current liabilities	11,669,400	5,717,730
Billings in excess of costs and estimated earnings on uncompleted contracts	1,811,650	4,501
Income taxes payable	343,309	-
Total Current Liabilities	59,325,245	26,238,396

Long-term debt, less current maturities	9,445,007	10,497,844
Long-term debt, payable to shareholder	5,000,000	5,600,000
Deferred income taxes payable	6,302,770	6,364,968

Total Liabilities	80,073,022	48,701,208

Stockholders' equity

Preferred stock, $.0001 par value
Authorized 1,000,000 shares, none issued
Common stock, $.0001 par value
Authorized 50,000,000 shares
Issued and outstanding 12,092,307
shares	1,209	1,209

Additional paid in capital	55,976,368	55,976,368
Retained earnings	501,034	(1,642,134)
Total Stockholders' equity	56,478,611	54,335,443

Total liabilities and stockholders' equity	$136,551,633	$103,036,651

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Revenue	$76,228,776	$24,795,918	$126,475,855	$77,419,585

Cost of revenues	66,333,361	21,461,934	112,988,069	76,333,479

Gross profit (loss)	9,895,415	3,333,984	13,487,786	1,086,106

Selling and administrative expenses	2,855,312	2,160,876	9,039,147	7,434,510

Income (loss) from operations	7,040,103	1,173,108	4,448,639	(6,348,404)

Other income (expense)
Interest income	913	(16,521)	28,090	33,289
Other nonoperating income (expense)	412,775	(37,717)	732,497	(282,802)
Interest expense	(485,973)	(392,473)	(1,290,544)	(1,265,442)
Gain (loss) on sale of equipment	254	(3,902)	13,501	(12,999)
	(72,031)	(450,613)	(516,456)	(1,527,954)

Income (loss) before income taxes	6,968,072	722,495	3,932,183	(7,876,358)

Income tax expense (benefit)	2,869,659	134,032	1,789,015	(3,402,270)

Net income (loss)	$4,098,413	$588,463	$2,143,168	$(4,474,088)

Weighted average shares outstanding-basic	12,092,307	12,092,307	12,092,307	12,092,307

Weighted average shares-diluted	12,092,307	12,092,307	12,092,307	12,092,307

Net income (loss) per share basic	$0.34	$0.05	$0.18	$(0.37)

Net income (loss) per share diluted	$0.34	$0.05	$0.18	$(0.37)

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
Operating activities	2010	2009

Net income (loss)	$2,143,168	$(4,474,088)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation expense	4,590,059	4,402,801
(Gain) loss on sale/disposal of equipment	(13,501)	12,999
Provision for deferred taxes	2,092,956	(1,662,463)
(Increase) decrease in contracts receivable	(21,428,480)	25,727,878
(Increase) decrease in retainage receivable	(4,530,760)	1,865,974
(Increase) decrease in other receivables	48,181	(92,401)
(Increase) decrease in cost and estimated earnings in excess of billings on uncompleted contracts	(7,166,181)	(796,672)
(Increase) decrease in prepaid expenses	95,732	(1,474,566)
Increase (decrease) in accounts payable	15,118,837	(7,505,884)
Increase (decrease) in accrued expenses	6,119,958	(4,231,327)
Increase (decrease) in billings in excess of cost and estimated earnings on uncompleted contracts	1,807,149	(435,037)
Increase (decrease) in income taxes payable	343,309	(1,461,461)
Net cash provided by (used in) operating activities	(779,573)	9,875,753

Cash flows from investing activities:
Investment in property & equipment	(1,847,925)	(1,090,832)
Proceeds from sales of property and equipment	450,522	20,032
Net cash provided by (used in) investing activities	(1,397,403)	(1,070,800)

Cash flows from financing activities:
Repayment of loans from shareholders	(600,000)	(200,000)
Borrowings on lines of credit and short term debt, net of (repayments)	9,141,175	(4,421,208)
Principal payments on long term debt	(4,141,758)	(13,509,131)
Principal payments on short term debt	-	(451,743)
Net cash provided by (used in) financing activities	4,399,417	(18,582,082)

Increase (decrease) in cash and cash equivalents	2,222,441	(9,777,129)
Cash beginning of period	2,829,988	13,811,661
Cash end of period	$5,052,429	$4,034,532

Supplemental schedule of noncash investing and financing activities:
Insurance premiums financed	$1,267,106	$925,338
Purchases of property & equipment under financing agreements	$2,378,236	$331,898
Short term borrowing renewed as long term note	$800,000	$-

Supplemental disclosures of cash flows information:

Cash paid during the year for:
Interest	$1,274,075	$1,278,344
Income taxes	$300,446	$1,500,000

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For Nine Months Ended June 30, 2010 and 2009
Unaudited
					Total
	Common Stock		Additional Paid	Retained	Stockholders'
	Shares	Amount	in Capital	Earnings	Equity

Balance at September 30, 2008	12,092,307	$1,209	$55,976,368	$4,279,640	$60,257,217

Net Income (Loss)	-	-	-	(4,474,088)	(4,474,088)

Balance at June 30, 2009	12,092,307	$1,209	$55,976,368	$(194,448)	$55,783,129

Balance at September 30, 2009	12,092,307	$1,209	$55,976,368	$(1,642,134)	$54,335,443

Net Income (Loss)	-	-	-	2,143,168	2,143,168

Balance at June 30, 2010	12,092,307	$1,209	$55,976,368	$501,034	$56,478,611

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the years ended September 30, 2009 and 2008 included in the Company’s Form 10-K filed December 23, 2009.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to interim financial reporting rules and regulations of the SEC.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations.  The operating results for the periods ended June 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation

The consolidated financial statements of Energy Services include the accounts of Energy Services and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Unless the context requires otherwise, references to Energy Services include Energy Services and its consolidated subsidiaries.

Reclassifications

Labor and insurance costs related to marketing and other administration functions were reclassified for the three months and the nine months ended June 30, 2009 from cost of revenues to selling and administrative expenses to conform to classifications used in the current year.   The amounts reclassified were $599,000 for the three months ended June 30, 2009 and $2.2million for the nine months ended June 30, 2009.

2.  UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts as of June 30, 2010 and September 30, 2009 are summarized as follows:

	June 30, 2010	September 30, 2009

Costs incurred on contracts in progress	$128,366,788	$37,568,730
Estimated earnings, net of estimated losses	12,394,183	7,102,336
	140,760,971	44,671,066

Less Billings to date	127,536,320	36,805,447
	$13,224,651	$7,865,619

Costs and estimated earnings in excess of billings on uncompleted contracts	$15,036,301	$7,870,120
Less Billings in excess of costs and estimated earnings on uncompleted Contracts	1,811,650	4,501
	$13,224,651	$7,865,619

Backlog at June 30, 2010 and September 30, 2009 was $87.7 million and $144.0 million respectively.

3.  FAIR VALUE MEASUREMENTS

     The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed rate debt to unrelated parties was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, which is a level 3 input. It was not practicable to estimate the fair value of notes payable to related parties, the fair value of the aggregate principal amount of the Company’s fixed-rate debt of $13.9 million at June 30, 2010 was $14.2 million.

4.  EARNINGS PER SHARE

The amounts used to compute the basic and diluted earnings per share for the three months ended June 30, 2010 and the nine months ended June 30, 2010 and the three months ended June 30, 2009 and the nine months ended June 30, 2009 are illustrated below:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net Income (Loss) from continuing operations available to common shareholders	4,098,379	$588,463	$2,143,168	(4,474,088)

Weighted average shares outstanding basic	12,092,307	12,092,307	12,092,307	12,092,307
Effect of dilutive warrants	—	—	—	—
Weighted average shares outstanding diluted	12,092,307	12,092,307	12,092,307	12,092,307

Net Income (Loss) per share-basic	$0.34	$0.05	$0.18	$(0.37)
Net Income (Loss) per share-diluted	$0.34	$0.05	$0.18	$(0.37)

Warrants to purchase share of common stock that have been excluded from the determination of diluted earnings per share because they are antidilutive (the exercise price is higher than the current market price) is 20,276,923 warrants for all periods presented.

5.  RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued an Accounting Standards Update (ASU) entitled Improving Disclosures about Fair Value Measurements.  The ASU amends the FASB accounting standards regarding disclosures of fair value measurements and requires new disclosures about transfers in and out of Levels 1 and 2 of the fair value hierarchy, and also disclosures about activity in Level 3 fair value measurements.  Portions of this ASC update on disclosures is effective for reporting periods beginning after December 15, 2009, and the adoption by the Company will not have an impact on financial results.

In July 2010 the FASB issued Accounting Standards Update (ASU) No. 2010-20, Receivables (Topic 310):  Disclosure about the Credit Quality of Financing and the Allowance for Credit Losses.  The objective of this ASU is for an entity to provide disclosures that facilitate financial statement users’ evaluation of the following:

•	The nature of credit risk inherent in the entity’s portfolio of financing receivables;
•	How that risk is analyzed and assessed in arriving at the allowance for credit losses; and
•	The changes and reasons for those changes in the allowance for credit losses.

To achieve these objectives, an entity should provide disclosures on a disaggregated basis on two defined levels:  (1) portfolio segment; and (2) class of financing receivable.  The ASU makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including:

•	Credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables;
•	The aging of past due financing receivables at the end of the reporting period by class of financing receivables; and

•	The nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses.

For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The adoption of this standard will require additional disclosures.

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

Company Overview

Energy Services was formed on March 31, 2006, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business.  It operated as a “Blank Check Company” until August 15, 2008 at which time it completed the acquisitions of S.T. Pipeline, Inc. and C.J. Hughes Construction Company, Inc.  The Company acquired S.T. Pipeline for $16.2 million in cash and $3.0 million in a promissory note.  As of August 9, 2010 no payments have been made on the promissory note.  The C.J. Hughes purchase price totalled $34.0 million, one half of which was in cash and one half in Energy Services common stock.    The acquisitions are accounted for under the purchase method and the financial results of both acquisitions are included in the results of Energy Services from the date of acquisition.

Since the acquisitions, Energy Services has been engaged in one segment of operations which is providing contracting services for energy related companies.   Currently Energy Services primarily services the gas, oil and electrical industries though it does some other incidental work.  For the gas industry, the Company is primarily engaged in the construction, replacement and repair of natural gas pipelines and storage facilities for utility companies and private natural gas companies.   Energy Services is involved in the construction of both interstate and intrastate pipelines, with an emphasis on the latter.   For the oil industry the Company provides a variety of services relating to pipeline, storage facilities and plant work.  For the electrical industry, the Company provides a full range of electrical installations and repairs including substation and switchyard services, site preparation, packaged buildings, transformers and other ancillary work.   Energy Services’ other services include liquid pipeline construction, pump station construction, production facility construction, water and sewer pipeline installations, various maintenance and repair services and other services related to pipeline construction.  The majority of the Company’s customers are located in West Virginia, Virginia, Ohio, Kentucky, Pennsylvania, and North Carolina.  The Company builds, but does not own, natural gas pipelines for its customers that are part of both interstate and intrastate pipeline systems that move natural gas from producing regions to consumption regions as well as building and replacing gas line services to individual customers of the various utility companies.

The Company enters into various types of contracts, including competitive unit price, cost-plus (or time and materials basis) and fixed price (lump sum) contracts.  The terms of the contracts will vary from job to job and customer to customer though most contracts are on the basis of either unit pricing in which the Company agrees to do the work for a price per unit of work performed or for a fixed amount for the entire project.  Most of the Company’s projects are completed within one year from the start of the work.  On occasion, the Company’s customers will require the posting of performance and/or payment bonds upon execution of the contract, depending upon the nature of the work performed.

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

Third Quarter Overview

The following is an overview for the three months and nine months ended June 30, 2010:

	Three Months Ended	Nine Months Ended
	June 30, 2010	June 30, 2010
	(In Millions)	(In Millions)

Sales	$76.2	$126.5
Costs of Revenues	66.3	113.0
Gross Profit	9.9	13.5
Selling & Adm. Expense	2.9	9.0
Other Expense	(0.1)	(0.5)
Net Income before income taxes	6.9	3.9
Income taxes	2.8	1.8
Net Income	$4.1	$2.1

The third and fourth quarter is typically the most productive quarters for the Company.  The weather is typically good which allows us to work with minimum delays and down time.   Revenue during the three months ended June 30, 2010 reflected high utilization and consequently were considered to be strong.

The Company’s cash and cash equivalents increased by $3.9 million, with working capital increasing by $3.7 million during the quarter ending June 30, 2010.  Accounts receivable and retainage receivable increased by $32.8 million during the quarter ending June 30, 2010, accounts payable increased by $15.5 million and long-term debt increased by $436,000.

Quarter Ending and Year To Date June 30, 2010 and 2009 Comparison

Revenues.  Revenues increased by $51.4 million (207.4%) to $76.2 million for the three months ended June 30, 2010 and increased by $49.1 million (63.4%) to $126.5 million for the  nine months ended June 30, 2010 compared to the same periods in 2009.  The increase in revenues for the three months ended June 30, 2010 as well as the increase for the nine months ended June 30, 2010 was due to the company working on several major projects during the period.  The major projects consist of (1) Removal of 43,000 feet of existing 24 inch steel pipe and the installation of 99,000 feet of 36 inch steel pipe. (2) Removal and reinstallation of two 30 inch and two 36 inch pipelines totaling 28,000 feet.  (3)  Take-up and install 146,688 feet of 20 inch welded steel gas pipe.  All the above mentioned projects are progressing very well and are expected to be complete by October 2010.

Cost of Revenues.  The Cost of Revenues increased by $44.9 million (209.1%) to $66.3 million for the three months ended  June 30, 2010 and increased by $36.7 million (48.0%) to $113.0 million for the nine months ended June 30, 2010  compared to the same periods ending in 2009.  The increase in cost is related to the increase in revenue, the number and scope of projects in 2010 as compared to 2009 for the three months and nine months ended June 30, 2010.

Gross Profit (Loss).   Gross profit was thirteen percent (13%)  for the three months ended June 30, 2010 and eleven percent (11%) for the nine months ended June 30, 2010 compared to thirteen percent (13%) and one percent (1%) during the repective periods ending 2009.  The increase was due to the losses incurred in the previous year that did not reoccur as well as the Company achieving very good productivity on the current projects.

Selling and administrative expenses.  Selling and administrative expenses increased by $694,000 (32.1%) for the three months ended June 30, 2010 and increased by $1.6 million (21.6%) for the nine  months ended June 30, 2010 compared to the same period ending in 2009.  These increases were primarily due to additional administrative expenses, such as accounting, professional fees, taxes and insurance costs to support our informational and regulatory compliance needs.

Income (Loss) from Operations.  Income from operations increased $5.9 million (500.1%) to a profit of $7.0 million for the three months ended June 30, 2010 and increased $10.8 million (170.1%) to a profit of $4.4 million for the nine months ended June 30, 2010 compared to the respective periods ending in 2009.  This is a function of the previous categories.

Other Income (Expense).  Other  expense decreased by $380,000 (84.0%) for the three months ended June 30, 2010 and decreased by $1.01 million (66.2%) for the nine months ended June 30, 2010 compared to the same period ending in 2009.   These decreases were primarily due to the fact the Company incurred penalties and interest expenses in 2009 that did not occur in the current year.

Net Income (Loss). Net Income increased by $3.5 million (596.5%) to a net $4.1 million income for the three months ended June 30, 2010 and increased by $6.6 million to a net income of $2.1 million for the nine month period ended June 30, 2010 compared to the respective periods in the prior year.  The increase was driven by very strong sales during the period ended June 30, 2010.

Comparison of Financial Condition

The Company had total assets at June 30, 2010 of $136.6 million, an increase from $103.0 million at September 30, 2009.  Some of the primary components of the balance sheet were accounts receivable which totaled $38.1 million an increase from $16.6 million at September 30, 2009.  This increase resulted from the increased revenue earned during the nine months ending June 30, 2010 compared to the same period in the previous year. Other major categories of assets at June 30, 2010 included cash of $5.1 million and fixed assets less accumulated depreciation of $28.1 million.  Liabilities totaled $80.1 million, an increase from $48.7 million at September 30, 2009.   This increase was due to increased costs of revenues during the period ended June 30, 2010.

Stockholders’ Equity. Stockholders’ equity increased from $54.3 million at September 30, 2009 to $56.5 million at June 30, 2010.  This increase was due to the net income of $2.1 million for the nine months ended June 30, 2010.   We have not paid any dividends on our common stock, nor have we repurchased shares of our common stock.

Liquidity and Capital Resources

Cash Requirements

We anticipate that our cash and cash equivalents on hand at June 30, 2010 which totaled  $5.1 million along with  our credit facilities available to us and our anticipated future cash flows from operations will provide sufficient cash to meet our operating needs.  However, in the event there is higher than expected  demand for our services, we may require significant additional working capital.  Also, current general credit tightening resulting from the general banking and other economic contraction that occurred in the second half of 2008, has impaired the availability of credit facilities.  A prolonged restriction in borrowing capacity may limit the growth of the Company.

Sources and uses of Cash

The net income for the nine months ended June 30, 2010 was $2.1 million.  The depreciation expense was $4.6 million.   Contracts and other receivables used $33.1 million while accounts payable, accrued expenses, billings in excess of cost and estimated earnings and income taxes provided $25.5 million.  Net cash used by operating activities was $780,000.  Financing activities provided $4.4 million. The lines of credit and short-term borrowings increased by $9.1 million and long term debt was reduced by $4.7 million during this period.

As of June 30, 2010, we had $5.1 million in cash, working capital of $10.6 million and long term debt, net of current maturities of $14.4 million.

Long Term Debt and Loan Covenants

The Company entered into a fifteen million dollar ($15,000,000) Line of Credit agreement with a regional bank on August 20, 2009.  On May 27, 2010 the Line of Credit was increased to seventeen million five hundred thousand dollars ($17,500,000).  On June 24, 2010 the Line of Credit was increased to nineteen million five hundred thousand ($19,500,000).  Interest will accrue on the line of credit at an annual rate based on “Wall Street Journal” Prime Rate (the Index) with a floor of six percent (6.0%).  Cash available under the line of credit is calculated based on a percentage of the Company’s accounts receivable with certain exclusions along with seventy five percent of certain unencumbered fixed assets.  Major items excluded from calculation are fifty percent (50%) of receivables from bonded jobs, fifty percent (50%) of retainage receivables, and items greater than one hundred twenty (120) days old.

At June 30, 2010 the Company had access to $19.5 million on the Line of Credit based on its borrowing base certificate, of which it had drawn $17.5 million.   The access to the additional cash from the line of credit along with anticipated collections of receivables are expected to be sufficient for the Company’s anticipated capital needs.

If additional working capital is unavailable the Company’s growth and ability to undertake larger projects will be impaired which could have a significant negative impact on the Company’s operating margins and overall financial strength.

The following are the major covenants of the line:

Current Ratio must be not less than 1.1 in the first year.  As of June 30, 2010 our current ratio was 1.18.

Debt to tangible net worth must not exceed 3.5 during the first year.  Our debt to tangible net worth at June 30, 2010 was 4.45.

Capital Expenditures (CAPEX) must not exceed $7.5 million.  CAPEX from the loan date was approximately $4.2 million.

Dividends shall not exceed 50% of taxable income without prior bank approval.  No dividends have been declared.

The Company was in compliance with all loan covenants except debt to tangible new worth.  Our lenders have agreed to waive this covenant until January 31, 2011.

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

Letters of Credit

Certain customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors, vendors, etc. on various customer projects.  At June 30, 2010, the Company was contingently liable on an irrevocable Letter of Credit for $950,000 to guarantee payments of insurance premiums to the group captive insurance company through which one of the wholly owned subsidiaries obtains its auto, workers compensation and general liability insurance.

Performance Bonds

Some customers, particularly new ones, or governmental agencies require us to post bid bonds, performance bonds and payment bonds.   These bonds are obtained through insurance carriers and guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors.  If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the insurer make payments or provide services under the bond.  We must reimburse the insurer for any expenses or outlays it is required to make.  Depending upon the size and conditions of a particular contract, we may be required to post letters of credit or other collateral in favor of the insurer.   Posting of these letters or other collateral reduce our borrowing capabilities.   Historically, the Company has never had a payment made by an insurer under these circumstances and does not anticipate any claims in the foreseeable future.    At June 30, 2010, we had $167.2 million in performance bonds outstanding.

Concentration of Credit Risk

In the ordinary course of business the company grants credit under normal payment terms, generally without collateral, to our customers, which include natural gas and oil companies, general contractors, and various commercial and industrial customers located within the United States.    Consequently, we are subject to potential credit risk related to business and economic factors that would affect these companies.  However, we generally have certain statutory lien rights with respect to services provided.  Under certain circumstances such as foreclosure, we may take title to the underlying assets in lieu of cash in settlement of receivables.  The Company had two customers that exceeded ten percent of revenues for the nine months ended June 30, 2010.  At June 30, 2010 those customers accounted for 43.8% of revenue.  Those customers exceeded ten percent of accounts receivable representing 53.2% and 25.6% of our accounts receivable respectfully.

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

Related Party Transactions

 Total long-term debt including short term portion at June 30, 2010 was $21.9 million, of which, $8.0 million was payable to certain directors, officers and former owners of an acquired company.  The related party debt consist of a $5.0 million note due in August 2011, a $3.0 million note payable in three payments of $1.0 million each on August 15, 2009, 2010 and 2011.  The Company also purchases and rents various pieces of equipment and materials from a certain director who was a former owner of one of the acquired subsidiaries.   Those transactions totaled approximately eight hundred thousand ($800,000)        through the nine month period ending June 30, 2010.

Inflation

Due to relatively low levels of inflation during the nine months ended June 30, 2009 and 2010, inflation did not have a significant effect on our results.

Recent Accounting Pronouncements

In January 2010, the FASB issued an Accounting Standards Update (ASU) entitled Improving Disclosures about Fair Value Measurements.  The ASU amends the FASB accounting standards regarding disclosures of fair value measurements and requires new disclosures about transfers in and out of Levels 1 and 2 of the fair value hierarchy, and also disclosures about activity in Level 3 fair value measurements.  Portions of this ASC update on disclosures is effective for reporting periods beginning after December 15, 2009, and the adoption by the Company will not have an impact on financial results.

In July 2010 the FASB issued Accounting Standards Update (ASU) No. 2010-20, Receivables (Topic 310):  Disclosure about the Credit Quality of Financing and the Allowance for Credit Losses.  The objective of this ASU is for an entity to provide disclosures that facilitate financial statement users’ evaluation of the following:

•	The nature of credit risk inherent in the entity’s portfolio of financing receivables;
•	How that risk is analyzed and assessed in arriving at the allowance for credit losses; and
•	The changes and reasons for those changes in the allowance for credit losses.

To achieve these objectives, an entity should provide disclosures on a disaggregated basis on two defined levels:  (1) portfolio segment; and (2) class of financing receivable.  The ASU makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including:

•	Credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables;
•	The aging of past due financing receivables at the end of the reporting period by class of financing receivables; and

•	The nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses.

For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The adoption of this standard will require additional disclosures.

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

The Company’s market capitalization, including the market cap of both the common stock and the outstanding warrants, continues to be at a level below book value, and has been since shortly after the acquisition of the operating companies and the associated redemption of common shares.  At June 30, 2010 the market cap of the Company was at 89% of book value.  The Company believes that the low stock price is attributable to larger than usual discounts for minority shares and lack of marketability due to the low trading volume and the complex capital structure that includes warrants and a unit purchase option.  While stock price is generally viewed as one indication of fair value (before application of a control premium), for the reasons stated the Company believes it should not place too much reliance on stock price alone.  For the July 1, 2009 impairment testing management obtained a valuation of the Company that indicated no impairment.  The Company’s stock price since that date has been generally flat and trading has been sporadic.  However, the stock price has generally been above the level that it was at during the period immediately before and after July 1, 2009 including at the quarterly reporting dates, which management believes is indicative of no further deterioration in fair value of the Company.

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

Income Taxes.  The Company has recorded a deferred tax asset of $836,000 for the tax benefits attributable to deductible temporary differences.  The recorded deferred tax asset must be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.  Management has determined that the prior year operating loss was attributable in large part to losses on two large contracts, and does not expect such losses to repeat.  Current operating profits and projected profits based on current backlog with historical gross margins has been more than sufficient to produce taxable income in an amount equal to or greater than the operating loss carryover.  Additional work continues to be negotiated and bid at levels that should maintain backlog at or near the current level.  It is also noted that prior to acquisition the operating companies had a history of operating profits.  Management also considered the deferred tax liability of $6.4 million associated with the book to tax differences in the basis of fixed assets resulting from the purchase accounting adjustments at the time of the acquisitions.  This timing difference will reverse over the next seven years. Management has concluded that no valuation allowance against the deferred tax asset should be recorded at this time.

Outlook

The following statements are based on current expectations.  These statements are forward looking, and actual results may differ materially.

We expect to see spending from our customers on their transmission and distribution systems increasing over the next few years as demand returns to pre-recession levels.   The Company’s backlog at June 30, 2010 was $87.7 million down from $136 million at March 31, 2010.   The reduction is driven by the large amount of work completed this quarter combined with the fact that next years projects have yet to come out for bid. While adding additional business projects appears likely, no assurances can be given that the Company will be successful in bidding on projects that become available.

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

There has been no change in Energy Services of America Corporation’s internal control over financial reporting during Energy Services of America Corporation’s third quarter of fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

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

ENERGY SERVICES OF AMERICA CORPORATION

DATE: August 9, 2010	B By:/s/ Edsel R. Burns
Edsel R. Burns
Chief Executive Officer

DATE: August 9, 2010	B By:/s/ Larry A. Blount
Larry A. Blount
Chief Financial Officer