Form 10-K
period 2010-09-30
Energy Services of America CORP
filed 2010-12-21
CIK 1357971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended September 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________ to _____________________

Commission File Number: 001-32998

Energy Services of America Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-4606266
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

100 Industrial Lane, Huntington, West Virginia	25702
(Address of Principal Executive Office)	(Zip Code)

(304) 399-6300
(Registrant’s Telephone Number including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange On Which Registered

Common Stock, par value $0.0001 per share	NYSE Amex Equities

Units (each Unit consisting of one share of Common Stock and two Warrants)	NYSE Amex Equities

Warrants (each Warrant is exercisable for one share of Common Stock)	NYSE Amex Equities

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

Large Accelerated Filer ☐                    Accelerated Filer ☐                    Non-Accelerated Filer ☐                    Smaller Reporting Company ☒
(Do not check if a Smaller reporting Company)

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

           The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on March 31, 2010, as reported by the NYSE Amex Equities, was $14,510,650.

          As of December 20, 2010, there were issued and outstanding 12,092,307 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Energy Services of America Corporation
Annual Report On Form 10-K
For The Fiscal Year Ended
September 30, 2010

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

Our Consolidated Revenues for the year ended September 30, 2010 were $218 million, of which 74% was attributable to gas work, 20% to electrical services, and 6% to water and sewer installations and other ancillary services.  Our Consolidated Revenues for the year ended September 30, 2009 were $107 million, of which 74% was attributable to gas work, 22% to electrical services and 4% to water and sewer installations and other ancillary services.

ESA operates primarily in the Mid Atlantic region of the country though our projects can be throughout the nation.  The work includes a combination of both interstate and intrastate pipelines that move natural gas from the producing regions to consumption regions.  The Company also offers other services indicated above. The Company does not own or is not directly involved in the exploration, transportation or refinement of oil and natural gas nor any of the facilities used for transporting electricity.  The Company has established relationships with numerous customers which include many of the leading companies in the industries we serve.

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

Backlog/New Business

Our Company’s backlog represents contracts for services that have been entered into but which have not yet been completed.  At September 30, 2010, Energy Services had a backlog of work to be completed on contracts of $47.8 million.  At September 30, 2009, the Company had a backlog of work to be completed on contracts of $144 million. The decrease in the current year backlog was primarily driven by the fact that two major projects were awarded in the fourth fiscal quarter of 2009 which was earlier than we normally see awards for spring work.  The Company is currently bidding on several major projects for work that will start in the spring of 2011, although there can be no assurance we will be awarded any contracts or that we will receive the terms and conditions we expect.  If we are successful these projects will increase our backlog significantly.   Due to the timing of ESA’s construction contracts and the long-term nature of some of our projects, portions of our backlog may not be completed in the current fiscal year.   Most projects the Company performs can be completed in a short period of time, typically two to five months.  Larger projects usually take seven to eighteen months to be completed.  Generally, work starts shortly after the signing of the contract.

Types of Contracts

Energy Services’ contracts are usually awarded on a competitive and negotiated basis.  While contracts may be of a lump sum for a project or one that is based upon time and materials, most of the work is bid based upon unit prices for various portions of the work with a total agreed-upon price based on estimated units.  The actual revenues produced from the project will be dependent upon how accurate the customer estimates are as to the units of the various items.

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

Industry Factors

Energy Services  revenues, cash flows and earnings are substantially dependent upon, and affected by, the level of natural gas exploration development activity and the levels of work on existing pipelines as well as the level of demand for our electrical services.  Such activity and the resulting level of demand for pipeline construction and related services and electrical services are directly influenced by many factors over which the Company has no control.  Such factors include the market prices of natural gas and electricity, market expectations about future prices, the volatility of such prices, the cost of producing and delivering natural gas and electricity, government regulations and trade restrictions, local and international political and economic conditions, the development of alternate energy sources and the long-term effects of worldwide energy conservation measures.  Substantial uncertainty exists as to the future level of natural gas exploration and development activity as well as the demand for our electrical services.

Energy Services cannot predict the future level of demand for its construction services, future conditions in the pipeline or electrical construction industry or future pipeline and electrical construction rates.

Energy Services maintains banking relationships with three financial institutions and has lines of credit and borrowing facilities with these institutions.   While there is no reason to believe that such lines won’t be available, any delays getting them established could create difficulties for the Company.  The Company’s facilities have been sufficient to provide the working capital necessary to complete their ongoing projects. One of the keys to maintaining the Company’s growth will be the establishment and maintenance of sufficient lines of credit to provide cash flow to fund the Company’s projects.  Management reviews its funding sources periodically and will continue to do so.

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

Government Regulation and Environmental Matters

General.  Energy Services’ operations are affected from time to time in varying degrees by political developments and federal, state and local laws and regulations. In particular, natural gas production, operations and economics are or have been affected by price controls, taxes and other laws relating to the natural gas industry, by changes in such laws and by changes in administrative regulations. Although significant capital expenditures may be required to comply with such laws and regulations, to date, such compliance costs have not had a material adverse effect on the earnings or competitive position of Energy Services. In addition,  Energy Services’ operations are vulnerable to risks arising from the numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection.

Environmental Regulation.  Energy Services’ activities are subject to existing federal, state and local laws and regulations governing environmental quality, pollution control and the preservation of natural resources. Such laws and regulations concern, among other things, the containment, disposal and recycling of waste materials, and reporting of the storage, use or release of certain chemicals or hazardous substances. Numerous federal and state environmental laws regulate drilling activities and impose liability for discharges of waste or spills, including those in coastal areas. The Company has conducted pipeline construction in or near ecologically sensitive areas, such as wetlands and coastal environments, which are subject to additional regulatory requirements. State and federal legislation also provide special protections to animal and marine life that could be affected by the Company’s activities. In general, under various applicable environmental programs. The Company may potentially be subject to regulatory enforcement action in the form of injunctions, cease and desist orders and administrative, civil and criminal penalties for violations of environmental laws. Energy Services may also be subject to liability for natural resource damages and other civil claims arising out of a pollution event.  The Company would be responsible for any pollution event that was caused by its actions.  We have insurance that we believe is adequate to cover any such occurrences.

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

Legal Proceedings

Energy Services is not a party to any legal proceedings, other than in the ordinary course of business, that if decided in a manner adverse to the Company would be materially adverse to Energy Services’ financial condition or results of operations. At September 30, 2010, the Company was not involved in any material legal proceedings, the outcome of which would have a material adverse effect on its financial condition or results of operations.

Facilities and Other Property

The Company and its subsidiaries own the property where its subsidiary C J Hughes is located.  All other facilities are leased including the corporate headquarters.   The total amount of the lease payments for the various locations is $25,700 per month.

Employees

As of September 30, 2010, the Company had approximately 1,190 employees including management. A number of the Company’s employees are represented by trade unions represented by various collective bargaining units.   Energy Services’ management believes that the Company’s relationship with its employees is good.

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

Variations in the mix of our work in any particular quarter;
Unfavorable regional, national or global economic and market conditions;
A reduction in the demand for our services;
Changes in customer spending patterns;
Unanticipated increases in construction and design costs;
Timing and volume of work we perform;
Termination of existing agreements;
Losses experienced not covered by insurance;
Payment risks associated with customer financial condition;
Changes in bonding requirements of agreements;
Interest rate variations;
Changes in accounting pronouncements; and
Acquisitions and the integration of them and the costs associated with such integration.

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

The severe recession that occurred in the U.S. during the 2008 and 2009 calendar years resulted in many of our customers, delaying, cancelling or modifying many projects in 2009 and 2010.   While the severity of the recession has moderated somewhat there can be no assurance that the recovery will include a large number of construction projects for the Company or that any recovery will be sustained.

An economic downturn in the industries we serve could lead to less demand for our services.

In addition to the effects of the economic recession, there could be industry specific reductions in the industries that we serve.  If the demand for natural gas should drop dramatically, or the demand for electrical services drop dramatically, these would in turn result in less demand for our services.

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
Adjust quickly to changes in our industry

The slow recovery could significantly limit the number and size of projects that we have the opportunity to bid on.  Many of the factors that could limit our internal growth may be beyond our control and therefore limit our ability to grow.

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

We enter into various types of contracts, some fixed price, some variable pricing.  On fixed price contracts our profits could be curtailed or eliminated by unanticipated pricing increases, poor productivity, and bad estimates associated with the contract.

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

While we have not had any significant problems with collections of accounts receivables historically, should there be an economic crisis that would result in our customers’ inability pay it could  curtail our operations and ability to operate.

Our financial condition could be impacted by goodwill impairment.

We are required annually under General Accepted Accounting Principles to test our goodwill for impairment.  Goodwill is the asset that represents the excess amount we pay for a business including liabilities assumed over the fair value of the tangible and intangible assets of the business we acquire.  We have recorded on our books at September 30, 2010 a total of $36,914,021 of goodwill.  We had the required testing done as of July 1, 2010 by an outside party and the findings were that the goodwill we have recorded was not impaired.   However, should the acquired companies experience downturns which would indicate a lesser value, future tests could indicate goodwill impairment which would result in a write down of the goodwill asset and a reduction in equity and therefore the book value of the Company.

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

None.

ITEM 2.                 Properties

We maintain our executive offices at 100 Industrial Lane, Huntington, West Virginia 25702.  We consider our current office space adequate for our current operations.

ITEM 3.                 Legal Proceedings

At September 30, 2010, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

ITEM 4.                 Removed and Reserved

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

Units

Fiscal 2010	High	Low	Dividends
Quarter ended December 31, 2009	$4.40	$3.01	$-
Quarter ended March 31, 2010	4.60	2.65	-
Quarter ended June 30, 2010	4.75	3.08	-
Quarter ended September 30, 2010	5.70	3.25	-

Fiscal 2009	High	Low	Dividends
Quarter ended December 31, 2008	$8.60	$3.00	$-
Quarter ended March 31, 2009	5.64	2.79	-
Quarter ended June 30, 2009	4.60	1.20	-
Quarter ended September 30, 2009	4.70	3.21	-

Common Stock

Fiscal 2010	High	Low	Dividends
Quarter ended December 31, 2009	$3.60	$2.75	$-
Quarter ended March 31, 2010	3.60	2.12	-
Quarter ended June 30, 2010	3.85	3.03	-
Quarter ended September 30, 2010	4.59	2.90	-

Fiscal 2009	High	Low	Dividends
Quarter ended December 31, 2008	$7.25	$3.70	$-
Quarter ended March 31, 2009	6.00	2.45	-
Quarter ended June 30, 2009	3.45	2.60	-
Quarter ended September 30, 2009	3.44	2.28	-

Warrants

Fiscal 2010	High	Low	Dividends
Quarter ended December 31, 2009	$0.70	$0.46	$-
Quarter ended March 31, 2010	0.59	0.24	-
Quarter ended June 30, 2010	0.56	0.38	-
Quarter ended September 30, 2010	1.00	0.30	-

Fiscal 2009	High	Low	Dividends
Quarter ended December 31, 2008	$1.03	$0.25	$-
Quarter ended March 31, 2009	0.70	0.30	-
Quarter ended June 30, 2009	0.70	0.21	-
Quarter ended September 30, 2009	0.69	0.44	-

As of September 30, 2010, there were three holders of record of our units, fifteen holders of record of our common stock and seven holders of record of our warrants.

We have not paid any cash dividends on our common stock to date. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

(c)        Energy Services of America Corp. did not repurchase any shares of its common stock during the relevant period.

ITEM 6.                Selected Financial Data

Not required for smaller reporting company filer.

ITEM 7.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of the financial condition and results of operations of Energy Services in conjunction with the historical financial statements and related notes contained elsewhere herein.  Among other things, those historical consolidated financial statements include more detailed information regarding the basis of presentation for the following information.

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

              Energy Services is engaged in the providing of contracting services for energy related companies.  Currently Energy Services primarily services  the Gas, Oil and Electrical industries though it does some other incidental work.  For the Gas industry, the Company is primarily engaged in the construction, replacement and repair of natural gas pipelines and storage facilities for utility companies and private natural gas companies.  Energy Services is involved in the construction of both interstate and intrastate pipelines, with an emphasis on the latter.  For the Oil industry the Company provides a variety of services relating to pipeline, storage facilities and plant work.  For the Electrical industry, the Company provides a full range of electrical installations and repairs including substation and switchyard services, site preparation, packaged buildings, transformers and other ancillary work with regards thereto.  Energy Services’ other services include liquid pipeline construction, pump station construction, production facility construction, water and sewer pipeline installations, various maintenance and repair services and other services related to pipeline construction.  The majority of the Company’s customers are located in West Virginia, Virginia, Ohio, Pennsylvania, Kentucky and North Carolina.  The Company builds, but does not own, natural gas pipelines for its customers that are part of both interstate and intrastate pipeline systems that move natural gas from producing regions to consumption regions as well as building and replacing gas line services to individual customers of the various utility companies.  The Company had consolidated operating revenues of $218 million for the year ended September 30, 2010 of which 74% was attributable to gas work, 20% to electrical services customers, and 6% for water and sewer installation and other ancillary services.  Our consolidated operating revenues for the year ended September 30, 2009 were $107 million which 74% was attributable to gas work, 22% to electrical services and 4% to water and sewer installations and other ancillary services.

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

Margin risk.  Failure to properly execute a job including failure to properly manage and supervise a job could decrease the profit margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and related benefits to management, administrative salaries and benefits, marketing, communications, office and utility costs, professional fees, bad debt expense, letter of credit fees, general liability insurance and miscellaneous other expenses.

Results of Operations

The following table sets forth the Consolidated Statement of Operations for the years ended September 30, 2010 and 2009.

	Year Ended		Year Ended
	September 30,		September 30,
	2010	Percent	2009	Percent
	(In thousands)		(In thousands)

Contract Revenues	$218,288	100.0%	$106,766	100.0%
Cost of Revenues	193,916	88.8%	102,683	96.2%
Gross Profit	24,372	11.2%	4,083	3.8%
Selling, general and administrative expenses	12,733	5.8%	11,259	10.5%
Income (loss) from operations before taxes	11,639	5.3%	(7,176)	(6.7%)
Interest Income	56	0.0%	58	0.1%
Interest expense	(1,842)	(0.8%)	(1,623)	( 1.5%)
Other Income (Expense)	292	0.1%	(51)	0.0%
Income (loss) before Income Taxes	10,145	4.6%	(8,792)	(8.2%)
Income taxes	4,373	2.0%	(2,870)	(2.7%)
Net Income (Loss)	$5,772	2.6%	$(5,922)	(5.5%)

Earnings (loss) Per Share-Basic	0.48		(0.49)
Earnings (loss) Per Share-Diluted	0.48		(0.49)

2010 compared to 2009

Revenues.  Revenue increased by $111.5 million or 104.5% to $218.3 million for the year ended September 30, 2010.  The increase was primarily driven by two major projects, totaling $90 million revenues.

               Costs of Revenues.   Cost of revenues increased by $91.2 million or 88.9% to $193.9 million for the year ended September 30, 2010.  Cost of revenues increase was driven by the increase in revenues.

                Gross Profit.  Gross profits increased by $20.3 million or 496.8% to $24.4 million for the year ended September 30, 2010.  The increase was due to increased revenues as well as anticipated progress of most of the Company’s projects.  .

                Selling, general and administrative expenses.  Selling, general and administrative expenses increased by $1.5 million or 13.1% to $ 12.7 million for the year ended September 30, 2010.  The increase was primarily driven by the increased staffing, professional fees and executives incentives for the period ending September 30, 2010.

                Income from operations.  Income from operations increased by $18.8 million or 262.2% to $11.6 million for the year ended September 30, 2010.  This increase in net income reflects higher revenue partially offset by costs of revenues and selling, general and administrative expenses.

                 Interest Income.  Interest income decreased by $1,234 or 2.1 % to $56,436 for the year ended September 30, 2010.

                 Interest Expense.  Interest expense increased by $217,967 or 13.4% to $1.8 million for the year ended September 30, 2010.  The increase was due to increased borrowing to fund increasing operating costs.

                 Other Income (Expense).  Other income (expense) increased by $342,667 or 675.2% to $291,919 for the year ended September 30, 2010.  This increase was due to the settlement of an IRS penalty for an amount lower than that which was accrued in 2009.

                 Income taxes.   Income tax expense for the period ending September 30, 2010 was $4.4 million as compared to a credit of $2.9 million for the period ending September 30, 2009.  The Company’s effective tax rate was 43.1% for the period ending September 30, 2010 and (32.65%) for the period ending September 30, 2009.

                 Net Income.    Net income increased by $11.7 million to $5.8 million.

Comparison of Financial Condition

 The Company had total assets of $130.5 million at September 30, 2010 an increase of $27.5 million from the prior fiscal year end balance.   Some primary components of the balance sheet were accounts receivable which totaled $25.9 million an increase of $9.2 million from the prior year end balances and cost and estimated earnings in excess of billings of $20.3 million, an increase of $12.4 million from the prior year end.  Other major categories of assets at September 30, 2010 included cash of $2.6 million a decrease of $0.25 million from the prior year balance as well as fixed assets of $27.1 million a decrease of $1.9 million from prior year balance.

 Liabilities totaled $70.4 million an increase of $21.7 million from the prior year balance. Current maturities of long-term debt was reduced by $0.45 million.  Accounts payable and accrued expenses increased by $16.2 million as a result of the increases in expenses discussed above. Stockholders’ equity was $60.1 million an increase of $5.8 million from prior year due to the net income generated by the Company in 2010.

Liquidity and Capital Resources

Cash Requirements

We anticipate that our cash and cash equivalents on hand at September 30, 2010 which totaled $2.6 million along with our credit facilities available to us and our anticipated future cash flows from operations will provide sufficient cash to meet our operating needs.  However, with the increased demand for our services, we could be faced with needing significant additional working capital. We are currently working with our primary bank to ensure adequate working capital to cover our expected needs.  Limited access to additional working capital could limit the company’s ability to grow.

Sources and Uses of Cash

As of September 30, 2010, we had $2.6 million in cash, working capital of $17.0 million and long term debt net of current maturities of $12.2 million.  The maturities of the total long term debt is as follows

2011	$6,804,734
2012	7,928,651
2013	2,240,343
2014	829,613
2015	625,091
Thereafter	551,163
Total	$18,979,595

Line of Credit

The Company has established a nineteen million five hundred thousand ($19,500,000) Line of Credit agreement with a regional bank.  Interest will accrue on the line of credit at an annual rate based on “Wall Street Journal” Prime Rate (the Index) with a floor of six percent (6.0%).  Cash available under the line is calculated based on a percentage of the Company’s accounts receivable with certain exclusions.  Major items excluded from calculation are certain percentages of receivables from bonded jobs and retainage as well as items greater than one hundred twenty (120) days old.  At September 30, 2010 the Company had $6.0 million available on the line.  A portion of the line of credit was used to repay other outstanding loan balances.

The following are the major covenants of the line:

1.	Current Ratio must be not less than 1.1 in the first year. As of September 30, 2010 our current ratio was 1.31 to 1.
2.	Debt to tangible net worth must not exceed 3.5 during the first year. This covenant has been waived until January 31, 2011.
3.	Capital Expenditures (CAPEX) must not exceed $7.5 million. CAPEX from the loan date was approximately $6.1 million.
4.	Dividends shall not exceed 50% of taxable income without prior bank approval. No dividends have been declared.

We were in compliance with all loan covenants as of the period ending September 30, 2010.

Off-Balance Sheet transactions

Due to the nature of our industry, we often enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets.  Though for the most part not material in nature, some of these are:

Leases

Our work often requires us to lease various facilities, equipment and vehicles.  These leases usually are short term in nature, one year or less though at times we may enter into longer term leases when warranted.  By leasing equipment, vehicles and facilities, we are able to reduce our capital outlay requirements for equipment vehicles and facilities that we may only need for short periods of time.  The Company currently rents two pieces of real estate from stockholders-directors of the company under long-term lease agreements.  The one agreement calls for monthly rental payments of $5,000 and extends through January 1, 2012.  The second agreement is for the Company’s headquarter offices and is rented from a corporation in which two of the Company’s directors are shareholders.  The agreement began November 1, 2008 and runs through 2011 with options to renew.  The second agreement calls for a monthly rental of $7,500 per month.  The Company also rents office and shop space from other independent lessors.  The office space rental is $11,000 per month and extends to December 2012.  The shop rental is $2,200 monthly and extends to October 2012.

Letters of Credit

Certain of our customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors, vendors, etc. on various customer projects.  At September 30, 2010, the Company had no outstanding Letters of Credit.

Performance Bonds

Some customers, particularly new ones or governmental agencies, require us to post bid bonds, performance bonds and payment bonds.  These bonds are obtained through insurance carriers and guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors.  If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the insurer make payments or provide services under the bond.  We must reimburse the insurer for any expenses or outlays it is required to make.  Depending upon the size and conditions of a particular contract, we may be required to post letters of credit or other collateral in favor of the insurer.  Posting of these letters or other collateral will reduce our borrowing capabilities.  Historically, the Company has never had a payment made by an insurer under these circumstances and does not anticipate any claims in the foreseeable future.  At September 30, 2010, we had $170 million in performance bonds issued by the insurer outstanding.

Concentration of Credit Risk

In the ordinary course of business the company grants credit under normal payment terms, generally without collateral, to our customers, which include natural gas and oil companies, general contractors, and various commercial and industrial customers located within the United States.  Consequently, we are subject to potential credit risk related to business and economic factors that would affect these companies.  However, we generally have certain statutory lien rights with respect to services provided.  Under certain circumstances such as foreclosure, we may take title to the underlying assets in lieu of cash in settlement of receivables.  The company had only two customers that exceeded ten percent of revenues for the year ended September 30, 2010.  These customers represented 28% and 24% of revenues and 11% and 33% of accounts receivable respectfully.

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

Inflation

Due to relatively low levels of inflation during the years ended September 30, 2010 and 2009, inflation did not have a significant effect on our results.

New Accounting Pronouncements

In July 2010 the FASB issued Accounting Standards Update (ASU) No. 2010-20, Receivables (Topic 310):  Disclosure about the Credit Quality of Financing and the Allowance for Credit Losses.  The objective of this ASU is for an entity to provide disclosures that facilitate financial statement users’ evaluation of the following:
●	The nature of credit risk inherent in the entity’s portfolio of financing receivables;
●	How that risk is analyzed and assessed in arriving at the allowance for credit losses; and
●	The changes and reasons for those changes in the allowance for credit losses.

To achieve these objectives, an entity should provide disclosures on a disaggregated basis on two defined levels:  (1) portfolio segment; and (2) class of financing receivable.  The ASU makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including:

●	Credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables;

●	The aging of past due financing receivables at the end of the reporting period by class of financing receivables; and
●	The nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses.

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

Goodwill

The Company has selected July 1 as the date of the annual goodwill impairment evaluation, which is the first day of our fourth fiscal quarter.  Goodwill was assigned to the operating units at the time of acquisition.  The  reporting units to which goodwill was assigned  are CJ Hughes (“CJ”) and  its subsidiary Contractors Rental Corp (“CRC”) as one unit, Nitro Electric (a subsidiary of CJ Hughes-“Nitro”)  and to ST Pipeline.  The assignment to CJ consolidated and ST Pipeline was based on the purchase price of each company.  Both purchases were supported by fairness opinions.  The allocation of the goodwill arising from the purchase of CJ was allocated between CJ/CRC and Nitro based on an internally prepared analysis of the relative fair values of each unit.

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

The Company has determined that its operating units meet the criteria for aggregation and can be deemed a single reporting unit because of their similar economic characteristics.  The July 1, 2010 annual impairment testing indicates that the fair value of the aggregated operating units is at least 10% higher than the carrying value at that date. Management is not aware of any changes in circumstances since the impairment test date that would indicate that goodwill might be impaired.

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

Claims

Claims are amounts in excess of the agreed contract price that a contractor seeks to collect from customers or others for customer-caused delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs.  The Company records revenue on claims that have a high probability of success.   Revenue from a claim is recorded only to the extent that contract costs relating to the claim have been incurred.

Self Insurance

The Company has its workers compensation, general liability and auto insurance through a captive insurance company.  While the Company believes that this arrangement has been very beneficial in reducing and stabilizing insurance costs the Company does have to maintain a restricted cash account to guarantee payments of premiums. That restricted account had a balance of $899,726 as of September 30, 2010.  An additional amount of approximately $404,000 will be required by December 31, 2010. Should the Captive experience severe losses over an extended period, it could have a detrimental affect on the Company.

Current and Non Current Accounts Receivable and Provision for Doubtful Accounts

The Company provides an allowance for doubtful accounts when collection of an account is considered doubtful.  Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates relating to, among others, our customer’s access to capital, our customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer.  While most of our Customers are large well capitalized companies, should they experience material changes in their revenues and cash flows or incur other difficulties and not be able to pay the amounts owed, this could cause reduced cash flows and losses in excess of our current reserves.  At September 30, 2010, the management review deemed that the allowance for doubtful accounts was adequate to cover any anticipated losses.

Outlook

The following statements are based on current expectations.  These statements are forward looking, and actual results may differ materially.

Prior to the general economic crisis that severely impacted demand in 2009, our customers were experiencing high demands for their products, particularly natural gas.  Currently, we are seeing the increased demand for our services and accordingly, we would expect to see projected spending for our customers on their transmission and distribution systems increasing dramatically over the next few years.  However, with the current uncertainty in the economy the demand for the customer’s project could wane and also their ability to fund planned projects could be reduced.  The Company’s backlog at September 30, 2010 was $48 million and while adding additional business projects appears likely, no assurances can be given that the Company will be successful in bidding on projects that become available.  Moreover, even if the Company obtains contracts, there can be no guarantee that the projects will go forward if the current economic instability continues.

If the increased demand anticipated in fiscal 2010 continues, we believe that the Company will have opportunities to continue to improve both revenue volumes and the margins thereon.  However, as noted above, if the current economic conditions persist, growth could be limited.

If growth continues, we will be required to make additional capital expenditures for equipment to keep up with that need.  Currently, it is anticipated that in fiscal 2011, the Company’s needed capital expenditures will be between $2 and $5 million dollars.  However, if the customer demands continue to grow, this number could change dramatically.  Significantly higher capital expenditure requirements could of course put a strain on the Company’s cash flows and require additional borrowings.

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

None.

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

(c)  Changes in Internal Controls over Financial Reporting

There has been no change in Energy Services of America Corp.’s internal control over financial reporting during Energy Services of America Corporation’s fourth quarter of fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

ITEM 9B.                Other Information

None.

PART III

ITEM 10.                Directors, Executive Officers and Corporate Governance

The principal occupation during the past five years of each director and executive officer is set forth below.  All directors and executive officers have held their present positions since our inception unless otherwise stated.

Marshall T. Reynolds has served as Chairman of the Board of Directors since our inception. Mr. Reynolds has served as Chief Executive Officer and Chairman of the Board Directors of Champion Industries, Inc., a commercial printer, business form manufacturer and supplier of office products and furniture, from 1992 to the present, and sole stockholder from 1972 to 1993; President and General Manager of The Harrah & Reynolds Corporation, from 1964 (and sole stockholder since 1972) to present; Chairman of the Board of Directors of Portec Rail Products, Inc.; Chairman of the Board of Directors of the Radisson Hotel in Huntington, West Virginia; and Chairman of the Board of Directors of McCorkle Machine and Engineering Company in Huntington, West Virginia. Mr. Reynolds also serves as a Director of The Adams National Bank in Washington, D.C.; Chairman of the Board of Directors of First Guaranty Bank in Hammond, Louisiana; and Chairman of the Board of Directors of Premier Financial Bancorp, Inc. in Huntington, West Virginia. Mr. Reynolds is the father of Jack Reynolds and Douglas Reynolds. Mr. Reynolds is qualified to be a director based on his extensive experi8ence on various boards of directors and success as a businessman.

Jack M. Reynolds served as President, Chief Financial Officer and a member of our Board of Directors since our inception to September 2008.  Mr. Reynolds has been a Vice President of Pritchard Electric Company since 1998.  Pritchard is an electrical contractor providing electrical services to both utility companies as well as private industries.  Mr. Reynolds also serves as a Director of Citizens Deposit Bank of Vanceburg, Kentucky.  Mr. Reynolds is the son of Marshall Reynolds and the brother of Douglas Reynolds. Mr. Reynolds is qualified to be a director based upon his experience as an officer of Pritchard Electric.

Edsel R. Burns has been a Director since our inception.  Mr. Burns became President of the Company in November 2008.  Mr. Burns became Chief Executive Officer in December 2009.  Mr. Burns was President and Chief Executive Officer of C. J. Hughes Construction Company, Inc. from September of 2002 to November 2008.  C. J. Hughes is an underground utility construction company specializing in gas and water line replacement as well as utility environmental issues.  From January 2002 to September of 2002, Mr. Burns was self-employed as an independent financial consultant to banks. From June of 2001 to December 2001, Mr. Burns was the Chief Financial Officer for Genesis Health Systems, a holding company for a collaborative group of three hospitals, two in Huntington, West Virginia and one in Point Pleasant, West Virginia.  Mr. Burns is a Certified Public Accountant and is a member of the American Institute of Certified Public Accountants as well as the West Virginia and Ohio societies of CPAs.  He also is on the Board of Directors of Premier Financial Bancorp, Inc.  Mr. Burns is qualified to be  a director based upon his extensive experience in the business Community.

Neal W. Scaggs has been a Director since our inception.  Mr. Scaggs has been president of Baisden Brothers, Inc. (retail and wholesale hardware) from 1963 to the present.  Mr. Scaggs is on the Boards of Directors of Premier Financial Bancorp, Inc., Champion Industries, Inc. and Portec Rail Products, Inc. Mr. Scaggs is qualified to be a director based upon his business experience and his experience as a director of Public Companies.

Joseph L. Williams has been a Director since our inception.  Mr. Williams is the Chairman and Chief Executive Officer of Basic Supply Company, Inc., which he founded in 1977.  Mr. Williams was one of the organizers and is a Director of First Sentry Bank, Huntington, West Virginia.  Mr. Williams is a member of the West Virginia Governor’s Workforce Investment Council. He is a former Director of Unlimited Future, Inc. (a small business incubator) and a former Member of the National Advisory Council of the U.S. Small Business Administration.  Mr. Williams is a former Mayor and City Councilman of the City of Huntington, West Virginia.  He is a graduate of Marshall University with a degree in finance and is a member of its Institutional Board of Governors. Mr. Williams  is qualified to be a director based upon his experience as a business owner and  his experience as a director of a Public Company.

Richard M. Adams, Jr. was appointed to the Board of Directors on August 15, 2008. Mr. Adams has been the President of United Bank, Inc., a subsidiary of United Bankshares, Inc. since 2007.  Prior to his appointment as President, Mr. Adams was the Executive Vice President of United Bank, Inc.  He is also Executive Vice President of United Bankshares, Inc., a multi-state bank holding company doing business in Ohio, West Virginia, Virginia, Maryland, and Washington, D.C.  Mr. Adams is qualified to be a director based upon his business experience as an officer and director of a public Company.

Keith Molihan was appointed to the Board of Directors on August 15, 2008. Mr. Molihan is a retired executive director of the Lawrence County Community Action Organization.  Mr. Molihan has served as Chairman of the Board of Directors of Ohio River Bank, Chairman of the Board of Directors of Farmers Bank of Eminence Kentucky and Chairman of the Board EMEGA Turbine Technology, as well as President of the Lawrence County Ohio Port Authority and President of the Southeast Ohio Emergency Medical organization.  Mr. Molihan is qualified to be a director based upon his extensive business experience and his experience as a director of a public Company.

Eric Dosch is the Chief Financial Officer of First Guaranty Bank located in Hammond, Louisiana.  Mr. Dosch has worked for First Guaranty Bank since 2003.  Prior to his association with First Guaranty, Mr. Dosch was a financial analyst with Livingston & Jefferson, a private asset management firm located in Cincinnati, Ohio.  Mr. Dosch is a CFA Charterholder and a graduate from The Graduate School of Banking at Louisiana State University.  Mr. Dosch obtained his undergraduate degree from Duke University.  Mr. Dosch is qualified to be a director based upon his business experience in the field of banking.

Douglas V. Reynolds is an attorney for Reynolds & Brown, PLLC.  Mr. Reynolds is the President of the Transylvania Corporation and a director of The Harrah and Reynolds Corporation, and Portec Rail Products, Inc.  Mr. Reynolds is a graduate of Duke University and holds a law degree from West Virginia University.  Mr. Reynolds is the son of Director Marshall T. Reynolds and brother of Jack M. Reynolds.  Mr. Reynolds is qualified to be a director based upon his business experience and experience as a director of a public Company

Larry A. Blount was appointed as Chief Financial Officer and Secretary of the Company in August, 2008.  Mr. Blount graduated from West Virginia State University with a Bachelor of Science degree in Business Administration and Accounting.  He is also a Certified Public Accountant.  Mr. Blount was employed by Union Boiler Company, in various capacities, including Staff Accountant, Internal Auditor, Chief Accountant and Controller, from 1980-1996.  From 1996-2003 he was Controller and Vice-President of Accounting and Finance for Williams Group International.  He served as Divisional Accounting Manager for Alberici Constructors from 2003-2005. From 2005-2007, Mr. Blount served as Vice President, Chief Financial Officer, Secretary and Treasurer for Nitro Electric Company.

James Shafer is the president, and until its sale to Energy Services was the owner, of ST Pipeline.  Mr. Shafer is qualified to be a director based upon his extensive experience in owning and managing various businesses.

Section 16(a) Beneficial Ownership Reporting Compliance

Our common stock is registered with the Securities and Exchange Commission pursuant to Section 12(b) of the Securities Exchange Act of 1934.  The officers and directors and beneficial owners of greater than 10% of our common stock are required to file reports on Forms 3, 4 and 5 with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of the common stock.  Securities and Exchange Commission rules require disclosure in our Proxy Statement or Annual Report on Form 10-K of the failure of an officer, director or 10% beneficial owner of our common stock to file a Form 3, 4 or 5 on a timely basis.  Based on our review of ownership reports required to be filed for the fiscal year ended September 30, 2010, all of our directors, officers and owners of more than 10% of our common stock filed these reports on a timely basis.

Meetings of the Board of Directors

During fiscal 2010, the Board of Directors held twelve regular meetings and one special meeting.  No director attended fewer than 75% in the aggregate of the total number of board meetings held.  All directors serving on our committees attended more than 75% of the total number of committee meetings on which they served during fiscal 2010.  Although not required, attendance of Board members at the Annual Meeting of Stockholders is encouraged.  All members of our Board of Directors attended the 2010 Annual Meeting of Stockholders except Eric Dosch.

Board Committees

The Board of Directors has an audit committee. The Board of Directors has adopted a charter for this committee. The charter has not been amended.  The audit committee charter maybe viewed on our website at www.energyservicesofamerica.com.

Audit Committee.  The audit committee consisted of Messrs. Scaggs, Williams, Adams and Molihan with Mr. Scaggs acting as chairman of the committee in fiscal 2010.  The audit committee met five times during the fiscal year ended September 30, 2010.  The independent directors appointed to the audit committee are independent members of the board of directors, as defined by Securities and Exchange Commission rules and the NYSE Amex Equities corporate governance listing standards. Each member of the audit committee is financially literate, and the Board of Directors has determined that Messrs. Adams and Molihan qualify as audit committee financial experts, as such term is defined by Securities and Exchange Commission rules.

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

The audit committee approved the appointment of Arnett & Foster P.L.L.C. to be our independent registered public accounting firm for the 2010 fiscal year.  A representative of Arnett & Foster P.L.L.C. is expected to attend the Annual Meeting.

Other Committees.  The Board has determined that the independent members of the Board of Directors will perform the duties of the nominating committee and the compensation committee of the Board of Directors and neither committee has a written charter. The independent directors will (i) identify individuals qualified to become members of the Board of Directors and recommend to the Board of Directors the nominees for election to the Board of Directors, (ii) recommend director nominees for each committee to the Board of Directors, (iii) identify individuals to fill any vacancies on the Board of Directors, (iv) discharge the Board of Directors’ responsibilities relating to compensation of our directors and officers and (v) review and recommend to the Board of Directors, compensation plans, policies and benefit programs, as well as approve chief executive officer compensation. The independent members of the Board of Directors met two times as the nominating committee during the fiscal year ended September 30, 2010.

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

Summary Compensation Table.  The following table shows the compensation of Marshall T. Reynolds, our former principal executive officer, Edsel R. Burns, our current principal executive officer, and the one highest compensated executive officer who received total compensation of at least $100,000 during the past fiscal year for services to the company or any of its subsidiaries during the year ended September 30, 2010.  During the year ended September 30, 2010, we did not make any non-equity incentive plan awards.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards (3) ($)		Non-equity incentive plan compensation ($)	All other compensation ($)		Total ($)
Marshall T. Reynolds, Chairman and former Chief Executive Officer(1)	2009 2010	$ $	—		$—		$—	$—	$10,000 12,000	(4)	$10,000 12,000
Edsel R. Burns President & current Chief Executive Officer (2)	2009 2010		$122,596 125,000	$	— 75,000		$—	$—	$19,875 21,411	(4)	$142,471 221,411
Larry Blount Secretary/Treasurer and Chief Financial Officer	2009 2010		$112,681 110,000		$30,000 50,000	$	— 37,980	$—	$9,235 9,636	(4)	$151,916 207,616

(1)  Mr. Reynolds resigned as Chief Executive Officer effective December 11, 2009.

(2)  Mr. Burns was appointed Chief Executive Officer effective December 11, 2009.

(3)  Represents the aggregate grant date fair value of restricted stock awarded to Mr. Blount on August 11, 2010 pursuant to our Long Term Incentive Plan, based upon a grant date stock price of $4.17 per share, which was the final reported sales price of our common stock on the date of grant.  The restricted stock award vests in equal installments over a three-year period commencing one year from the date of the grant.  No forfeitures were assumed in calculating the aggregate grant date fair value in accordance with FASB ASC Topic 718 for financial statement reporting purposes.

(4)  All other compensation includes Director fees of $12,000 and $10,000 for 2010 and 2009 respectfully for Mr. Reynolds and Mr. Burns, 401(k) match of $2,871 and $1,875 for Mr. Burns, and $1,961 and $2,100 for Mr. Blount for 2010 and 2009 respectfully  and vehicle rental of $7,536 for Mr. Burns and $7,536 for Mr. Blount for 2010.

Outstanding Equity Awards at Year End.  The following table sets forth information with respect to outstanding equity awards as of September 30, 2010 for the named executive officers.

OUTSTANDING EQUITY AWARDS AT SEPTEMBER 30, 2010 (1)
	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (1)	Market value of shares or units of stock that have not vested (2)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Marshall T. Reynolds			—					—	—

Edsel R. Burns			—					—	—

Larry Blount			—			9,000	$37,530	—	—

(1)
All equity awards noted in this table were granted pursuant to our Long Term Incentive Plan, which was approved by stockholders on August 11, 2010, and represent all awards held at September 30, 2010 by the named executive officers.  Immediately following stockholder approval of the Long Term Incentive Plan, on August 11, 2010, Mr. Blount was granted 9,000 shares of restricted stock that vest at a rate of 1/3 per year commencing on August 11, 2011.

(2)	Based on the closing stock price of $4.17 per share on August 10, 2010.

Stock-Based Incentive Plan.  Our stockholders approved the Energy Services of America Corporation Long Term Incentive Plan (the “LTIP”) at our 2010 Annual Meeting of Stockholders.  The purpose of the LTIP is to provide our employees and directors with additional incentives to promote our growth and performance.

The LTIP authorizes the issuance of up to 1,200,000 shares of our common stock pursuant to grants of restricted stock awards, performance share awards, restricted stock units, performance share units, incentive stock options, non-qualified stock options and stock appreciation rights; provided, however, that in any five year period, no individual may receive a grant of any type for more than 180,000 shares. Awards may be granted in any combination as follows:

Stock Options.  A stock option is the right to purchase shares of common stock at a specified price for a specified period of time.  The exercise price may not be less than the fair market value of a share of our common stock on the date the stock option is granted.  Fair market value for purposes of the LTIP means the final sales price of the Company’s common stock as reported on the NYSE Amex Equities Market on the date in question, or if the Company’s common stock was not traded on such date, then on the day prior to such date or on the next preceding day on which the Company’s common stock was traded, and without regard to after-hours trading activity.  The compensation committee will determine the fair market value of the common stock, in accordance with Code Sections 422 and 409A, if it cannot be determined in the manner described above.  Further, the compensation committee may not grant a stock option with a term that is longer than 10 years.

Stock options are either “incentive” stock options or “non-qualified” stock options.  Incentive stock options have certain tax advantages that are not available to non-qualified stock options, and must comply with the requirements of Section 422 of the Code.  Only employees are eligible to receive incentive stock options.  Outside directors may only receive non-qualified stock options under the LTIP.  Shares of common stock purchased upon the exercise of a stock option must be paid for at the time of exercise either (i) by personal, certified or cashiers check, (ii) by tendering stock of the Company owned by the participant in satisfaction of the exercise price, or (iii) by a “cashless exercise” through the Company or a third party.

Stock Appreciation Rights. A stock appreciation right is the right to receive a payment in an amount equal to the excess of the fair market value of a share of compensation committee common stock on the date specified in the grant agreement for the payment of the award over the fair market value of the common stock on the date of grant of the award.  Stock appreciation rights are subject to any applicable vesting conditions and other restrictions established by the compensation committee as set forth in the LTIP or the award agreement.  Stock appreciation rights are “deferred compensation” that is subject to Code Section 409A.

Restricted Stock and Performance Share Awards.  A restricted stock award, including a performance share award, is a grant of common stock to a participant for no consideration or such minimum consideration as may be required by applicable law.  Restricted stock awards, including performance share awards, may be granted only in whole shares of common stock and are subject to any applicable vesting conditions and other restrictions established by the compensation committee as set forth in the LTIP or the award agreement.  Prior to their vesting, unless otherwise determined by the compensation committee, the recipient of a restricted stock award, including a performance share award, shall not exercise any voting rights with respect to common stock subject to the award and shall not receive any dividends and distributions with respect to the common stock.

Restricted Stock Units and Performance Share Units.  A restricted stock unit, including performance share units, is the right to receive a payment in an amount equal to the fair market value of a share of Company common stock on the date specified in the grant agreement for the payment of the award.  Restricted stock units, including performance share units, are subject to any applicable vesting conditions and other restrictions established by the Committee as set forth in the LTIP or the award agreement.  Restricted stock units, including performance share units, are “deferred compensation” that is subject to the requirements of Code Section 409A.

Benefit Plans

Energy Services 401(k) Plan

In 2010 and 2009, C. J. Hughes Construction Company, Inc., a wholly owned subsidiary of the Company, maintained two tax-qualified 401(k) retirement plans, one for union employees and one for non-union employees.  Employees who have attained age 18 and completed 1,000 hours of service during a 12-month period are eligible to participate. Employees can contribute up to 15% of eligible wages, provided the compensation deferred for a plan year does not exceed the indexed dollar amount set by the Internal Revenue Service, which was $16,500 for 2010 and 2009.  C. J. Hughes will match $0.25 on each dollar contributed up to 6% of eligible wages.  In addition, participants who are age 50 or older by the end of the plan year may elect to defer up to an additional $5,500 into the 401(k) plan for 2010 and 2009.  Additionally, each plan year, C. J. Hughes may make discretionary profit-sharing contributions for participants who are actively employed on the last day of the plan year.  The discretionary contributions made by C. J. Hughes will be allocated to a qualifying participant’s individual account based on the ratio of his or her compensation to the total compensation of all qualifying participants for the Plan Year. No discretionary profit sharing contributions were made for 2010 or 2009.  Participants direct the investment of their account in the 401(k) plan, selecting from investment funds provided under the Plan, as determined by C. J. Hughes.  Participants receive quarterly benefit statements and have immediate access to their plan accounts through an Interactive Voice Response System and the Internet.  Plan benefits are paid as soon as administratively possible following the participant’s termination of employment.  Lump sums, partial payments and installment payments are available in the non-union plan if the participant’s account balance exceeds $1,000.  Lump sums and partial payments are available in the union plan if the participant’s account balance exceeds $1,000.

Effective November 1, 2009, ST Pipeline, Inc., a wholly owned subsidiary of the Company became an adopting employer of the 40l (k) retirement plan for non-union employees sponsored by C. J. Hughes Construction Company, Inc.

Nitro Electric, a wholly owned subsidiary of the Company, maintained a tax-qualified 401(k) retirement plan for all non-union employees.  Employees are eligible to participate upon date of hire.  Employees may contribute eligible wages up to the maximum indexed dollar amount set by the Internal Revenue Service, which was $16,500 for 2010 and 2009.  In addition, participants who are age 50 or older by the end of the plan year may elect to defer up to an additional $5,500 into the 401(k) plan for 2010 and 2009.   Nitro Electric may make annual discretionary matching contributions and/or profit sharing contributions to the plan. The matching contribution formula for the 2010 and 2009 plan year was $0.25 on each dollar contributed up to 6% of eligible wages. No profit sharing contributions were made in 2010 or 2009.  Participants direct the investment of their account in the Plan, selecting from investment funds provided under the Plan, as determined by Nitro Electric. Participants receive quarterly benefit statements that provide information on their account balances and have immediate access to their account through an Interactive Voice Response System and the Internet.  Benefits are paid in the form of a single lump sum cash payment as soon as administratively possible following the participant’s termination of employment.

Effective December 1, 2009, the C. J. Hughes Construction Company, Inc. 401(k) Plan for non-union employees was amended and restated and the Nitro Electric 401(k) Plan for non-union employees was merged into the C.J. Hughes Construction Company, Inc. 401(k) Plan for non-union employees.  Employees are immediately eligible for the Plan upon date of hire but must wait until a quarterly entry date to join the Plan.  Employees may contribute eligible wages up to the maximum indexed dollar amount set by the Internal Revenue Service, which was $16,500 for 2010 and 2009.  In addition, participants who are age 50 or older by the end of the plan year may elect to defer up to an additional $5,500 into the 401(k) plan for 2010 and 2009.   C. J. Hughes will match $0.25 on each dollar contributed up to 6% of eligible wages.  Additionally, each plan year, C. J. Hughes may make discretionary profit-sharing contributions for participants who are actively employed on the last day of the plan year.  The discretionary contributions made by C. J. Hughes will be allocated to a qualifying participant’s individual account based on the ratio of his or her compensation to the total compensation of all qualifying participants for the Plan Year. No discretionary profit sharing contributions were made in 2010 or 2009.  Participants direct the investment of their account in the Plan, selecting from investment funds provided under the Plan, as determined by C. J. Hughes Construction Company. Participants receive quarterly benefit statements that provide information on their account balances and have immediate access to their account through an Interactive Voice Response System and the Internet.  Plan benefits are paid as soon as administratively possible following the participant’s termination of employment.  Lump sums, partial payments and installment payments are available if the participant’s account balance exceeds $1,000.

Effective January 1, 2010 Energy Services of America became the successor plan sponsor of the C. J. Hughes Construction Company 401(k) Plan for non-union employees.  The Plan was renamed the Energy Services of America Staff 401(k) Retirement Plan.  The four wholly owned subsidiaries, C. J. Hughes Construction Company, Inc., Nitro Electric Company, Inc., Contractors Rental Corporation, and ST Pipeline adopted the Plan on behalf of their non-union employees.

Energy Services of America Corporation 2009 Employee Stock Purchase Plan

The plan enables eligible employees to purchase common stock through payroll deductions. The plan is intended to qualify under Section 423 of the Internal Revenue Code and its regulations. If Code Section 423 is amended in any way, the Compensation Committee of our Board may amend the plan to conform to such changes.  During the fiscal year ended September 30, 2010 we did not utilize this plan.

Directors’ Compensation

Cash Compensation.  Other than as set forth below, members of the Board of Directors did not receive any compensation during the year ended September 30, 2010.

Directors’ Summary Compensation Table.  The table set forth below the compensation received by directors for the fiscal year ended September 30, 2010.  No stock awards, option grants or non-equity incentive plan compensation awards were made to directors during 2010.

Director Compensation
Name	Fees earned or paid in cash ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Jack M. Reynolds	$12,000	—	—	—	$12,000
Neal W. Scaggs	$12,000	—	—	—	$12,000
Joseph L. Williams	$12,000	—	—	—	$12,000
Richard M. Adams, Jr.	$12,000	—	—	—	$12,000
Keith Molihan	$12,000	—	—	—	$12,000
Douglas Reynolds	$12,000	—	—	—	$12,000
Eric Dosch	$12,000	—	—	—	$12,000
James Shafer	$12,000	—	—	—	$12,000

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

Compensation Committee Report

As of the end of fiscal 2010, the compensation paid to officers was paid at the same rates as they had been paid by the subsidiaries prior to the acquisition.  Consequently, the independent members of the Board of Directors have not met in their capacity as the Compensation Committee and have not formulated any policies on executive compensation.  We plan to adopt standards and policies to govern compensation moving forward.

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

	Amount of Shares
	Owned and Nature		Percent of Shares
Name and Address of	of Beneficial		of Common Stock
Beneficial Owners	Ownership(1)		Outstanding

All Directors, Nominees and Executive Officers	7,946,407		50.48%
as a Group (11 persons)

Principal Stockholders:

Marshall T. Reynolds	4,661,864	(2)	30.20%
100 Industrial Lane,
Huntington, West Virginia 25702

Edsel R. Burns	861,415	(3)	7.08%
100 Industrial Lane,
Huntington, West Virginia 25702

Douglas V. Reynolds	1,284,815	(4)	10.56%
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

(2)	Based upon Schedule 13D/A, dated August 8, 2008, filed on behalf of Marshall T. Reynolds.
(3)	Based upon Schedule 13D/A, dated August 8, 2008, filed on behalf of Edsel R. Burns.
Based upon Schedule 13D, dated August 8, 2008, filed on behalf of Douglas V. Reynolds.

The table below sets forth certain information regarding our Board of Directors, including the terms of office of board members.

Names and Address (1)	Age(2)	Positions Held	Director Since	Current Term to Expire	Shares of Common Stock Beneficially Owned on October 30, 2010 (3)		Percent of Class
Directors:

Marshall T. Reynolds	74	Chairman	2006	2011	4,661,864	(4)	30.20%

Edsel R. Burns	59	Chief Executive Officer and Director	2006	2011	861,415	(6)	7.08%

Larry A. Blount	61	Secretary/Treasurer, Chief Financial Officer	n/a	n/a	-		-

Jack M. Reynolds	45	Director	2006	2011	506,924	(5)	4.17%

Neal W. Scaggs	74	Director	2006	2011	431,415	(7)	3.55%

Joseph L. Williams	65	Director	2006	2011	184,424	(8)	1.52%

Richard M. Adams, Jr.	42	Director	2008	2011	5,000		—

Keith Molihan	68	Director	2008	2011	—		—

Douglas Reynolds	34	Director	2008	2011	1,284,815		10.56%

Eric Dosch	32	Director	2008	2011	750		—

James Shafer	67	Director	2008	2011	9,000		—

All Directors and Executive Officers as a Group (11 persons)					7,946,407	(9)	50.48%

(1)	The mailing address for each person listed is 100 Industrial Lane, Huntington, West Virginia 25702.
(2)	As of October 30, 2010.
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

(4)	Includes 3,342,303 shares underlying warrants exercisable within 60 days from the record date.
(5)	Includes 76,924 shares underlying warrants exercisable within 60 days from the record date.
(6)	Includes 76,924 shares underlying warrants exercisable within 60 days from the record date.
(7)	Includes 76,924 shares underlying warrants exercisable within 60 days from the record date.
(8)	Includes 76,924 shares underlying warrants exercisable within 60 days from the record date.
(9)	Includes shares underlying warrants exercisable within 60 days from the record date.
(10)	Does not include 9,000 shares of unvested restricted shares each issued to Mr. Blount and Mr. Shafer.

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

The Board of Directors has adopted a policy that the independent directors of the Board of Directors shall meet in executive sessions periodically, which meetings may be held in conjunction with regularly scheduled board meetings.  One executive session was held during the fiscal year ended September 30, 2010.

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

ITEM 14.                Principal Accountant Fees and Services

Audit Fees

We incurred fees from our principal accountant of $210,086 and $197,830 for the services Arnett & Foster, P.L.L.C. have performed in connection with the audit of our financial statements included in our Annual Report for fiscal 2010 and 2009, respectively.

Tax Fees

For the fiscal year ended September 30, 2010, we incurred fees of $55,000 from our principal accountant for tax compliance services.  During the fiscal year ended September 30, 2009, we incurred fees from our principal accountant of $53,200 for tax compliance services.

All Other Fees

               None

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

Changes in Independent Registered Public Accountants

   None.

PART IV

ITEM 15.                Exhibits and Financial Statement Schedules

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(a)(1)	Financial Statements

Energy Services of America Corporation

●	Report of Independent Registered Public Accounting Firm	F-1
●	Balance Sheets, September 30, 2009 and September 30, 2010	F-2
●	Statements of Income, Period Ended September 30, 2009 and September 30, 2010	F-3
●	Statements of Shareholders’ Equity, Period Ended September 30, 2009 and September 30, 2010	F-4
●	Statements of Cash Flows, Period Ended September 30, 2009 and September 30, 2010	F-5
●	Notes to Financial Statements.	F-6

(a)(2)	Financial Statement Schedules

No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3)           Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Bylaws.(1)
3.3	Certificate of Amendment to the Registrant’s Certificate of Incorporation.(1)
4.1	Specimen Unit Certificate.(1)
4.2	Specimen Common Stock Certificate.(1)
4.3	Specimen Warrant Certificate.(1)
4.4	Form of Unit Purchase Option.(1)
4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.(1)
10.1	Letter Agreements among the Registrant, Ferris, Baker Watts, Incorporated, and Officers and Directors.(1)
10.2	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.(1)
10.3	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.(1)
10.4	Form of Letter Agreement between Chapman Printing Co. and the Registrant regarding administrative support.(1)
10.5	Advance Agreement between the Registrant and Marshall T. Reynolds, dated March 31, 2006.(1)
10.6	Form of Amended Registration Rights Agreement among the Registrant and the Initial Stockholders.(1)
10.7	Warrant Placement Agreement between Marshall T. Reynolds, Edsel Burns, Douglas Reynolds, Jack Reynolds, Neal Scaggs, Joseph Williams and Ferris, Baker Watts, Incorporated.(1)
10.8	Energy Services of America Corporation Employee Stock Purchase Plan (2)
10.9	Energy Services of America Corporation Long Term Incentive Plan (3)
10.10	Change in Control Agreement between Registrant and Larry Blount
10.11	Management Incentive Plan
14	Code of Ethics(1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to the Registration Statement on Form S-1 of Energy Services of America Corp. (file no. 333-133111), originally filed with the Securities and Exchange Commission on April 7, 2006, as amended.

(2)          Filed as Appendix A to the Schedule 14-A filed with the Securities and Exchange Commission on October 16, 2008.

(3)          Filed as Appendix A to the Schedule 14-A filed with the Securities and Exchange Commission on July 2, 2010.

       (b)          The exhibits listed under (a)(3) above are filed herewith.

       (c)           Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY SERVICES OF AMERICA CORPORATION

Date: December 20, 2010	By:	/s/ Edsel R. Burns
Edsel R. Burns
Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Position	Date

By	/s/ Marshall T. Reynolds	Chairman of the Board,	December 20, 2010
Marshall T. Reynolds

By	Jack R. Reynolds	Director	December 20, 2010
Jack R. Reynolds

By	/s/ Edsel R. Burns	Chief Executive Officer (Principal Executive Officer)	December 20, 2010
Edsel R. Burns

By	/s/ Larry A. Blount	Secretary/Treasurer, Chief Financial Officer	December 20, 2010
Larry A. Blount

By	/s/ Neal W. Scaggs	Director	December 20, 2010
Neal W. Scaggs

By	/s/ Joseph L. Williams	Director	December 20, 2010
Joseph L. Williams

By	Richard M. Adams, Jr.	Director	December 20, 2010
Richard M. Adams, Jr.

By	/s/ Keith Molihan	Director	December 20, 2010
Keith Molihan

By	/s/ Douglas Reynolds	Director	December 20, 2010
Douglas Reynolds

By	Eric Dosch	Director	December 20, 2010
Eric Dosch

By	/s/ James Shafer	Director	December 20, 2010
James Shafer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Energy Services of America Corporation
Huntington, West Virginia

We have audited the accompanying consolidated balance sheets of Energy Services of America Corporation and subsidiaries as of September 30, 2010 and 2009, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Services of America Corporation and subsidiaries as of September 30, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

ARNETT & FOSTER, P.L.L.C.

Charleston, West Virginia
December 20, 2010

Innovation With Results
AF Center ∙ 101 Washington Street, East ∙ P.O. Box 2629 ∙ Charleston, West Virginia 25329
304/346-0441 ∙ 800/642-3601
www.afnetwork.com

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED BALANCE SHEETS
As of September 30, 2010 and 2009

	2010	2009
Assets

Current Assets
Cash and cash equivalents	$2,576,551	$2,829,988
Accounts receivable-trade	25,872,375	16,636,095
Allowance for doubtful accounts	(283,191)	(283,207)
Retainages receivable	13,932,520	3,135,461
Other receivables	399,874	141,530
Costs and estimated earnings in excess of billings on uncompleted contracts	20,301,075	7,870,120
Deferred tax asset	1,661,610	3,974,011
Prepaid expenses and other	1,945,671	3,026,541
Total Current Assets	66,406,485	37,330,539

Property, plant and equipment, at cost	39,370,608	35,350,004
less accumulated depreciation	(12,310,200)	(6,424,355)
	27,060,408	28,925,649

Goodwill	36,914,021	36,914,021
Total Assets	$130,380,914	$103,170,209

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$6,804,734	$7,254,624
Lines of credit and short term borrowings	13,493,860	7,885,579
Accounts payable	15,073,323	5,375,962
Accrued expenses and other current liabilities	12,171,528	5,717,730
Billings in excess of costs and estimated earnings on uncompleted contracts	1,984,098	4,501
Current portion of deferred income taxes payable	1,404,649	-
Total Current Liabilities	50,932,192	26,238,396

Long-term debt, less current maturities	7,474,861	10,497,844
Long-term debt, payable to shareholder	4,700,000	5,600,000
Deferred income taxes payable, net of current portion	7,154,112	6,498,526
Total Liabilities	70,261,165	48,834,766

Stockholders’ equity

Preferred stock, $.0001 par value Authorized 1,000,000 shares, none issued	-	-
Common stock, $.0001 par value Authorized 50,000,000 shares Issued and outstanding 12,092,307 shares	1,209	1,209

Additional paid in capital	55,988,324	55,976,368
Retained earnings (deficit)	4,130,216	(1,642,134)
Total Stockholders’ equity	60,119,749	54,335,443

Total liabilities and stockholders’ equity	$130,380,914	$103,170,209

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the years ended September 30, 2010 and 2009

	2010	2009

Revenue	$218,287,753	$106,766,096

Cost of revenues	193,916,388	102,682,663

Gross profit	24,371,365	4,083,433

Selling and administrative expenses	12,733,279	11,258,848
Income (loss) from operations	11,638,086	(7,175,415)

Other income (expense)
Interest income	56,436	57,670
Other nonoperating income (expense)	279,365	(32,225)
Interest expense	(1,841,455)	(1,623,488)
Gain (loss) on sale of equipment	12,554	(18,523)
	(1,493,100)	(1,616,566)

Income (loss) before income taxes	10,144,986	(8,791,981)

Income tax expense (benefit)	4,372,636	(2,870,207)

Net income (loss)	$5,772,350	$(5,921,774)

Weighted average shares outstanding-basic	12,092,307	12,092,307

Weighted average shares-diluted	12,099,390	12,092,307

Net income (loss) per share basic	$0.48	$(0.49)

Net income (loss) per share diluted	$0.48	$(0.49)

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the years ended September 30, 2010 and 2009

					Total
	Common Stock		Additional Paid	Retained	Stockholders’
	Shares	Amount	in Capital	Earnings	Equity

Balance at September 30, 2008	12,092,307	$1,209	$55,976,368	$4,279,640	$60,257,217

Net Income (Loss)	-	-	-	(5,921,774)	(5,921,774)

Balance at September 30, 2009	12,092,307	$1,209	$55,976,368	$(1,642,134)	$54,335,443

Share-based compensation expense	-	-	11,956	-	11,956

Net Income	-	-	-	5,772,350	5,772,350

Balance at September 30, 2010	12,092,307	$1,209	$55,988,324	$4,130,216	$60,119,749

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended September 30, 2010 and 2009

Operating activities	2010	2009

Net income (loss)	$5,772,350	$(5,921,774)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation expense	6,117,125	5,907,150
Provision for bad debts	-	93,731
(Gain) loss on sale/disposal of equipment	(12,554)	18,523
Provision for deferred taxes	4,372,636	(562,326)
Share-based compensation expense	11,956	-
(Increase) decrease in contracts receivable	(9,236,296)	21,768,372
(Increase) decrease in retainage receivable	(10,797,059)	3,168,229
(Increase) decrease in other receivables	(258,344)	41,068
(Increase) decrease in cost and estimated earnings in excess of billings on uncompleted contracts	(12,430,955)	(2,597,451)
(Increase) decrease in prepaid expenses	2,347,976	(980,101)
Increase (decrease) in accounts payable	9,697,361	(5,960,718)
Increase (decrease) in accrued expenses	6,678,593	(3,421,611)
Increase (decrease) in billings in excess of cost and estimated earnings on uncompleted contracts	1,979,597	(504,726)
Increase (decrease) in income taxes payable	-	(1,461,461)
Net cash provided by (used in) operating activities	4,242,386	9,586,905

Cash flows from investing activities:
Investment in property & equipment	(2,151,468)	(1,227,057)
Proceeds from sales of property and equipment	451,673	38,432
Net cash provided by (used in) investing activities	(1,699,795)	(1,188,625)

Cash flows from financing activities:
Repayment of loans from shareholders	(900,000)	(400,000)
Borrowings on lines of credit and short term debt, net of (repayments)	5,141,175	(1,910,629)
Principal payments on long term debt	(7,037,203)	(16,333,423)
Principal payments on short term debt	-	(735,901)
Net cash provided by (used in) financing activities	(2,796,028)	(19,379,953)

Increase (decrease) in cash and cash equivalents	(253,437)	(10,981,673)
Cash beginning of period	2,829,988	13,811,661
Cash end of period	$2,576,551	$2,829,988

Supplemental schedule of noncash investing and financing activities:
Insurance premiums financed	$1,267,106	$925,339
Purchases of property & equipment under financing agreements	$2,539,535	$359,234
Short term borrowing renewed as long term note	$800,000	$-

Supplemental disclosures of cash flows information:

Cash paid during the year for:
Interest	$1,841,139	$1,562,921
Income taxes	$356,545	$1,766,055

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

S.T. Pipeline, Inc. (S.T) was incorporated in May 1990 under the laws of the State of West Virginia.  S.T. engages in the construction of natural gas pipelines for utility companies in various states, mostly in the mid-Atlantic area of the country.  S.T.’s contracts are primarily fixed price contract with some cost-plus service work performed as requested.  All of the Company’s production personnel are union members of  various related construction trade unions and are subject to collective bargaining agreements that expire at varying time intervals.

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

  Reclassifications

Labor and insurance costs related to marketing and other administrative functions were reclassified for the twelve months September 30, 2009 from cost of revenues to selling and administrative expenses to conform to classifications used in the current year.  The amount reclassified was $3,853,142. The 2009 balance sheet presentation includes a reclassification of $705,862 to other current assets from a $572,304 reduction of deferred tax assets and a $133,558 increase in deferred tax liabilities. This was a result of a realized tax refund from the 2009 net operating loss carryback that was larger than originally estimated.

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

              Fair Value Measurements

The carrying values of cash equivalents, accounts receivable (including retainage receivable), accounts payable and accrued expenses approximate fair value due to the short-term nature of those instruments. Categorization for disclosure purposes is required for qualifying assets and liabilities into three broad levels based on the priority of the inputs used to determine the fair values. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). All of the Company’s cash equivalents that require categorization are categorized as Level 1 assets at September 30, 2010 as all fair values are based on unadjusted quoted prices for identical assets in an active market that the Company has the ability to access.

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed-rate debt to unrelated parties was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, which is a level 3 input. It was not practicable to estimate the fair value of notes payable to related parties, The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $12.2 million at September 31, 2010 was $12.5 million.

The Company uses fair value measurements on a non-recurring basis in its assessment of assets classified as goodwill and long-lived assets held and used. In accordance with its annual impairment test during the quarter ended September 30, 2010, the carrying amount of goodwill was compared to its fair value. No changes in carrying amount resulted. The level of inputs used for fair value measurements for goodwill and long-lived assets held and used, are the lowest level (Level 3) inputs for which the Company uses the assistance of third party specialists to develop valuation assumptions.

          Accounts Receivable and Allowance for Doubtful Accounts

 The Company provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful, and receivables are written off against the allowance when deemed uncollectible.  Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s access to capital, the customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer.   Retainage billed but not paid pursuant to contract provisions will be due upon completion of the contracts.  Based on the Company’s past experience management considers all amounts classified as retainage receivable to be collectible.  All retainage receivable amounts are expected to be collected within the next fiscal year.

          Property and Equipment

Property and equipment are recorded at cost.  Costs which extend the useful lives or increase the productivity of the assets are capitalized, while normal repairs and maintenance that do not extend the useful life or increase productivity of the asset are expensed as incurred.   Property and equipment are depreciated principally on the straight- line method over the estimated useful lives of the assets: buildings 39 years; operating equipment and vehicles 5-7 years; and office equipment, furniture and fixtures 5-7 years.

          Goodwill and Other Intangibles

The Company’s goodwill was acquired in two separate purchase transactions that were consummated on August 15, 2008.  The Company has selected July 1 for its annual impairment testing date, which is the first day of the fourth fiscal quarter. In accordance with U.S. Generally Accepted Accounting Principals goodwill will be tested for impairment between annual testing dates if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  No impairment loss has been recognized for the years ended September 30, 2010 or 2009.

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

          Revenue Recognition

Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract.  These contracts provide for a fixed amount of revenues for the entire project.  Such contracts provide that the customer accept completion of progress to date and compensate us for the services rendered, measured in terms of units installed, hours expended or some other measure of progress.   Contract costs include all direct material, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, tools and expendables.   The cost estimates are based on the professional knowledge and experience of the Company’s engineers, project managers and financial professionals.  Changes in job performance, job conditions, and others all affect the total estimated costs at completion.    The effects of these changes are recognized in the period in which they occur.   Provisions for the total estimated losses on uncompleted contracts are made in the period in which such losses are determined.     The current asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed for fixed price contracts.  The current liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized for fixed price contracts.

Revenue on all costs plus and time and material contracts are recognized when services are performed or when units are completed.

          Claims

Claims are amounts in excess of the agreed contract price that a contractor seeks to collect from customers or others for customer-caused delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs.  The Company records revenue on claims that have a high probability of success.   Revenue from a claim is recorded only to the extent that contract costs relating to the claim have been incurred.

          Advertising

All advertising costs are expensed as incurred.  Total advertising expense was $24,056 and $24,524 for the years ended September 30, 2010 and 2009, respectively.

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

          Earnings Per Common Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the year, and diluted earnings per share is computed using the weighted average number of common shares outstanding during the year adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be antidilutive.  Potential common shares that may be issued by the Company relate to the warrants issued to the initial shareholders and as part of the units in the Company’s initial public offering and restricted stock issued.

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

          Segments

The Company has determined that its three operating units, CJ Hughes/Contractors Rental, Nitro Electric and S.T. Pipeline, qualify for aggregation under the Segment Reporting topic of the FASB ASC due to the similar nature of their operating characteristics.

              New Accounting Pronouncements

In July 2010 the FASB issued Accounting Standards Update (ASU) No. 2010-20, Receivables (Topic 310):  Disclosure about the Credit Quality of Financing and the Allowance for Credit Losses.  The objective of this ASU is for an entity to provide disclosures that facilitate financial statement users’ evaluation of the following:

●	The nature of credit risk inherent in the entity’s portfolio of financing receivables;
●	How that risk is analyzed and assessed in arriving at the allowance for credit losses; and
●	The changes and reasons for those changes in the allowance for credit losses.

To achieve these objectives, an entity should provide disclosures on a disaggregated basis on two defined levels:  (1) portfolio segment; and (2) class of financing receivable.  The ASU makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including:

●	Credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables;
●	The aging of past due financing receivables at the end of the reporting period by class of financing receivables; and
●	The nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses.

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

3.  CORRECTION OF AN ERROR

During 2010, the Company discovered an error related to the calculation of the deferred tax liability attributable to the acquisition of CJ Hughes.  The error involved the use of incorrect tax basis in computing the initial deferred tax liability recorded as a purchase accounting adjustment.  The error had no effect on net income or retained earnings for the current year or any prior year.  The error resulted in an over-statement of Goodwill and of long term deferred tax liability of $1,555,142 each.  The September 30, 2009 balance sheet has been restated to correct the error.

4.   GOODWILL AND INTANGIBLE ASSETS

A summary of changes in the Company’s goodwill is as follows:

	Year Ended September 30,

	2010	2009

Balance at beginning of year	$36,914,021	$36,914,021
Impairment	-0-	-0-
Balance at end of year	$36,914,021	$36,914,021

5.   ACCOUNTS RECEIVABLE:

Activity in the Company’s allowance for doubtful accounts consists of the following:

	Year Ended September 30,

	2010	2009

Balance at beginning of year	$283,207	$363,819
Charged to expense	-0-	93,731
Deductions for uncollectible receivables written off, net of recoveries	(16)	(174,343)
Current year additions from acquisitions	-0-	-0-
Balance at end of year	$283,191	$283,207

6.  UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

	Year Ended September 30,

	2010	2009
Costs incurred on contracts in progress	$215,024,745	$37,568,730
Estimated earnings, net of estimated losses	21,611,438	7,102,334
	236,636,183	44,671,064
Less Billings to date	218,319,206	36,805,445
	$18,316,977	$7,865,619
Costs and estimated earnings in excess of billings on uncompleted contracts	$20,301,075	$7,870,120
Less Billings in excess of costs and estimated earnings on uncompleted contracts	1,984,098	4,501
	$18,316,977	$7, 865,619

7.  CLAIMS

The Company has reported $3.5 million in claim revenue for the period ending September 30, 2010.  These claims were a result of a combination of customer-caused delays, errors in specification and designs, and disputed or unapproved contract change orders.  Revenue from these claims was recorded only to the extent contract costs relating to the claim have been incurred, factored by a probability factor to insure a conservative amount was recorded.  The Company considers collection of these claims highly probable.

Resolution of these claims is a three step process.  The Company first meets with the customer to try to resolve all issues.  Secondly, if that is unsuccessful, non-binding mediation is held with an impartial mediator who tries to get both sides to agree on the issues.  If mediation is unsuccessful, the third phase is binding arbitration.  Under this step each party presents its case before a panel of three arbitrators who rule on the merits of the case.   The claims reported are at the first phase of this process.

8.  PROPERTY AND EQUIPMENT

Property and Equipment consists of the following:

	Year Ended September 30,
	2010	2009

Land	$702,000	$702,000
Buildings and leasehold improvements	429,598	255,570
Operating equipment and vehicles	37,901,995	34,027,594
Office equipment, furniture and fixtures	337,015	364,840
	39,370,608	35,350,004
Less Accumulated Depreciation and Amortization	12,310,200	6,424,355

Property and equipment net	$27,060,408	$28,925,649

9.  SHORT-TERM DEBT

Short-term debt consists of the following:

A line of credit of $19.5 million has been established with a local bank.  The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 6.0%.  Cash available under the line is calculated based on a percentage of the Company’s accounts receivable with certain exclusions.  Major items excluded from calculation are certain percentages of receivables from bonded jobs and retainage as well as all items greater than one hundred twenty (120) days old.  At September 30, 2010 the Company had $6 million available on the line.

10.          LONG-TERM DEBT

A summary of long-term debt as of September 30, 2010 and 2009 is as follows:
	2010	2009
Note payable to a Bank, payable in monthly installments of $9,217, including interest at 8%, maturity date of June 10, 2010, secured by equipment acquired with the proceeds of this note.	-0-	$79,999

Notes payable to various finance companies, payable in monthly installments totaling $16,130, including interest at rates ranging between 0% and 8%, with varying maturity dates from March 2008, through April 2012, secured by vehicles and equipment acquired with the notes.	692,199	978,535

Notes payable to finance company, payable in monthly installments of $94,719.11, including interest at 4.19%, maturity date of December 2009.	-0-	189,438

Notes payable to banks and credit unions, payable in monthly installments totaling $11,925, including interest at rates ranging between 4.5% and 8.0%, maturity dates varying between June 2008, through June 2011, secured by vehicles acquired with the notes.	582,220	1,336,928

Note payable to bank, due in monthly installments of $5,000, including interest at 6.75%, final payment due September 2012, secured by real estate, vehicles, and equipment	329,803	366,147

Notes payable to finance companies, due in monthly installments totaling $312,971, including interest ranging from 1.0% to 7.92%, final payments due December 2010 through July 2015, secured by equipment.	8,179,273	8,134,683

Notes payable to banks, due in monthly installments totaling $108,497, including interest at prime plus .5% to 8.75%, final payments due April 2010 through July 2011, secured by equipment, receivables, and intangibles.	2,495,689	3,413,338

Notes payable to individuals, due in annual installments of $1 million dollars with interest at 7.5%	2,000,411	3,253,400

Notes payable to shareholder, interest rate at prime, note matures in August of 2012	4,700,000	5,600,000

	18,979,595	23,352,468
Less Current Maturities	6,804,734	7,254,624
Total Long term debt	$12,174,861	$16,097,844

Maturities of long-term debt for the next five years are as follows:

2011	$6,804,734
2012	7,928,651
2013	2,240,343
2014	829,613
2015	625,091
Thereafter	551,163
$18,979,595

11.  INCOME TAXES

The components of income taxes are as follows:

		Year Ended September 30,

		2010	2009

Federal	Current	$-0-	$(2,307,880)
	Deferred	3,610,861	(168,809)
	Total	3,610,861	(2,476,689)

State	Current	-0-	(25,500)
	Deferred	761,775	(368,018)
	Total	761,775	(393,518)

Total income tax expense (benefit)		$4,372,636	$(2,870,207)

The provision for income taxes differs from the amount computed by applying the federal statutory rate of 34 percent on income from operations as indicated in the following analysis:

	Year Ended September 30,

	2010	2009
Statutory rate	34.00%	(34.00)%
Meals	3.22	4.30
Other	(.12)	3.05
State Income Taxes	6.00	(6.00)
Effective tax rate	43.10%	(32.65)%

Deferred income taxes are provided for significant difference between the basis of assets and liabilities for financial reporting and income tax reporting.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The income tax effects of temporary differences giving rise to the deferred tax liabilities are as follows:

	Year Ended September 30,
Current Deferred Tax Assets	2010	2009
Net operating loss carryover	$499,541	$2,946,060
Other deferred assets	1,162,069	1,027,951
	1,661,610	3,974,011

Current Deferred Tax Liabilities
Contract Claims	$1,404,649	-0-

Long Term Deferred Tax Liabilities
Property, Plant and Equipment	$6,477,876	$6,017,343
Others	676,236	481,183
	7,154,112	6,498,526

The deferred tax asset valuation allowance recognized at September 30, 2010 and 2009 was zero ($0.0). The Company does not believe that it has any unrecognized tax benefits included in its consolidated financial statements that require recognition under U.S. Generally Accepted Accounting Principals.  The Company has not had any settlements in the current period with taxing authorities, nor has it recognized tax benefits as a result of a lapse of the applicable statute of limitations.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if applicable, in general and administrative expenses.  During the years ended September 30, 2010 and 2009 the Company did not recognize any interest or penalties related to income taxes in its consolidated financial statements, nor has it recorded an accrued liability for interest or penalty payments.

The Company had a net operating loss carryover for federal income tax purposes at September 30, 2009 of $5,720,282 available to offset future taxable income.  In 2010 $5,220,741 of the loss carryover was used leaving $499,541 to carryover.  The carryover expires at September 30, 2024.

12.  EARNINGS PER SHARE:

Shares not included in the calculation of diluted earnings per share because they are anti-dilutive were warrants of 20,276,923 at September 30, 2010.

The amounts used to compute the basic and diluted earnings per share for the years ended 2010 and 2009 is illustrated below:

	Year Ended September 30,

	2010	2009

Net Income (loss) from continuing operations available to common shareholders	$5,772,350	$(5,921,774)

Weighted average shares outstanding basic	12,092,307	12,092,307

Effect of dilutive securities:
Warrants	0	0
Restricted stock grants	0	0
Weighted average shares outstanding diluted	12,099,390	12,092,307

Net Income (loss) per share‐basic	$0.48	$(0.49)
Net Income (loss) per share‐diluted	$0.48	$(0.49)

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

For the public warrants and the unit purchase option, the Company is only required to use its best efforts to cause a registration statement covering the resale of the public warrants, units and the securities comprising the units, and once effective, only to use its best efforts to maintain the effectiveness of the registration statement.  There are no contractual penalties for failure to effect the registration of the public warrants, units and the securities comprising the units.  Additionally, in no event, is the Company obligated to settle the public warrants, the option, the units or the warrants included in the units, in whole or in part, for cash in the  event it is unable to effect  the registration of the public warrants, units and the securities comprising the units. The holder or holders of the public warrants or options do not have the rights or privileges of holders of common stock, including any voting rights, until such holder or holders exercise the options and receive shares of the Company’s common stock.

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

The Company accounts for its equity based compensation as prescribed by U.S. Generally Accepted Accounting Principles for share-based payments.  The Company has adopted a fair value based method of accounting for employee equity based plans, whereby compensation cost is measured at the grant date based on the fair value of the award (the discount on the stock purchase) and is recognized at the purchase date, as there is no vesting period. As a result, compensation expense relating to the stock purchase plan will be reflected in net income as part of “Salaries and employee benefits” on the Consolidated Statements of Income.

There have been no agreements with any employees made under this plan as of the year ended September 30, 2010.

15.  LONG TERM INCENTIVE PLAN:

At the annual meeting of the shareholders on August 11, 2010 the shareholders approved the Energy Services of America Corporation Long Term Incentive Plan (the “LTIP”), to provide employees and directors of Energy Services of America Corporation (the “Company”) with additional incentives to promote the growth and performance of the Company.  By approving the LTIP, our stockholders will give us the flexibility we need to continue to attract and retain highly qualified employees and directors by offering a competitive compensation program that is linked to the performance of our common stock. At September 30, 2010 future awards of 1,149,000 shares could be made under the plan.

On August 11, 2010 a total of 51,000 shares were granted to six officers of the Company at a grant date fair value per share of $4.22.  These grants vest over a period of three years.   Market value of the grants was $215,220 and is recognized as compensation expense over the vesting period.   For the year ending September 30, 2010, $11,956 was recognized as compensation expense and $4,782 in deferred tax benefit  as a result of these grants. The holders of the restricted stock do not receive dividends and do not have the right to vote the shares.

16. RELATED PARTY TRANSACTIONS:

Total long-term debt including short term portion at September 30, 2010 was $19 million, of which, $6.7 million was payable to certain directors, officers and former owners of an acquired company. The related party debt consist of a $4.7 million note due in August 2012, and a $2.0 million note payable in two payments of $1.0 million each on December 15, 2010 and August 15, 2011.  The Company also purchases and rents various pieces of equipment and materials from a certain director who was a former owner of one of the acquired subsidiaries.   Those transactions totaled approximately $1.9 million through the twelve month period ending September 30, 2010.

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

17.  LEASE OBLIGATIONS

The Company leases various equipment and office space under operating lease agreements with terms up to 60 months, with renewal options of up to an additional 60 months.  The Company also leases vehicles from certain stockholders and spouses under non-cancelable operating leases.

The future minimum lease payments under operating leases as of September 30, 2010, are as follows:

2011	$283,393
2012	187,759
2013	107,816
2014	7,500

18.  MAJOR CUSTOMERS

Revenues for the period ending September 30, 2010 were $218.3 million.  Two major customers made up 28% and 24% respectively of the total. Receivables from major customers at September 30, 2010 were $11.5 million, which represent 44% of the total receivables at September 30, 2010.  Virtually all work performed for major customers was awarded under competitive bid fixed price or unit price arrangements. During the period ended September 30, 2010 the Company’s major customers operated within the natural gas transmission and distribution industry within the Company’s market area.  The loss of a major customer could have a severe impact on the profitability of operations of the Company.  However, due to the nature of the Company’s operations, the major customers and sources of revenues may change from year to year.

19.  RETIREMENT AND EMPLOYEE BENEFIT PLANS

In 2010 and 2009, C. J. Hughes Construction Company, Inc., maintained a tax-qualified 401(k) retirement plans for union employees.  Employees can contribute up to 15% of eligible wages, provided the compensation deferred for a plan year did not exceed the indexed dollar amount set by the Internal Revenue Service which was $16,500 for 2010 and 2009.  C. J. Hughes will match $0.25 on each dollar contributed up to 6% of eligible wages.  C. J. Hughes contributed $16,512 for the fiscal year ended September 30, 2010 to the union plan. Additionally, each plan year, C. J. Hughes may make a discretionary profit-sharing contribution for participants who are actively employed on the last day of the plan year.  No discretionary profit-sharing contribution was made for the 2010 or 2009 plan year.

Additionally, C. J. Hughes maintained a tax qualified 401(k) retirement plan for non-union employees.  The C. J. Hughes plan provided that employees can contribute up to 15% of eligible wages, provided the compensation deferred for a plan year did not exceed the indexed dollar amount set by the Internal Revenue Service which was $16,500 for 2010 and 2009.  C. J. Hughes will match $0.25 on each dollar contributed up to 6% of eligible wages.

Additionally, each plan year, C. J. Hughes may make a discretionary profit-sharing contribution for participants who are actively employed on the last day of the plan year.  No discretionary profit-sharing contribution was made for the 2010 or 2009 plan year.

Effective November 1, 2009, ST Pipeline, Inc. a wholly owned subsidiary of the Company became an adopting employer of the 401(k) retirement plan for non-union employees sponsored by C. J. Hughes Construction Company, Inc.

In 2009, Nitro Electric, a wholly owned subsidiary of the Company maintained a tax-qualified 401(k) retirement plan for non-union employees.  Employees are eligible to participate upon date of hire.  Employees may contribute eligible wages up to maximum indexed dollar amount set by the Internal Revenue Service which was $16,500 for 2010 and 2009.  Nitro Electric may make annual discretionary matching contributions and/or profit sharing contributions to the plan.  The matching contribution formula for the 2010 and 2009 plan year was $0.25 on each dollar contributed up to 6% of eligible wages.  No profit sharing contribution was made for the 2010 or 2009 plan year.

Effective December 1, 2009, the C. J. Hughes Construction Company, Inc. 401(k) Plan for non-union employees was amended and restated and the Nitro Electric 401(k) Plan for non-union employees was merged into the C. J. Hughes Construction Company, Inc. 401(k) Plan for non-union employees.  Employees are immediately eligible for the Plan upon date of hire but must wait until a quarterly entry date to join the Plan.  Employees may contribute eligible wages up to the maximum indexed dollar amount set by the Internal Revenue Service which was $16,500 for 2010 and 2009.  C. J. Hughes will match $0.25 on each dollar contributed up to 6% of eligible wages.

 Additionally, each plan year C. J. Hughes may make discretionary profit sharing contributions for participants who are actively employed on the last day of the plan year.  No discretionary profit sharing contribution was made for the 2010 or 2009 plan year.

Effective January 1, 2010, Energy Services of America became the successor plan sponsor of the C. J. Hughes Construction Company, Inc. 401(k) Plan for non-union employees.  The Plan was renamed the Energy Services of America Staff Retirement Plan.  The four wholly owned subsidiaries, C. J. Hughes

Construction Company, Inc., Nitro Electric Company, Inc., Contractors Rental Corporation, and ST Pipeline adopted the Plan on behalf of their non-union employees.

Energy Services of America and its wholly owned subsidiaries contributed $56,003 for the fiscal year ended September 30, 2010.

20.  CREDIT RISK:

Financial instruments which potentially subject the Companies to credit risk consist primarily of cash, cash equivalents and contract receivables.  The Companies place their cash with high quality financial institutions.  At times, the balances in such institutions may exceed the FDIC insurance limit of $250,000 on interest bearing accounts.  As of September 30, 2010, the Companies had no uninsured bank balances.  The Companies perform periodic credit evaluations of its customers financial condition and generally do not require collateral.  Credit losses consistently have been within managements expectations.

21.  COMMITMENTS AND CONTINGENCIES

During the normal course of operations, the companies are subject to certain subcontractor claims, mechanic’s liens, and other litigation.  Management is of the opinion that no material obligations will arise from any pending legal proceedings.  Accordingly, no provision has been made in the financial statements for such litigation.

22.   CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

ENERGY SERVICES OF AMERICA CORPORATION (Parent Only)
BALANCE SHEETS
As of September 30, 2010 and 2009

Assets	2010	2009

Current Assets
Cash and cash equivalents	$85,874	$315,697
Other receivables	1,300	1,300
Deferred tax asset	145,580	8,415
Prepaid expenses and other	506,903	1,801,847
Total Current Assets	739,657	2,127,259

Property, plant and equipment, at cost	352,818	275,433
less accumulated depreciation	(109,050)	(45,612)
	243,768	229,821

Due from affiliates	18,288,364	11,608,163

Investment in subsidiaries	57,305,134	50,790,016

Total Assets	$76,576,923	$64,755,259

Liabilities and Stockholders' Equity
Current Liabilities
Current maturities of long-term debt	$2,000,411	$2,253,400
Lines of credit and short term borrowings	13,493,860	7,085,579
Accounts payable	8,310	33,932
Accrued expenses and other current liabilities	909,819	-
Total Current Liabilities	16,412,400	9,372,911

Long-term debt, less current maturities	-	1,000,000
Deferred income taxes payable	44,774	46,905

Total Liabilities	16,457,174	10,419,816

Stockholders' equity

Preferred stock, $.0001 par value
Authorized 1,000,000 shares, none issued	-	-
Common stock, $.0001 par value
Authorized 50,000,000 shares
Issued and outstanding 12,092,307
shares	1,209	1,209

Additional paid in capital	55,988,324	55,976,368
Retained earnings	4,130,216	(1,642,134)
Total Stockholders' equity	60,119,749	54,335,443

Total liabilities and stockholders' equity	$76,576,923	$64,755,259

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION (Parent Only)
STATEMENTS OF INCOME
For the years ended September 30, 2010 and 2009

	2010	2009

General and administrative expenses	$323,629	$853,313

Net loss from operations before taxes	(323,629)	(853,313)

Other nonoperating income (expense)	16,446	(38,432)
Interest income (expense)	(916,060)	(298,373)

Net Income (loss) before tax	(1,223,243)	(1,190,118)

Income tax expense (benefit)	(480,475)	(432,400)
		-
Equity in undistributed income
(loss) of subsidiaries	6,515,118	(5,164,055)

Net Income (loss)	$5,772,350	$(5,921,773)

Weighted average shares outstanding- basic	12,092,307	12,092,307

Weighted average shares- diluted	12,099,390	12,092,307

Net income per share- basic	$0.48	$(0.49)

Net income per share- diluted	$0.48	$(0.49)

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION (Parent Only)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended September 30, 2010 and 2009

Operating activities	2010	2009

Net income (loss)	$5,772,350	$(5,921,773)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Provision for current tax (benefit)	(341,179)	(470,890)
Provision for deferred income tax	(139,296)	38,490
Depreciation expense	63,438	45,612
Equity in undistributed (income) loss of subsidiaries	(6,515,118)	5,164,055
Share-based compensation expense	11,956	-
Changes in:
Other receivables	-	(1,300)
Prepaid expenses	1,294,944	(1,120,050)
Account payable	(25,622)	33,931
Accrued expenses and other current liabilities	909,819	200,662
Net cash provided by (used in) operating activities	1,031,292	(2,031,263)

Cash flows from investing activities:
Investment in property & equipment	(77,385)	(255,489)
Advances to subsidiaries	(6,339,022)	(11,608,163)
Net cash provided by (used in) investing activities	(6,416,407)	(11,863,652)

Cash flows from financing activities:
Borrowings on lines of credit, net of (repayments)	6,408,281	7,085,579
Principal payments on long term debt	(1,252,989)	-
Net cash provided by (used in) financing activities	5,155,292	7,085,579

Increase (decrease) in cash and cash equivalents	(229,823)	(6,809,336)
Cash beginning of period	315,697	7,125,033
Cash end of period	$85,874	$315,697

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Income taxes	$356,545	$1,766,055
Interest	$918,612	$325,363

The Accompanying Notes are an Integral Part of These Financial Statements