Form 10-Q
period 2010-12-31
Energy Services of America CORP
filed 2011-02-14
CIK 1357971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,  D.C.   20549
FORM 10-Q

(Mark One)

       ☒    Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended December 31, 2010

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

                Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐                   Accelerated Filer ☐                   Non-Accelerated Filer ☐

Smaller Reporting Company   ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       YES ☐ NO ☒

As of February 11, 2011 there were issued and outstanding 12,092,307 shares of the Registrant’s Common Stock.

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
Assets	2010	2010
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$10,111,258	$2,576,551
Accounts receivable-trade	16,127,222	25,872,375
Allowance for doubtful accounts	(283,191)	(283,191)
Retainages receivable	10,478,106	13,932,520
Other receivables	316,246	399,874
Costs and estimated earnings in excess of billings on uncompleted contracts	8,079,777	20,301,075
Deferred tax asset	256,961	256,961
Prepaid expenses and other	1,314,508	1,945,671
Total Current Assets	46,400,887	65,001,836

Property, plant and equipment, at cost	40,017,175	39,370,608
less accumulated depreciation	(13,752,962)	(12,310,200)
	26,264,213	27,060,408

Goodwill	36,914,021	36,914,021
Total Assets	$109,579,121	$128,976,265

Liabilities and Stockholders' Equity
Current Liabilities
Current maturities of long-term debt	$5,414,618	$6,804,734
Lines of credit and short term borrowings	17,993,860	13,493,860
Accounts payable	3,013,126	15,073,323
Accrued expenses and other current liabilities	3,525,890	12,171,528
Billings in excess of costs and estimated earnings on uncompleted contracts	678,601	1,984,098
Income taxes payable	292,782	-
Total Current Liabilities	30,918,877	49,527,543

Long-term debt, less current maturities	6,923,002	7,474,861
Long-term debt, payable to shareholder	4,500,000	4,700,000
Deferred income taxes payable	7,154,112	7,154,112
Total Liabilities	49,495,991	68,856,516

Stockholders' equity

Preferred stock, $.0001 par value
Authorized 1,000,000 shares, none issued	-	-
Common stock, $.0001 par value
Authorized 50,000,000 shares
Issued and outstanding 12,092,307
shares	1,209	1,209

Additional paid in capital	56,006,258	55,988,324
Retained earnings	4,075,663	4,130,216
Total Stockholders' equity	60,083,130	60,119,749
Total liabilities and stockholders' equity	$109,579,121	$128,976,265

The Accompanying Notes are an integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2010	2009

Revenue	$33,955,121	$29,951,737

Cost of revenues	30,354,113	25,186,011

Gross profit	3,601,008	4,765,726

Selling and administrative expenses	3,180,301	3,417,391
Income from operations	420,707	1,348,335

Other income (expense)
Interest income	841	16,078
Other nonoperating income	1,706	120,447
Interest expense	(522,058)	(421,534)
Gain (loss) on sale of equipment	3,088	(619)
	(516,423)	(285,628)
Income (loss) before income taxes	(95,716)	1,062,707

Income tax expense (benefit)	(41,163)	425,144
Net income (loss)	$(54,553)	$637,563

Weighted average shares outstanding-basic	12,092,307	12,092,307

Weighted average shares-diluted	12,092,307	12,092,307

Net income (loss) per share basic	$(0.005)	$0.053

Net income (loss) per share diluted	$(0.005)	$0.053

The Accompanying Notes are an integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended	Three Months Ended
	December 31,	December 31,
Operating activities	2010	2009

Net income (loss)	$(54,553)	$637,563

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation expense	1,445,973	1,512,671
(Gain) loss on sale/disposal of equipment	(3,088)	619
Provision for deferred taxes	-	337,853
Share-based compensation expense	17,934	-
(Increase) decrease in contracts receivable	9,745,153	3,801,692
(Increase) decrease in retainage receivable	3,454,414	147,439
(Increase) decrease in other receivables	83,628	962
(Increase) decrease in cost and estimated earnings in excess of billings on uncompleted contracts	12,221,298	2,531,094
(Increase) decrease in prepaid expenses	631,163	198,758
Increase (decrease) in accounts payable	(12,060,197)	(876,946)
Increase (decrease) in accrued expenses	(8,611,117)	(2,218,053)
Increase (decrease) in billings in excess of cost and estimated earnings on uncompleted contracts	(1,305,497)	303,005
Increase (decrease) in income taxes payable	292,782	-
Net cash provided by operating activities	5,857,893	6,376,657

Cash flows from investing activities:
Investment in property & equipment	(267,621)	(477,823)
Proceeds from sales of property and equipment	14,606	32,050
Net cash (used in) investing activities	(253,015)	(445,773)

Cash flows from financing activities:
Repayment of loans from shareholders	(200,000)	(100,000)
Borrowings on lines of credit and short term debt, net of (repayments)	4,500,000	(766,719)
Principal payments on long term debt	(2,370,171)	(1,245,183)
Principal payments on short term debt	-	(189,438)
Net cash provided by (used in) financing activities	1,929,829	(2,301,340)

Increase in cash and cash equivalents	7,534,707	3,629,544
Cash beginning of period	2,576,551	2,829,988
Cash end of period	$10,111,258	$6,459,532

Supplemental schedule of noncash investing and financing activities:
Purchases of property & equipment under financing agreements	$393,675	$23,759

Supplemental disclosures of cash flows information:

Cash paid during the year for:
Interest	$489,648	$398,611
Income taxes	$68,762	$78,700

The Accompanying Notes are an integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the three months ended December 31, 2010 and 2009

					Total
	Common Stock		Additional Paid	Retained	Stockholders'
	Shares	Amount	in Capital	Earnings	Equity

Balance at September 30, 2009	12,092,307	$1,209	$55,976,368	$(1,642,134)	$54,335,443

Net Income (Loss)	-	-	-	637,563	637,563

Balance at December 31, 2009	12,092,307	$1,209	$55,976,368	$(1,004,571)	$54,973,006

Balance at September 30, 2010	12,092,307	$1,209	$55,988,324	$4,130,216	$60,119,749

Share-based compensation expense	-	-	17,934	-	17,934

Net Income (Loss)	-	-	-	(54,553)	(54,553)

Balance at December 31, 2010	12,092,307	$1,209	$56,006,258	$4,075,663	$60,083,130

The Accompanying Notes are an integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS AND ORGANIZATION:

Energy Services of America Corporation, formerly known as Energy Services Acquisition Corp., (the Company or Energy Services) was incorporated in Delaware on March 31, 2006 as a blank check company whose objective was to acquire an operating business or businesses.  On September 6, 2006 the Company sold 8,600,000 units in the public offering at a price of $6.00 per unit.  Each unit consisted of one share of the Company’s common stock and two common stock purchase warrants for the purchase of a share of common stock at $5.00.  The warrants could not be exercised until the later of the completion of the business acquisition or one year from issue date.   The Company operated as a blank check company until August 15, 2008.  On that date the Company acquired S.T. Pipeline, Inc. and C.J. Hughes Construction Company, Inc. with proceeds from the Company’s Initial Public Offering.  S. T. Pipeline and C. J Hughes are operated as wholly owned subsidiaries of the Company.

Interim Financial Statements

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the years ended September 30, 2010 and 2009 included in the Company’s Form 10-K filed December 21, 2010.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to interim financial reporting rules and regulations of the “SEC”.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations.  The operating results for the periods ended December 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation

The consolidated financial statements of Energy Services include the accounts of Energy Services and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Unless the context requires otherwise, references to Energy Services include Energy Services and its consolidated subsidiaries.

Reclassifications

Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year.

2. UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts as of December 31, 2010 and September 30, 2010 are summarized as follows:

	December 31, 2010	September 30, 2010

Costs incurred on contracts in progress	$190,308,732	$215,024,745
Estimated earnings, net of estimated losses	5,236,244	21,611,438
	195,544,976	236,636,183

Less: Billings to date	188,143,800	218,319,206
	$7,401,176	$18,316,977

Costs and estimated earnings in excess of billings on
uncompleted contracts	$8,079,777	$20,301,075
Less: Billings in excess of costs and estimated earnings
on uncompleted Contracts	678,601	1,984,098
	$7,401,176	$18,316,977

Backlog at December 31, 2010 and September 30, 2010 was $41.4 million and $47.8 million respectively.

3.  CLAIMS

The Company has reported $3.5 million in claims revenue for the period ending September 30, 2010.  These claims were a result of a combination of customer-caused delays, errors in specification and designs, and disputed or unapproved contract change orders.  Revenue from these claims was recorded only to the extent contract costs relating to the claim have been incurred, factored by a probability factor to insure a conservative amount was recorded.  The Company considers collection of these claims highly probable.

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

4.  FAIR VALUE MEASUREMENTS

     The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed rate debt to unrelated parties was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, which is a level 3 input. It was not practicable to estimate the fair value of notes payable to related parties. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $11.3 million at December 31, 2010  was $11.5 million.

 5.  EARNINGS PER SHARE

The amounts used to compute the basic and diluted earnings per share for the three months ended December 31, 2010 and 2009.

	Three Months Ended December 31,
	2010	2009

Net Income (Loss) from continuing operations available
to common shareholders	$(54,553)	$637,563

Weighted average shares outstanding basic	12,092,307	12,092,307

Effect of dilutive warrants	-0-	-0-
Weighted average shares outstanding diluted	12,092,307	12,092,307

Net Income (Loss) per share-basic	$(0.005)	$0.053
Net Income (Loss) per share-diluted	$(0.005)	$0.053

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of the financial condition and results of operations of Energy Services in conjunction with the “ Consolidated Financial information “ appearing in this section of this  report as well as the historical financial statements and related notes contained elsewhere herein.  Among other things, those historical consolidated financial statements include more detailed information regarding the basis of presentation for the following information.  The term “Energy Services” refers to the Company and wholly-owned subsidiaries on a consolidated basis.

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

Company Overview

Energy Services was formed on March 31, 2006, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business.  It operated as a “blank check company” until August 15, 2008 at which time it completed the acquisitions of S.T. Pipeline, Inc. and C.J. Hughes Construction Company, Inc.  The Company acquired S.T. Pipeline for $16.2 million in cash and $3.0 million in a promissory note.  The C.J. Hughes purchase price totaled $34.0 million, one half of which was in cash and one half in Energy Services common stock.    The acquisitions are accounted for under the purchase method and the financial results of both acquisitions are included in the results of Energy Services from the date of acquisition.

Since the acquisitions, Energy Services has been engaged in one segment of operations, which is providing contracting services for energy related companies.   Currently Energy Services primarily services the gas, oil and electrical industries though it does some other incidental work.  For the gas industry, the Company is primarily engaged in the construction, replacement and repair of natural gas pipelines and storage facilities for utility companies and private natural gas companies.   Energy Services is involved in the construction of both interstate and intrastate pipelines, with an emphasis on the latter.   For the oil industry the Company provides a variety of services relating to pipeline, storage facilities and plant work.  For the electrical industry, the Company provides a full range of electrical installations and repairs including substation and switchyard services, site preparation, packaged buildings, transformers and other ancillary work with regards thereto.   Energy Services’ other services include liquid pipeline construction, pump station construction, production facility construction, water and sewer pipeline installations, various maintenance and repair services and other services related to pipeline construction.  The majority of the Company’s customers are located in West Virginia, Virginia, Ohio, Kentucky and North Carolina.  The Company builds, but does not own, natural gas pipelines for its customers that are part of both interstate and intrastate pipeline systems that move natural gas from producing regions to consumption regions as well as building and replacing gas line services to individual customers of the various utility companies.

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

First Quarter Overview

           The following is an overview for the three months ended December 31, 2010:

In Millions

Sales	$34.00
Cost of Revenues	30.40
Gross Profit	3.60
Selling & Adm.	3.20
Income from operations before taxes	0.40
Other income (expenses)	(0.50)
Income (Loss) before tax	(0.10)
Income taxes (benefit)	(0.05)
Net Income(Loss)	$(0.05)

Revenue increased from $30.0 million for the quarter ending December 31, 2009 to $34.0 million for the quarter ending December 31, 2010.  Selling and Administrative expenses decreased by $237,000 or 6.9% compared to the same period last year.  Net loss was $55,000 for the quarter ending December 31, 2010.  Not withstanding the net loss for the quarter the number of job opportunities for the Company to bid on increased compared to the first quarter of the 2010 fiscal year.  Second quarter sales are expected to be lower than the first quarter due to inclement weather and the seasonality of our work, which is discussed further in our Form 10-K for the year ended September 30, 2010.

The Company’s cash and cash equivalents increased by $7.5 million, working capital totaled $15.5 million at December 31, 2010.  Accounts receivable and retainage receivable decreased by $13.2 million or 33.2% during the quarter ending December 31, 2010 and long-term debt was reduced by $2.0 million or 14%.

Results of Operations

Consolidated Statement of Income for the three months ended December 31, 2010 and 2009

	Three months ended	Three months ended
	December 31, 2010	December 31, 2009

Contract Revenue	$33,955,121	$29,951,737
Cost of Revenue	30,354,113	25,186,011
Gross Profit (Loss)	3,601,008	4,765,726
Selling and administrative expenses	3,180,301	3,417,391

Income (Loss) from operations before taxes	420,707	1,348,335

Interest Income	84	116,078
Interest Expense	(522,058)	(421,534)
Other Income (Expense)	4,794	119,828
	(516,423)	(285,628)

Income (Loss) before tax	(95,716)	1,062,707
Income taxes (benefit)	(41,163)	425,144

Net Income (Loss)	$(54,553)	$637,563

Weighted average shares outstanding-basic	12,092,307	12,092,307
Weighted average shares-diluted	12,092,307	12,092,307

Net income (Loss) per share-basic	$(0.005)	$0.053
Net income (Loss) per share-diluted	$(0.005)	$0.053

Quarter Ending December 31, 2010 and 2009 Comparison

            Revenues.  Revenues increased by $4.0 million or 13.4%  to $34 million for the three months ended December 31, 2010 compared to the same period ending in 2009.  The increase was due to one large project carrying over into this quarter.

            Cost of Revenues.  Costs of Revenues increased by $5.2 million or 20.5%  to $30.4 million for the three months ended  December 31, 2010 compared to the same period ending in 2009.  The increase in the cost of revenues reflects higher costs due to the large project the Company worked on during the first quarter.

    Gross Profit (Loss).   Gross profit decreased by $1.2 million or 24.4% to $3.6 million for the three months ended December 31, 2010 compared to the same period ending in 2009.  The reduction was due to two projects underperforming due to productivity being less than expected.

    Selling and administrative expenses.  Selling and administrative expenses decreased by $237,000 or 6.9% to $3.2 million  for the three months ended December 31, 2010 compared to the same period ending in 2009.  This decrease was primarily due to reductions in franchise taxes.

    Income  from Operations.  Income from operations decreased $928,000  or 68.8% to a profit of $421,000 for the three months ended December 31, 2010 compared to the same period ending for 2009.  This is a function of the previous categories.

    Interest Income. Interest income decreased by $15,000 or 94.8% to $900 for the three months ended December 31, 2010 compared to the same period ending for 2009.   This was relects lower interest rates and lower level of  invested cash.

Interest Expense.  Interest expense increased by $101,000 or 23.8% to $522,000 for the three months ended December 31, 2010 compared to the same period ending for 2009.   Increased borrowings this quarter compared to the same period ending in 2009 was the primary reason for the increase in interest expense.

Other Income (Expenses).  Other income (expenses) decreased by $115,000 or 96%  to $4,800 for the three months ended December 31, 2010 compared to the same period ending for 2009.  This reduction was due to the reduction of outside equipment rental income.

Net Income (Loss). We had a net loss of $55,000 for the three months ended December 31, 2010 compared to net income of $638,000 the same period ending in 2009.  The net loss occurred principally due to the decrease in gross profit and higher interest expense.

Comparison of Financial Condition

The Company had total assets at December 31, 2010 of $111.0 million, a decrease of $19.4 million from September 30, 2010.  Some of the primary components of the balance sheet were accounts receivable which totaled $16.1 million, a decrease of $9.7 million from September 30, 2010.  This reduction resulted from substantial collections during this quarter.  Other major categories of assets at December 31, 2010 included cash of $10.1 million and fixed assets less accumulated depreciation of $26.3 million.  Liabilities totaled $50.9 million, a decrease of $19.4 million from September 30, 2010.   This decrease was primarily due to reductions in accounts payable and debt which were paid down with the collections on accounts receivable.

Stockholders’ Equity. Stockholders’ equity decreased from $60.12 million at September 30, 2010 to $60.08  million at December 31, 2010.  This decrease was due to the net loss of $55,000 and an increase in additional paid in capital of $18,000.   We have not paid any dividends on our common stock, nor have we repurchased shares of our common stock.

Liquidity and Capital Resources

Cash Requirements

We anticipate that our cash and cash equivalents on hand at December 31, 2010 which totaled  $10.1 million along with  our credit facilities available to us and our anticipated future cash flows from operations will provide sufficient cash to meet our operating needs.  However, the increased demand for our services could result in the Company requiring significant additional working capital.

Sources and Uses of Cash

           The net loss for the three months ended December 31, 2010 was $55,000.  The depreciation expense was $1.4 million.   Contracts, other receivables and prepaids provided $26.1 million while accounts payable and accrued expenses consumed $20.7 million.  Net cash provided by operating activities was $5.9 million.  Financing activities provided $1.9 million. Outstanding lines of credit provided $ 4.5 million at December 31, 2010  and long term debt payments were $2.4 million during this period.

As of December 31, 2010, we had $10.1 million in cash, working capital of $15.5 million and long term debt, net of current maturities of $11.4 million.

Loan Covenants

The Company entered into a fifteen million dollar ($15.0 million) Line of Credit agreement with a regional bank on August 20, 2009.  On May 27, 2010 the Line of Credit was increased to seventeen million five hundred thousand dollars ($17.5 million).  On June 24, 2010 the Line of Credit was increased to nineteen million five hundred thousand ($19.5 million).  Interest will accrue on the line of credit at an annual rate based on “Wall Street Journal” Prime Rate (the Index) with a floor of six percent (6.0%).  Cash available under the line of credit is calculated based on a percentage of the Company’s accounts receivable with certain exclusions along with seventy five percent of certain unencumbered fixed assets.  Major items excluded from calculation are fifty percent (50%) of receivables from bonded jobs, fifty percent (50%) of retainage receivables, and items greater than one hundred twenty (120) days old.

At December 31, 2010 the Company had access to $19.5 million on the Line of Credit based on its borrowing base certificate, of which it had drawn $18.0  million.   The access to the additional cash from the line of credit along with anticipated collections of receivables are expected to be sufficient for the Company’s anticipated capital needs.

If additional working capital is unavailable the Company’s growth and ability to undertake larger projects will be impaired which could have a significant negative impact on the Company’s operating margins and overall financial strength.

The following are the major covenants of the line:

 Current Ratio must be not less than 1.1 in the first year.  As of December 31, 2010 our current ratio was 1.48.

Debt to tangible net worth must not exceed 3.5 during the first year.  Our debt to tangible net worth at December 31, 2010 was 2.20.

 Capital Expenditures  must not exceed $7.5 million.  Capital expenditures from the loan date was approximately $5.0 million.

Dividends shall not exceed 50% of taxable income without prior bank approval.  No dividends have been declared.

The Company was in compliance with all loan covenants.

Off-Balance Sheet transactions

Due to the nature of our industry, we often enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets.  Though for the most part not material in nature, some of these are:

Leases

 Our work often requires us to lease various facilities, equipment and vehicles.  These leases usually are short term in nature, one year or less though at times we may enter into longer term leases when warranted.  By leasing equipment, vehicles and facilities, we are able to reduce our capital outlay requirements for equipment vehicles and facilities that we may only need for short periods of time.  The Company currently rents two pieces of real estate from directors of the Company under long-term lease agreements.  One agreement calls for monthly rental payments of $5,000 and extends through January 1, 2012.  The second agreement is for the Company’s headquarter offices and is rented from a corporation in which two of the Company’s directors are shareholders.  The agreement began November 1, 2008 and runs through 2011 with options to renew.  The second agreement calls for a monthly rental of $7,500 per month.  The Company also rents office and shop space from other independent lessors.  The office space rental is $11,000 per month and extends to December 2012.  The shop rental is $2,200 monthly and extends to October 2012.

Letters of Credit

Certain customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors, vendors, etc. on various customer projects.  At December 31, 2010, the Company had no outstanding letters of credit.

Performance Bonds

Some customers, particularly new ones, or governmental agencies require us to post bid bonds, performance bonds and payment bonds.   These bonds are obtained through insurance carriers and guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors.  If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the insurer make payments or provide services under the bond.  We must reimburse the insurer for any expenses or outlays it is required to make.  Depending upon the size and conditions of a particular contract, we may be required to post letters of credit or other collateral in favor of the insurer.   Posting of these letters or other collateral reduce our borrowing capabilities.   Historically, the Company has never had a payment made by an insurer under these circumstances and does not anticipate any claims in the foreseeable future.    At December 31, 2010, we had $114 million in performance bonds outstanding.

Concentration of Credit Risk

In the ordinary course of business the company grants credit under normal payment terms, generally without collateral, to our customers, which include natural gas and oil companies, general contractors, and various commercial and industrial customers located within the United States.    Consequently, we are subject to potential credit risk related to business and economic factors that would affect these companies.  However, we generally have certain statutory lien rights with respect to services provided.  Under certain circumstances such as foreclosure, we may take title to the underlying assets in lieu of cash in settlement of receivables.  The Company had two customers that exceeded 10% of revenues for the three months ended December 31, 2010.  Those two customers accounted for 39% of revenues for the three months ended December 31, 2010.

Related Party Transactions

 Total long-term debt at December 31, 2010 was $16.8 million, of which $5.5 million was payable to certain directors, officers and former owners of S.T. Pipeline, Inc.   The related party debt consist of a $4.5 million note due in August 2012, and a $1.0 million note payable on August 15, 2011.

Inflation

Due to relatively low levels of inflation during the three months ended December 31, 2010 and 2009, inflation did not have a significant effect on our results.

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

             Claims.  Claims are amounts in excess of the agreed contract price that a contractor seeks to collect from customers or others for customer-caused delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs.  The Company records revenue on claims that have a high probability of success.   Revenue from a claim is recorded only to the extent that contract costs relating to the claim have been incurred.

Revenue Recognition.  Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract.  These contracts provide for a fixed amount of revenues for the entire project.  Such contracts provide that the customer accept completion of progress to date and compensate us for the services rendered, measured in terms of units installed, hours expended or other measures for progress.   Contract costs include all direct material, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, tools and expendables.   The cost estimates are based on the professional knowledge and experience of the Company’s engineers, project managers and financial professionals.  Changes in job performance, job conditions, and others all affect the total estimated costs at completion.    The effects of these changes are recognized in the period in which they occur.   Provisions for the total estimated losses on uncompleted contracts are made in the period in which such losses are determined. The current asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed for fixed price contracts.  The current liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized for fixed price contracts.

                Revenue on all costs plus and time and material contracts is recognized when services are performed or when units are completed.

Goodwill. The Company has selected July 1 as the date of the annual goodwill impairment evaluation, which is the first day of our fourth fiscal quarter.  Goodwill was assigned to the operating units at the time of acquisition.  The  reporting units to which goodwill was assigned  are CJ Hughes (“CJ”) and  its subsidiary Contractors Rental Corp (“CRC”) as one unit, Nitro Electric, a subsidiary of CJ Hughes-”Nitro”  and to ST Pipeline.  The assignment to CJ consolidated and ST Pipeline was based on the purchase price of each company.  Both purchases were supported by fairness opinions.  The allocation of the goodwill arising from the purchase of CJ was allocated between CJ/CRC and Nitro based on an internally prepared analysis of the relative fair values of each unit.

CJ and its subsidiary CRC are considered one reporting unit because CRC almost exclusively provides labor for CJ as a subcontractor. There have been no material operational changes to any reporting units since the date of acquisition. Although the Company uses a centralized management approach, the reporting units have continued to perform similar services to those performed prior to the acquisition.  There have been no sales of equipment, other than in the ordinary course of business, or dispositions of lines of business by any of the operating units.

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

The Company’s valuation was based on management’s projected operating results for the next fiscal year. The fair value was determined using a weighted combination of a market approach to value utilizing pricing multiples of guideline publicly traded companies, a market approach to value utilizing pricing multiples of guideline merger and acquisition transactions, and an income approach to value utilizing a discounted cash flow model.

The Company’s market capitalization, including the market cap of both the common stock and the outstanding warrants, is currently above book value.  At December 31, 2010  the market cap of the Company was at 114% of book value.

Management will continue to assess at each reporting date the need for a goodwill impairment test under the Accounting Standards Codification if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

 Self Insurance

The Company has its workers compensation, general liability and auto insurance through a captive insurance company.  While the Company believes that this arrangement has been very beneficial in reducing and stabilizing insurance costs the Company does have to maintain a restricted cash account to guarantee payments of premiums. That restricted account had a balance of $993,252 as of December 31, 2010.  An additional amount of approximately $311,000 was added to this account in February 2011.  Should the Captive experience severe losses over an extended period, it could have a detrimental affect on the Company.

Current and Non Current Accounts Receivable and Provision for Doubtful Accounts

The Company provides an allowance for doubtful accounts when collection of an account is considered doubtful.  Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates relating to, among others, our customer’s access to capital, our customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer.  While most of our Customers are large well capitalized companies, should they experience material changes in their revenues and cash flows or incur other difficulties and not be able to pay the amounts owed, this could cause reduced cash flows and losses in excess of our current reserves.  At December 31, 2010, the management review deemed that the allowance for doubtful accounts was adequate to cover any anticipated losses.

Outlook

The following statements are based on current expectations.  These statements are forward looking, and actual results may differ materially.

We expect to see spending from our customers on their transmission and distribution systems increasing over the next few years as demand returns to normalized levels.   The Company’s backlog at December 31, 2010 was $41.4 million and while adding additional business projects appears likely, no assurances can be given that the Company will be successful in bidding on projects that become available.

If the increased demand moves to expected levels in fiscal 2011 and beyond, we believe that the Company will continue to have opportunities to continue to improve both revenue and the profits thereon.

If growth continues, we will be required to make additional capital expenditures for equipment to keep up with that need.  Currently, it is anticipated that in fiscal 2011, the Company’s capital expenditures will be between $2.0 million and $4.0 million.  However, if the customer demands increase beyond anticipated levels, this number could be significantly higher.  Significantly higher capital expenditure requirements could impair our cash flows and require additional borrowings.

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

There has been no change in Energy Services of America Corporation’s internal control over financial reporting during Energy Services of America Corporation’s first quarter of fiscal year 2011 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business.  These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief.  With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.  We do not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. Risk Factors

Please see the information disclosed in the “Risk Factors” section of our Form 10-K as filed with the Securities and Exchange Commission on December 21, 2010, and which is incorporated herein by reference.   There have been no changes to the risk factors since the filing of the Annual Report on Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of securities during the periods covered by the report.

(b)  None

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

ENERGY SERVICES OF AMERICA CORPORATION

Date: February 11, 2011	By: /s/ Edsel R. Burns
Edsel R. Burns
Chief Executive Officer

Date: February 11, 2011	By: / s/ Larry A. Blount
Larry A. Blount
Chief Financial Officer