Form 10-Q
period 2011-03-31
Energy Services of America CORP
filed 2011-05-11
CIK 1357971

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,  D.C.   20549
FORM 10-Q

(Mark One)

☒      Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.  YES ☒   NO ☐

                Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☐     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐                   Accelerated Filer ☐                   Non-Accelerated Filer ☐   Smaller Reporting Company  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       YES ☐  NO ☒

As of May 11, 2011 there were issued and outstanding 12,092,307 shares of the Registrant’s Common Stock.

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
Assets	2011	2010
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$1,845,542	$2,576,551
Accounts receivable-trade	12,363,928	25,872,375
Allowance for doubtful accounts	(278,339)	(283,191)
Retainages receivable	10,575,699	13,932,520
Other receivables	316,027	399,874
Costs and estimated earnings in excess of billings on uncompleted contracts	8,762,448	20,301,075
Deferred tax asset	2,307,342	256,961
Prepaid expenses and other	3,015,293	1,945,671
Total Current Assets	38,907,940	65,001,836

Property, plant and equipment, at cost	40,897,772	39,370,608
less accumulated depreciation	(15,215,113)	(12,310,200)
	25,682,659	27,060,408

Goodwill	36,914,021	36,914,021
Total Assets	$101,504,620	$128,976,265

Liabilities and Stockholders' Equity
Current Liabilities
Current maturities of long-term debt	$5,011,856	$6,804,734
Lines of credit and short term borrowings	12,762,386	13,493,860
Accounts payable	4,374,319	15,073,323
Accrued expenses and other current liabilities	4,166,565	12,171,528
Billings in excess of costs and estimated earnings on uncompleted contracts	854,659	1,984,098
Total Current Liabilities	27,169,785	49,527,543

Long-term debt, less current maturities	6,589,963	7,474,861
Long-term debt, payable to shareholder	4,100,000	4,700,000
Deferred income taxes payable	6,912,307	7,154,112

Total Liabilities	44,772,055	68,856,516

Stockholders' equity

Preferred stock, $.0001 par value
Authorized 1,000,000 shares, none issued	-	-
Common stock, $.0001 par value
Authorized 50,000,000 shares
Issued and outstanding 12,092,307
shares	1,209	1,209

Additional paid in capital	56,024,192	55,988,324
Retained earnings	707,164	4,130,216
Total Stockholders' equity	56,732,565	60,119,749

Total liabilities and stockholders' equity	$101,504,620	$128,976,265

The Accompanying Notes are an integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$13,782,189	$20,295,342	$47,737,310	$50,247,079

Cost of revenues	15,329,864	21,468,697	45,683,977	46,654,708

Gross profit (loss)	(1,547,675)	(1,173,355)	2,053,333	3,592,371

Selling and administrative expenses	3,549,508	2,766,444	6,729,809	6,183,835
Income (loss) from operations	(5,097,183)	(3,939,799)	(4,676,476)	(2,591,464)

Other income (expense)
Interest income	442	11,099	1,283	27,177
Other nonoperating income	8,067	199,275	9,773	319,722
Interest expense	(401,204)	(383,037)	(923,262)	(804,571)
Gain on sale of equipment	9,850	13,866	12,938	13,247
	(382,845)	(158,797)	(899,268)	(444,425)
Income (loss) before income taxes	(5,480,028)	(4,098,596)	(5,575,744)	(3,035,889)
		-
Income tax expense (benefit)	(2,111,529)	(1,505,791)	(2,152,692)	(1,080,644)
Net income (loss)	$(3,368,499)	$(2,592,805)	$(3,423,052)	$(1,955,245)

Weighted average shares outstanding-basic	12,092,307	12,092,307	12,092,307	12,092,307

Weighted average shares-diluted	12,092,307	12,092,307	12,092,307	12,092,307

Net income (loss) per share basic	$(0.28)	$(0.21)	$(0.28)	$(0.16)

Net income (loss) per share diluted	$(0.28)	$(0.21)	$(0.28)	$(0.16)

The Accompanying Notes are an integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended	Six Months Ended
	March 31,	March 31,
Operating activities	2011	2010

Net income (loss)	$(3,423,052)	$(1,955,245)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation expense	2,915,444	3,052,041
(Gain) loss on sale/disposal of equipment	(12,938)	(13,247)
Provision for deferred taxes	(2,292,186)	(1,070,657)
Share-based compensation expense	35,868	-
(Increase) decrease in contracts receivable	13,503,595	6,683,029
(Increase) decrease in retainage receivable	3,356,821	155,532
(Increase) decrease in other receivables	83,847	52,419
(Increase) decrease in cost and estimated earnings in excess of billings on uncompleted contracts	11,538,627	(2,269,781)
(Increase) decrease in prepaid expenses	(1,069,622)	(1,053,879)
Increase (decrease) in accounts payable	(10,699,004)	(331,653)
Increase (decrease) in accrued expenses	(7,951,949)	(1,272,734)
Increase (decrease) in billings in excess of cost and estimated earnings on uncompleted contracts	(1,129,439)	405,261
Net cash provided by (used in) operating activities	4,856,012	2,381,086

Cash flows from investing activities:
Investment in property & equipment	(544,420)	(1,152,614)
Proceeds from sales of property and equipment	24,456	441,622
Net cash provided by (used in) investing activities	(519,964)	(710,992)

Cash flows from financing activities:
Repayment of loans from shareholders	(600,000)	(500,000)
Borrowings on lines of credit and short term debt, net of (repayments)	(731,474)	70,045
Principal payments on long term debt	(3,735,583)	(2,890,650)
Net cash provided by (used in) financing activities	(5,067,057)	(3,320,605)

Increase (decrease) in cash and cash equivalents	(731,009)	(1,650,511)
Cash beginning of period	2,576,551	2,829,988
Cash end of period	$1,845,542	$1,179,477

Supplemental schedule of noncash investing and financing activities:
Insurance premiums financed	$512,256	$1,267,160
Purchases of property & equipment under financing agreements	$1,004,793	$646,742
Short term borrowing renewed as long term note	$-	$800,000

Supplemental disclosures of cash flows information:

Cash paid during the year for:
Interest	$917,613	$813,124
Income taxes	$486,043	$78,700
Insurance premiums financed	$146,195	$-

The Accompanying Notes are an integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the three months ended March 31, 2011 and 2010
Unaudited

					Total
	Common Stock		Additional Paid	Retained	Stockholders'
	Shares	Amount	in Capital	Earnings	Equity

Balance at September 30, 2009	12,092,307	$1,209	$55,976,368	$(1,642,134)	$54,335,443

Net Income (Loss)	-	-	-	(1,955,245)	(1,955,245)

Balance at March 31, 2010	12,092,307	$1,209	$55,976,368	$(3,597,379)	$52,380,198

Balance at September 30, 2010	12,092,307	$1,209	$55,988,324	$4,130,216	$60,119,749

Share-based compensation expense	-	-	35,868	-	35,868

Net Income (Loss)	-	-	-	(3,423,052)	(3,423,052)

Balance at March 31, 2011	12,092,307	$1,209	$56,024,192	$707,164	$56,732,565

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the years ended September 30, 2010 and 2009 included in the Company’s Form 10-K filed December 21, 2010.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to interim financial reporting rules and regulations of the “SEC”.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations.  The operating results for the periods ended March 31, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation

The consolidated financial statements of Energy Services include the accounts of Energy Services and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Unless the context requires otherwise, references to Energy Services include Energy Services and its consolidated subsidiaries.

Reclassifications

Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year.

2. UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts as of March 31, 2011 and September 30, 2010 are summarized as follows:

	March 31, 2011	September 30, 2010

Costs incurred on contracts in progress	$184,495,154	$215,024,745
Estimated earnings, net of estimated losses	2,046,009	21,611,438
	186,541,163	236,636,183

Less: Billings to date	178,633,374	218,319,206
	$7,907,789	$18,316,977

Costs and estimated earnings in excess of billings on
uncompleted contracts	$8,762,448	$20,301,075
Less: Billings in excess of costs and estimated earnings
on uncompleted Contracts	854,659	1,984,098
	$7,907,789	$18,316,977

Backlog at March 31, 2011 and September 30, 2010 was $159.2 million and $47.8 million respectively.

3.  CLAIMS

The Company reported $3.5 million in claims revenue for the period ending September 30, 2010.  These claims were a result of a combination of customer-caused delays, errors in specification and designs, and disputed or unapproved contract change orders.  Revenue from these claims was recorded only to the extent contract costs relating to the claim have been incurred, factored by a probability factor to insure a conservative amount was recorded.  The Company considers collection of these claims highly probable.

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

4.  FAIR VALUE MEASUREMENTS

     The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed rate debt to unrelated parties was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, which is a level 3 input. It was not practicable to estimate the fair value of notes payable to related parties. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $10.6 million at March 31, 2011 was $10.9 million.

5.  EARNINGS PER SHARE

The amounts used to compute the basic and diluted earnings per share for the three months and six months ended March 31, 2011 and 2010.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Net Income (Loss) from continuing operations available to common shareholders	$(3,368,499)	$(2,592,805)	$(3,423,052)	$(1,955,245)

Weighted average shares outstanding basic	12,092,307	12,092,307	12,092,307	12,092,307

Effect of dilutive warrants	‐0‐	‐0‐	‐0‐	‐0‐

Weighted average shares outstanding diluted	12,092,307	12,092,307	12,092,307	12,092,307

Net Income (Loss) per share‐basic	$(0.28)	$(0.21)	$(0.28)	$(0.16)
Net Income (Loss) per share‐diluted	$(0.28)	$(0.21)	$(0.28)	$(0.16)

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of the financial condition and results of operations of Energy Services in conjunction with the “Consolidated Financial Information” appearing in this section of this  report as well as the historical financial statements and related notes contained elsewhere herein.  Among other things, those historical consolidated financial statements include more detailed information regarding the basis of presentation for the following information.  The term “Energy Services” refers to the Company and wholly-owned subsidiaries on a consolidated basis.

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

Since the acquisitions, Energy Services has been engaged in one segment of operations, which is providing contracting services for energy related companies.   Currently Energy Services primarily services the gas, oil and electrical industries though it does some other incidental work.  For the gas industry, the Company is primarily engaged in the construction, replacement and repair of natural gas pipelines and storage facilities for utility companies and private natural gas companies.   Energy Services is involved in the construction of both interstate and intrastate pipelines, with an emphasis on the latter.   For the oil industry the Company provides a variety of services relating to pipeline, storage facilities and plant work.  For the electrical industry, the Company provides a full range of electrical installations and repairs including substation and switchyard services, site preparation, packaged buildings, transformers and other ancillary work with regards thereto.   Energy Services’ other services include liquid pipeline construction, pump station construction, production facility construction, water and sewer pipeline installations, various maintenance and repair services and other services related to pipeline construction.  The majority of the Company’s customers are located in West Virginia, Virginia, Ohio, Kentucky and Pennsylvania.  The Company builds, but does not own, natural gas pipelines for its customers that are part of both interstate and intrastate pipeline systems that move natural gas from producing regions to consumption regions as well as building and replacing gas line services to individual customers of the various utility companies.

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

Second Quarter Overview

           The following is an overview for the three months and six months ended March 31, 2011.

	Three Months ended	Six Months ended
	March 31, 2011	March 31, 2011
	( In Millions )	(In Millions)

Sales	$13.78	$47.74
Cost of Revenues	15.33	45.68
Gross Profit (Loss)	(1.55)	2.06
Selling & Adm.	3.55	6.73
Income (loss) from operations before taxes	(5.10)	(4.67)
Other income (expenses)	(0.38)	(.90)
Income (Loss) before tax	(5.48)	(5.57)
Income taxes (benefit)	(2.11)	(2.15)
Net Income(Loss)	$(3.37)	$(3.42)

The second quarter for the Company is typically a very slow period for our business lines.  The weather plays a major role in our operations during this period of time.  The weather in the Mid Atlantic states  in 2010-2011 has been extreme and has caused major work delays which resulted in larger than expected losses.

The Company’s cash and cash equivalents decreased by $8.1 million, working capital totaled $11.7 million at March 31, 2011.  Accounts receivable and retainage receivable decreased by $3.8 million or 23% during the quarter ending March 31, 2011 and long-term debt was reduced by $730,000 or 6%.

Three and Six Months Ended March 31, 2011 and 2010

            Revenues.  Revenues decreased by $6.5 million or 32.1%  to $13.78 million for the three months ended March 31, 2011 and decreased by $2.5 million or 5% to $47.7 million for the six months ended March 31, 2011 compared to the same periods in 2010.   The decrease in revenue for the quarter ended March 31, 2011 was due to extreme weather conditions experienced in the Mid Atlantic area.  Normally we have snow during this period but this year we have experienced heavy rains as well.  This resulted in project delays.   The lower decrease for the six months revenue was due to one large project being completed during the three months ended December 31, 2010.

            Cost of Revenues. Costs of Revenues decreased by $6.1 million or 28.6% to $15.3 million for the three months ended March 31, 2011 and decreased by $970,000 or 2.1% to $45.7 million for the six months ended March 31, 2011 compared to the same periods ending in 2010.  The decrease in the cost of revenue reflects fewer projects being undertaken during the three and six months ended March 31, 2011. Certain costs of revenues remain fairly constant during reduced revenue periods which caused us to have a loss from operations during this period.  Approximately $1.7 million of unallocated equipment costs were included in cost of operations during this period.

Gross Profit (Loss).   Gross loss increased by $374,000 or 31.94% to $1.5 million for the three months ended March 31, 2011 and the gross profit decreased by $1.5 million or 42.8 % to $2.1 million for the six months ended March 31, 201 1 compared to the same periods ending in 2010.  The reductions was due to the previously stated conditions.

Selling and administrative expenses.  Selling and administrative expenses increased by $783,000 or 28.3% to $3.5 million  for the three months ended March 31, 2011 and increased by $546,000 or 8.8% to $6.7 million for the six months ended March 31, 2011 compared to the same periods ending in 2010.  This increase was primarily due to the Company paying key employees during periods when projects were delayed due to the extreme weather.

Income  (loss) from Operations.  We had a loss of $5.1 million for the three months ended March 31, 2011 and a loss of $4.7 million for the six months ended March 31, 2011 compared to losses of $3.9 million and $2.6 million for the three and six months ended March 31, 2010.  This is a function of the previous categories.

  Interest Income. Interest income decreased by $11,000 or 96.0% to $442 for the three months ended March 31, 2011 and decreased by $26,000 or 95% to $1,300 for the six months ended March 31, 2011 compared to the same period ending for 2010.   This reflects lower interest rates and lower levels of invested cash.

Interest Expense.  Interest expense increased by $18,000 or 4.7% to $401,000 for the three months ended March 31, 2011 and increased $119,000 or14.8% to $923,000 for the six months ended March 31, 2011 compared to the same period ending for 2010.  Increased borrowings during the periods ending in 2011 compared to the same periods ending in 2010 were the primary reasons for the increase in interest expense.

Other Income (Expense).  Other income decreased by $195,224 or 91.5%  to $17,917 for the three months ended March 31, 2011 and decreased by $310,258 or 93.2% to $22,711 for the six months ended March 31, 2011 compared to the same period ending for 2010.  This reduction was due to the reduction of outside equipment rental income.

Net Income (Loss). We had a net loss of $3.4 million for the three months ended March 31, 2011 and a net loss of $3.4 million for the six months ended March 31, 2011 compared to net losses of $2.6 million and $2.0 for the same periods ending in 2010.  The net loss occurred principally due to reduced revenue caused by the extreme weather the region experienced during this period.

Comparison of Financial Condition

The Company had total assets at March 31, 2011 of $101.5 million, a decrease of $27.5 million from September 30, 2010.  Some of the primary components of the balance sheet were accounts receivable which totaled $12.4 million, a decrease of $13.5 million from September 30, 2010.  This reduction resulted from substantial collections during this quarter.  Other major categories of assets at March 31, 2011 included cash of $1.8 million and fixed assets less accumulated depreciation of $25.7 million.  Liabilities totaled $44.8 million, a decrease of $24.1 million from September 30, 2010.   This decrease was primarily due to reductions in accounts payable and debt which were paid down with the collections on accounts receivable.

Stockholders’ Equity. Stockholders’ equity decreased from $60.12 million at September 30, 2010 to $56.73  million at March 31, 2011.  This decrease was due to the net loss of $3.4 million and an increase in additional paid in capital of $36,000.   We have not paid any cash or stock dividends on our common stock, nor have we repurchased shares of our common stock.

Liquidity and Capital Resources

Cash Requirements

We anticipate that our cash and cash equivalents on hand at March 31, 2011 which totaled  $1.8 million along with  our credit facilities available to us and our anticipated future cash flows from operations will provide sufficient cash to meet our operating needs.  However, the increased demand for our services could result in the Company requiring significant additional working capital.

Sources and Uses of Cash

                The net loss for the six months ended March 31, 2011 was $3.4 million.  The depreciation expense was $2.9 million.   Contracts, other receivables and prepaids provided $27.4 million while accounts payable and accrued expenses consumed $18.7 million.  Net cash provided by operating activities was $4.9 million.  Financing activities consumed $5.1 million. Outstanding lines of credit consumed $731,000 at March 31, 2011  and long term debt payments were $3.7 million during this period.

As of March 31, 2011, we had $1.8 million in cash, working capital of $11.7 million and long term debt, net of current maturities of $10.7 million.

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

At March 31, 2011 the Company had access to $17.4 million on the Line of Credit based on its borrowing base certificate, of which it had drawn $12.4  million and had $1.4 million outstanding on a Letter of Credit.  The total available on the line at March 31, 2011 was $3.6 million.   The access to the additional cash from the line of credit along with anticipated collections of receivables are expected to be sufficient for the Company’s anticipated capital needs.

If additional working capital is unavailable the Company’s growth and ability to undertake larger projects will be impaired which could have a significant negative impact on the Company’s operating margins and overall financial strength.

The following are the major covenants of the line:

 Current Ratio must be not less than 1.1 in the first year.  As of March 31, 2010 our current ratio was 1.43.

Debt to tangible net worth must not exceed 3.5 during the first year.  Our debt to tangible net worth at March 31, 2011 was 2.26.

 Capital Expenditures  must not exceed $7.5 million.  Capital expenditures from the loan date was approximately $5.9 million.

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

Letters of Credit

Certain customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors, vendors, etc. on various customer projects.  At March 31, 2011, the Company had one letter of credit outstanding in the amount of $1.4 million.

Performance Bonds

Some customers, particularly new ones, or governmental agencies require us to post bid bonds, performance bonds and payment bonds.   These bonds are obtained through insurance carriers and guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors.  If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the insurer make payments or provide services under the bond.  We must reimburse the insurer for any expenses or outlays it is required to make.  Depending upon the size and conditions of a particular contract, we may be required to post letters of credit or other collateral in favor of the insurer.   Posting of these letters or other collateral reduce our borrowing capabilities.   Historically, the Company has never had a payment made by an insurer under these circumstances and does not anticipate any claims in the foreseeable future.    At March 31, 2011, we had $107 million in performance bonds outstanding.

Concentration of Credit Risk

In the ordinary course of business the company grants credit under normal payment terms, generally without collateral, to our customers, which include natural gas and oil companies, general contractors, and various commercial and industrial customers located within the United States.    Consequently, we are subject to potential credit risk related to business and economic factors that would affect these companies.  However, we generally have certain statutory lien rights with respect to services provided.  Under certain circumstances such as foreclosure, we may take title to the underlying assets in lieu of cash in settlement of receivables.  The Company had two customers that exceeded 10% of revenues for the six months ended March 31, 2011.  Those two customers accounted for 29% of revenues for the six months ended March 31, 2011.

Related Party Transactions

 Total long-term debt at March 31, 2011 was $15.7 million, of which $5.1 million was payable to certain directors, officers and former owners of S.T. Pipeline, Inc.   The related party debt consists of a $4.1 million note due in August 2012, and a $1.0 million note payable on August 15, 2011.

Inflation

Due to relatively low levels of inflation during the six months ended March 31, 2011 and 2010, inflation did not have a significant effect on our results.

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

The Company’s market capitalization, including the market cap of both the common stock and the outstanding warrants, is currently below book value.  At March 31, 2011 the market cap of the Company was at 89% of book value.

Management will continue to assess at each reporting date the need for a goodwill impairment test under the Accounting Standards Codification if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

 Self Insurance

The Company has its workers compensation, general liability and auto insurance through a captive insurance company.  While the Company believes that this arrangement has been very beneficial in reducing and stabilizing insurance costs the Company does have to maintain a restricted cash account to guarantee payments of premiums. That restricted account had a balance of $1,304,537 as of March 31, 2011.  Should the Captive experience severe losses over an extended period, it could have a detrimental effect on the Company.

Current and Non Current Accounts Receivable and Provision for Doubtful Accounts

The Company provides an allowance for doubtful accounts when collection of an account is considered doubtful.  Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates relating to, among others, our customer’s access to capital, our customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer.  While most of our Customers are large well capitalized companies, should they experience material changes in their revenues and cash flows or incur other difficulties and not be able to pay the amounts owed, this could cause reduced cash flows and losses in excess of our current reserves.  At March 31, 2011, the management review deemed that the allowance for doubtful accounts was adequate to cover any anticipated losses.

Outlook

The following statements are based on current expectations.  These statements are forward looking, and actual results may differ materially.

We expect to see spending from our customers on their transmission and distribution systems increasing over the next few years as demand returns to normalized levels.   The Company’s backlog at March 31, 2011 was $159.2 million and while adding additional business projects appears likely, no assurances can be given that the Company will be successful in bidding on projects that become available.

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

There has been no change in Energy Services of America Corporation’s internal control over financial reporting during Energy Services of America Corporation’s second quarter of fiscal year 2011 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

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

ENERGY SERVICES OF AMERICA CORPORATION

Date: May 11, 2011	By: /s/ Edsel R. Burns
Edsel R. Burns
Chief Executive Officer

Date: May 11, 2011	By: / s/ Larry A. Blount
Larry A. Blount
Chief Financial Officer