Form 10-Q
period 2011-06-30
Energy Services of America CORP
filed 2011-08-12
CIK 1357971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
FORM 10-Q

(Mark One)

                        ☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

As of August 10, 2011 there were issued and outstanding 12,092,307 shares of the Registrant’s Common Stock

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
Assets	2011	2010
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$4,987,615	$2,576,551
Accounts receivable-trade	17,147,255	25,872,375
Allowance for doubtful accounts	(278,339)	(283,191)
Retainages receivable	10,103,236	13,932,520
Other receivables	309,217	399,874
Costs and estimated earnings in excess of billings on uncompleted contracts	11,421,674	20,301,075
Deferred tax asset	2,734,516	256,961
Prepaid expenses and other	2,614,886	1,945,671
Total Current Assets	49,040,060	65,001,836

Property, plant and equipment, at cost	41,432,745	39,370,608
less accumulated depreciation	(16,709,506)	(12,310,200)
	24,723,239	27,060,408

Goodwill	36,914,021	36,914,021
Total Assets	$110,677,320	$128,976,265

Liabilities and Stockholders' Equity
Current Liabilities
Current maturities of long-term debt	$4,555,706	$6,804,734
Lines of credit and short term borrowings	18,320,512	13,493,860
Accounts payable	7,601,906	15,073,323
Accrued expenses and other current liabilities	5,438,249	12,171,528
Billings in excess of costs and estimated earnings on uncompleted contracts	2,007,677	1,984,098
Total Current Liabilities	37,924,050	49,527,543

Long-term debt, less current maturities	5,883,824	7,474,861
Long-term debt, payable to shareholder	3,900,000	4,700,000
Deferred income taxes payable	6,944,831	7,154,112
Total Liabilities	54,652,705	68,856,516

Stockholders' equity

Preferred stock, $.0001 par value
Authorized 1,000,000 shares, none issued
Common stock, $.0001 par value
Authorized 50,000,000 shares
Issued and outstanding 12,092,307
shares	1,209	1,209

Additional paid in capital	56,042,126	55,988,324
Retained earnings (deficit)	(18,720)	4,130,216
Total Stockholders' equity	56,024,615	60,119,749
Total liabilities and stockholders' equity	$110,677,320	$128,976,265

The Accompanying Notes are an integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Revenue	$46,035,147	$76,228,776	$93,772,457	$126,475,855

Cost of revenues	43,662,148	66,333,361	89,346,125	112,988,069

Gross profit	2,372,999	9,895,415	4,426,332	13,487,786

Selling and administrative expenses	2,974,318	2,855,312	9,704,127	9,039,147
Income (loss) from operations	(601,319)	7,040,103	(5,277,795)	4,448,639

Other income (expense)
Interest income	698	913	1,981	28,090
Other nonoperating income (expense)	1,633	412,775	11,406	732,497
Interest expense	(422,961)	(485,973)	(1,346,223)	(1,290,544)
Gain on sale of equipment	900	254	13,838	13,501
	(419,730)	(72,031)	(1,318,998)	(516,456)

Income (loss) before income taxes	(1,021,049)	6,968,072	(6,596,793)	3,932,183

Income tax expense (benefit)	(295,165)	2,869,659	(2,447,857)	1,789,015
Net income (loss)	$(725,884)	$4,098,413	$(4,148,936)	$2,143,168

Weighted average shares outstanding-basic	12,092,307	12,092,307	12,092,307	12,092,307

Weighted average shares-diluted	12,092,307	12,092,307	12,092,307	12,092,307

Net income (loss) per share basic	$(0.06)	$0.34	$(0.34)	$0.18

Net income (loss) per share diluted	$(0.06)	$0.34	$(0.34)	$0.18

The Accompanying Notes are an integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
Operating activities	2011	2010

Net income (loss)	$(4,148,936)	$2,143,168

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation expense	4,412,891	4,590,059
(Gain) loss on sale/disposal of equipment	(13,838)	(13,501)
Provision for deferred taxes	(2,686,836)	2,092,956
Share-based compensation expense	53,802	-
(Increase) decrease in contracts receivable	8,720,268	(21,428,480)
(Increase) decrease in retainage receivable	3,829,284	(4,530,760)
(Increase) decrease in other receivables	90,657	48,181
(Increase) decrease in cost and estimated earnings in excess of billings on uncompleted contracts	8,879,401	(7,166,181)
(Increase) decrease in prepaid expenses	(669,215)	95,732
Increase (decrease) in accounts payable	(7,471,417)	15,118,837
Increase (decrease) in accrued expenses	(6,661,567)	6,119,958
Increase (decrease) in billings in excess of cost and estimated earnings on uncompleted contracts	23,579	1,807,149
Increase (decrease) in income taxes payable	-	343,309
Net cash provided by (used in) operating activities	4,358,073	(779,573)

Cash flows from investing activities:
Investment in property & equipment	(984,564)	(1,847,925)
Proceeds from sales of property and equipment	25,356	450,522
Net cash provided by (used in) investing activities	(959,208)	(1,397,403)

Cash flows from financing activities:
Repayment of loans from shareholders	(800,000)	(600,000)
Borrowings on lines of credit and short term debt, net of (repayments)	4,826,652	9,141,175
Principal payments on long term debt	(5,014,453)	(4,141,758)
Net cash provided by (used in) financing activities	(987,801)	4,399,417

Increase (decrease) in cash and cash equivalents	2,411,064	2,222,441
Cash beginning of period	2,576,551	2,829,988
Cash end of period	$4,987,615	$5,052,429

Supplemental schedule of noncash investing and financing activities:
Insurance premiums financed	$581,782	$1,267,106
Purchases of property & equipment under financing agreements	$1,102,676	$2,378,236
Short term borrowing renewed as long term note	$-	$800,000

Supplemental disclosures of cash flows information:

Cash paid during the year for:
Interest	$1,310,414	$1,274,075
Income taxes	$543,627	$300,446
Insurance premiums financed	$357,596	$-

The Accompanying Notes are an integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For Nine Months Ended June 30, 2011 and 2010
Unaudited

					Total
	Common Stock		Additional Paid	Retained	Stockholders'
	Shares	Amount	in Capital	Earnings	Equity

Balance at September 30, 2009	12,092,307	$1,209	$55,976,368	$(1,642,134)	$54,335,443

Net Income (Loss)	-	-	-	2,143,168	2,143,168
Balance at June 30, 2010	12,092,307	$1,209	$55,976,368	$501,034	$56,478,611

Balance at September 30, 2010	12,092,307	$1,209	$55,988,324	$4,130,216	$60,119,749

Share-based compensation expense	-	-	53,802	-	53,802

Net Income (Loss)	-	-	-	(4,148,936)	(4,148,936)
Balance at June 30, 2011	12,092,307	$1,209	$56,042,126	$(18,720)	$56,024,615

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the years ended September 30, 2010 and 2009 included in the Company’s Form 10-K filed December 21, 2010.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to interim financial reporting rules and regulations of the “SEC”.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations.  The operating results for the periods ended June 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation

The consolidated financial statements of Energy Services include the accounts of Energy Services and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Unless the context requires otherwise, references to Energy Services include Energy Services and its consolidated subsidiaries.

Reclassifications

Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year.

2.  UNCOMPLETED CONTRACTS
Costs, estimated earnings, and billings on uncompleted contracts as of June 30, 2011 and September 30, 2010 are summarized as follows:
	June 30, 2011	September 30, 2010

Costs incurred on contracts in progress	$226,230,999	$215,024,745
Estimated earnings, net of estimated losses	4,671,839	21,611,438
	230,902,838	236,636,183

Less: Billings to date	221,488,841	218,319,206
	$9,413,997	$18,316,977

Costs and estimated earnings in excess of billings on uncompleted contracts	$11,421,674	$20,301,075
Less: Billings in excess of costs and estimated earnings on uncompleted Contracts	2,007,677	1,984,098
	$9,413,997$	$18,316,977

Backlog at June 30, 2011 and September 30, 2010 was $134.8 million and $47.8 million respectively.

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

Resolution of these claims is a three step process.  The Company first meets with the customer to try to resolve all issues.  Secondly, if that is unsuccessful, non-binding mediation is held with an impartial mediator who tries to get both sides to agree on the issues.  If mediation is unsuccessful, the third phase is binding arbitration.  Under this step each party presents its case before a panel of three arbitrators who rule on the merits of the case.   At June 30, 2011 the claims reported are at the first phase of this process.

4.  FAIR VALUE MEASUREMENTS

     The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed rate debt to unrelated parties was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, which is a level 3 input. It was not practicable to estimate the fair value of notes payable to related parties. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $9.4 million at June 30, 2011 was $9.6 million.

5.  EARNINGS PER SHARE

The amounts used to compute the basic and diluted earnings per share for the three months and nine months ended June 30, 2011 and 2010.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net Income (Loss) from continuing operations available to common shareholders	$(725,884)	$4,098,413	$(4,148,936)	$2,143,168

Weighted average shares outstanding basic	12,092,307	12,092,307	12,092,307	12,092,307

Effect of dilutive securities:
Warrants	-0-	-0-	-0-	-0-
Restricted stock grants	-0-	-0-	-0-	-0-

Weighted average shares outstanding diluted	12,092,307	12,092,307	12,092,307	12,092,307

Net Income (Loss) per share-basic	$(0.06)	$0.34	$(0.34)	$0.18
Net Income (Loss) per share-diluted	$(0.06)	$0.34	$(0.34)	$0.18

 6.  Subsequent Events

             On June 1, 2011, the Company commenced an exchange offer to the holders of warrants issued by the Company at the time of its initial public offering in 2006.  Detail of the exchange offer will be filed with the proxy statement and presented to the shareholders at the annual shareholder meeting.

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

Third Quarter Overview

           The following is an overview for the three months and nine months ended June 30, 2011.

	Three Months ended	Nine Months ended
	June 30, 2011	June 30, 2011
	(In Millions)	(In Millions)

Sales	$46.04	$93.77
Cost of Revenues	43.66	89.35
Gross Profit (Loss)	2.38	4.42
Selling & Adm.	2.98	9.70
Income (loss) from operations before taxes	(0.60)	(5.28)
Other income (expenses)	(0.43)	(1.32)
Income (Loss) before tax	(1.03)	(6.60)
Income taxes (benefit)	(0.30)	(2.45)
Net Income(Loss)	$(0.73)	$(4.15)

The third quarter for the Company is typically a very busy period for our business lines.  The weather normally does not play a major role in our operations during this period of time.  However, the weather in the Mid Atlantic states this year has been extreme and has caused major work delays resulting in unexpected losses.  Rainfall during this period was 143% of the fifteen year average in areas where the Company is currently engaged in projects.

The Company’s cash and cash equivalents increased by $3.1 million during the third quarter, working capital totaled $11.1 million at June 30, 2011.  Accounts receivable and retainage receivable increased by $4.31 million or 19% during the quarter ending June 30, 2011 and long-term debt was reduced by $1.16 million or 10%.

Three and Nine Months Ended June 30, 2011 and 2010

            Revenues.  Revenues decreased by $30.2 million or 39.6%  to $46.0 million for the three months ended June 30, 2011 and decreased by $32.7 million or 25.9% to $93.8 million for the nine months ended June 30, 2011 compared to the same periods in 2010.   The decrease in revenue for the quarter ended June 30, 2011 was due to extreme weather conditions experienced in the Mid Atlantic area.  Rainfall during this quarter was 143% of the fifteen year average causing many delays and reduced productivity.    The decrease in revenue during the nine month period reflects the Company completing a major project during this period in 2010 for which no replacement revenue was awarded during 2011 in addition to the sharp decreases in the third quarter due to weather related delays.

            Cost of Revenues. Costs of Revenues decreased by $22.7 million or 34.2% to $43.7 million for the three months ended June 30, 2011 and decreased by $23.6 million or 20.9% to $89.3 million for the nine months ended June 30, 2011 compared to the same periods ending in 2010.  The decrease in the cost of revenue reflects fewer projects being undertaken during the three and nine months ended June 30, 2011, as a result of weather related delays.

Gross Profit (Loss).   Gross profit decreased by $7.5 million or 76% to $2.4 million for the three months ended June 30, 2011 and the gross profit decreased by $9.1 million or 67.2 % to $4.4 million for the six months ended June 30, 201 1 compared to the same periods ending in 2010.  The reductions in gross profits were driven by two major components.  During the same period in 2010 the Company had major projects going which were very profitable.  No similar projects were in progress during the current period.  The projects currently being worked are much smaller and as a result of the severe spring weather noted above, two projects have incurred losses of a total of $2.03 million.

Selling and administrative expenses.  Selling and administrative expenses increased by $119,000 or 4.2% to $3.0 million  for the three months ended June 30, 2011 and increased by $665,000 or 7.4% to $9.7 million for the nine  months ended June 30, 2011 compared to the same periods ending in 2010.  This increase was primarily due to the Company paying key employees during periods when projects were delayed due to the extreme weather.

Income  (loss) from Operations.  The Company had a loss of $601,000 for the three months ended June 30, 2011 and a loss of $5.3 million for the nine months ended June 30, 2011 compared to income of $7.0 million and $4.4 million for the three and nine months ended June 30, 2010.  This is a function of the previous categories.

Interest Expense.  Interest expense decreased by $63,000 or 13.0% to $423,000 for the three months ended June 30, 2011 and increased $56,000 or 4.3% to $1.3 million for the nine months ended June 30, 2011 compared to the same period ending for 2010.  The small changes reflect fairly consistent  borrowings during the periods ending in 2011 compared to the same periods ending in 2010.

Other Income.  Other income decreased by $411,000 or 99.6%  to $1,600 for the three months ended June 30, 2011 and decreased by $721,000 or 98.4% to $11,000 for the nine months ended June 30, 2011 compared to the same period ending for 2010.  This reduction was due to the reduction of outside equipment rental income.

Net Income (Loss). The Company had a net loss of $726,000 for the three months ended June 30, 2011 and a net loss of $4.1 million for the nine months ended June 30, 2011 compared to net income of $4.1 million and $2.1 million for the same periods ending in 2010.  The net loss occurred principally due to reduced revenue caused by the extreme weather experienced during this period which adversely affected our current projects.

Comparison of Financial Condition

The Company had total assets at June 30, 2011 of $110.7 million, a decrease of $18.3 million from September 30, 2010.  Some of the primary components of the balance sheet were accounts receivable which totaled $17.1 million, a decrease of $8.7 million from September 30, 2010.  This reduction resulted from decreases in revenue during this quarter.  Other major categories of assets at June 30, 2011 included cash of $5.0 million and fixed assets less accumulated depreciation of $24.7 million.  Liabilities totaled $54.7 million, a decrease of $14.2 million from September 30, 2010.   This decrease was primarily due to reductions in accounts payable and debt which were paid down with the collections on accounts receivable.

Stockholders’ Equity. Stockholders’ equity decreased from $60.12 million at September 30, 2010 to $56.02 million at June 30, 2011.  This decrease was due to the net loss of $4.1 million and an increase in additional paid in capital of $54,000.   We have not paid any cash or stock dividends on our common stock, nor have we repurchased shares of our common stock.

Liquidity and Capital Resources

Cash Requirements

We anticipate that our cash and cash equivalents on hand at June 30, 2011, which totaled  $5.0 million, along with  our credit facilities available to us and our anticipated future cash flows from operations will provide sufficient cash to meet our operating needs.  However, the increased demand for our services could result in the Company requiring significant additional working capital.

Warrants

On June 1, 2011, the Company commenced an exchange offer to the holders of warrants issued by the Company at the time of its initial public offering in 2006.  Detail of the exchange offer will be filed with the proxy statement and presented to the shareholders at the annual shareholder meeting.

Sources and Uses of Cash

           The net loss for the nine months ended June 30, 2011 was $4.1 million.  The depreciation expense was $4.4 million.   Contracts, other receivables, and prepaids provided $20.9 million while accounts payable and accrued expenses consumed $16.8 million.  Net cash provided by operating activities was $4.4 million.  Investing activities consumed $959,000. Financing activities consumed $988,000.

As of June 30, 2011, we had $5.0 million in cash, working capital of $11.1 million and long term debt, net of current maturities of $9.7 million.

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

At June 30, 2011 the Company had access to $19.5 million on the Line of Credit based on its borrowing base certificate, of which it had drawn $18.1 million and had $922,000 outstanding on a Letter of Credit.  The total available on the line at June 30, 2011 was $481,000.

On July 27, 2011 the Company restructured its Line of Credit.  The new Line of Credit will be in the amount of eighteen million ($18,000,000).  In addition to the Line of Credit a new term loan was established in the amount of eleven million three hundred thousand ($11,300,000).   The proceeds from the term loan will be used to pay off $6.3 million in existing debt and pay $5.0 million down on the line of credit.   These transactions will provide the Company with $5.0 million in additional operating capital.  The existing Letter of Credit expires on August 21, 2011 which will provide access to an additional $922,000 of operating capital from the Line of Credit.    The terms of the new credit facility are essentially the same as the existing one.

If additional working capital is unavailable the Company’s growth and ability to undertake larger projects will be impaired which could have a significant negative impact on the Company’s operating margins and overall financial strength.

The following are the major covenants of the line:

Current Ratio must be not less than 1.1 in the first year.  As of June 30, 2011 our current ratio was 1.29.

Debt to tangible net worth must not exceed 3.5 during the first year.  This covenant was waived until July 27, 2011.

Capital Expenditures must not exceed $7.5 million.  Capital expenditures from the loan date were approximately $6.8 million.

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

Letters of Credit

Certain customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors, vendors, etc. on various customer projects.  At June 30, 2011, the Company had one letter of credit outstanding in the amount of $922,000.

Performance Bonds

Some customers, particularly new ones or governmental agencies, require us to post bid bonds, performance bonds and payment bonds.   These bonds are obtained through insurance carriers and guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors.  If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the insurer make payments or provide services under the bond.  We must reimburse the insurer for any expenses or outlays it is required to make.  Depending upon the size and conditions of a particular contract, we may be required to post letters of credit or other collateral in favor of the insurer.   Posting of these letters or other collateral reduce our borrowing capabilities.   Historically, the Company has never had a payment made by an insurer under these circumstances and does not anticipate any claims in the foreseeable future.    At June 30, 2011, we had $109 million in performance bonds outstanding.

Concentration of Credit Risk

In the ordinary course of business the company grants credit under normal payment terms, generally without collateral, to our customers, which include natural gas and oil companies, general contractors, and various commercial and industrial customers located within the United States.    Consequently, we are subject to potential credit risk related to business and economic factors that would affect these companies.  However, we generally have certain statutory lien rights with respect to services provided.  Under certain circumstances such as foreclosure, we may take title to the underlying assets in lieu of cash in settlement of receivables.  The Company had two customers that exceeded 10% of revenues for the nine months ended June 30, 2011.  Those two customers accounted for 26% of revenues for the nine months ended June 30, 2011.

Related Party Transactions

 Total long-term debt at June 30, 2011 was $14.4 million, of which $4.9 million was payable to certain directors, officers and former owners of S.T. Pipeline, Inc.   The related party debt consists of a $3.9 million note due in August 2012, and a $1.0 million note payable on August 15, 2011.

Inflation

Due to relatively low levels of inflation during the nine months ended June 30, 2011 and 2010, inflation did not have a significant effect on our results.

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

The Company’s market capitalization, including the market cap of both the common stock and the outstanding warrants, is currently below book value.  At June 30, 2011 the market cap of the Company was at 74% of book value.

Management will continue to assess at each reporting date the need for a goodwill impairment test under the Accounting Standards Codification if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Self Insurance

The Company has its workers compensation, general liability and auto insurance through a captive insurance company.  While the Company believes that this arrangement has been very beneficial in reducing and stabilizing insurance costs the Company does have to maintain a restricted cash account to guarantee payments of premiums. That restricted account had a balance of $1,391,000 as of June 30, 2011.  Should the captive insurance company experience severe losses over an extended period, it could have a detrimental effect on the Company.

Current and Non Current Accounts Receivable and Provision for Doubtful Accounts

The Company provides an allowance for doubtful accounts when collection of an account is considered doubtful.  Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates relating to, among others, our customer’s access to capital, our customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer.  While most of our Customers are large well capitalized companies, should they experience material changes in their revenues and cash flows or incur other difficulties and not be able to pay the amounts owed, this could cause reduced cash flows and losses in excess of our current reserves.  At June 30, 2011, the management review deemed that the allowance for doubtful accounts was adequate to cover any anticipated losses.

Outlook

The following statements are based on current expectations.  These statements are forward looking, and actual results may differ materially.

We expect to see spending from our customers on their transmission and distribution systems increasing over the next few years as demand returns to normalized levels.   The Company’s backlog at June 30, 2011 was $134.8 million and while adding additional business projects appears likely, no assurances can be given that the Company will be successful in bidding on projects that become available.

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

There has been no change in Energy Services of America Corporation’s internal control over financial reporting during Energy Services of America Corporation’s third quarter of fiscal year 2011 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

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

(b)  None

Energy Services of America Corporation did not repurchase any shares of its common stock during the relevant period.

ITEM 4. Removed and Reserved

ITEM 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY SERVICES OF AMERICA CORPORATION

Date:	August 11, 2011	By:	/s/ Edsel R. Burns
Edsel R. Burns
Chief Executive Officer

Date:	August 11, 2011	By:	/ s/ Larry A. Blount
Larry A. Blount
Chief Financial Officer