Form 10-K
period 2011-09-30
Energy Services of America CORP
filed 2011-12-22
CIK 1357971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended September 30, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ___________________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.  YES  ☒ NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  ☒ NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒ [Confirm no delinquent Form 4 filings]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a Smaller reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐ NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on March 31, 2011, as reported by the NYSE Amex Equities, was $14,508,900.

As of December 22, 2011, there were issued and outstanding 14,446,836 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Energy Services of America Corporation
Annual Report On Form 10-K
For The Fiscal Year Ended
September 30, 2011

Table of Contents

PART I

ITEM 1.	Business	1

ITEM 1A.	Risk Factors	5

ITEM 1B.	Unresolved Staff Comments	8

ITEM 2.	Properties	8

ITEM 3.	Legal Proceedings	8

ITEM 4.	Removed and Reserved	9

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	9

ITEM 6.	Selected Financial Data	10

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	19

ITEM 8.	Financial Statements and Supplementary Data	19

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	19

ITEM 9A.	Controls and Procedures	19

ITEM 9B.	Other Information	21

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance	21

ITEM 11.	Executive Compensation	27

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	32

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	34

ITEM 14.	Principal Accountant Fees and Services	35

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules	36

Signatures		38

PART I

ITEM 1.	Business

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

Overview

    On September 6, 2006, we completed our initial public offering of 8,600,000 units. Each unit consisted of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. On September 28, 2011, we completed an exchange offer pursuant to which we exchanged 8 ½ warrants for one share of common stock.  Following the completion of the exchange offer any warrants which were not exchanged expired on October 12, 2011.  On November 14, 2011, we delisted from the NYSE AMEX the warrants and units.  Following the completion of the exchange offer and expiration of the warrants that were not tendered, we had 14,446,836 shares of common stock issued and outstanding and no warrants or units outstanding.

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

    Our Consolidated Revenues for the year ended September 30, 2011 were approximately $143 million, of which 74% was attributable to gas work, 18% to electrical services, and 8% to water and sewer installations and other ancillary services.  Our consolidated revenues for the year ended September 30, 2010 were $218 million, of which 74% was attributable to gas work, 20% to electrical services, and 6% to water and sewer installations and other ancillary services

    ESA operates primarily in the Mid-Atlantic region of the country though our projects can be nationwide.  The work includes a combination of both interstate and intrastate pipelines that move natural gas from the producing regions to consumption regions.  The Company also offers other services indicated above. The Company does not own or is not directly involved in the exploration, transportation or refinement of oil and natural gas nor any of the facilities used for transporting electricity.  The Company has established relationships with numerous customers which include many of the leading companies in the industries we serve.

Representative Customer list:

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

Backlog/New Business

    Our Company’s backlog represents contracts for services that have been entered into but which have not yet been processed.  At September 30, 2011, Energy Services had a backlog of $128.5 million on work to be completed on existing contracts.  At September 30, 2010, the Company had a backlog of $47.8 million.  Due to the timing of ESA’s construction contracts and the long-term nature of some of our projects, portions of our backlog may not be completed in the current fiscal year.   Most of the Company’s projects can be completed in a short period of time, typically two to five months.  Larger projects usually take seven to eighteen months to be completed.  As a general rule, work starts shortly after the signing of the contract.  During the past fiscal year adverse weather conditions have resulted in significant delays in the start and completion of contracts.  These delays resulted in higher costs to the Company adversely affecting our net results from operations.

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

Industry Factors

    Energy Services’  revenues, cash flows and earnings are substantially dependent upon, and affected by, the level of natural gas exploration development activity and the levels of work on existing pipelines as well as the level of demand for our electrical services.  Such activity and the resulting level of demand for pipeline construction and related services and electrical services are directly influenced by many factors over which the Company has no control.  Such factors include the market prices of natural gas and electricity, market expectations about future prices, the volatility of such prices, the cost of producing and delivering natural gas and electricity, government regulations and trade restrictions, local and international political and economic conditions, the development of alternate energy sources, changes in the tax code that affect the energy industry, and the long-term effects of worldwide energy conservation measures.  Substantial uncertainty exists as to the future level of natural gas exploration and development activity as well as the demand for our electrical services.

    Energy Services cannot predict the future level of demand for its construction services, future conditions in the pipeline or electrical construction industry or future pipeline and electrical construction rates.

    Energy Services maintains banking relationships with four financial institutions and has lines of credit and borrowing facilities with these institutions.   While there is no reason to believe that such lines will not be available, any delays getting the lines funded could create difficulties for the Company.  The Company’s facilities have been sufficient to provide the working capital necessary to complete their ongoing projects. One of the keys to maintaining the Company’s growth will be the establishment and maintenance of sufficient lines of credit to provide cash flow to fund the Company’s projects.

Competition

    The pipeline construction industry is a highly competitive business characterized by high capital and maintenance costs.  Pipeline contracts are usually awarded through a competitive bid process and, while the Company believes that operators consider factors such as quality of service, type and location of equipment, or the ability to provide ancillary services, price and the ability to complete the project in a timely manner are the primary factors in determining which contractor is awarded a job.  There are a number of regional and national competitors that offer services similar to Energy Services.  Certain of the Company’s competitors have greater financial and human resources than Energy Services, which may enable them to compete more efficiently on the basis of price and technology.  The Company’s largest competitors are Otis Eastern, Miller Pipeline, Brown Electric, Summit Electric and Apex Pipeline.

Operating Hazards and Insurance

    Energy Services’ operations are subject to many hazards inherent in the pipeline construction business, including, for example, operating equipment in mountainous terrain, people working in deep trenches and people working in close proximity to large equipment.  These hazards could cause personal injury or death, serious damage to or destruction of property and equipment, suspension of drilling operations, or substantial damage to the environment, including damage to producing formations and surrounding areas.  Energy Services seeks protection against certain of these risks through insurance, including property casualty insurance on its equipment, commercial general liability and commercial contract indemnity, commercial umbrella and workers’ compensation insurance.

    The Company’s insurance coverage for property damage to its equipment is based on estimates of the cost of comparable used equipment to replace the insured property.  There is a deductible per occurrence on rigs and equipment of $2,500 and $2,500 for damage to miscellaneous tools.  The Company also maintains third party liability insurance and a commercial umbrella policy.  Energy Services believes that it is adequately insured for public liability and property damage to others with respect to its operations.  However, such insurance may not be sufficient to protect Energy Services against liability for all consequences of well disasters, extensive fire damage or damage to the environment.

Government Regulation and Environmental Matters

    General.  Energy Services’ operations are affected from time to time in varying degrees by political developments and federal, state and local laws and regulations. In particular, natural gas production, operations and the profitability of the gas industry are or have been affected by price controls, taxes and other laws relating to the natural gas industry, by changes in such laws and by changes in administrative regulations. Although significant capital expenditures may be required to comply with such laws and regulations, to date, such compliance costs have not had a material adverse effect on the earnings or competitive position of Energy Services. In addition, Energy Services’ operations are vulnerable to risks arising from the numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection.

    Environmental Regulation.  Energy Services’ activities are subject to existing federal, state and local laws and regulations governing environmental quality, pollution control and the preservation of natural resources. Such laws and regulations concern, among other things, the containment, disposal and recycling of waste materials, and reporting of the storage, use or release of certain chemicals or hazardous substances. Numerous federal and state environmental laws regulate drilling activities and impose liability for discharges of waste or spills, including those in coastal areas. The Company has conducted pipeline construction in or near ecologically sensitive areas, such as wetlands and coastal environments, which are subject to additional regulatory requirements. State and federal legislation also provide special protections to animal and marine life that could be affected by the Company’s activities. In general, under various applicable environmental programs, The Company may potentially be subject to regulatory enforcement action in the form of injunctions, cease and desist orders and administrative, civil and criminal penalties for violations of environmental laws. Energy Services may also be subject to liability for natural resource damages and other civil claims arising out of a pollution event.  The Company would be responsible for any pollution event that was determined to be caused by its actions.  It has insurance that it believes is adequate to cover any such occurrences.

    Environmental regulations that affect Energy Services’ customers also have an indirect impact on Energy Services. Increasingly stringent environmental regulation of the natural gas industry has led to higher drilling costs and a more difficult and lengthy well permitting process.

    The primary environmental statutory and regulatory programs that affect Energy Services’ operations include the following:  Department of Transportation regulations, regulations set forth by agencies such as the Federal Energy Regulatory Commission and various environmental agencies including state, federal and local government.

    Health and Safety Matters. Energy Services’ facilities and operations are also governed by various other laws and regulations, including the federal Occupational Safety and Health Act, relating to worker health and workplace safety. As an example, the Occupational Safety and Health Administration has issued the Hazard Communication Standard. This standard applies to all private-sector employers, including the natural gas exploration and producing industry.  The Hazard Communication Standard requires that employers assess their chemical hazards, obtain and maintain certain written descriptions of these hazards, develop a hazard communication program and train employees to work safely with the chemicals on site. Failure to comply with the requirements of the standard may result in administrative, civil and criminal penalties. Energy Services believes that appropriate precautions are taken to protect employees and others from harmful exposure to materials handled and managed at its facilities and that it operates in substantial compliance with all Occupational Safety and Health Act regulations. While it is not anticipated that Energy Services will be required to make material expenditures by reason of such health and safety laws and regulations, Energy Services is unable to predict the ultimate cost of compliance with these changing regulations.

Research and Development/Intellectual Property

    Energy Services has not made any material expenditure for research and development.   Energy Services does not own any patents, trademarks or licenses.

Legal Proceedings

    Energy Services is not a party to any legal proceedings, other than in the ordinary course of business, that if decided in a manner adverse to the Company would be materially adverse to Energy Services’ financial condition or results of operations. At September 30, 2011, the Company was not involved in any material legal proceedings, the outcome of which would have a material adverse effect on its financial condition or results of operations.

Facilities and Other Property

    The Company and its subsidiaries own the property where its subsidiary C J Hughes is located.  All other facilities are leased including the corporate headquarters.   The total amount of the lease payments for the various locations is $25,700 per month.  The Company’s management believes that its properties are adequate for the business it conducts.

Employees

    As of September 30, 2011, the Company had approximately 771 employees including management. A number of the Company’s employees are represented by trade unions represented by various collective bargaining units.   Energy Services’ management believes that the Company’s relationship with its employees is good.

ITEM 1A.	Risk Factors

    Our business is subject to a variety of risks and uncertainties, including, but not limited to, the risk and uncertainties described below.  The risks and uncertainties described below are not the only ones we may face.  Additional risks and uncertainties not known to us or not described below also may impair our business operations.  If any of the following risks actually occur, our business financial condition and results of operations could be harmed and we may not be able to achieve our expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” under Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the section entitled “Forward looking statements”.

Our operating results may vary significantly from quarter to quarter.

    We typically experience lower volumes and lower margins during the winter months due to lower demand for our pipeline services and more difficult operating conditions.  Also, other items that can materially affect our quarterly results include:

Adverse weather
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

    The lack of a significant recovery from the severe recession that occurred in the U.S. during the 2008 and 2009 calendar years resulted in many of our customers, delaying, cancelling or modifying many projects in 2010 and 2011.   It is uncertain that the recovery will be sustained.

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
Adjust quickly to changes in our industry

    The weak recovery could significantly limit the number and size of projects that we have the opportunity to bid on.  Many of the factors that could limit our internal growth may be beyond our control and therefore limit our ability to grow.

Our industry is highly competitive.

    Our industry has been and remains competitive with competitors ranging from small owner operated companies to large public companies.  Within that group there may be companies with lower overhead who may be able to price their services at lower levels than we can.   Accordingly, if that occurs, our business opportunities could be severely limited.

The type of contracts we obtain could adversely affect our profitability.

    We enter into various types of contracts, some fixed price, some variable pricing.  On fixed price contracts our profits could be curtailed or eliminated by unanticipated pricing increases associated with the contract.

Changes by the government in laws regulating the industries we serve could reduce our volumes.

    If the government enacts legislation that has serious impact on the industries we serve, it could lead to the curtailment of capital projects in those industries and therefore lead to lower volumes for our Company.

Many of our contracts can be cancelled or delayed or may not be renewed upon completion.

    If our customers should cancel or delay many projects, our revenues could be reduced if we are unable to replace these contracts with others.  Also, we have contracts that expire and are rebid periodically.   If we are unsuccessful in rebidding those contracts, that could curtail our revenue as well.

Our business requires a skilled labor force and if we are unable to attract and retain qualified employees our ability to maintain our productivity could be impaired.

    Our productivity depends upon our ability to employ and maintain skilled personnel to meet our requirements.   Should some of our key managers leave us, it could limit our productivity.  Also, many of our labor personnel are trade union members.  Should we encounter problems associated with our union employees or if we are unable to employ sufficient available operators, welders, or other skilled labor, our production could be significantly curtailed.

Our backlog may not be realized.

    Our backlog could be reduced due to cancellation of projects by customers and/or reductions in scope of the projects.  Should this occur, our anticipated revenues would be reduced unless we were able to replace those contracts.

We extend credit to customers for purchases of our services and therefore have risk that they may not be able to pay us.

    While we have not had any significant problems with collections of accounts receivables historically, should there be an economic downturn our customers’ inability to pay us would be compromised, and this may curtail our operations and ability to operate profitably.

Our financial condition could be impacted by goodwill impairment.

    We are required under Generally Accepted Accounting Principles to annually test our goodwill for impairment.  Goodwill is an intangible asset that represents the excess amount we pay for a business including liabilities assumed over the fair value of the tangible and intangible assets of the business we acquire.  We have recorded on our books at September 30, 2011 a total of $36,914,021 of goodwill.  We had the required annual testing done as of July 1, 2011 by an outside party and the findings were that the goodwill we have recorded was not impaired.   However, should the acquired companies experience downturns which would indicate a lesser value, future tests could indicate goodwill impairment which would result in a write down of the goodwill asset and a reduction in equity and therefore the book value of the Company.

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

Our dependence on suppliers subcontractors and equipment manufacturers could expose us to risk of loss in our operations.

    On certain projects, we rely on suppliers to obtain the necessary materials and subcontractors to perform portions of our services.  We also rely on equipment manufacturers to provide us with the equipment needed to conduct our operations.  Any limitation on the availability of materials or equipment or failure to complete work on a timely basis by subcontractors in a quality fashion, could lead to added costs and therefore lower profitability for the Company.

During the ordinary course of business, we may become subject to lawsuits or indemnity claims, which could materially and adversely affect our business and results of operations.

    From time to time, we may in the ordinary course of business be named as a defendant in lawsuits, claims and other legal proceedings. These actions may seek, among other things, compensation for alleged personal injury, worker’s compensation, employment discrimination, breach of contract, property damages, civil penalties and other losses of injunctive or declaratory relief.   Also, we often indemnify our customers for claims related to the services we provide and actions we take under our contracts with them.  Because our services in certain instances may be integral to the operation and performance of our customers’ infrastructure, we may become subject to lawsuits or claims for any failure of the systems we work on.   While we insure against such claims, the outcomes of any of the lawsuits, claims or legal proceedings could result in significant costs and diversion of management’s attention to the business.  Payments of significant amounts, even if reserved, could adversely affect our reputation, liquidity and results of operations.

A portion of our business depends on our ability to provide surety bonds. We may be unable to compete on certain projects if we are not able to obtain the necessary surety bonds.

    Current or future market conditions, including losses in the construction industry or as a result of large corporate bankruptcies, as well as changes in our sureties’ assessment of our operating and financial risk, could cause our surety providers to decline to issue or renew, or substantially reduce the amount of bonds for our work or could increase our bonding costs.  These actions could be taken on short notice.  Since a growing number of our customers require such bonding, should our surety providers limit or eliminate our access to bonding, our performance could be negatively impacted if we are unable to replace the bonded business with work that does not require bonding or if we are unable to provide other means of securing the jobs performance such as with letters of credit or cash.

We may not be successful in continuing to meet the requirements of the Sarbanes-Oxley Act of 2002.

    The Sarbanes –Oxley Act of 2002 has many requirements applicable to us regarding corporate governance and financial reporting.  If we are unable to establish and maintain appropriate controls as required, the failure to do so could result in a decrease in the market value of our stock and result in reduced ability to obtain financing, the potential loss of customers and the additional expenditures to meet the requirements.

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

    At September 30, 2011, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	Removed and Reserved
PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

    (a)           Our common stock is listed on the NYSE Amex Equities under the symbol ESA.  On September 28, 2011 we completed an exchange offer whereby we exchanged 8.5 warrants for one share of common stock.  As a result of the exchange offer our outstanding common stock totalled 14,446,836 shares.  On October 12, 2011 the term of the remaining warrants expired.  Prior to their expiration our warrants and our units were listed on the NYSE AMEX Equities under the symbols ESA.U and ESA.W, respectively.  The following table sets forth the range of high and low sales prices for the units, common stock and warrants during each of the last two fiscal years.

Units

Fiscal 2010	High	Low	Dividends
Quarter ended December 31, 2009	$4.40	$3.01	$—
Quarter ended March 31, 2010	4.60	2.65	—
Quarter ended June 30, 2010	4.75	3.08	—
Quarter ended September 30, 2010	5.70	3.25	—

Fiscal 2011	High	Low	Dividends
Quarter ended December 31, 2010	$6.24	$3.00	$—
Quarter ended March 31, 2011	6.05	4.20	—
Quarter ended June 30, 2011	4.50	3.01	—
Quarter ended September 30, 2011	3.45	2.43	—

Common Stock

Fiscal 2010	High	Low	Dividends
Quarter ended December 31, 2009	$3.60	$2.75	$—
Quarter ended March 31, 2010	3.60	2.12	—
Quarter ended June 30, 2010	3.85	3.03	—
Quarter ended September 30, 2010	4.59	2.90	—

Fiscal 2011	High	Low	Dividends
Quarter ended December 31, 2010	$5.20	$3.21	$—
Quarter ended March 31, 2011	5.32	3.16	—
Quarter ended June 30, 2011	3.77	2.66	—
Quarter ended September 30, 2011	2.99	1.70	—

Warrants

Fiscal 2010	High	Low	Dividends
Quarter ended December 31, 2009	$0.70	$0.46	$—
Quarter ended March 31, 2010	0.59	0.24	—
Quarter ended June 30, 2010	0.56	0.38	—
Quarter ended September 30, 2010	1.00	0.30	—

Fiscal 2011	High	Low	Dividends
Quarter ended December 31, 2010	$0.79	$0.41	$—
Quarter ended March 31, 2011	0.73	0.36	—
Quarter ended June 30, 2011	0.52	0.27	—
Quarter ended September 30, 2011	0.37	0.07	—

    As of September 30, 2011, there were two holders of record of our units, fifteen holders of record of our common stock and eight holders of record of our warrants.

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

Overview

    Energy Services was formed on March 31, 2006, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business.  It operated as a “blank check company” until August 15, 2008 at which time it completed the acquisitions of ST Pipeline, Inc. and C J Hughes Construction Company, Inc.  S.T. Pipeline and CJ Hughes are considered predecessor companies to Energy Services.  The Company acquired S.T. Pipeline for $16.2 million in cash and $3.0 million in a promissory note.  The C J Hughes purchase price totaled $34 million, one half of which was in cash and one half in Energy Services common stock.  The acquisitions were accounted for under the purchase method.

    Energy Services is engaged in providing contracting services for energy related companies.  Currently Energy Services primarily services the Gas, Oil and Electrical industries though it does some other incidental work.  For the Gas industry, the Company is primarily engaged in the construction, replacement and repair of natural gas pipelines and storage facilities for utility companies and private natural gas companies.  Energy Services is involved in the construction of both interstate and intrastate pipelines, with an emphasis on the latter.  For the Oil industry the Company provides a variety of services relating to pipeline, storage facilities and plant work.  For the Electrical industry, the Company provides a full range of electrical installations and repairs including substation and switchyard services, site preparation, packaged buildings, transformers and other ancillary work with regards thereto.  Energy Services’ other services include liquid pipeline construction, pump station construction, production facility construction, water and sewer pipeline installations, various maintenance and repair services and other services related to pipeline construction.  The majority of the Company’s customers are located in West Virginia, Virginia, Ohio, Pennsylvania, Kentucky and North Carolina.  The Company builds, but does not own, natural gas pipelines for its customers that are part of both interstate and intrastate pipeline systems that move natural gas from producing regions to consumption regions as well as building and replacing gas line services to individual customers of the various utility companies.  Our consolidated operating revenues for the year ended September 30, 2011 were $143.4 million which 74% was attributable to gas work, 18% to electrical services and 8% to water and sewer installations and other ancillary services.  The Company had consolidated operating revenues of $218 million for the year ended September 30, 2010 of which 74% was attributable to gas work, 20% to electrical services customers, and 6% for water and sewer installation and other ancillary services.

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

Seasonality: Fluctuation of Results

    Our revenues and results of operations can and usually are subject to seasonal variations.  These variations are the result of weather, customer spending patterns, bidding seasons and holidays.  The first quarter of the calendar year is typically the slowest in terms of revenues because inclement weather conditions causes delays in production and customers usually do not plan large projects during that time.  While usually better than the first quarter, the second quarter often has some inclement weather which can cause delays in production, reducing the revenues the Company receives and/or increasing the production costs.  The third quarter usually is least impacted by weather and usually has the largest number of projects underway.  The fourth quarter is usually lower than the third due to the various holidays.  Many projects are completed in the fourth quarter and revenues are often impacted by customers seeking to either spend their capital budget for the year or scale back projects due to capital budget overruns.

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

Understanding Gross Margins

    Our gross margin is gross profit expressed as a percentage of revenues.  Cost of revenues consists primarily of salaries, wages and some benefits to employees, depreciation, fuel and other equipment costs, equipment rentals, subcontracted services, portions of insurance, facilities expense, materials and parts and supplies.  Various factors, some controllable, some not impact our gross margin on a quarterly or annual basis.

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

    Revenue Mix. The mix of revenues between customer types and types of work for various customers will impact gross margins.  Some projects will have greater margins while others that are extremely competitive in bidding may have narrower margins.

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

    Materials versus Labor.  Typically materials supplied on projects have lower margins than labor.  Accordingly, projects with a higher material cost in relation to the entire job will have a lower overall margin.

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

Results of Operations

    The following table sets forth the Consolidated Statement of Operations for the years ended September 30, 2011 and 2010.

	Year Ended September 30,
	2011		2010
	(Dollars in thousands)
	Amount	Percent	Amount	Percent
Contract Revenues	$143,426	100.0%	$218,288	100.0%
Cost of Revenues	136,585	95.2	193,916	88.8
Gross Profit	6,841	4.8	24,372	11.2
Selling, general and administrative expenses	13,269	9.3	12,733	5.8
Income (loss) from operations before taxes	(6,428)	(4.5)	11,639	5.3
Interest Income	3	0.0	56	0.0
Interest Expense	(1,821)	(1.3)	(1,842)	(0.8)
Other Income	24	0.0	292	0.1
Income (loss) before Income Taxes	(8,222)	(5.7)	10,145	4.6
Income taxes	(2,946)	(2.1)	4,373	2.0
Net Income (Loss)	$(5,276)	(3.7)%	$5,772	2.6%

Earnings (loss) Per Share-Basic	(0.44)		0.48
Earnings (loss) Per Share-Diluted	(0.44)		0.48

2011 compared to 2010

    Revenues.  Revenue decreased  $74.9 million or 34.3% to $143.4 million for the year ended September 30, 2011.  The decrease was primarily driven by two major factors.  The weather during this period was extreme.  We experienced more rain in areas where projects were on-going this year than we have in the prior fifteen years.  As a result many projects were delayed or canceled.   One major project was delayed until 2012.   The second major factor was that in 2010 we completed two major projects that were not replaced by similar projects in 2011.

    Costs of Revenues.   Cost of revenues decreased by $57.3 million or 29.6% to $136.6 million for the year ended September 30, 2011.  Cost of revenues decrease was driven by the factors mentioned above.  Costs of revenues were greater than expected due to lower productivity reflecting weather delays, causing losses on some projects.

    Gross Profit.  Gross profits decreased by $17.5 million or 71.9% to $6.8 million for the year ended September 30, 2011.  The decrease was due to the items mentioned above.

    Selling, general and administrative expenses.  Selling, general and administrative expenses increased by $536,000 or 4.2% to $13.3 million for the year ended September 30, 2011.  The increase was primarily driven by the increase in professional fees related to the warrant conversion.

    Income from operations.  Income from operations decreased by $18.1 million or 155.2% to a loss of $6.4 million for the year ended September 30, 2011.  The decrease in net income reflects the effects of the items mentioned above.

    Interest Expense.  Interest expense decreased by $20,000 or 1.1% to $1.82 million for the year ended September 30, 2011.  The decrease was due to a minor decrease in borrowings to fund operating costs.

    Income Taxes.  Income tax benefit for the period ending September 30, 2011 was $2.9 million as compared to an expense of $4.4 million for the period ending September 30, 2010.  The Company’s effective tax rate was 35.8% for the period ending September 30, 2011 and 43.1% for the period ending September 30, 2010.

    Net Income(Loss).  We incurred a net loss of $5.3 million for the year ended September 30, 2011 compared with net income of $5.8 million in fiscal 2010.

Comparison of Financial Condition

    The Company had total assets of $111.0 million at September 30, 2011 a decrease of $17.9 million from the prior fiscal year end balance.   Some primary components of the balance sheet were accounts receivable which totaled $19.1 million, a decrease of $6.7 million from the prior year end balances and estimated earnings in excess of billings of $12.6 million, a decrease of $7.7 million from the prior year end.  Other major categories of assets at September 30, 2011 included cash of $3 million, an increase of $389,000 from the prior year balance as well as net fixed assets of $23.8 million, a decrease of $3.3 million from prior year balance.

    Liabilities totaled $56.1 million a decrease of $12.7 million from the prior year balance. Current maturities of long-term debt was reduced by $2.0 million.  Accounts payable and accrued expenses decreased by $13.4 million as a result of the decreases in expenses discussed above. Stockholders’ equity was $54.9 million a decrease of $5.2 million from the prior year due to the net loss generated by the Company in 2011.

Liquidity and Capital Resources

Cash Requirements

    We anticipate that our cash and cash equivalents on hand at September 30, 2011 which totaled $3.0 million along with our credit facilities available to us and our anticipated future cash flows from operations will provide sufficient cash to meet our operating needs.  However, with the increased demand for our services, we could be faced with needing significant additional working capital. We are currently working to secure additional working capital.  Limited access to additional working capital could limit the Company’s ability to grow and affect the Company’s overall liquidity.

Sources and Uses of Cash

    As of September 30, 2011, we had $3.0 million in cash, working capital of $14.9 million and long term debt net of current maturities of $13.6 million.  The maturities of the total long term debt are as follows.

2012	$4,823,076
2013	5,553,976
2014	2,980,812
2015	2,846,166
2016	2,232,779
Thereafter	7,453
Total	$18,444,262

Line of Credit

    The Company has established a eighteen million ($18,000,000) Line of Credit agreement with a regional bank.  Interest will accrue on the line of credit at an annual rate based on the “Wall Street Journal” Prime Rate (the Index) with a floor of six percent (6.0%).  Cash available under the line is calculated based on a percentage of the Company’s accounts receivable with certain exclusions.  Major items excluded from calculation are certain percentages of receivables from bonded jobs and retainage as well as items greater than one hundred twenty (120) days old.  At September 30, 2011 the Company had $4.1 million available on the line.  A portion of the line of credit was used to repay other outstanding loan balances.

The following are the major covenants of the line:

1.	Current Ratio must be not less than 1.5. As of September 30, 2011 our current ratio was 1.42 to 1. This covenant was waived for ninety days.

2.	Debt to tangible net worth must not exceed 3.5. As of September 30, 2011 this ratio was 3.12 to 1.

3.	Capital Expenditures (CAPEX) must not exceed $7.5 million per year. CAPEX from the loan date was approximately $320,000.

4.	Dividends shall not exceed 50% of taxable income without prior bank approval. No dividends have been declared.

We were in compliance with, or have obtained waivers for all loan covenants as of the period ending September 30, 2011.

Off-Balance Sheet transactions

Due to the nature of our industry, we often enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets.  Though for the most part not material in nature, some of these are:

Leases

Our work often requires us to lease various facilities, equipment and vehicles.  These leases usually are short term in nature, one year or less though at times we may enter into longer term leases when warranted.  By leasing equipment, vehicles and facilities, we are able to reduce our capital outlay requirements for equipment vehicles and facilities that we may only need for short periods of time.  The Company currently rents two pieces of real estate from stockholders-directors of the company under long-term lease agreements.  The one agreement calls for monthly rental payments of $5,000 and extends through August 15, 2014.  The second agreement is for the Company’s headquarter offices and is rented from a corporation in which two of the Company’s directors are shareholders.  The agreement began November 1, 2008 and runs through 2011 with options to renew.  This agreement calls for a monthly rental of $7,500 per month.  The Company also rents office and shop space from other independent lessors.  The office space rental is $11,000 per month and extends to December 2012.  The shop rental is $2,200 monthly and extends to October 2012.

Letters of Credit

Certain of our customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors, vendors, etc. on various customer projects.  At September 30, 2011, the Company had no outstanding Letters of Credit.

Performance Bonds

Some customers, particularly new ones or governmental agencies, require us to post bid bonds, performance bonds and payment bonds.  These bonds are obtained through insurance carriers and guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors.  If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the insurer make payments or provide services under the bond.  We must reimburse the insurer for any expenses or outlays it is required to make.  Depending upon the size and conditions of a particular contract, we may be required to post letters of credit or other collateral in favor of the insurer.  Posting of these letters or other collateral will reduce our borrowing capabilities.  Historically, the Company has never had a payment made by an insurer under these circumstances and does not anticipate any claims in the foreseeable future.  At September 30, 2011, we had $111 million in performance bonds issued by the insurer outstanding.

Concentration of Credit Risk

In the ordinary course of business the company grants credit under normal payment terms, generally without collateral, to our customers, which include natural gas and oil companies, general contractors, and various commercial and industrial customers located within the United States.  Consequently, we are subject to potential credit risk related to business and economic factors that would affect these companies.  However, we generally have certain statutory lien rights with respect to services provided.  Under certain circumstances such as foreclosure, we may take title to the underlying assets in lieu of cash in settlement of receivables.  The company had only four customers that exceeded ten percent of revenues or receivables for the year ended September 30, 2011.  The Company had two customers that represented 11.5% and 12.8% of revenues and two other customers that represented 13.4% and 18.2% of accounts receivable for the year ended September 30, 2011.

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

Inflation

Due to relatively low levels of inflation during the years ended September 30, 2011 and 2010, inflation did not have a significant effect on our results.

New Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08, "Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment", which amends the procedures for impairment testing of goodwill. This standard allows the use of qualitative factors in determining if goodwill impairment is more likely than not to exist. If qualitative information indicates that it is not more likely than not that impairment of goodwill exists, then the quantitative two step impairment test will not be required. The Company will adopt this standard in the fourth calendar quarter of 2011. Adoption of the new guidance, in itself, will not have an impact on the Company's statements of income and financial condition.

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

Income Taxes

        The Company and all subsidiaries file a consolidated federal and various state income tax returns on a fiscal year basis.  With few exceptions, the company is no longer subject to U.S. federal, state, or local income tax examinations for years ending prior to September 30, 2008.

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

Goodwill

The Company has selected July 1 as the date of the annual goodwill impairment evaluation, which is the first day of our fourth fiscal quarter.  Goodwill was assigned to the operating units at the time of acquisition.  The  reporting units to which goodwill was assigned  are CJ Hughes (“CJ”), Contractors Rental Corp (a subsidiary of CJ Hughes)“CRC”), Nitro Electric (a subsidiary of CJ Hughes-“Nitro”) and to ST Pipeline.  The assignment to CJ consolidated and ST Pipeline was based on the purchase price of each company.  Both purchases were supported by fairness opinions.  The allocation of the goodwill arising from the purchase of CJ was allocated between CJ/CRC and Nitro based on an internally prepared analysis of the relative fair values of each unit.

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

The Company has determined that its operating units meet the criteria for aggregation and can be deemed a single reporting unit because of their similar economic characteristics.  The July 1, 2011 annual impairment testing indicates that the fair value of the aggregated operating units is at least 10% higher than the carrying value at that date.   Management is not aware of any changes in circumstances since the impairment test date that would indicate that goodwill might be impaired.

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

Self Insurance

The Company has its workers’ compensation, general liability and auto insurance through a captive insurance company.  While the Company believes that this arrangement has been very beneficial in reducing and stabilizing insurance costs the Company does have to maintain a restricted cash account to guarantee payments of premiums. That restricted account had a balance of $1.4 million as of September 30, 2011.  An additional amount of approximately $554,000 will be required by December 31, 2011. Should the captive experience severe losses over an extended period, it could have a detrimental effect on the Company.

Current and Non-Current Accounts Receivable and Provision for Doubtful Accounts

The Company provides an allowance for doubtful accounts when collection of an account is considered doubtful.  Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates relating to, among others, our customer’s access to capital, our customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer.  While most of our customers are large well capitalized companies, should they experience material changes in their revenues and cash flows or incur other difficulties and not be able to pay the amounts owed, this could cause reduced cash flows and losses in excess of our current reserves.  At September 30, 2011, the management review deemed that the allowance for doubtful accounts was adequate to cover any anticipated losses.

Outlook

The following statements are based on current expectations.  These statements are forward looking, and actual results may differ materially.

Prior to the general economic crisis that severely impacted demand in 2009, our customers were experiencing high demands for their products, particularly natural gas.  Currently, we are seeing the increased demand for our services and accordingly, we would expect to see projected spending for our customers on their transmission and distribution systems increasing dramatically over the next few years.  However, with the current uncertainty in the economy the demand for the customer’s project could wane and also their ability to fund planned projects could be reduced.  The Company’s backlog at September 30, 2011 was $128.5 million and while adding additional business projects appears likely, no assurances can be given that the Company will be successful in bidding on projects that become available.  Moreover, even if the Company obtains contracts, there can be no guarantee that the projects will go forward if the current economic instability continues.

If the increased demand anticipated in fiscal 2012 continues, we believe that the Company will have opportunities to continue to improve both revenue volumes and the margins thereon.  However, as noted above, if the current economic conditions persist, growth could be limited.

If growth continues, we will be required to make additional capital expenditures for equipment to keep up with that need.  Currently, it is anticipated that in fiscal 2012, the Company’s needed capital expenditures will be between $2 million and $4 million dollars.  However, if the customer demands continue to grow, this number could change dramatically.  Significantly higher capital expenditure requirements could of course put a strain on the Company’s cash flows and require additional borrowings.

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

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only Management’s report in this Annual Report.

/s/ Edsel R. Burns
Edsel R. Burns
Chief Executive Officer

/s/ Larry A. Blount
Larry A. Blount
Chief Financial Officer

The report set forth under this Item 9AT (b) shall not have been deemed filed for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of Section 18.

(c)  Changes in Internal Controls over Financial Reporting

There has been no change in Energy Services of America Corp.’s internal control over financial reporting during Energy Services of America Corporation’s fourth quarter of fiscal year 2011 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The principal occupation during the past five years of each director and executive officer is set forth below.  All directors and executive officers have held their present positions since our inception unless otherwise stated.

Marshall T. Reynolds has served as Chairman of the Board of Directors since our inception. Mr. Reynolds has served as Chief Executive Officer and Chairman of the Board Directors of Champion Industries, Inc., a commercial printer, business form manufacturer and supplier of office products and furniture, from 1992 to the present, and sole stockholder from 1972 to 1993; President and General Manager of The Harrah & Reynolds Corporation, from 1964 (and sole stockholder since 1972) to present; Chairman of the Board of Directors of the Pullman Plaza Hotel in Huntington, West Virginia; and Chairman of the Board of Directors of McCorkle Machine and Engineering Company in Huntington, West Virginia. Mr. Reynolds is also Chairman of the Board of Directors of First Guaranty Bank in Hammond, Louisiana; and Chairman of the Board of Directors of Premier Financial Bancorp, Inc. in Huntington, West Virginia. Mr. Reynolds is the father of Jack Reynolds and Douglas Reynolds.  Mr. Reynolds varied career as a business leader and experience in a number of industries qualifies him to be on the Board of Directors.

Jack M. Reynolds served as President and Chief Financial Officer from our inception until September 2008 and a has been a member of our Board of Directors since our inception.  Mr. Reynolds has been a Vice President of Pritchard Electric Company since 1998.  Pritchard is an electrical contractor providing electrical services to both utility companies as well as private industries.  Mr. Reynolds also serves as a Director of Citizens Deposit Bank of Vanceburg, Kentucky.  Mr. Reynolds is the son of Marshall Reynolds and the brother of Douglas Reynolds.  Mr. Reynolds lengthy service at Pritchard Electric and knowledge of the contracting industry provides hands on expertise to the Board of Directors.

Edsel R. Burns has been a Director since our inception and has served as President of the Company since September 2008.  Mr. Burns was President and Chief Executive Officer of C. J. Hughes Construction Company, Inc., a wholly owned subsidiary of the Company, from September of 2002 to November 2008.  C. J. Hughes is an underground utility construction company specializing in gas and water line replacement as well as utility environmental issues.  From January 2002 to September of 2002, Mr. Burns was self-employed as an independent financial consultant to banks. From June of 2001 to December 2001, Mr. Burns was the Chief Financial Officer for Genesis Health Systems, a holding company for a collaborative group of three hospitals, two in Huntington, West Virginia and one in Point Pleasant, West Virginia.  Mr. Burns is a Certified Public Accountant and is a member of the American Institute of Certified Public Accountants as well as the West Virginia and Ohio societies of CPAs.  He also is on the Board of Directors of Premier Financial Bancorp, Inc.  Mr. Burns varied experience with public companies and his financial expertise enables him to be a valued member of the Board.

Neal W. Scaggs has been a Director since our inception.  Mr. Scaggs has been president of Basiden Brothers, Inc. (retail and wholesale hardware) from 1963 to the present.  Mr. Scaggs is on the Boards of Directors of Premier Financial Bancorp, Inc. and Champion Industries, Inc.  Mr. Scaggs also serves as Chairman of the Board of Directors of Bucane, Inc.  Mr. Scaggs business experience in sales, marketing and capital markets provides a broad business perspective to the Board of Directors.

Joseph L. Williams has been a Director since our inception.  Mr. Williams is the Chairman and Chief Executive Officer of Basic Supply Company, Inc., which he founded in 1977.  Mr. Williams was one of the organizers and is a Director of First Sentry Bank, Huntington, West Virginia.  Mr. Williams was Chairman, President and Chief Executive Officer of Consolidated Bank & Trust Co., in Richmond, Virginia from 2007 until it merged with Premier Financial Bancorp, Inc. in 2009.  Mr. Williams is a former member of the West Virginia Governor’s Workforce Investment Council. He is a former Director of Unlimited Future, Inc. (a small business incubator) and a former Member of the National Advisory Council of the U.S. Small Business Administration.  Mr. Williams is a former Mayor and City Councilman of the City of Huntington, West Virginia.  He is a graduate of Marshall University with a degree in finance and is a former member of its Institutional Board of Governors.  Mr. Williams' investment and management experience provides the board of directors and important perspective in business development.

Richard M. Adams, Jr. was appointed to the Board of Directors on August 15, 2008. Mr. Adams has been the President of United Bank, Inc., a subsidiary of United Bankshares, Inc. since 2007.  Prior to his appointment as President, Mr. Adams was the Executive Vice President of United Bank, Inc.  He is also Executive Vice President of United Bankshares, Inc., a multi-state bank holding company doing business in Ohio, West Virginia, Virginia, Maryland, and Washington, D.C.  Mr. Adams experience in banking provides insight in finance which makes him a valued member of the board.

Keith Molihan was appointed to the Board of Directors on August 15, 2008. Mr. Molihan is a retired executive director of the Lawrence County Community Action Organization.  Mr. Molihan has served as Chairman of the Board of Directors of Ohio River Bank, Chairman of the Board of Directors of Farmers Bank of Eminence Kentucky and Chairman of the Board of EMEGA Turbine Technology, as well as President of the Lawrence County Ohio Port Authority and President of the Southeast Ohio Emergency Medical organization.  Mr. Molihan’s experience provides insights in the industrial aspects of the Company’s business.

Eric Dosch is the Chief Financial Officer of First Guaranty Bank located in Hammond, Louisiana.  Mr. Dosch has worked for First Guaranty Bank since 2003.  Prior to his association with First Guaranty, Mr. Dosch was a financial analyst with Livingston & Jefferson, a private asset management firm located in Cincinnati, Ohio.  Mr. Dosch is a CFA Charterholder and a graduate from The Graduate School of Banking at Louisiana State University.  Mr. Dosch obtained his undergraduate degree from Duke University.  Mr. Dosch’s experience in financial matters provides the Board of Directors with valuable insights in the areas of finance and risk assessment.

Douglas V. Reynolds is an attorney for Reynolds & Brown, PLLC.  Mr. Reynolds is the President of the Transylvania Corporation and a director of The Harrah and Reynolds Corporation.  Mr. Reynolds is a graduate of Duke University and holds a law degree from West Virginia University.  Mr. Reynolds is the son of Director Marshall T. Reynolds and brother of Jack M. Reynolds.  Mr. Reynolds’ varied experience and senior management roles with other companies make Mr. Reynolds a valuable member of the Board.

Nester S. Logan is the owner of S.S. Logan Packing Co. located in Huntington, Virginia.  Mr. Logan is a Director of First Sentry Bank.  Mr. Logan’s experience in the Company’s market area provides the Board with knowledge of business conditions in West Virginia and Ohio.

Samuel G. Kapourales is a Board Member of the West Virginia Health Care Authority and Kapourales Properties, LLC.  Mr. Kapourales serves as a Director of First National Bank of Williamson and First Bank of Charleston.  Mr. Kapourales’ varied business experience makes him a valuable member of the Board.

James Shafer is the president, and until its sale to Energy Services was the owner, of ST Pipeline.  Mr. Shafer’s knowledge of ST Pipeline’s business is invaluable to the Board’s consideration of strategic matters.

Larry A. Blount was appointed as Chief Financial Officer and Secretary of the Company.  Mr. Blount graduated from West Virginia State University with a Bachelor of Science degree in Business Administration and Accounting.  He is also a Certified Public Accountant.  Mr. Blount was employed by Union Boiler Company, in various capacities, including Staff Accountant, Internal Auditor, Chief Accountant and Controller, from 1980-1996.  From 1996-2003 he was Controller and Vice-President of Accounting and Finance for Williams Group International.  He served as Divisional Accounting Manager for Alberici Constructors from 2003-2005. From 2005-2007, Mr. Blount served as Vice President, Chief Financial Officer, Secretary and Treasurer for Nitro Electric Company.

Board Independence

The Board of Directors consists of a majority of “independent directors” within the meaning of the NYSE Amex corporate governance listing standards.  The Board of Directors has determined that Messrs. Scaggs, Williams, Adams, Molihan, Dosch, Logan and Kapourales are “independent directors” within the meaning of such standards. There were no transactions not required to be reported under “—Certain Relationships and Related Transactions” that were considered in determining the independence of our directors.

        The Board of Directors has adopted a policy that the independent directors of the Board of Directors shall meet in executive sessions periodically, which meetings may be held in conjunction with regularly scheduled board meetings.  No executive session was held during the fiscal year ended September 30, 2011.
.
Board Leadership Structure and Risk Oversight

Our board of directors is chaired by Mr. Marshall T. Reynolds, who is a non-executive director.  We separate the roles of Chief Executive Officer and Chairman of the Board in recognition of the differences between the two roles.  The Chief Executive Officer is responsible for overseeing the day to day operations of the Company.  The Chairman provides guidance to the Chief Executive Officer and, together with the entire board of directors helps develop the strategic plan for the Company.

The role of the board of directors in the Company’s risk oversight process includes receiving reports from senior management on areas of material risk to the Company, including operational, financial, legal, regulatory, strategic and reputational risk.  The full board reviews such reports and follows up with senior management to best determine how to address such risks.

Section 16(a) Beneficial Ownership Reporting Compliance

Our common stock is registered with the Securities and Exchange Commission pursuant to Section 12(b) of the Securities Exchange Act of 1934.  The officers and directors and beneficial owners of greater than 10% of our common stock are required to file reports on Forms 3, 4 and 5 with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of the common stock.  Securities and Exchange Commission rules require disclosure in our Proxy Statement or Annual Report on Form 10-K of the failure of an officer, director or 10% beneficial owner of our common stock to file a Form 3, 4 or 5 on a timely basis.  Based on our review of ownership reports required to be filed for the fiscal year ended September 30, 2011, all of our directors, officers and owners of more than 10% of our common stock filed these reports on a timely basis.

Meetings of the Board of Directors

During fiscal 2011, the Board of Directors held twelve regular meetings and no special meetings.  No director attended fewer than 75% in the aggregate of the total number of board meetings held.  All directors serving on our committees attended more than 75% of the total number of committee meetings on which they served during fiscal 2011.  Although not required, attendance of Board members at the Annual Meeting of Stockholders is encouraged.  All members of our Board of Directors attended the 2011 Annual Meeting of Stockholders.

Board Committees

The Board of Directors has an audit committee. Our audit committee charter is available for inspection at www.energyservicesofamerica.com.

Audit Committee.  The audit committee consisted of Messrs. Scaggs, Williams, Adams and Molihan with Mr. Scaggs acting as chairman of the committee in fiscal 2011.  The audit committee met four times during the fiscal year ended September 30, 2011.  All of the directors appointed to the audit committee are independent members of the board of directors, as defined by Securities and Exchange Commission rules and the NYSE Amex corporate governance listing standards. Each member of the audit committee is financially literate, and the Board of Directors has determined that Messrs. Adams and Molihan qualify as audit committee financial experts, as such term is defined by Securities and Exchange Commission rules.

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

The audit committee approved the appointment of Arnett & Foster P.L.L.C. to be our independent registered public accounting firm for the 2011 fiscal year.  A representative of Arnett & Foster P.L.L.C. is expected to attend the Annual Meeting.

Nominating Committees.  The Board has determined that the independent members of the Board of Directors will perform the duties of the nominating committee of the Board of Directors. The nominating committee does not have a written charter.  The nominating committee will (i) identify individuals qualified to become members of the Board of Directors and recommend to the Board of Directors the nominees for election to the Board of Directors; (ii) recommend director nominees for each committee to the Board of Directors; and (iii) identify individuals to fill any vacancies on the Board of Directors.  The nominating committee met one time during the fiscal year ended September 30, 2011.

The nominating committee of the Board identifies nominees by first evaluating the current members of the Board of Directors willing to continue in service.  Current members of the Board of Directors with skills and experience that are relevant to our business and who are willing to continue in service are first considered for re-nomination, balancing the value of continuity of service by existing members of the Board of Directors with that of obtaining a new perspective.  If any member of the Board of Directors does not wish to continue in service, or if the Board decides not to re-nominate a member for re-election, or if the size of the Board of Directors is increased, the independent directors would solicit suggestions for director candidates from all board members. The independent directors would seek to identify a candidate who at a minimum satisfies the following criteria:

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

The nominating committee will also take into account whether a candidate satisfies the criteria for “independence” under Securities and Exchange Commission rules and the NYSE Amex Listing Standard and, if a nominee is sought for service on the audit committee, the financial and accounting expertise of a candidate, including whether an individual qualifies as an “audit committee financial expert.”  The nominating committee will consider diversity in identifying nominees for director, but has no specific policy or established criteria in this regard.  The nominating committee seeks candidates who have a broad range of business experience when considering nominees to the Board of Directors.

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

●
he name and address of the stockholder as they appear on the our books and number of shares of our common stock that are owned beneficially by such stockholder (if the stockholder is not a holder of record, appropriate evidence of the stockholder’s ownership will be required);

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

Stockholder Communications with the Board

A stockholder who wants to communicate with the Board of Directors or with any individual director can write to the Corporate Secretary at 100 Industrial Lane, Huntington, West Virginia 25702, Attention:  Corporate Secretary.  The letter should indicate that the author is a stockholder and if shares are not held of record, should include appropriate evidence of stock ownership.  Depending on the subject matter, management will:

●	forward the communication to the director or directors to whom it is addressed;

●	attempt to handle the inquiry directly, i.e. where it is a request for information about us or it is a stock-related matter; or

●	not forward the communication if it is primarily commercial in nature, relates to an improper or irrelevant topic, or is unduly hostile, threatening, illegal or otherwise inappropriate.

At each board meeting, management shall present a summary of all communications received since the last meeting that were not forwarded and make those communications available to the directors.

The Compensation Committee

The compensation committee consists of directors Joseph L. Williams, Keith Molihan and Nester S. Logan. Each member of the compensation committee is considered “independent” as defined in the NYSE Amex corporate governance listing standards.  The Board of Directors has adopted a written charter for the Committee.

The compensation committee is appointed by the Board of Directors to assist the Board in developing compensation philosophy, criteria, goals and policies for our executive officers that reflect our values and strategic objectives. The committee reviews the performance of our executive officers and annually recommends to the full Board the compensation and benefits for our executive officers (including the Chief Executive Officer).  The committee administers our compensation plans.  The committee establishes the terms of employment and severance agreements/arrangements for executive officers. The committee recommends to the full Board the compensation to be paid to our directors and any affiliates for their service on the Board. Finally, the committee establishes annual compensation percentage increases for all employees.

For 2011, in making compensation decisions, the compensation committee did not use numerical formulas to determine changes in compensation for the named executive officers. The committee considered a variety of factors in its deliberations over executive compensation, emphasizing the profitability and scope of our operations, the experience, expertise and management skills of the named executive officers and their role in our future success, as well as compensation surveys prepared by professional firms to determine compensation paid to executives performing similar duties for similarly sized institutions.  While the quantitative and non-quantitative factors described above were considered by the committee, such factors were not assigned a specific weight in evaluating the performance of the named executive officers. In determining the Chief Executive Officer’s bonus, the Chairman of the Board also considers the above factors and makes a recommendation to the committee which authorizes such bonus. For the other named executive officers, the Chief Executive Officer considers the above factors and makes a recommendation to the committee which authorized their bonuses.

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

Executive and Director Compensation

We have adopted a compensation committee policy that reflects the compensation philosophy and objectives of the compensation committee.

Compensation Philosophy and Objectives

The compensation committee believes that an effective executive compensation program rewards the achievement of pre-established short term, long-term and strategic goals, and aligns executives’ interests with those of our stockholders.  The committee regularly evaluates both performance and compensation relative to other comparable publicly traded companies.  We also manage our named executive officers’ compensation to align with the time horizon of our growth and development.  As we grow, we strive to ensure that our compensation programs and practices remain consistent with our philosophy to provide competitive, performance-based, and risk appropriate compensation that enables us to attract, motivate and retain top performers who are essential to our successful growth and performance.

The primary objectives of our executive compensation program are to:

●	provide pay for performance utilizing short and long-term incentives;

●	align executive interests with those of stockholders through appropriate focus on stock based compensation;

●	be competitive with the marketplace within which we compete for talent;

●	ensure compensation programs reward performance while appropriately managing risk; and

●	enable us to attract, motivate, and retain top talent.

We accomplish all these objectives through a total compensation program that balances fixed and variable (i.e. incentive) compensation with a focus on providing rewards to named executive officers for their contributions to achieving core business objectives and furthering our short and long-term performance.  We balance our desire for superior performance with safeguards so that our programs do not result in excessive risk taking that can threaten our long-term value and stability.

We also recognize that our ability to attract and retain top talent has become even more critical as we grow.  In fact, we believe our rapid growth is partially a result of our ability to attract superior talent.

Our executive compensation philosophy provides competitive ranges for each component and in the aggregate.  The starting point targets market median but by using performance-based instruments, actual compensation varies widely depending on our performance against our stated objectives and our industry peers.  We meet this objective for our named executive officers through the following components of their total compensation:

●	Base salaries are targeted at market median, but allow for recognition of each individual’s role, contribution, performance, and experience.

●	Short-term incentive targets reflect market median although actual payouts will vary based on our performance relative to company-wide, team and individual contributions toward our strategic plan.

●
Long-term incentive awards are intended to provide significant focus on long-term performance through stock-based compensation.  Long-term compensation is designed to balance multiple objectives:  (1) reward for long-term, sustained performance and stock price growth; (2) align executive interests with stockholders through stock ownership; and (3) provide powerful retention of our highest performers through vesting periods.  During 2010, the committee made grants in the form of stock options, restricted stock and performance shares to support these objectives.

●
Retirement, health, life insurance, disability, severance and other perquisites and benefits are provided, but their focus and value are intentionally set to be conservatively competitive in order to attract and retain talented individuals.

Executive total compensation is expected to vary each year, and evolve over the long-term to reflect our performance relative to our peers and the industry, and to correspond with stockholder returns.

We review our executive compensation philosophy and programs annually to ensure that they are achieving desired objectives and supporting our needs as we grow to be a more complex organization.

Summary Compensation Table for Executives.  The following table shows the compensation of  Edsel R. Burns, our principal executive officer, and Larry Blount, the only other executive officer who received total compensation of $100,000 during the past fiscal year for services to the company or any of its subsidiaries during the years ended September 30, 2011 and 2010.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	All other compensation (2)	Total
Edsel R. Burns	2011	$151,000	$—	$—	$22,558	$173,558
President and Chief Executive Officer	2010	$125,000	$75,000	$—	$21,411	$221,411

Larry Blount	2011	$125,000	$—	$—	$8,526	$133,526
Secretary/Treasurer and Chief Financial Officer	2010	$110,000	$50,000	$37,980	$9,636	$207,616

(1)	This is the aggregate grant date for fair value computed in accordance with FASB ASC Topic 718.
(2)	Other compensation includes Director fees of $12,000 for Mr. Burns, 401(k) match of $3,650 for Mr. Burns and $1,618 for Mr. Blount and vehicle rental of $6,908 for Mr. Burns and $6,908 for Mr. Blount.

Benefit Plans

Stock Benefit Plans

Long Term Incentive Plan.  In 2010, the Board of Directors adopted, and our shareholders approved, the Energy Services of America Corporation Long Term Incentive Plan (the “LTIP”), to provide our employees and directors with additional incentives to promote our growth and performance.  The LTIP gives us the flexibility we need to continue to attract and retain highly qualified employees and directors by offering a competitive compensation program that is linked to the performance of our common stock.

The LTIP is administered by our compensation committee. The committee may determine the type of award and the terms and conditions of each award under the LTIP, which shall be set forth in an award agreement delivered to each participant.  The LTIP authorizes the issuance of up to 1,200,000 shares of Company common stock pursuant to grants of restricted stock awards, performance share awards, restricted stock units, performance share units, incentive stock options, non-qualified stock options and stock appreciation rights, provided, however, that in any five year period, no individual may receive a grant of any type for more than 180,000 shares.

The committee is authorized to grant awards, the vesting of which may be subject to the satisfaction of performance-based conditions. The vesting date of performance-based awards is the date on which all the performance measures are attained and the performance period is concluded.  Any unvested performance-based awards for which the performance measures are not satisfied will be forfeited without consideration. If the right to become vested in an award under the LTIP is conditioned on the completion of a specified period of service with the Company or its subsidiaries, without the achievement of performance measures or objectives, then the required period of service for full vesting shall be determined by the committee and evidenced in the award agreement.  In general, no awards may vest at a rate exceeding one-third per year commencing one year after the date of grant.

Unless otherwise provided in an award agreement, in the event of a participant’s termination of service for any reason other than disability, retirement, death or termination for cause, then (i) any stock options and stock appreciation rights shall be exercisable only as to those awards that were vested on the date of termination of service and only for a period of three months following termination, and (ii) any restricted stock awards or restricted stock units that have not vested as of the date of termination of service shall expire and be forfeited.  In the event of termination for cause, any awards that have not vested, or have vested but have not been exercised (in the case of stock options and stock appreciation rights) shall expire and shall be forfeited.

Upon termination of service due to death or disability, all stock options and stock appreciation rights shall be exercisable as to all shares subject to an outstanding award, whether or not then exercisable, and all restricted stock and restricted stock unit awards shall become fully vested at the date of termination of service.  Stock options and stock appreciation rights may be exercised for a period of one year following such termination of service.

Unless otherwise provided in an award agreement, upon termination of service due to retirement, all stock options and stock appreciation rights shall be exercisable as to all shares subject to an outstanding award, whether or not then exercisable.  Unless otherwise provided in an award agreement, all other awards, except performance-based awards subject to Section 162(m) of the Internal Revenue Code, shall become fully vested on retirement.

Unless otherwise provided in an award agreement, upon the occurrence of an involuntary termination of employment (or, as to a director, termination of service as a director) following a “change in control” of the Company (as defined in the LTIP), all outstanding options and stock appreciation rights then held by a participant will become fully exercisable and all restricted stock and restricted stock unit awards shall be fully earned and vested.  In the event of a change in control, any performance measure attached to an award shall be deemed satisfied as of the date of the change in control.

If the committee determines that a present or former participant has (i) used for profit or disclosed to unauthorized persons, our confidential information or trade secrets; (ii) breached any contract with or violated any fiduciary obligation to us; or (iii) engaged in any conduct which the committee determines is injurious to the Company, the committee may cause that participant to forfeit his or her outstanding awards under the Plan.

If we are required to prepare an accounting restatement due to the material noncompliance of the Company, as a result of misconduct, with any financial reporting requirement under the securities laws, any participant who is an executive officer shall (i) reimburse the Company the amount of any bonus or incentive compensation paid to such participant that were subsequently reduced due to the restatement; (ii) have outstanding awards granted under the LTIP cancelled; and/or (iii) reimburse the Company for any gains realized in the exercise of options, vesting of or open market sales of vested, restricted stock awards or performance share awards, payment of any restricted stock units, performance share units or stock appreciation rights granted to such participant, regardless of when issued, but only if, and to the extent that (A) the amount of the bonus or incentive compensation was calculated based on achievement of the original financial results; (B) the executive officer engaged in intentional misconduct that caused or partially caused the need for the restatement; and (C) the amount of the bonus or incentive compensation, as calculated under the restated financial results, is less than the amount actually paid or awarded under the original financial results.

The Board of Directors may, at any time, amend or terminate the LTIP or any award granted under the LTIP, provided that, except as provided in the LTIP, no amendment or termination may adversely impair the rights of an outstanding award without the participant’s (or affected beneficiary’s) written consent.

Outstanding Equity Awards at Year End.  The following table sets forth information with respect to outstanding equity awards as of September 30, 2011 for the named executive officers.

OUTSTANDING EQUITY AWARDS AT SEPTEMBER 30, 2011
Name	Option awards					Stock awards
	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (1)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested (2)
Edsel R. Burns	—	—	—	—	—	—	—	—	—
Larry Blount	—	—	—	—	—	—	—	6,000	$12,300

(1)	Remaining unvested shares will vest 3,000 shares per year on August 11, 2012 and 2013.
(2)	The fair market value of the Company’s common stock at the end of the fiscal year was $2.05 per share.

Energy Services 401(k) Plan

401(k) Retirement Plans

We maintain the Energy Services of America Staff 401(k) Retirement Plan.  Our four wholly owned subsidiaries, C. J. Hughes Construction Company, Inc., Nitro Electric Company, Inc., Contractors Rental Corporation, and ST Pipeline adopted the Plan on behalf of their non-union employees.  Employees are immediately eligible for the Plan upon date of hire but must wait until a quarterly entry date to join the Plan.  Employees may contribute eligible wages up to the maximum indexed dollar amount set by the Internal Revenue Service, which was $16,500 for 2011.  In addition, participants who are age 50 or older by the end of the plan year may elect to defer up to an additional $5,500 into the 401(k) plan for 2011.  We will match $0.25 on each dollar contributed up to 6% of eligible wages.  Additionally, each plan year, we may make discretionary profit-sharing contributions for participants who are actively employed on the last day of the plan year.  The discretionary contributions will be allocated to a qualifying participant’s individual account based on the ratio of his or her compensation to the total compensation of all qualifying participants for the Plan Year. No discretionary profit sharing contributions were made in 2011.  Participants direct the investment of their account in the Plan, selecting from investment funds provided under the Plan. Participants receive quarterly benefit statements that provide information on their account balances and have immediate access to their account through an Interactive Voice Response System and the Internet.  Plan benefits are paid as soon as administratively possible following the participant’s termination of employment.  Lump sums, partial payments and installment payments are available if the participant’s account balance exceeds $1,000.

Energy Services of America Corporation 2009 Employee Stock Purchase Plan

The plan enables eligible employees to purchase common stock through payroll deductions. The plan is intended to qualify under Section 423 of the Internal Revenue Code and its regulations.  During 2011 we did not utilize the plan.

Directors’ Compensation

Director Compensation.  The table set forth below shows the compensation of our non-executive directors for the fiscal year ended September 30, 2011.  We did not make any non-equity incentive plan awards to directors and there were no preferential earnings on nonqualified deferred compensation.

Director Compensation
Name	Fees earned or paid in cash ($)	Stock Awards ($)	All other compensation ($)	Total ($)
Jack M. Reynolds	12,000	—	—	12,000
Neal W. Scaggs	12,000	—	—	12,000
Joseph L. Williams	12,000	—	—	12,000
Richard M. Adams, Jr.	12,000	—	—	12,000
Keith Molihan	12,000	—	—	12,000
Douglas Reynolds	12.000	—	—	12.000
Eric Dosch	12,000	—	—	12,000
James Shafer	12,000	—	—	12,000
Nester S. Logan	10,000	—	—	10,000
Samuel G. Kapourales	10,000	—	—	10,000
Marshall T. Reynolds	12,000	—	—	12,000

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

Compensation Committee Report

The compensation committee consists of directors Joseph L. Williams, Keith Molihan and Nester S. Logan. Each member of the compensation committee is considered “independent” as defined in the NYSE Amex corporate governance listing standards.  The Board of Directors has adopted a written charter for the Committee.

The compensation committee is appointed by the Board of Directors to assist the Board in developing compensation philosophy, criteria, goals and policies for our executive officers that reflect our values and strategic objectives. The committee reviews the performance of our executive officers and annually recommends to the full Board the compensation and benefits for our executive officers (including the Chief Executive Officer).  The committee administers our compensation plans.  The committee establishes the terms of employment and severance agreements/arrangements for executive officers. The committee recommends to the full Board the compensation to be paid to our directors and any affiliates for their service on the Board. Finally, the committee establishes annual compensation percentage increases for all employees.

For 2011, in making compensation decisions, the compensation committee did not use numerical formulas to determine changes in compensation for the named executive officers. The committee considered a variety of factors in its deliberations over executive compensation, emphasizing the profitability and scope of our operations, the experience, expertise and management skills of the named executive officers and their role in our future success, as well as compensation surveys prepared by professional firms to determine compensation paid to executives performing similar duties for similarly sized institutions.  While the quantitative and non-quantitative factors described above were considered by the committee, such factors were not assigned a specific weight in evaluating the performance of the named executive officers. In determining the Chief Executive Officer’s bonus, the Chairman of the Board also considers the above factors and makes a recommendation to the committee which authorizes such bonus. For the other named executive officers, the Chief Executive Officer considers the above factors and makes a recommendation to the committee which authorized their bonuses.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Persons and groups who beneficially own in excess of five percent of our common stock are required to file certain reports with the Securities and Exchange Commission regarding such ownership.  The following table sets forth, as of the record date, the shares of common stock beneficially owned by each person who was the beneficial owner of more than five percent of our outstanding shares of common stock, as well as the shares owned by our directors, nominees and executive officers as a group.

Name and Address of Beneficial Owners	Amount of Shares Owned and Nature of Beneficial Ownership(1)	Percent of Shares of Common Stock Outstanding

All Directors, Nominees and Executive Officers as a Group (13 persons)	5,287,886	36.60%
Principal Stockholders:
Marshall T. Reynolds 100 Industrial Lane, Huntington, West Virginia 25702	1,712,773	11.86%

Edsel R. Burns 100 Industrial Lane, Huntington, West Virginia 25702	793,540	5.49%

Douglas V. Reynolds 100 Industrial Lane, Huntington, West Virginia 25702	1,216,940	8.42%

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

The table below sets forth certain information regarding the composition of our Board of Directors, including the terms of office of board members.

Names and Address (1)	Age(2)	Positions Held	Director Since	Current Term to Expire	Shares of Common Stock Beneficially Owned on Record Date (3)	Percent of Class
Directors/Nominees:

Marshall T. Reynolds	75	Chairman and Director	2006	2012	1,712,773	11.86%

Edsel R. Burns	60	President, Chief Executive officer and Director	2006	2012	793,540	5.49

Larry A. Blount	62	Secretary/Treasurer, Chief Financial Officer	n/a	2012	3,000	0.02

Jack M. Reynolds	46	Director	2006	2012	439,049	3.04

Neal W. Scaggs	75	Director	2006	2012	363,540	2.52

Joseph L. Williams	66	Director	2006	2012	116,549	0.81

Richard M. Adams, Jr.	43	Director	2008	2012	5,000	0.03

Keith Molihan	69	Director	2008	2012

Douglas V. Reynolds	35	Director	2008	2012	1,216,940	8.42

Eric Dosch	33	Director	2008	2012	1,150	0.01

James Shafer	68	Director	2008	2012	12,800	0.09

Nester S. Logan	72	Director	2010	2012	298,111	2.06

Samuel G. Kapourales	76	Director	2010	2012	325,434	2.25

All Directors and Executive Officers as a Group (13 persons)					5,287,886	36.60%

*	Less than 1%.
(1)	The mailing address for each person listed is 100 Industrial Lane, Huntington, West Virginia 25702.
(2)	As of June 4, 2011.
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

(4)	Does not include 6,000 shares of unvested restricted shares each issued to Mr. Blount and Mr. Shafer.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The Board of Directors consists of a majority of “independent directors” within the meaning of the NYSE Amex Equities corporate governance listing standards.  The Board of Directors has determined that Messrs. Scaggs, Williams, Adams, Molihan and Dosch are “independent directors” within the meaning of such standards. There were no transactions that were required to be reported under “Certain Relationships and Related Transactions” that were considered in determining the independence of our directors.

The Board of Directors has adopted a policy that the independent directors of the Board of Directors shall meet in executive sessions periodically, which meetings may be held in conjunction with regularly scheduled board meetings.  No executive session was held during the fiscal year ended September 30, 2011.

We intend that all transactions between us and our executive officers, directors, holders of 10% or more of the shares of any class of our common stock and affiliates thereof, will be on terms no less favorable than those terms given to unaffiliated third parties and will be approved by a majority of our independent outside directors not having any interest in the transaction.

There were no transactions or series of transactions since the beginning of our last fiscal year or any currently proposed transaction where we were or are a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

ITEM 14.	Principal Accountant Fees and Services

Audit Fees

We paid our principal accountant $173,450 and $210,086 for the services they have performed in connection with the audit of our financial statements included in our Annual Report for fiscal 2011 and 2010, respectively.

Audit-Related Fees

During fiscal 2011 and 2010 we incurred $11,920 and $0, respectively, for services, our independent registered public accounting firm rendered related to review of comments from, and responses to, Securities and Exchange Commission comments.

Tax Fees

During the fiscal year ended September 30, 2011, we paid our principal accountant $48,343 for tax compliance services.  During the fiscal year ended September 30, 2010, we paid our principal accountant $55,000 for tax compliance services.

All Other Fees

During fiscal 2011 and 2010, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

Changes in Independent Registered Public Accountants

None.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(a)(1)	Consolidated Financial Statements

Energy Services of America Corporation

Report of Independent Registered Public Accounting Firm

Balance Sheets, September 30, 2010 and September 30, 2011

Statements of Income, Years Ended September 30, 2010 and September 30, 2011

Statements of Changes in Shareholders’ Equity, Years Ended September 30, 2010 and September 30, 2011

Statements of Cash Flows, Years Ended September 30, 2010 and September 30, 2011

Notes to Financial Statements.

(a)(2)	Financial Statement Schedules

No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3)	Exhibits

Exhibit No.	Description [to be updated]

3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Bylaws.(1)
3.3	Certificate of Amendment to the Registrant’s Certificate of Incorporation.(1)
10.2	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.(1)
10.3	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.(1)
10.4	Form of Letter Agreement between Chapman Printing Co. and the Registrant regarding administrative support.(1)
10.5	Advance Agreement between the Registrant and Marshall T. Reynolds, dated March 31, 2006.(1)
10.6	Form of Amended Registration Rights Agreement among the Registrant and the Initial Stockholders.(1)
10.8	Employment Agreement between James E. Shafer and the Registrant (2)
10.9.1	Energy Services of America Corporation Employee Stock Purchase Plan (3)
10.9.2	Energy Services of America Corporation Long Term Incentive Plan (4)
10.10	Change in Control Agreement between Registrant and Larry Blount (5)
10.11	Management Incentive Plan (5)
14	Code of Ethics (1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE
XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Extension Calculation Linkbase Document
XBRL Taxonomy Extension Definition Linkbase Document
XBRL Taxonomy Extension Label Linkbase Document
XBRL Taxonomy Extension Presentation Linkbase Document

(1)
Incorporated by reference to the Registration Statement on Form S-1 of Energy Services of America Corp. (file no. 333-133111), originally filed with the Securities and Exchange Commission on April 7, 2006, as amended.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2008.
(3)	Filed as Appendix A to the Schedule 14-A filed with the Securities and Exchange Commission on October 16, 2008.
(4)	Filed as Appendix A to the Schedule 14-A filed with the Securities and Exchange Commission on July 2, 2010.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 21, 2010.
(b)	The exhibits listed under (a)(3) above are filed herewith.
(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY SERVICES OF AMERICA CORPORATION

Date: December 22, 2011	By:	/s/ Edsel R. Burns
Edsel R. Burns
Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Position	Date

By	/s/ Marshall T. Reynolds	Chairman of the Board	December 22, 2011
Marshall T. Reynolds

By	/s/ Jack Reynolds	Director	December 22, 2011
Jack R. Reynolds

By	/s/ Edsel R. Burns	Chief Executive Officer (Principal Executive Officer)	December 22, 2011
Edsel R. Burns

By	/s/ Larry A. Blount	Secretary/Treasurer, Chief Financial Officer	December 22, 2011
Larry A. Blount

By	/s/ Neal W. Scaggs	Director	December 22, 2011
Neal W. Scaggs

By	/s/ Joseph L. Williams	Director	December 22, 2011
Joseph L. Williams

By	Richard M. Adams, Jr.	Director	December 22, 2011
Richard M. Adams, Jr.

By	/s/ Keith Molihan	Director	December 22, 2011
Keith Molihan

By	/s/ Douglas Reynolds	Director	December 22, 2011
Douglas Reynolds

By	Eric Dosch	Director	December 22, 2011
Eric Dosch

By	/s/ James Shafer	Director	December 22, 2011
James Shafer

By	/s/ Nester S. Logan	Director	December 22, 2011
Nester S.Logan

By	/s/ Samuel G. Kapourales	Director	December 22, 2011
Samuel G. Kapourales

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Energy Services of America Corporation
Huntington, West Virginia

We have audited the accompanying consolidated balance sheets of Energy Services of America Corporation and subsidiaries as of September 30, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Services of America Corporation and subsidiaries as of September 30, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

ARNETT & FOSTER, P.L.L.C.
/s/ Arnett & Foster, P.L.L.C.

Charleston, West Virginia
December 22, 2011

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED BALANCE SHEETS
As of September 30, 2011 and 2010

	2011	2010
Assets

Current Assets
Cash and cash equivalents	$2,965,296	$2,576,551
Accounts receivable-trade	19,144,821	25,872,375
Allowance for doubtful accounts	(278,339)	(283,191)
Retainages receivable	10,483,663	13,932,520
Other receivables	315,335	399,874
Costs and estimated earnings in excess of billings on uncompleted contracts	12,624,588	20,301,075
Deferred tax asset	3,193,586	256,961
Prepaid expenses and other	1,911,445	1,945,671
Total Current Assets	50,360,395	65,001,836

Property, plant and equipment, at cost	41,941,933	39,370,608
less accumulated depreciation	(18,186,798)	(12,310,200)
	23,755,135	27,060,408
Goodwill	36,914,021	36,914,021
Total Assets	$111,029,551	$128,976,265

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$4,823,076	$6,804,734
Lines of credit and short term borrowings	13,875,723	13,493,860
Accounts payable	8,600,211	15,073,323
Accrued expenses and other current liabilities	5,202,694	12,171,528
Billings in excess of costs and estimated earnings on uncompleted contracts	2,923,542	1,984,098
Total Current Liabilities	35,425,246	49,527,543

Long-term debt, less current maturities	11,221,186	7,474,861
Long-term debt, payable to shareholder	2,400,000	4,700,000
Deferred income taxes payable, net of current portion	7,067,403	7,154,112
Total Liabilities	56,113,835	68,856,516

Stockholders’ equity

Preferred stock, $.0001 par value
Authorized 1,000,000 shares, none issued	-	-
Common stock, $.0001 par value
Authorized 50,000,000 shares
Issued and outstanding 14,446,836 and 12,092,307 shares, respectively	1,445	1,209

Additional paid in capital	56,059,825	55,988,324
Retained earnings (deficit)	(1,145,554)	4,130,216
Total Stockholders’ equity	54,915,716	60,119,749

Total liabilities and stockholders’ equity	$111,029,551	$128,976,265

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the years ended September 30, 2011 and 2010

	2011	2010

Revenue	$143,426,097	$218,287,753

Cost of revenues	136,584,903	193,916,388

Gross profit	6,841,194	24,371,365

Selling and administrative expenses	13,269,129	12,733,279
Income (loss) from operations	(6,427,935)	11,638,086

Other income (expense)
Interest income	2,569	56,436
Other nonoperating income	11,382	279,365
Interest expense	(1,821,319)	(1,841,455)
Gain on sale of equipment	13,630	12,554
	(1,793,738)	(1,493,100)

Income (loss) before income taxes	(8,221,673)	10,144,986

Income tax expense (benefit)	(2,945,903)	4,372,636
Net income (loss)	$(5,275,770)	$5,772,350

Weighted average shares outstanding-basic	12,113,488	12,092,307

Weighted average shares-diluted	12,113,488	12,099,390

Net income (loss) per share basic	$(0.44)	$0.48

Net income (loss) per share diluted	$(0.44)	$0.48

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the years ended September 30, 2011 and 2010

					Total
	Common Stock		Additional Paid	Retained	Stockholders’
	Shares	Amount	in Capital	Earnings	Equity

Balance at September 30, 2009	12,092,307	$1,209	$55,976,368	$(1,642,134)	$54,335,443

Share-based compensation expense	-	-	11,956	-	$11,956

Net Income	-	-	-	5,772,350	5,772,350

Balance at September 30, 2010	12,092,307	$1,209	$55,988,324	$4,130,216	$60,119,749

Warrant Redemption	2,337,529	234	(234)	-	-

Vested stock grants	17,000	2	(2)	-	-

Share-based compensation expense	-	-	71,737	-	71,737

Net Income (Loss)	-	-	-	(5,275,770)	(5,275,770)

Balance at September 30, 2011	14,446,836	$1,445	$56,059,825	$(1,145,554)	$54,915,716

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended September 30, 2011 and 2010

	2011	2010

Operating activities

Net income (loss)	$(5,275,770)	$5,772,350

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation expense	5,893,973	6,117,125
(Gain) on sale/disposal of equipment	(13,630)	(12,554)
Provision for deferred taxes	(3,023,334)	4,372,636
Share-based compensation expense	71,737	11,956
(Increase) decrease in contracts receivable	6,722,702	(9,236,296)
(Increase) decrease in retainage receivable	3,448,857	(10,797,059)
(Increase) decrease in other receivables	84,539	(258,344)
(Increase) decrease in cost and estimated earnings in excess of billings on uncompleted contracts	7,676,487	(12,430,955)
Decrease in prepaid expenses	796,283	2,347,976
Increase (decrease) in accounts payable	(6,473,112)	9,697,361
Increase (decrease) in accrued expenses	(6,879,450)	6,678,593
Increase (decrease) in billings in excess of cost and estimated earnings on uncompleted contracts	939,444	1,979,597
Net cash provided by operating activities	3,968,726	4,242,386

Cash flows from investing activities:
Investment in property & equipment	(1,132,560)	(2,151,468)
Proceeds from sales of property and equipment	27,856	451,673
Net cash (used in) investing activities	(1,104,704)	(1,699,795)

Cash flows from financing activities:
Repayment of loans from shareholders	(2,300,000)	(900,000)
Borrowings on lines of credit and short term debt, net of (repayments)	381,863	5,141,175
Proceeds from long term debt	11,300,000	-
Principal payments on long term debt	(11,095,083)	(7,037,203)
Principal payments on short term debt	(762,057)	-
Net cash provided by (used in) financing activities	(2,475,277)	(2,796,028)

Increase (decrease) in cash and cash equivalents	388,745	(253,437)
Cash beginning of period	2,576,551	2,829,988
Cash end of period	$2,965,296	$2,576,551

Supplemental schedule of noncash investing and financing activities:
Insurance premiums financed	$581,782	$1,267,106
Purchases of property & equipment under financing agreements	$1,470,366	$2,539,535
Short term borrowing renewed as long term note	$-	$800,000

Supplemental disclosures of cash flows information:

Cash paid during the year for:
Interest	$1,769,686	$1,841,139
Income taxes	$696,177	$356,545

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

              Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and loss during the reporting period.  Actual results could differ materially from those estimates.

             Cash and Cash Equivalents

 Energy Services considers all highly liquid investments purchased with an original maturity of  three months or less to be cash equivalents.

              Fair Value Measurements

The carrying values of cash equivalents, accounts receivable (including retainage receivable), accounts payable and accrued expenses approximate fair value due to the short-term nature of those instruments. Categorization for disclosure purposes is required for qualifying assets and liabilities into three broad levels based on the priority of the inputs used to determine the fair values. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). All of the Company’s cash equivalents that require categorization are categorized as Level 1 assets at September 30, 2011 as all fair values are based on unadjusted quoted prices for identical assets in an active market that the Company has the ability to access.

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed-rate debt to unrelated parties was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, which is a level 3 input. It was not practicable to estimate the fair value of notes payable to related parties. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $15.4 million at September 30, 2011 was $15.5 million.

The Company uses fair value measurements on a non-recurring basis in its assessment of assets classified as goodwill and long-lived assets held and used. In accordance with its annual impairment test during the quarter ended September 30, 2011, the carrying amount of goodwill was compared to its fair value. No changes in carrying amount resulted. The level of inputs used for fair value measurements for goodwill and long-lived assets held and used, are the lowest level (Level 3) inputs for which the Company uses the assistance of third party specialists to develop valuation assumptions.

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

          Property and Equipment

Property and equipment are recorded at cost.  Costs which extend the useful lives or increase the productivity of the assets are capitalized, while normal repairs and maintenance that do not extend the useful life or increase productivity of the asset are expensed as incurred.   Property and equipment are depreciated principally on the straight-line method over the estimated useful lives of the assets: buildings 39 years; operating equipment and vehicles 5-7 years; and office equipment, furniture and fixtures 5-7 years.

          Goodwill and Other Intangibles

The Company’s goodwill was acquired in two separate purchase transactions that were consummated on August 15, 2008.  The Company has selected July 1 for its annual impairment testing date, which is the first day of the fourth fiscal quarter. In accordance with U.S. Generally Accepted Accounting Principles goodwill will be tested for impairment between annual testing dates if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  No impairment loss has been recognized for the years ended September 30, 2011 or 2010.

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

          Self Insurance

The Company has its workers compensation, general liability and auto insurance through a captive insurance company.  While the Company believes that this arrangement has been very beneficial in reducing and stabilizing insurance costs the Company does have to maintain a restricted cash account to guarantee payments of premiums. That restricted account had a balance of $1.4 million as of September 30, 2011.  An additional amount of approximately $554,000 will be required by December 31, 2011. Should the captive experience severe losses over an extended period, it could have a detrimental effect on the Company.

          Advertising

All advertising costs are expensed as incurred.  Total advertising expense was $28,528 and $24,056 for the years ended September 30, 2011 and 2010, respectively.

          Income Taxes

The Company and all subsidiaries file a consolidated federal and various state income tax returns on a fiscal year basis.  With few exceptions, the company is no longer subject to U.S. federal, state, or local income tax examinations for years ending prior to September 30, 2008.

The Company follows the liability method of accounting for income taxes in accordance with U.S. Generally Accepted Accounting Principles.   Under this method, deferred tax assets and liabilities are recorded for future tax consequences of temporary differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the underlying assets or liabilities are recovered or settled.  U.S. GAAP also prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or to be taken on a tax return.

          Earnings Per Common Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the year, and diluted earnings per share is computed using the weighted average number of common shares outstanding during the year adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be anti-dilutive.

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

         Reclassifications

Certain reclassifications have been made to prior year end financial statements to conform to the classification adopted of the current year.

              New Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment”, which amends the procedures for impairment testing of goodwill. This standard allows the use of qualitative factors in determining if goodwill impairment is more likely than not to exist. If qualitative information indicates that it is not more likely than not that impairment of goodwill exists, then the quantitative two step impairment test will not be required. The Company will adopt this standard in the fourth calendar quarter of 2011. Adoption of the new guidance, in itself, will not have an impact on the Company’s statements of income and financial condition.

3.   GOODWILL AND INTANGIBLE ASSETS

A summary of changes in the Company’s goodwill is as follows:
	Year Ended September 30,

	2011	2010

Balance at beginning of year	$36,914,021	$36,914,021
Impairment	-0-	-0-
Balance at end of year	$36,914,021	$36,914,021

4.   ACCOUNTS RECEIVABLE

Activity in the Company’s allowance for doubtful accounts consists of the following:
	Year Ended September 30,

	2011	2010

Balance at beginning of year	$283,191	$283,207
Charged to expense	-0-	-0-
Deductions for uncollectible receivables written off, net of recoveries	(4,852)	(16)
Balance at end of year	$278,339	$283,191

5.  UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

	Year Ended September 30,

	2011	2010
Costs incurred on contracts in progress	$256,161,710	$215,024,745
Estimated earnings, net of estimated losses	7,693,079	21,611,438
	263,854,789	236,636,183
Less Billings to date	254,153,743	218,319,206
	$9,701,046	$18,316,977

Costs and estimated earnings in excess of billings on uncompleted contracts	$12,624,588	$20,301,075
Less Billings in excess of costs and estimated earnings on uncompleted contracts	2,923,542	1,984,098
	$9,701,046	$18,316,977

6.  CLAIMS

The Company reported $3.5 million in estimated claim revenue for the period ending September 30, 2010.  These claims were a result of a combination of customer-caused delays, errors in specification and designs, and disputed or unapproved contract change orders.  Revenue from these claims was recorded only to the extent contract costs relating to the claim have been incurred, factored by a probability factor to insure a conservative amount was recorded.  In June of 2011 one of the claims was finalized.  The claim included certain change orders that had been accrued as construction revenue previously.  The inclusion resulted in a reclassification to claims receivable with no effect on current year revenue. Claims receivable is a component of cost and estimated earnings in excess of billing.  The Company considers collection of these claims highly probable.

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

On November 2, 2011 the Company reached an agreement on one of the outstanding claims for $1.5 million which will result in an immaterial revenue adjustment in 2012.

7.  PROPERTY AND EQUIPMENT

Property and Equipment consists of the following:

	Year Ended September 30,
	2011	2010

Land	$752,000	$702,000
Buildings and leasehold improvements	446,580	429,598
Operating equipment and vehicles	40,332,126	37,901,995
Office equipment, furniture and fixtures	411,227	337,015
	41,941,933	39,370,608
Less Accumulated Depreciation and Amortization	18,186,798	12,310,200

Property and equipment net	$23,755,135	$27,060,408

8.  SHORT-TERM DEBT

Short-term debt consists of the following:

A line of credit of $18 million has been established with a local bank.  The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 6.0%.  Cash available under the line is calculated based on a percentage of the Company’s accounts receivable with certain exclusions.  Major items excluded from the calculation are certain percentages of receivables from bonded jobs and retainage as well as all items greater than one hundred twenty (120) days old.  At September 30, 2011 the Company had $4.1 million available on the line.

9.  LONG-TERM DEBT

A summary of long-term debt as of September 30, 2011 and 2010 is as follows:

	2011	2010

Notes payable to various finance companies, payable in monthly installments totaling $16,130, including interest at rates ranging between 0% and 8%, with various maturity dates through April 2012, secured by vehicles and equipment acquired with the notes.	299,232	692,199

Notes payable to banks and credit unions, payable in monthly installments totaling $11,925, including interest at rates ranging between 4.5% and 8.0%, with various maturity dates through June 2011.	-	582,220

Note payable to bank, due in monthly installments of $5,000, including interest at 6.75%, final payment due September 2012, secured by real estate, vehicles, and equipment.	291,046	329,803

Notes payable to finance companies, due in monthly installments totaling $176,844, including interest ranging from 1.0% to 7.92%, final payments due December 2010 through July 2015, secured by equipment.	3,752,733	4,041,421

Notes payable to finance companies, due in monthly installments totaling $136,127, including interest ranging from 1.0% to 7.92%, final payments due December 2010 through September 2011, secured by equipment.	-	4,137,852

Notes payable to banks, due in monthly installments totaling $3,573, including interest at prime plus .5% to 8.75%, final payments due April 2010 through April 2012, secured by equipment, receivables, and intangibles.	22,880	62,089

Notes payable to banks, due in monthly installments totaling $104,924, including interest at prime plus .5% to 8.75%, final payments due April 2010 through July 2011, secured by equipment, receivables, and intangibles.	-	2,433,600

Notes payable to individuals, due in monthly installments of $100,000 dollars with interest at 7.5%, final payment due April 2012.	700,000	2,000,411

Notes payable to shareholder, interest rate at prime, note matures in August of 2013.	2,400,000	4,700,000

Note payable to bank, due in monthly installments of $221,000, Including interest at 6.5%, final payment due July 2016, secured by equipment.	10,978,371	-

	18,444,262	18,979,595
Less Current Maturities	4,823,076	6,804,734
Total Long term debt	$13,621,186	$12,174,861

Maturities of long-term debt for the next five years are as follows:

2012	$4,823,076
2013	5,553,976
2014	2,980,812
2015	2,846,166
2016	2,232,779
Thereafter	7,453
$18,444,262

10.  INCOME TAXES

The components of income taxes are as follows:
		Year Ended September 30,

		2011	2010

Federal	Current	$-0-	$-0-
	Deferred	(2,508,584)	3,610,861
	Total	(2,508,584)	3,610,861

State	Current	-0-	-0-
	Deferred	(437,319)	761,775
	Total	(437,319)	761,775

Total income tax expense (benefit)		$(2,945,903)	$4,372,636

The provision for income taxes differs from the amount computed by applying the federal statutory rate of 34 percent on income from operations as indicated in the following analysis:

	Year Ended September 30,

	2011	2010
Statutory rate	(34.00)%	34.00%
Meals	10.41	3.22
Other	(10.27)	(.12)
Valuation allowance	4.03	0
State Income Taxes	(6.00)	6.00
Effective tax rate	(35.83)%	43.10%

Deferred income taxes are provided for significant difference between the basis of assets and liabilities for financial reporting and income tax reporting.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The income tax effects of temporary differences giving rise to the deferred tax liabilities are as follows:

	Year Ended September 30,
	2011	2010
Current Deferred Tax Assets
Net operating loss carryover	$4,177,385	$499,541
Other deferred assets	759,350	1,162,069
Less valuation allowance	(338,500)	0
	4,598,235	1,661,610
Current Deferred Tax Liabilities
Contract Claims	$1,404,649	$1,404,649

Long Term Deferred Tax Liabilities
Property, Plant and Equipment	$6,335,661	$6,477,876
Others	731,742	676,236
	7,067,403	7,154,112

The deferred tax asset valuation allowance recognized at September 30, 2011 and 2010 was $(338,500) and $(0.0), respectively.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In evaluating our ability to realize deferred tax assets, we considered all available positive and negative evidence.  As of September 30, 2011, we maintained a valuation allowance against the net deferred tax assets of $338,500 due to the uncertainty regarding utilization.  Adjustments to the valuation allowances are recorded as a component of income tax expense.

The Company does not believe that it has any unrecognized tax benefits included in its consolidated financial statements that require recognition under U.S. Generally Accepted Accounting Principles.  The Company has not had any settlements in the current period with taxing authorities, nor has it recognized tax benefits as a result of a lapse of the applicable statute of limitations.  The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if applicable, in general and administrative expenses.  During the years ended September 30, 2011 and 2010 the Company did not recognize any interest or penalties related to income taxes in its consolidated financial statements, nor has it recorded an accrued liability for interest or penalty payments.

The Company had a net operating loss carryover for federal income tax purposes at September 30, 2010 of $2,448,507 available to offset future taxable income.  In 2011 $8,348,311 of loss carryover was incurred increasing the carryover to $10,796,818.  The carryovers expire beginning in the year ended September 30, 2024.

11.  EARNINGS PER SHARE:

Shares not included in the calculation of diluted earnings per share because they are anti-dilutive were warrants of 402,374 and restricted stock grants of 34,000 at September 30, 2011.

The amounts used to compute the basic and diluted earnings per share for the years ended 2011 and 2010 is illustrated below:

	Year Ended September 30,
	2011	2010

Net Income (loss) from continuing operations available to common shareholders	$(5,275,770)	$5,772,350

Weighted average shares outstanding basic	12,113,488	12,092,307

Effect of dilutive securities:
Warrants	-0-	-0-
Restricted stock grants	-0-	-0-
Weighted average shares outstanding diluted	12,113,488	12,099,390

Net Income (loss) per share-basic	$(0.44)	$0.48
Net Income (loss) per share-diluted	$(0.44)	$0.48

On June 1, 2011, the Company commenced an exchange offer to the holders of warrants issued by the Company at the time of its initial public offering in 2006.  Under the terms of the exchange offer all warrant holders could exchange 8.5 warrants for one share of common stock.  In 2006, the Company sold 3,076,923 warrants at a price of $0.65 per warrant in a private placement and 17,200,000 warrants as part of units sold for $6.00 per unit in the Company’s initial public offering.  In addition, the Company granted to the underwriter of the Company’s initial public offering an option to purchase units which, if exercised in full would result in 900,000 additional warrants that could be exchanged under the exchange offer.  The unit purchase option expired on August 29, 2011.

The Company was advised by the staff of the NYSE Amex that they had interpreted their rules to conclude that the issuance of shares to common stock in exchange for warrants held by the Company’s officers, directors and employees would be deemed to be compensation to such individuals.  Based on the staff’s interpretation, the issuance of shares of common stock to officers, directors and employees in connection with the exchange offer would require the consent of shareholders under the NYSE Amex rules.  Accordingly, we submitted this proposal to shareholders to approve the issuance of shares of our common stock to directors, officers and employees who elected to participate in the exchange offer.

The warrants were originally scheduled to expire on August 29, 2011.  The warrant agreement that established the terms of the warrants provides that the Company, in its sole discretion at any time, could extend the term of the warrants and/or modify the warrant exercise price.  Because the NYSE Amex staff indicated that shareholder approval was required, the Company extended the term of the warrants as permitted under the warrant agreement until October 12, 2011.  The Company extended the expiration date of the exchange offer until September 28, 2011 so that shareholders had an opportunity to consider and vote on this proposal.  Shareholder approval was given at the Shareholders meeting held on September 21, 2011.

The Company was required to make the exchange offer to all holders of outstanding warrants in accordance with the SEC’s tender offer rules.  At the time the Board determined to commence the exchange offer, the Company’s objective was to reduce the number of shares that would become outstanding upon the exercise of the warrants.  The exercise price of $5.00 for each warrant was significantly higher than the trading price of our common stock, making it unlikely that the warrants would be exercised, so the Board considered permitting the warrants to expire on their original expiration date.  However, the Board of Directors recognizes that the purchase of units by investors in  the Company’s initial public offering in 2006 and the purchase of warrants by certain Board members and officers in a private placement at the time of the initial public offering were instrumental to the success of the Company, especially the Company’s ability to complete the acquisitions of ST Pipeline, Inc. and C.J. Hughes Construction Company in 2008, and consequently the Board of Directors decided to provide warrant holders with the opportunity to exchange outstanding warrants for shares of common stock.

The Company accounted for the exchange of the warrants by directors and officers under generally accepted accounting principles.  Accordingly, the issuance of 2,337,529 shares in exchange on September 28, 2011 was treated as a value-for-value equity exchange resulting in no compensation expense or other income statement impact to the Company.

13.   STOCK PURCHASE PLAN

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

There have been no agreements with any employees made under this plan as of the year ended September 30, 2011.

14.  LONG TERM INCENTIVE PLAN:

At the annual meeting of the shareholders on August 11, 2010 the shareholders approved the Energy Services of America Corporation Long Term Incentive Plan (the “LTIP”), to provide employees and directors of Energy Services of America Corporation (the “Company”) with additional incentives to promote the growth and performance of the Company.  By approving the LTIP, our stockholders will give us the flexibility we need to continue to attract and retain highly qualified employees and directors by offering a competitive compensation program that is linked to the performance of our common stock. At September 30, 2011 future awards of 1,149,000 shares could be made under the plan.

On August 11, 2010 a total of 51,000 shares were granted to six officers of the Company at a grant date fair value per share of $4.22.  These grants vest over a period of three years.   Market value of the grants was $215,220 and is recognized as compensation expense over the vesting period.   For the year ending September 30, 2011 and 2010 respectfully $71,737 and $11,956 was recognized as compensation expense and $28,695 and $4,782 in deferred tax benefit as a result of these grants. The holders of the restricted stock do not receive dividends and do not have the right to vote the shares.

The following table represents unvested restricted stock activity for the years ended September 30, 2011 and 2010:

	Number of	Weighted Average
	Stock Options	Exercise Price

Outstanding at 10/01/09
Granted	51,000	4.22
Forteited	-0-	-0-
Earned and & issued	-0-	-0-
Outstanding at 9/30/10	51,000	4.22
Granted	-0-	-0-
Forteited	-0-	-0-
Earned and & issued	(17,000)	4.22
Outstanding at 9/30/11	34,000	4.22

Non-vested at 10/1/09
Granted	51,000	4.22
Vested	-0-	-0-
Forteited	-0-	-0-
Non-vested at 9/30/10	51,000	4.22
Granted	-0-	-0-
Vested	(17,000)	-0-
Forteited		4.22
Non-vested at 9/30/11	34,000	4.22

We expect to recognize additional compensation expense of approximately $132,000 over the remaining vesting periods of the stock awards.

15. RELATED PARTY TRANSACTIONS:

Total long-term debt including short term portion at September 30, 2011 was $18.4 million, of which, $3.1 million was payable to certain directors, officers and former owners of an acquired company. The related party debt consists of a $2.4 million note due in August 2013, and a $700,000 note payable in seven payments of $100,000 each month through April 2012.  The Company also purchases and rents various pieces of equipment and materials from a certain director who was a former owner of one of the acquired subsidiaries.   Those transactions totaled approximately $1.7 million through the twelve month period ending September 30, 2011.

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

The future minimum lease payments under operating leases as of September 30, 2011, are as follows:

2012	$313,464
2013	235,492
2014	113,511
2015	60,000

17.  MAJOR CUSTOMERS

Revenues for the period ending September 30, 2011 were $143.4 million.  Two major customers made up 12.8% and 11.5% respectively of the total. Receivables from major customers at September 30, 2011 were $6.1 million, which represent 31.6% of the total receivables at September 30, 2011.  Virtually all work performed for major customers was awarded under competitive bid fixed price or unit price arrangements. During the period ended September 30, 2011 the Company’s major customers operated within the natural gas transmission and distribution industry within the Company’s market area.  The loss of a major customer could have a severe impact on the profitability of operations of the Company.  However, due to the nature of the Company’s operations, the major customers and sources of revenues may change from year to year.

18.  RETIREMENT AND EMPLOYEE BENEFIT PLANS

In 2011 and 2010, C. J. Hughes Construction Company, Inc., maintained a tax-qualified 401(k) retirement plans for union employees.  Employees can contribute up to 15% of eligible wages, provided the compensation deferred for a plan year did not exceed the indexed dollar amount set by the Internal Revenue Service which was $16,500 for 2011 and 2010.  C. J. Hughes will match $0.25 on each dollar contributed up to 6% of eligible wages.  C. J. Hughes contributed $14,323 for the fiscal year ended September 30, 2011 to the union plan.  Additionally, each plan year, C. J. Hughes may make a discretionary profit-sharing contribution for participants who are actively employed on the last day of the plan year.  No discretionary profit-sharing contribution was made for the 2011 or 2010 plan year.

Additionally, C. J. Hughes maintained a tax qualified 401(k) retirement plan for non-union employees.  The C. J. Hughes plan provided that employees can contribute up to 15% of eligible wages, provided the compensation deferred for a plan year did not exceed the indexed dollar amount set by the Internal Revenue Service which was $16,500 for 2011 and 2010.  C. J. Hughes will match $0.25 on each dollar contributed up to 6% of eligible wages.

Additionally, each plan year, C. J. Hughes may make a discretionary profit-sharing contribution for participants who are actively employed on the last day of the plan year.  No discretionary profit-sharing contribution was made for the 2011 or 2010 plan year.

Effective November 1, 2009, ST Pipeline, Inc. a wholly owned subsidiary of the Company became an adopting employer of the 401(k) retirement plan for non-union employees sponsored by C. J. Hughes Construction Company, Inc.

In 2009, Nitro Electric, a wholly owned subsidiary of the Company maintained a tax-qualified 401(k) retirement plan for non-union employees.  Employees are eligible to participate upon date of hire.  Employees may contribute eligible wages up to maximum indexed dollar amount set by the Internal Revenue Service which was $16,500 for 2011 and 2010.  Nitro Electric may make annual discretionary matching contributions and/or profit sharing contributions to the plan.  The matching contribution formula for the 2011 and 2010 plan year was $0.25 on each dollar contributed up to 6% of eligible wages.  No profit sharing contribution was made for the 2011 or 2010 plan year.

Effective December 1, 2009, the C. J. Hughes Construction Company, Inc. 401(k) Plan for non-union employees was amended and restated and the Nitro Electric 401(k) Plan for non-union employees was merged into the C. J. Hughes Construction Company, Inc. 401(k) Plan for non-union employees.  Employees are immediately eligible for the Plan upon date of hire but must wait until a quarterly entry date to join the Plan.  Employees may contribute eligible wages up to the maximum indexed dollar amount set by the Internal Revenue Service which was $16,500 for 2011 and 2010.  C. J. Hughes will match $0.25 on each dollar contributed up to 6% of eligible wages.

Additionally, each plan year C. J. Hughes may make discretionary profit sharing contributions for participants who are actively employed on the last day of the plan year.  No discretionary profit sharing contribution was made for the 2011 or 2010 plan year.

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

Energy Services of America and its wholly owned subsidiaries contributed $69,949 for the fiscal year ended September 30, 2011.

19.  CREDIT RISK:

Financial instruments which potentially subject the Companies to credit risk consist primarily of cash, cash equivalents and contract receivables.  The Companies place their cash with high quality financial institutions.  At times, the balances in such institutions may exceed the FDIC insurance limit of $250,000 on interest bearing accounts.  As of September 30, 2011, the Companies had no uninsured bank balances.  The Companies perform periodic credit evaluations of its customers financial condition and generally do not require collateral.  Credit losses consistently have been within managements expectations.

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

22.   CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

ENERGY SERVICES OF AMERICA CORPORATION (Parent Only)
BALANCE SHEETS
As of September 30, 2011 and 2010

	2011	2010
Assets

Current Assets
Cash and cash equivalents	$50,989	$85,874
Other receivables	1,300	1,300
Deferred tax asset	74,281	145,580
Prepaid expenses and other	1,736,174	506,903
Total Current Assets	1,862,744	739,657

Property, plant and equipment, at cost	352,818	352,818
less accumulated depreciation	(179,614)	(109,050)
	173,204	243,768

Due from affiliates	26,225,969	18,288,364

Investment in subsidiaries	52,715,490	57,305,134

Total Assets	$80,977,407	$76,576,923

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$2,698,349	$2,000,411
Lines of credit and short term borrowings	13,875,723	13,493,860
Accounts payable	57,492	8,310
Accrued expenses and other current liabilities	270,089	909,819
Total Current Liabilities	16,901,653	16,412,400

Long-term debt, less current maturities	8,980,022	-
Deferred income taxes payable	180,016	44,774

Total Liabilities	26,061,691	16,457,174

Stockholders’ equity

Preferred stock, $.0001 par value
Authorized 1,000,000 shares, none issued	-	-
Common stock, $.0001 par value
Authorized 50,000,000 shares
Issued and outstanding 14,446,836 shares	1,445	1,209

Additional paid in capital	56,059,825	55,988,324
Retained earnings (deficit)	(1,145,554)	4,130,216

Total Stockholders’ equity	54,915,716	60,119,749

Total liabilities and stockholders’ equity	$80,977,407	$76,576,923

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION (Parent Only)
STATEMENTS OF INCOME

For the years ended September 30, 2011 and 2010

	2011	2010

General and administrative expenses	$-	$323,629

Net loss from operations before taxes	-	(323,629)

Other nonoperating income (expense)	(3,151)	16,446
Interest income (expense)	(1,138,367)	(916,060)

Net Income (loss) before tax	(1,141,518)	(1,223,243)

Income tax expense (benefit)	(455,392)	(480,475)

Equity in undistributed income (loss) of subsidiaries	(4,589,644)	6,515,118

Net Income (loss)	$(5,275,770)	$5,772,350

Weighted average shares outstanding- basic	12,113,488	12,092,307

Weighted average shares- diluted	12,113,488	12,099,390

Net income per share- basic	$(0.44)	$0.48

Net income per share- diluted	$(0.44)	$0.48

The accompanying notes are an integral part of these financial statements

ENERGY SERVICES OF AMERICA CORPORATION (Parent Only)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended September 30, 2011 and 2010

	2011	2010
Operating activities
Net income (loss)	$(5,275,770)	$5,772,350

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Provision for current tax (benefit)	(661,933)	(341,179)
Provision for deferred income tax (benefit)	206,541	(139,296)
Depreciation expense	70,563	63,438
Equity in undistributed (income) loss of subsidiaries	4,589,644	(6,515,118)
Share-based compensation expense	71,737	11,956
Changes in:
(Increase) decrease in prepaid expenses	(1,229,271)	1,294,944
Increase (decrease) in account payable	49,182	(25,622)
Increase (decrease) in accrued expenses and other current liabilities	(639,730)	909,819
Net cash provided by (used in) operating activities	(2,819,037)	1,031,292

Cash flows from investing activities:
Investment in property & equipment	-	(77,385)
Advances to subsidiaries	(7,275,672)	(6,339,022)
Net cash provided by (used in) investing activities	(7,275,672)	(6,416,407)

Cash flows from financing activities:
Borrowings on lines of credit, net of (repayments)	381,863	6,408,281
Principal payments on long term debt	(1,622,039)	(1,252,989)
Proceeds of issuance of debt	11,300,000	-
Net cash provided by (used in) financing activities	10,059,824	5,155,292

Increase (decrease) in cash and cash equivalents	(34,885)	(229,823)
Cash beginning of period	85,874	315,697
Cash end of period	$50,989	$85,874

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Income taxes	$696,177	$356,545
Interest	$1,145,887	$918,612
Insurance premiums financed	$581,782	$-

The Accompanying Notes are an Integral Part of These Financial Statements