Form 10-Q
period 2011-12-31
Energy Services of America CORP
filed 2012-02-10
CIK 1357971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
FORM 10-Q

(Mark One)

☒     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

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

As of February 10, 2012 there were issued and outstanding 14,446,836 shares of the Registrant’s Common Stock.

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2011	2011
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$5,547,603	$2,965,296
Accounts receivable-trade	30,292,681	19,144,821
Allowance for doubtful accounts	(278,339)	(278,339)
Retainages receivable	6,438,829	10,483,663
Other receivables	369,617	315,335
Costs and estimated earnings in excess of billings on uncompleted contracts	9,975,760	12,624,588
Deferred tax asset	2,128,252	3,193,586
Prepaid expenses and other	1,891,450	1,911,445
Total Current Assets	56,365,853	50,360,395

Property, plant and equipment, at cost	42,602,884	41,941,933
less accumulated depreciation	(19,608,737)	(18,186,798)
	22,994,147	23,755,135

Goodwill	36,914,021	36,914,021
Total Assets	$116,274,021	$111,029,551

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$4,636,021	$4,823,076
Lines of credit and short term borrowings	14,375,743	13,875,723
Accounts payable	10,565,686	8,600,211
Accrued expenses and other current liabilities	6,614,516	5,202,694
Billings in excess of costs and estimated earnings on uncompleted contracts	4,818,502	2,923,542
Total Current Liabilities	41,010,468	35,425,246

Long-term debt, less current maturities	10,506,248	11,221,186
Long-term debt, payable to shareholder	1,900,000	2,400,000
Deferred income taxes payable	6,790,233	7,067,403

Total Liabilities	60,206,949	56,113,835

Stockholders’ equity

Preferred stock, $.0001 par value
Authorized 1,000,000 shares, none issued	-	-
Common stock, $.0001 par value
Authorized 50,000,000 shares
Issued and outstanding 14,446,836
shares	1,445	1,445

Additional paid in capital	56,077,759	56,059,825
Retained earnings (deficit)	(12,132)	(1,145,554)
Total Stockholders’ equity	56,067,072	54,915,716

Total liabilities and stockholders’ equity	$116,274,021	$111,029,551

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010

Revenue	$49,550,437	$33,955,121

Cost of revenues	43,863,481	30,354,113

Gross profit	5,686,956	3,601,008

Selling and administrative expenses	3,287,425	3,180,301
Income from operations	2,399,531	420,707

Other income (expense)
Interest income	169	841
Other nonoperating income	787	1,706
Interest expense	(509,225)	(522,058)
Gain on sale of equipment	24,388	3,088
	(483,881)	(516,423)
Income (loss) before income taxes	1,915,650	(95,716)
Income tax expense (benefit)	782,228	(41,163)
Net income (loss)	$1,133,422	$(54,553)
Weighted average shares outstanding-basic	14,446,836	12,092,307

Weighted average shares-diluted	14,446,836	12,092,307

Net income (loss) per share basic	$0.078	$(0.005)

Net income (loss) per share diluted	$0.078	$(0.005)

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2011	2010

Operating activities
Net income (loss)	$1,133,422	$(54,553)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation expense	1,462,802	1,445,973
(Gain) on sale/disposal of equipment	(24,388)	(3,088)
Provision for deferred taxes	788,164	-
Share-based compensation expense	17,934	17,934
(Increase) decrease in contracts receivable	(11,147,860)	9,745,153
Decrease in retainage receivable	4,044,834	3,454,414
(Increase) decrease in other receivables	(54,282)	83,628
Decrease in cost and estimated earnings in excess of billings on uncompleted contracts	2,648,828	12,221,298
Decrease in prepaid expenses	26,997	631,163
Increase (decrease) in accounts payable	1,965,475	(12,060,197)
Increase (decrease) in accrued expenses	1,425,055	(8,611,117)
Increase (decrease) in billings in excess of cost and estimated earnings on uncompleted contracts	1,894,960	(1,305,497)
Increase in income taxes payable	-	292,782
Net cash provided by operating activities	4,181,941	5,857,893

Cash flows from investing activities:
Investment in property & equipment	(547,883)	(267,621)
Proceeds from sales of property and equipment	44,678	14,606
Net cash (used in) investing activities	(503,205)	(253,015)

Cash flows from financing activities:
Repayment of loans from shareholders	(500,000)	(200,000)
Borrowings on lines of credit and short term debt, net of (repayments)	500,020	4,500,000
Principal payments on long term debt	(1,089,447)	(2,370,171)
Principal payments on short term debt	(7,002)	-
Net cash provided by (used in) financing activities	(1,096,429)	1,929,829

Increase in cash and cash equivalents	2,582,307	7,534,707
Cash beginning of period	2,965,296	2,576,551
Cash end of period	$5,547,603	$10,111,258

Supplemental schedule of noncash investing and financing activities:
Purchases of property & equipment under financing agreements	$174,221	$393,675
Insurance premiums financed	$82,022	$-

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$478,705	$489,648
Income taxes	$58,064	$68,762
Insurance premiums financed	$7,002	$-

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the three months ended December 31, 2011 and 2010

					Total
	Common Stock		Additional Paid	Retained	Stockholders’
	Shares	Amount	in Capital	Earnings	Equity

Balance at September 30, 2010	12,092,307	$1,209	$55,988,324	$4,130,216	$60,119,749

Share-based compensation expense	-	-	17,934	-	17,934

Net Income (Loss)	-	-	-	(54,553)	(54,553)

Balance at December 31, 2010	12,092,307	$1,209	$56,006,258	$4,075,663	$60,083,130

Balance at September 30, 2011	14,446,836	$1,445	$56,059,825	$(1,145,554)	$54,915,716

Share-based compensation expense	-	-	17,934	-	17,934

Net Income	-	-	-	1,133,422	1,133,422

Balance at December 31, 2011	14,446,836	$1,445	$56,077,759	$(12,132)	$56,067,072

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the years ended September 30, 2011 and 2010 included in the Company’s Form 10-K filed December 22, 2011.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to interim financial reporting rules and regulations of the “SEC”.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations.  The operating results for the periods ended December 31, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation

The consolidated financial statements of Energy Services include the accounts of Energy Services and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Unless the context requires otherwise, references to Energy Services include Energy Services and its consolidated subsidiaries.

Reclassifications

Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year.

2. UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts as of December 31, 2011 and September 30, 2011 are summarized as follows:

	December 31, 2011	September 30, 2011

Costs incurred on contracts in progress	$233,511,425	$256,161,710
Estimated earnings, net of estimated losses	13,425,420	7,693,079
	246,936,845	263,854,789

Less: Billings to date	241,779,587	254,153,743
	$5,157,258	$9,701,046

Costs and estimated earnings in excess of billings on uncompleted contracts	$9,975,760	$12,624,588
Less: Billings in excess of costs and estimated earnings on uncompleted Contracts	4,818,502	2,923,542
	$5,157,258	$9,701,046

Backlog at December 31, 2011 and September 30, 2011 was $129.9 million and $128.5 million respectively.

3.  CLAIMS

The Company reported $3.5 million of claim revenue for the period ending September 30, 2011.  This claim was a result of a combination of customer-caused delays, errors in specification and designs, and disputed or unapproved contract change orders.  Revenue from this claim was recorded only to the extent contract costs relating to the claim have been incurred, factored by a probability factor to insure a conservative amount was recorded.

Resolution of these claims is a three step process.  The Company first meets with the customer to try to resolve all issues.  Secondly, if that is unsuccessful, non-binding mediation is held with an impartial mediator who tries to get both sides to agree on the issues.  If mediation is unsuccessful, the third phase is binding arbitration.  Under this step each party presents its case before a panel of three arbitrators who rule on the merits of the case.   At December 31, 2011 the claim reported is at the first phase of this process.   The Company considers collection of these claims highly probable.

4.  FAIR VALUE MEASUREMENTS

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed rate debt to unrelated parties was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, which is a level 3 input. It was not practicable to estimate the fair value of notes payable to related parties. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $14.5 million at December 31, 2011 was $14.6 million.

5.  EARNINGS PER SHARE

The amounts used to compute the basic and diluted earnings per share for the three months ended December 31, 2011 and 2010.

	Three Months Ended
	December 31,

	2011	2010

Net Income (Loss) from continuing operations available to common shareholders	$1,133,422	$(54,553)

Weighted average shares outstanding basic	14,446,836	12,092,307

Effect of dilutive securities:
Warrants	-0-	-0-
Restricted stock grants	-0-	-0-

Weighted average shares outstanding diluted	14,446,836	12,092,307

Net Income (Loss) per share-basic	$0.078	$(0.005)
Net Income (Loss) per share-diluted	$0.078	$(0.005)

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

The Company enters into various types of contracts, including competitive unit price, time and material and fixed price (lump sum) contracts.  The terms of the contracts will vary from job to job and customer to customer though most contracts are on the basis of either unit pricing in which the Company agrees to do the work for a price per unit of work performed or for a fixed amount for the entire project.  Most of the Company’s projects are completed within one year of the start of the work.  On occasion, the Company’s customers will require the posting of performance and/or payment bonds upon execution of the contract, depending upon the nature of the work performed.

The Company generally recognizes revenue on unit price and time and material contracts when units are completed or services are performed.  Fixed price contracts usually result in recording revenues as work on the contract progresses on a percentage of completion basis.  Under this accounting method, revenue is recognized based on the percentage of total costs incurred to date in proportion to total estimated costs at completion of the contract.  Many contracts also include retainage provisions under which a percentage of the contract price is withheld until the project is complete and has been accepted by the customer.

First Quarter Overview

The following is an overview for the three months ended December 31, 2011.

Three Months ended
December 31, 2011
(In Millions)

Sales	$49.55
Cost of Revenues	43.86
Gross Profit	5.69
Selling & Adm.	3.29
Income from operations before taxes	2.40
Other expenses	0.48
Income before income tax	1.92
Income taxes	0.79
Net Income	$1.13

The first quarter for the Company is typically a slower period for our business lines.  The weather normally does not allow as many workable days as the third and fourth quarters.  However, the weather in the Mid Atlantic states this year has been fairly mild and has allowed for more projects to be undertaken than normally expected.

Quarter Ending December 31, 2011 and 2010 Comparison

            Revenues.  Revenues increased by $15.6 million or 45.9% to $49.6 million for the three months ended December 31, 2011 compared to the same period in 2010.   The increase in revenue for the quarter reflects more projects being undertaken during the three months ended December 31, 2011.

            Cost of Revenues. Costs of Revenues increased by $13.5 million or 44.5% to $43.9 million for the three months ended December 31, 2011 compared to the same period ending in 2010.  The increase in the cost of revenue reflects more projects being undertaken during the three months ended December 31, 2011.

Gross Profit.   Gross profit increased by $2.1 million or 57.9% to $5.7 million for the three months ended December 31, 2011 compared to the same period ending in 2010.  The increase in gross profits were driven by the Company being more efficient  on the projects ongoing during the three months ended December 31, 2011 and the increased volume.

Selling and administrative expenses.  Selling and administrative expenses increased by $107,000 or 3.4% to $3.3 million for the three months ended December 31, 2011 compared to the same period ending in 2010.  This small increase was primarily due to minimal increases in various selling and administrative expense categories during the quarter ended December 31, 2011.

Income  from Operations.  The Company had income from operations of $2.4 million for the three months ended December 31, 2011 compared to income of $421,000 for the three months ended December 31, 2010.  This is a function of the previous categories.

Interest Expense.  Interest expense decreased by $13,000 or 2.5% to $509,000 for the three months ended December 31, 2011 compared to the same period ending for 2010.  The small change reflects fairly consistent  borrowings during the period ending in 2011 compared to the same period ending in 2010.

Net Income (Loss). The Company had a net income of $1.1 million for the three months ended December 31, 2011 compared to a net loss of $55,000 for the same period ending in 2010.  The net income occurred principally due to more projects being undertaken during the three months ended December 31, 2011.

Comparison of Financial Condition

The Company had total assets at December 31, 2011 of $116.3 million, an increase of $5.2 million from September 30, 2011.  Some of the primary components of the balance sheet were accounts receivable which totaled $30.3 million, an increase of $11.1 million from September 30, 2011.  This increase resulted from increased revenue during the quarter and the completion of major projects causing retention to be billed and reclassed as accounts receivable.  Other major categories of assets at December 31, 2011 included cash of $5.5 million and fixed assets less accumulated depreciation of $23.0 million.  Liabilities totaled $60.2 million, an increase of $4.1 million from September 30, 2011.   This increase was primarily due to increases in accounts payable and accrued expenses.

Stockholders’ Equity. Stockholders’ equity increased from $54.9 million at September 30, 2011 to $56.1 million at December 31, 2011.  This increase was due to the net income of $1.1 million and an increase in additional paid in capital of $18,000.   We have not paid any cash or stock dividends on our common stock, nor have we repurchased shares of our common stock.

Liquidity and Capital Resources

Cash Requirements

We anticipate that our cash and cash equivalents on hand at December 31, 2011, which totaled  $5.5 million, along with  our credit facilities available to us and our anticipated future cash flows from operations will provide sufficient cash to meet our operating needs.  However, the increased demand for our services could result in the Company requiring significant additional working capital.

Sources and Uses of Cash

           The net income for the three months ended December 31, 2011 was $1.1 million.  The depreciation expense was $1.5 million.   Contracts, other receivables, and prepaids used $2.6 million while increases in accounts payable and accrued expenses provided $3.4 million.  Net cash provided by operating activities was $4.2 million.  Investing activities consumed $503,000. Financing activities consumed $1.1 million.

As of December 31, 2011, we had $5.5 million in cash, working capital of $15.4 million and long term debt, net of current maturities of $12.4 million.

Loan Covenants

The Company has established an eighteen million ($18,000,000) Line of Credit agreement with a regional bank.  Interest will accrue on the line of credit at an annual rate based on the “Wall Street Journal” Prime Rate (the Index) with a floor of six percent (6.0%).  Cash available under the line is calculated based on a percentage of the Company’s accounts receivable with certain exclusions.  Major items excluded from calculation are certain percentages of receivables from bonded jobs and retainage as well as items greater than one hundred twenty (120) days old.  At December 31, 2011 the Company had $3.7 million available on the line.  If additional working capital is unavailable the Company’s growth and ability to undertake larger projects will be impaired which could have a significant negative impact on the Company’s operating margins and overall financial strength.

 The following are the major covenants of the line:

1.	Current Ratio must be not less than 1.5. As of December 31, 2011 our current ratio was 1.37 to 1. This covenant was waived through March 31, 2012.

2.	Debt to tangible net worth must not exceed 3.5. As of December 31, 2011 this ratio was 3.14 to 1.

3.	Capital Expenditures (CAPEX) must not exceed $7.5 million per year. CAPEX from the loan date was approximately $1.0 million.

4.	Dividends shall not exceed 50% of taxable income without prior bank approval. No dividends have been declared.

We were in compliance with, or have obtained waivers for all loan covenants as of the period ending December 31, 2011.

Off-Balance Sheet transactions

Due to the nature of our industry, we often enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets.  Though for the most part not material in nature, some of these are:

Leases

 Our work often requires us to lease various facilities, equipment and vehicles.  These leases usually are short term in nature, one year or less though at times we may enter into longer term leases when warranted.  By leasing equipment, vehicles and facilities, we are able to reduce our capital outlay requirements for equipment vehicles and facilities that we may only need for short periods of time.  The Company currently rents two pieces of real estate from directors of the Company under long-term lease agreements.  One agreement calls for monthly rental payments of $5,000 and extends through August 15, 2014.  The second agreement is for the Company’s headquarter offices and is rented from a corporation in which two of the Company’s directors are shareholders.  The agreement began November 1, 2008 and runs through October 31, 2013 with options to renew.  The second agreement calls for a monthly rental of $7,500 per month.  The Company also rents office and shop space from other independent lessors.  The office space rental is $11,000 per month and extends to December 2012.  The shop rental is $2,200 monthly and extends to October 2012.

Letters of Credit

Certain customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors, vendors, etc. on various customer projects.  At December 31, 2011, the Company had no letters of credit outstanding.

Performance Bonds

Some customers, particularly new ones or governmental agencies, require us to post bid bonds, performance bonds and payment bonds.   These bonds are obtained through insurance carriers and guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors.  If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the insurer make payments or provide services under the bond.  We must reimburse the insurer for any expenses or outlays it is required to make.  Depending upon the size and conditions of a particular contract, we may be required to post letters of credit or other collateral in favor of the insurer.   Posting of these letters or other collateral reduce our borrowing capabilities.   Historically, the Company has never had a payment made by an insurer under these circumstances and does not anticipate any claims in the foreseeable future.    At December 31, 2011, we had $121 million in performance bonds outstanding.

Concentration of Credit Risk

In the ordinary course of business the company grants credit under normal payment terms, generally without collateral, to our customers, which include natural gas and oil companies, general contractors, and various commercial and industrial customers located within the United States.    Consequently, we are subject to potential credit risk related to business and economic factors that would affect these companies.  However, we generally have certain statutory lien rights with respect to services provided.  Under certain circumstances such as foreclosure, we may take title to the underlying assets in lieu of cash in settlement of receivables.  The Company had two customers that exceeded 10% of revenues for the three months ended December 31, 2011.  Those two customers accounted for 32% of revenues for the period.

Related Party Transactions

           Total long-term debt at December 31, 2011 was $17.0 million, of which $2.6 million was payable to certain directors, officers and former owners of S.T. Pipeline, Inc.   The related party debt consists of a $1.9 million note due in August 2013, and a $700,000 note payable in installments of $100,000 through April 2012 with $300,000 paid on January 9, 2012.

Inflation

Due to relatively low levels of inflation during the three months ended December 31, 2011 and 2010, inflation did not have a significant effect on our results.

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

The Company has determined that its operating units meet the criteria for aggregation and can be deemed a single reporting unit because of their similar economic characteristics.  The July 1, 2011 annual impairment testing indicated that the fair value of the aggregated operating units is at least 10% higher than the carrying value at that date.  Management is not aware of any changes in circumstances since the impairment test date that would indicate that goodwill might be impaired.

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

The Company’s market capitalization is currently below book value.  At December 31, 2011 the market cap of the Company was at 69% of book value.

Management will continue to assess at each reporting date the need for a goodwill impairment test under the Accounting Standards Codification if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Self Insurance.  The Company has its workers compensation, general liability and auto insurance through a captive insurance company.  While the Company believes that this arrangement has been very beneficial in reducing and stabilizing insurance costs the Company does have to maintain a restricted cash account to guarantee payments of premiums. That restricted account had a balance of $1,391,000 as of December 31, 2011.  Should the captive insurance company experience severe losses over an extended period, it could have a detrimental effect on the Company.

Accounts Receivable and Provision for Doubtful Accounts .  The Company provides an allowance for doubtful accounts when collection of an account is considered doubtful.  Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates relating to, among others, our customer’s access to capital, our customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer.  While most of our Customers are large well capitalized companies, should they experience material changes in their revenues and cash flows or incur other difficulties and not be able to pay the amounts owed, this could cause reduced cash flows and losses in excess of our current reserves.  At December 31, 2011, the management review deemed that the allowance for doubtful accounts was adequate to cover any anticipated losses.

Outlook

The following statements are based on current expectations.  These statements are forward looking, and actual results may differ materially.

We expect to see spending from our customers on their transmission and distribution systems increasing over the next few years as demand returns to normalized levels.   The Company’s backlog at December 31, 2011 was $129.9 million and while adding additional business projects appears likely, no assurances can be given that the Company will be successful in bidding on projects that become available.

If the increased demand moves to expected levels in fiscal 2012 and beyond, we believe that the Company will continue to have opportunities to continue to improve both revenue and the profits thereon.

If growth continues, we will be required to make additional capital expenditures for equipment to keep up with that need.  Currently, it is anticipated that in fiscal 2012, the Company’s capital expenditures will be between $2.0 million and $4.0 million.  However, if the customer demands increase beyond anticipated levels, this number could be significantly higher.  Significantly higher capital expenditure requirements could impair our cash flows and require additional borrowings.

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

There has been no change in Energy Services of America Corporation’s internal control over financial reporting during Energy Services of America Corporation’s first quarter of fiscal year 2012 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

Please see the information disclosed in the “Risk Factors” section of our Form 10-K as filed with the Securities and Exchange Commission on December 22, 2011, and which is incorporated herein by reference.   There have been no changes to the risk factors since the filing of the Annual Report on Form 10-K.

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

ENERGY SERVICES OF AMERICA CORPORATION

Date: February 10, 2012	By:	/s/	Edsel R. Burns
Edsel R. Burns
Chief Executive Officer

Date: February 10, 2012	By:	/s/	Larry A. Blount
Larry A. Blount
Chief Financial Officer