Form 10-Q
period 2012-03-31
Energy Services of America CORP
filed 2012-05-14
CIK 1357971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

☐	Transition report under Section 13 or 15(d) of the Securities Exchange act of 1934

For the transition period from _________________ to _________________

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

As of May 14, 2012 there were issued and outstanding 14,446,836 shares of the Registrant’s Common Stock.

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2012	2011
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$4,589,025	$2,965,296
Accounts receivable-trade	17,023,307	19,144,821
Allowance for doubtful accounts	(240,071)	(278,339)
Retainages receivable	7,152,222	10,483,663
Other receivables	338,096	315,335
Costs and estimated earnings in excess of billings on uncompleted contracts	10,581,700	12,624,588
Deferred tax asset	4,357,492	3,193,586
Prepaid expenses and other	3,938,589	1,911,445
Total Current Assets	47,740,360	50,360,395

Property, plant and equipment, at cost	42,127,517	41,941,933
less accumulated depreciation	(20,503,057)	(18,186,798)
	21,624,460	23,755,135

Goodwill	36,914,021	36,914,021
Total Assets	$106,278,841	$111,029,551

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$4,033,236	$4,823,076
Lines of credit and short term borrowings	14,379,852	13,875,723
Accounts payable	8,019,964	8,600,211
Accrued expenses and other current liabilities	6,634,948	5,202,694
Billings in excess of costs and estimated earnings on uncompleted contracts	3,127,803	2,923,542
Total Current Liabilities	36,195,803	35,425,246

Long-term debt, less current maturities	9,577,676	11,221,186
Long-term debt, payable to shareholder	1,600,000	2,400,000
Deferred income taxes payable	6,735,869	7,067,403

Total Liabilities	54,109,348	56,113,835

Stockholders’ equity

Preferred stock, $.0001 par value
Authorized 1,000,000 shares, none issued	-	-
Common stock, $.0001 par value
Authorized 50,000,000 shares
Issued and outstanding 14,446,836
shares	1,445	1,445

Additional paid in capital	56,095,693	56,059,825
Retained earnings (deficit)	(3,927,645)	(1,145,554)
Total Stockholders’ equity	52,169,493	54,915,716

Total liabilities and stockholders’ equity	$106,278,841	$111,029,551

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2012	2011	2012	2011

Revenue	$37,109,654	$13,782,189	$86,660,091	$47,737,310

Cost of revenues	39,854,616	15,329,864	83,718,097	45,683,977

Gross profit (loss)	(2,744,962)	(1,547,675)	2,941,994	2,053,333

Selling and administrative expenses	3,047,224	3,549,508	6,334,649	6,729,809

Loss from operations	(5,792,186)	(5,097,183)	(3,392,655)	(4,676,476)

Other income (expense)
Interest income	2,693	442	2,862	1,283
Other nonoperating income	7,476	8,067	8,263	9,773
Interest expense	(450,822)	(401,204)	(960,047)	(923,262)
Gain on sale of equipment	17,591	9,850	41,979	12,938
	(423,062)	(382,845)	(906,943)	(899,268)

Loss before income taxes	(6,215,248)	(5,480,028)	(4,299,598)	(5,575,744)

Income tax benefit	(2,299,735)	(2,111,529)	(1,517,507)	(2,152,692)

Net loss	$(3,915,513)	$(3,368,499)	$(2,782,091)	$(3,423,052)

Weighted average shares outstanding-basic	14,446,836	12,092,307	14,446,836	12,092,307

Weighted average shares-diluted	14,446,836	12,092,307	14,446,836	12,092,307

Net loss per share basic	$(0.27)	$(0.28)	$(0.19)	$(0.28)

Net loss per share diluted	$(0.27)	$(0.28)	$(0.19)	$(0.28)

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended	Six Months Ended
	March 31,	March 31,
Operating activities	2012	2011

Net loss	$(2,782,091)	$(3,423,052)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation expense	2,924,657	2,915,444
Gain on sale/disposal of equipment	(41,979)	(12,938)
Provision for deferred taxes	(1,495,440)	(2,292,186)
Share-based compensation expense	35,868	35,868
Decrease in contracts receivable	2,083,246	13,503,595
Decrease in retainage receivable	3,331,441	3,356,821
(Increase) decrease in other receivables	(22,761)	83,847
Decrease in cost and estimated earnings in excess of billings on uncompleted contracts	2,042,888	11,538,627
Increase in prepaid expenses	(1,238,535)	(1,069,622)
(Decrease) in accounts payable	(580,247)	(10,699,004)
Increase (decrease) in accrued expenses	1,452,268	(7,951,949)
Increase (decrease) in billings in excess of cost and estimated earnings on uncompleted contracts	204,261	(1,129,439)
Net cash provided by operating activities	5,913,576	4,856,012

Cash flows from investing activities:
Investment in property & equipment	(641,236)	(544,420)
Proceeds from sales of property and equipment	183,594	24,456
Net cash used in investing activities	(457,642)	(519,964)

Cash flows from financing activities:
Repayment of loans from shareholders	(800,000)	(600,000)
Borrowings on lines of credit and short term debt, net of (repayments)	504,129	(731,474)
Principal payments on long term debt	(2,747,725)	(3,735,583)
Principal payments on short term debt	(788,609)	-
Net cash used in financing activities	(3,832,205)	(5,067,057)

Increase (decrease) in cash and cash equivalents	1,623,729	(731,009)
Cash beginning of period	2,965,296	2,576,551
Cash end of period	$4,589,025	$1,845,542

Supplemental schedule of noncash investing and financing activities:
Insurance premiums financed	$2,867,738	$512,256
Purchases of property & equipment under financing agreements	$294,361	$1,004,793

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$912,851	$917,613
Income taxes	$141,931	$486,043
Insurance premiums financed	$788,609	$146,195

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the six months ended March 31, 2012 and 2011
Unaudited

	Common Stock		Additional Paid	Retained	Total Stockholders’
	Shares	Amount	in Capital	Earnings (deficit)	Equity

Balance at September 30, 2010	12,092,307	$1,209	$55,988,324	$4,130,216	$60,119,749

Share-based compensation expense	-	-	35,868	-	35,868

Net loss	-	-	-	(3,423,052)	(3,423,052)

Balance at March 31, 2011	12,092,307	$1,209	$56,024,192	$707,164	$56,732,565

Balance at September 30, 2011	14,446,836	$1,445	$56,059,825	$(1,145,554)	$54,915,716

Share-based compensation expense	-	-	35,868	-	$35,868

Net loss	-	-	-	(2,782,091)	$(2,782,091)

Balance at March 31, 2012	14,446,836	$1,445	$56,095,693	$(3,927,645)	$52,169,493

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the years ended September 30, 2011 and 2010 included in the Company’s Form 10-K filed December 22, 2011.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to interim financial reporting rules and regulations of the “SEC”.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations.  The operating results for the periods ended March 31, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation

The consolidated financial statements of Energy Services include the accounts of Energy Services and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Unless the context requires otherwise, references to Energy Services include Energy Services and its consolidated subsidiaries.

Reclassifications

Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year.

2. UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts as of March 31, 2012 and September 30, 2011 are summarized as follows:

	March 31, 2012	September 30, 2011

Costs incurred on contracts in progress	$247,365,776	$256,161,710
Estimated earnings, net of estimated losses	9,609,327	7,693,079
	256,975,103	263,854,789

Less: Billings to date	249,521,206	254,153,743
	$7,453,897	$9,701,046

Costs and estimated earnings in excess of billings on uncompleted contracts	$10,581,700	$12,624,588
Less: Billings in excess of costs and estimated earnings on uncompleted Contracts	3,127,803	2,923,542
	$7,453,897	$9,701,046

Backlog at March 31, 2012 and September 30, 2011 was $114.1 million and $128.5 million respectively.

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

Resolution of these claims is a three step process.  The Company first meets with the customer to try to resolve all issues.  Secondly, if that is unsuccessful, non-binding mediation is held with an impartial mediator who tries to get both sides to agree on the issues.  If mediation is unsuccessful, the third phase is binding arbitration.  Under this step each party presents its case before a panel of three arbitrators who rule on the merits of the case.   At March 31, 2012 the claims reported are at the first phase of this process.   The Company considers collection of these claims highly probable.

4.  FAIR VALUE MEASUREMENTS

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed rate debt to unrelated parties was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, which is a level 3 input. It was not practicable to estimate the fair value of notes payable to related parties. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $13.5 million at March 31, 2012 was $13.6 million.

5.  EARNINGS PER SHARE

The amounts used to compute the basic and diluted earnings per share for the three months and six months ended March 31, 2012 and 2011.

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011

Net Loss from continuing operations available to common shareholders	$(3,915,513)	$(3,368,499)	$(2,782,091)	$(3,423,052)

Weighted average shares outstanding basic	14,446,836	12,092,307	14,446,836	12,092,307

Effect of dilutive warrants	-0-	-0-	-0-	-0-

Weighted average shares outstanding diluted	14,446,836	12,092,307	14,446,836	12,092,307

Net Income (Loss) per share-basic	$(0.27)	$(0.28)	$(0.19)	$(0.28)
Net Income (Loss) per share-diluted	$(0.27)	$(0.28)	$(0.19)	$(0.28)

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

Second Quarter Overview

           The following is an overview for the three months and six months ended March 31, 2012.

	Three Months ended March 31, 2012 (In Millions)	Six Months ended March 31, 2012 (In Millions)

Sales	$37.11	$86.66
Cost of revenues	39.85	83.72
Gross profit (loss)	(2.74)	2.94
Selling & Adm.	3.05	6.33
Loss from operations before taxes	(5.79)	(3.39)
Other expenses	(0.42)	(0.91)
Loss before tax	(6.21)	(4.30)
Income tax benefit	(2.30)	(1.52)
Net loss	$(3.91)	$(2.78)

The second quarter for the Company is typically a slower period for our business lines.  The weather normally does not allow as many workable days as the third and fourth quarters.  However, the weather in the Mid Atlantic states this year has been fairly mild and has allowed for more projects to be undertaken than normally expected.

Quarter Ending March 31, 2012 and 2011 Comparison

                Revenues.  Revenues increased by $23.3 million or 169.3%  to $37.1 million for the three months ended March 31, 2012 and increased by $38.9 million or 81.5% to $86.7 million for the six months ended March 31, 2012 compared to the same periods in 2011.   The increase in revenue for the quarter reflects more projects being undertaken during the six months ended March 31, 2012.

                Cost of Revenues. Costs of Revenues increased by $24.5 million or 160% to $39.9 million for the three months ended March 31, 2012 and increased by $38.0 million or 83.3% to $83.7 million for the six months ended March 31, 2012 compared to the same periods ending in 2011.  The increase in the cost of revenue reflects more projects being undertaken during the six months ended March 31, 2012.

Gross Profit (Loss).   Gross loss increased by $1.2 million or 77.4% to $2.7 million for the three months ended March 31, 2012.  The increased loss occurred principally due to unexpected delays and production issues on one major project for the quarter ended March 31, 2012. The gross loss decreased by $889,000 or 43.3 % to $2.9 million for the six months ended March 31, 2012 compared to the same periods ending in 2011.

Selling and administrative expenses.  Selling and administrative expenses decreased by $502,000 or 14.2% to $3.0 million  for the three months ended March 31, 2012 and decreased by $395,000 or 5.9% to $6.3 million for the six months ended March 31, 2012 compared to the same periods ending in 2011.  This decrease was primarily due to more staff labor being assigned to projects, and not carried on overhead, compared to the same periods ending in 2011.

Income (Loss) from Operations.  The Company had a loss of $5.8 million for the three months ended March 31, 2012 and a loss of $3.4 million for the six months ended March 31, 2012 compared to losses of $5.1 million and $4.7 million for the three and six months ended March 31, 2011.  This is a function of the previous categories.

Interest Expense.  Interest expense increased by $50,000 or 12.4% to $451,000 for the three months ended March 31, 2012 and increased $37,000 or 4.0% to $960,000 for the six months ended March 31, 2012 compared to the same period ending for 2011.

Net Income (Loss). The Company had a net loss of $3.9 million for the three months ended March 31, 2012 and a net loss of $2.8 million for the six months ended March 31, 2012 compared to net losses of $3.4 million and $3.4 for the same periods ending in 2011.

Comparison of Financial Condition

The Company had total assets at March 31, 2012 of $106.3 million, a decrease of $4.8 million from September 30, 2011.  Some of the primary components of the balance sheet were accounts receivable and retention which totaled $17.0 million and $7.2 million, decreases of $2.1 million and $3.3 million from September 30, 2011.  Other major categories of assets at March 31, 2012 included cash of $4.6 million and fixed assets less accumulated depreciation of $21.6 million.  Liabilities totaled $54.1 million, a decrease of $2.0 million from September 30, 2011.

Stockholders’ Equity. Stockholders’ equity decreased from $54.9 million at September 30, 2011 to $52.2 million at March 31, 2012.  This decrease was due to the net loss of $2.8 million and an increase in additional paid in capital of $36,000 for the amortization of stock options.   We have not paid any cash or stock dividends on our common stock, nor have we repurchased shares of our common stock.

Liquidity and Capital Resources

Cash Requirements

The Company has an Eighteen million ($18,000,000) line of credit with three financial institutions which by its terms expires on July 25, 2012.  We have been notified by the lead lender that some of the participants do not intend to continue their participation in the line of credit once it expires.  Since our line of credit requires all the participants for the transaction to be renewed, we are working to try to find replacement banks for those who have indicated they will not be remaining as participants. We are also exploring other alternative means of financing.  We are hopeful that we can either find adequate participants to renew the loan and/or find alternative financing though there is no guarantee that we will be successful.   If we are unsuccessful in our efforts, it will result in reducing our ability to bid and perform work at our current levels.  At March 31, 2012 we had accessed $12.3 million of the line of credit.

Sources and Uses of Cash

                The net loss for the six months ended March 31, 2012 was $2.8 million.  The depreciation expense was $2.9 million.   Contracts, other receivables, and prepaids provided $6.4 million while increases in accounts payable and accrued expenses provided $872,000.  Net cash provided by operating activities was $5.9 million.  Investing activities consumed $458,000. Financing activities consumed $3.8 million.

As of March 31 2012, we had $4.6 million in cash, working capital of $11.5 million and long term debt, net of current maturities of $11.2 million.

Loan Covenants

The Company has established an eighteen million ($18,000,000) Line of Credit agreement with a regional bank.  Interest will accrue on the line of credit at an annual rate based on the “Wall Street Journal” Prime Rate (the Index) with a floor of six percent (6.0%).  Cash available under the line is calculated based on a percentage of the Company’s accounts receivable with certain exclusions.  Major items excluded from calculation are certain percentages of receivables from bonded jobs and retainage as well as items greater than one hundred twenty (120) days old.  At March 31, 2012 the Company had $5.7 million available on the line less a letter of credit of $953,000 for a total available of $4.7 million.  If additional working capital is unavailable the Company’s growth and ability to undertake larger projects will be impaired which could have a significant negative impact on the Company’s operating margins and overall financial strength.

The following are the major covenants of the line:

1.	Current Ratio must be not less than 1.5. As of March 31, 2012 our current ratio was 1.32 to 1. This covenant was waived through March 31, 2012.

2.	Debt to tangible net worth must not exceed 3.5. As of March 31, 2012 this ratio was 3.55 to 1.

3.	Capital Expenditures (CAPEX) must not exceed $7.5 million per year. CAPEX from the loan date was approximately $1.2 million.

4.	Dividends shall not exceed 50% of taxable income without prior bank approval. No dividends have been declared.

We were in compliance with, or have obtained waivers for all loan covenants as of the period ending March 31, 2012.

Off-Balance Sheet transactions

Due to the nature of our industry, we often enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets.  Though for the most part not material in nature, some of these are:

Leases

Our work often requires us to lease various facilities, equipment and vehicles.  These leases usually are short term in nature, one year or less though at times we may enter into longer term leases when warranted.  By leasing equipment, vehicles and facilities, we are able to reduce our capital outlay requirements for equipment vehicles and facilities that we may only need for short periods of time.  The Company currently rents two pieces of real estate from directors, or former directors, of the Company under long-term lease agreements.  One agreement calls for monthly rental payments of $5,000 and extends through August 15, 2014.  The second agreement is for the Company’s headquarter offices and is rented from a corporation in which two of the Company’s directors are shareholders.  The agreement began November 1, 2008 and runs through October 31, 2013 with options to renew.  The second agreement calls for a monthly rental of $7,500 per month.  The Company also rents office and shop space from other independent lessors.  The office space rental is $11,000 per month and extends to December 2012.  The shop rental is $2,200 monthly and extends to October 2012.

Letters of Credit

Certain customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors, vendors, etc. on various customer projects.  At March 31, 2012, the Company had one letter of credit outstanding in the amount of $953,340.

Performance Bonds

Some customers, particularly new ones or governmental agencies, require us to post bid bonds, performance bonds and payment bonds.   These bonds are obtained through insurance carriers and guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors.  If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the insurer make payments or provide services under the bond.  We must reimburse the insurer for any expenses or outlays it is required to make.  Depending upon the size and conditions of a particular contract, we may be required to post letters of credit or other collateral in favor of the insurer.   Posting of these letters or other collateral reduce our borrowing capabilities.   Historically, the Company has never had a payment made by an insurer under these circumstances and does not anticipate any claims in the foreseeable future.    At March 31, 2012 we had $91.2 million in performance bonds outstanding.

Concentration of Credit Risk

In the ordinary course of business the Company grants credit under normal payment terms, generally without collateral, to our customers, which include natural gas and oil companies, general contractors, and various commercial and industrial customers located within the United States.    Consequently, we are subject to potential credit risk related to business and economic factors that would affect these companies.  However, we generally have certain statutory lien rights with respect to services provided.  Under certain circumstances such as foreclosure, we may take title to the underlying assets in lieu of cash in settlement of receivables.  The Company had two customers that exceeded 10% of revenues for the six months ended March 31, 2012.  Those two customers accounted for 42% of revenues for the period.

Related Party Transactions

                Total long-term debt at March 31, 2012 was $15.2 million, of which $1.8 million was payable to certain directors, officers and former owners of S.T. Pipeline, Inc.   The related party debt consists of a $1.6 million note due in August 2013, and a $200,000 note payable which was paid in full on April 30, 2012.

Inflation

Due to relatively low levels of inflation during the six months ended March 31, 2012 and 2011, inflation did not have a significant effect on our results.

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

 The Company has determined that its operating units meet the criteria for aggregation and can be deemed a single reporting unit because of their similar economic characteristics.  The July 1, 2011 annual impairment testing indicated that the fair value of the aggregated operating units is at least 10% higher than the carrying value at that date.  Management performed a qualitative assessment of the Company’s goodwill for the period ending March 31, 2012, and based on this assessment, management has determined that goodwill was not impaired as of March 31, 2012.

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

The Company’s market capitalization is currently above book value.  At March 31, 2012 the market cap of the Company was at 101% of book value.

Management will continue to assess at each reporting date the need for a goodwill impairment test under the Accounting Standards Codification if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Self Insurance.  The Company has its workers compensation, general liability and auto insurance through a captive insurance company.  While the Company believes that this arrangement has been very beneficial in reducing and stabilizing insurance costs the Company does have to maintain a restricted cash account to guarantee payments of premiums. That restricted account had a balance of $1,391,000 as of March 31, 2012.  A letter of credit of $953,430 was issued in January 2012 in lieu of additional cash being deposited in the restricted account.  Should the captive insurance company experience severe losses over an extended period, it could have a detrimental effect on the Company.

Accounts Receivable and Provision for Doubtful Accounts.  The Company provides an allowance for doubtful accounts when collection of an account is considered doubtful.  Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates relating to, among others, our customer’s access to capital, our customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer.  While most of our customers are large well capitalized companies, should they experience material changes in their revenues and cash flows or incur other difficulties and not be able to pay the amounts owed, this could cause reduced cash flows and losses in excess of our current reserves.  At March 31, 2012, the management review deemed that the allowance for doubtful accounts was adequate to cover any anticipated losses.

Outlook

The following statements are based on current expectations.  These statements are forward looking, and actual results may differ materially.

We expect to see spending from our customers on their transmission and distribution systems increasing over the next few years as demand returns to normalized levels.   The Company’s backlog at March 31, 2012 was $114.1 million and while adding additional business projects appears likely, no assurances can be given that the Company will be successful in bidding on projects that become available.

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

There has been no change in Energy Services of America Corporation’s internal control over financial reporting during Energy Services of America Corporation’s second quarter of fiscal year 2012 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

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

ENERGY SERVICES OF AMERICA CORPORATION

Date: May 14, 2012	By:	/s/ Edsel R. Burns
Edsel R. Burns
Chief Executive Officer

Date: May 14, 2012	By:	/ s/ Larry A. Blount
Larry A. Blount
Chief Financial Officer