Form 10-Q
period 2012-06-30
Energy Services of America CORP
filed 2012-08-14
CIK 1357971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

(Registrant’s Telephone Number including area code): (304) 399-6315

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
YES ☐  NO ☒

As of August 14, 2012 there were issued and outstanding 14,446,836 shares of the Registrant’s Common Stock.

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2012	2011
	(Unaudited)	(Audited)
Assets

Current Assets
Cash and cash equivalents	$3,568,305	$2,965,296
Accounts receivable-trade	16,655,296	19,144,821
Allowance for doubtful accounts	(240,071)	(278,339)
Retainages receivable	6,859,536	10,483,663
Other receivables	793,815	315,335
Costs and estimated earnings in excess of billings on uncompleted contracts	11,408,894	12,624,588
Deferred tax assets	5,434,712	3,193,586
Prepaid expenses and other current assets	3,442,960	1,911,445
Total Current Assets	47,923,447	50,360,395

Property, plant and equipment, at cost	42,295,555	41,941,933
less accumulated depreciation	(21,954,059)	(18,186,798)
	20,341,496	23,755,135

Goodwill	36,914,021	36,914,021
Total Assets	$105,178,964	$111,029,551

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$3,618,987	$4,823,076
Lines of credit and short term borrowings	17,551,931	13,875,723
Accounts payable	10,431,228	8,600,211
Accrued expenses and other current liabilities	4,469,414	5,202,694
Billings in excess of costs and estimated earnings on uncompleted contracts	2,066,747	2,923,542
Total Current Liabilities	38,138,307	35,425,246

Long-term debt, less current maturities	8,903,162	11,221,186
Note payable to shareholder	1,300,000	2,400,000
Deferred income taxes payable	6,657,673	7,067,403
Total Liabilities	54,999,142	56,113,835

Stockholders’ equity

Preferred stock, $.0001 par value Authorized 1,000,000 shares, none issued	—	—
Common stock, $.0001 par value Authorized 50,000,000 shares Issued and outstanding 14,446,836 shares	1,445	1,445

Additional paid in capital	56,113,627	56,059,825
Retained earnings (deficit)	(5,935,250)	(1,145,554)
Total Stockholders’ equity	50,179,822	54,915,716

Total liabilities and stockholders’ equity	$105,178,964	$111,029,551

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011

Revenue	$40,854,446	$46,035,147	$127,514,537	$93,772,457

Cost of revenues	40,837,134	43,662,148	124,555,231	89,346,125

Gross profit	17,312	2,372,999	2,959,306	4,426,332

Selling and administrative expenses	2,825,432	2,974,318	9,160,081	9,704,127
Loss from operations	(2,808,120)	(601,319)	(6,200,775)	(5,277,795)

Other income (expense)
Interest income	172	698	3,034	1,981
Other nonoperating income	132,317	1,633	140,580	11,406
Interest expense	(467,823)	(422,961)	(1,427,870)	(1,346,223)
Gain on sale of equipment	2,500	900	44,479	13,838
	(332,834)	(419,730)	(1,239,777)	(1,318,998)
Loss before income taxes	(3,140,954)	(1,021,049)	(7,440,552)	(6,596,793)

Income tax benefit	(1,133,349)	(295,165)	(2,650,856)	(2,447,857)
Net loss	$(2,007,605)	$(725,884)	$(4,789,696)	$(4,148,936)

Weighted average shares outstanding-basic	14,446,836	12,092,307	14,446,836	12,092,307

Weighted average shares-diluted	14,446,836	12,092,307	14,446,836	12,092,307

Net loss per share basic	$(0.14)	$(0.06)	$(0.33)	$(0.34)

Net loss per share diluted	$(0.14)	$(0.06)	$(0.33)	$(0.34)

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
	2012	2011

Operating activities

Net loss	$(4,789,696)	$(4,148,936)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation expense	4,386,571	4,412,891
Gain on sale/disposal of equipment	(44,479)	(13,838)
Provision for deferred taxes	(2,650,856)	(2,686,836)
Share-based compensation expense	53,802	53,802
Decrease in accounts receivable trade	2,451,257	8,720,268
Decrease in retainage receivable	3,624,127	3,829,284
(Increase) decrease in other receivables	(478,480)	90,657
Decrease in cost and estimated earnings in excess of billings on uncompleted contracts	1,215,694	8,879,401
Decrease (increase) in prepaid expenses and other current assets	38,444	(669,215)
Increase (decrease) in accounts payable	1,831,017	(7,471,417)
(Decrease) in accrued expenses	(712,527)	(6,661,567)
Increase (decrease) in billings in excess of cost and estimated earnings on uncompleted contracts	(856,795)	23,579
Net cash provided by operating activities	4,068,079	4,358,073

Cash flows from investing activities:
Investment in property & equipment	(730,055)	(984,564)
Proceeds from sales of property and equipment	186,094	25,356
Net cash used in investing activities	(543,961)	(959,208)

Cash flows from financing activities:
Repayment of loans to shareholder	(1,100,000)	(800,000)
Borrowings on lines of credit and short term debt, net of (repayments)	3,676,208	4,826,652
Principal payments on long term debt	(3,927,358)	(4,656,857)
Principal payments on short term debt	(1,569,959)	(357,596)
Net cash used in financing activities	(2,921,109)	(987,801)

Increase in cash and cash equivalents	603,009	2,411,064
Cash beginning of period	2,965,296	2,576,551
Cash end of period	$3,568,305	$4,987,615

Supplemental schedule of noncash investing and financing activities:
Insurance premiums financed	$2,867,738	$581,782
Purchases of property & equipment under financing agreements	$384,492	$1,102,676

Supplemental disclosures of cash flows information:

Cash paid during the year for:
Interest	$1,349,464	$1,310,414
Income taxes	$325,347	$543,627
Insurance premiums financed	$1,569,959	$357,596

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For Nine Months Ended June 30, 2012 and 2011
Unaudited
					Total
	Common Stock		Additional Paid	Retained	Stockholders’
	Shares	Amount	in Capital	Earnings (Deficit)	Equity

Balance at September 30, 2010	12,092,307	$1,209	$55,988,324	$4,130,216	$60,119,749

Share-based compensation expense	—	—	53,802	—	53,802

Net Loss	—	—	—	(4,148,936)	(4,148,936)

Balance at June 30, 2011	12,092,307	$1,209	$56,042,126	$(18,720)	$56,024,615

Balance at September 30, 2011	14,446,836	$1,445	$56,059,825	$(1,145,554)	$54,915,716

Share-based compensation expense	—	—	53,802	—	53,802

Net Loss	—	—	—	(4,789,696)	(4,789,696)

Balance at June 30, 2012	14,446,836	$1,445	$56,113,627	$(5,935,250)	$50,179,822

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS AND ORGANIZATION:

Energy Services of America Corporation, formerly known as Energy Services Acquisition Corp., (the Company or Energy Services) was incorporated in Delaware on March 31, 2006 as a blank check company whose objective was to acquire an operating business or businesses.  On September 6, 2006 the Company sold 8,600,000 units in the public offering at a price of $6.00 per unit.  Each unit consisted of one share of the Company’s common stock and two common stock purchase warrants for the purchase of a share of common stock at $5.00.  The warrants could not be exercised until the later of the completion of the business acquisition or one year from issue date.   On September 28, 2011, the Company completed an exchange offer pursuant to which we exchanged 8 ½ warrants for one share of common stock.  Following the completion of the exchange offer any warrants which were not exchanged expired on October 12, 2011.  On November 14, 2011, the Company delisted from the NYSE AMEX the warrants and units.  Following the completion of the exchange offer and expiration of the warrants that were not tendered, the Company had 14,446,836 shares of common stock issued and outstanding and no warrants or units outstanding.

On August 15, 2008, the Company acquired S.T. Pipeline, Inc. and C.J. Hughes Construction Company, Inc. with proceeds from the Company’s Initial Public Offering.  S. T. Pipeline and C. J. Hughes are operated as wholly owned subsidiaries of the Company.

Interim Financial Statements

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the years ended September 30, 2011 and 2010 included in the Company’s Form 10-K filed December 22, 2011.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to interim financial reporting rules and regulations of the “SEC”.  However, the Company believes that the interim disclosures are adequately presented.  The financial statements reflect all adjustments that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations.  The presentation of these financial statements are consistent with those applied in the preparation of the 2011 annual report on form 10-K.  The operating results for the periods ended June 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation

The consolidated financial statements of Energy Services include the accounts of Energy Services and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Unless the context requires otherwise, references to Energy Services include Energy Services and its consolidated subsidiaries.

2. UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts as of June 30, 2012 and September 30, 2011 are summarized as follows:

	June 30, 2012	September 30, 2011

Costs incurred on contracts in progress	$246,045,143	$256,161,710
Estimated earnings, net of estimated losses	9,952,278	7,693,079
	255,997,421	263,854,789

Less: Billings to date	246,655,274	254,153,743
	$9,342,147	$9,701,046

Costs and estimated earnings in excess of billings on uncompleted contracts	$11,408,894	$12,624,588
Less: Billings in excess of costs and estimated earnings on uncompleted contracts	2,066,747	2,923,542
	$9,342,147	$9,701,046

The Company’s contract backlog at June 30, 2012 and September 30, 2011 approximates $99.9 million and $128.5 million respectively.

3.  CLAIMS

The Company reported $3.5 million of claim revenue for the period ending September 30, 2011.  These claims were a result of a combination of customer-caused delays, errors in specification and designs, and disputed or unapproved contract change orders.  Revenue from these claims was recorded only to the extent contract costs have been incurred net of an allowance.

As of June 30, 2012 the Company was negotiating with the customers to obtain payment for these claims.

4.  FAIR VALUE MEASUREMENTS

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed rate debt to unrelated parties was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, which is a level 3 input. It was not practicable to estimate the fair value of notes payable to related parties. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $12.5 million at June 30, 2012 was $12.7 million.

5.  EARNINGS (LOSS) PER SHARE

The amounts used to compute the basic and diluted earnings (loss) per share for the three months and nine months ended June 30, 2012 and 2011 are noted below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011

Net Loss from continuing operations	$(2,007,605)	$(725,884)	$(4,789,696)	$(4,148,936)

Weighted average shares outstanding basic	14,446,836	12,092,307	14,446,836	12,092,307

Effect of dilutive warrants	-0-	-0-	-0-	-0-

Weighted average shares outstanding diluted	14,446,836	12,092,307	14,446,836	12,092,307

Net Loss per share-basic	$(0.14)	$(0.06)	$(0.33)	$(0.34)
Net Loss per share-diluted	$(0.14)	$(0.06)	$(0.33)	$(0.34)

6.  SUBSEQUENT EVENT

On August 9, 2012, the Company entered into a Third Omnibus Amendment with United Bank, Inc. for the purpose of amending an $18.0 million revolving line of credit and $11.3 million term loan agreement.  The amendment waives the Company’s compliance obligations with respect to the required debt to tangible net worth ratio and current ratio until October 25, 2012.  The amendment also extends the term of the revolving line of credit to October 25, 2012.  The amendment requires the Company to seek additional sources of capital and take actions to enable it to repay its obligations to United Bank under the revolving line of credit and term loan.  The amendment requires the Company to establish a plan to repay United Bank in the event it is unable to secure additional sources of capital.

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

Company Overview

Energy Services was formed on March 31, 2006, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business.  On August 15, 2008, the Company completed the acquisitions of S.T. Pipeline, Inc. and C.J. Hughes Construction Company, Inc.

Since the acquisitions, Energy Services has been engaged in one segment of operations, which is providing contracting services for energy related companies.   Currently Energy Services primarily services the gas, oil and electrical industries though it does some other incidental work.  For the gas industry, the Company is primarily engaged in the construction, replacement and repair of natural gas pipelines and storage facilities for utility companies and private natural gas companies.   Energy Services is involved in the construction of both interstate and intrastate pipelines, with an emphasis on the latter.   For the oil industry the Company provides a variety of services relating to pipeline, storage facilities and plant work.  For the electrical industry, the Company provides a full range of electrical installations and repairs including substation and switchyard services, site preparation, packaged buildings, transformers and other ancillary work with regards thereto.   Energy Services’ other services include liquid pipeline construction, pump station construction, production facility construction, water and sewer pipeline installations, various maintenance and repair services and other services related to pipeline construction.  The majority of the Company’s customers are located in West Virginia, Virginia, Ohio, Kentucky and Pennsylvania.  The Company builds, but does not own, natural gas pipelines that move natural gas from producing regions to consumption regions as well as building and replacing gas line services to individual customers of the various utility companies.

The Company enters into various types of contracts, including competitive unit price, time and material and fixed price (lump sum) contracts.  The terms of the contracts will vary from job to job and customer to customer though most contracts are on the basis of either unit pricing in which the Company agrees to do the work for a price per unit of work performed or for a fixed amount for the entire project.  Most of the Company’s contracts are completed within one year of the start of the work.  On occasion, the Company’s customers will require the posting of performance and/or payment bonds upon execution of the contract, depending upon the nature of the work performed.

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

Recent Developments

On August 9, 2012, the Company entered into a Third Omnibus Amendment with United Bank, Inc. for the purpose of amending an $18.0 million revolving line of credit and $11.3 million term loan agreement.  The amendment waives the Company’s compliance obligations with respect to the required debt to tangible net worth ratio and current ratio until October 25, 2012.  The amendment also extends the term of the revolving line of credit to October 25, 2012.  The amendment requires the Company to seek additional sources of capital and take actions to enable it to repay its obligations to United Bank under the revolving line of credit and term loan.  The amendment requires the Company to establish a plan to repay United Bank in the event it is unable to secure additional sources of capital.

Third Quarter Overview

The following is an overview for the three months and nine months ended June 30, 2012:

	Three Months ended	Nine Months ended
	June 30, 2012	June 30, 2012
	(In Millions)	(In Millions)

Sales	$40.86	$127.51
Cost of revenues	40.84	124.55
Gross profit	0.02	2.96
Selling & Adm.	2.83	9.16
Loss from operations before taxes	(2.81)	(6.20)
Other expenses	(0.33)	(1.24)
Loss before tax	(3.14)	(7.44)
Income tax benefit	(1.13)	(2.65)
Net loss	$(2.01)	$(4.79)

The third quarter for the Company is typically a very busy period for our business lines.  However, losses on two major projects resulted in profitability for the quarter ended June 30, 2012 being less than expected.  The losses were a result of unexpected and adverse working conditions, including rain and underground rock, which caused an increase in labor and equipment costs and schedule overruns.

Quarter Ending June 30, 2012 and 2011 Comparison

Revenues.  Revenues decreased by $5.2 million or 11.3%  to $40.9 million for the three months ended June 30, 2012 and increased by $33.7 million or 36.0% to $127.5 million for the nine months ended June 30, 2012 compared to the same periods in 2011.  While revenues for the three months ended June 30, 2012 were less than the same period in 2011, revenues for the nine months ended June 30, 2012 were greatly improved over the same period in 2011.  Milder weather during the winter months of 2012 permitted more work to be performed, which in turn resulted in less work necessary to complete projects during the spring and early summer 2012.

Cost of Revenues. Costs of Revenues decreased by $2.8 million or 6.5% to $40.8 million for the three months ended June 30, 2012 and increased by $35.2 million or 39.4% to $124.6 million for the nine months ended June 30, 2012 compared to the same periods ending in 2011.  While costs for the three months ended June 30, 2012 were less than the same period in 2011, costs for the nine months ended June 30, 2012 were greater than the same period in 2011.  This was due to milder weather during the winter months allowing more work to be performed.

Gross Profit (Loss).   Gross profit decreased by $2.4 million or 99.3% to $17,000 for the three months ended June 30, 2012.  The lower profit occurred principally due to unexpected delays and production issues on two major projects for the quarter ended June 30, 2012, resulting in significantly higher costs on these projects.  The gross profit decreased by $1.5 million or 33.1 % to $3.0 million for the nine months ended June 30, 2012 compared to the same periods ending in 2011.  Despite generating greater revenues for the nine months ended June 30, 2012, losses on two major projects resulted in a decrease in gross margin compared to the same period in 2011.  The losses were a result of unexpected and adverse working conditions, including rain and underground rock, which caused an increase in labor and equipment costs and schedule overruns.

Selling and administrative expenses.  Selling and administrative expenses decreased by $149,000 or 5.0% to $2.8 million  for the three months ended June 30, 2012 and decreased by $544,000 or 5.6% to $9.2 million for the nine months ended June 30, 2012 compared to the same periods in 2011.  This decrease was primarily due to staff labor being assigned to projects, and not carried on overhead, compared to the same periods ending in 2011.

Income (Loss) from Operations.  The Company had a loss of $2.8 million for the three months ended June 30, 2012 and a loss of $6.2 million for the nine months ended June 30, 2012 compared to losses of $601,000 and $5.3 million for the three and nine months ended June 30, 2011.

Interest Expense.  Interest expense increased by $45,000 or 10.6% to $468,000 for the three months ended June 30, 2012 and increased $82,000 or 6.1% to $1.4 million for the nine months ended June 30, 2012 compared to the same period ending for 2011.

Net Income (Loss). The Company had a net loss of $2.0 million for the three months ended June 30, 2012 and a net loss of $4.8 million for the nine months ended June 30, 2012 compared to net losses of $726,000 and $4.1 million for the same periods ending in 2011.    The Company plans to engage outside consultants to evaluate and make recommendations to improve the Company’s operations and management strategies in an effort to return the Company to profitability.  The consultants will also help the Company explore alternative financing in order to meet cash requirements.

Comparison of Financial Condition

The Company had total assets at June 30, 2012 of $105.2 million, a decrease of $5.9 million from September 30, 2011.  Some of the primary components of the balance sheet were accounts receivable and retention which totaled $16.7 million and $6.9 million, decreases of $2.5 million and $3.6 million from September 30, 2011.  Other major categories of assets at June 30, 2012 included cash of $3.6 million and fixed assets less accumulated depreciation of $20.3 million.  Liabilities totaled $55.0 million, a decrease of $1.1 million from September 30, 2011.

Stockholders’ Equity. Stockholders’ equity decreased from $54.9 million at September 30, 2011 to $50.2 million at June 30, 2012.  This decrease was due to the net loss of $4.8 million and an increase in additional paid in capital of $54,000 for the amortization of stock options.

Liquidity and Capital Resources

Cash Requirements

The Company has an Eighteen million ($18,000,000) line of credit with three financial institutions which by its terms expires on July 25, 2012.  On August 9, 2012, the Company entered into a Third Omnibus Amendment with United Bank, Inc. for the purpose of amending an $18.0 million revolving line of credit and $11.3 million term loan agreement.  The amendment waives the Company’s compliance obligations with respect to the required debt to tangible net worth ratio and current ratio until October 25, 2012.  The amendment also extends the term of the revolving line of credit to October 25, 2012.  The amendment requires the Company to seek additional sources of capital and take actions to enable it to repay its obligations to United Bank under the revolving line of credit and term loan.  The amendment requires the Company to establish a plan to repay United Bank in the event it is unable to secure additional sources of capital. If the Company is unsuccessful, it will result in a reduced ability to bid and perform work at current levels.  At June 30, 2012, the Company had accessed $16.3 million of the line of credit, and the full $18.0 million as of July 24, 2012.

Sources and Uses of Cash

The net loss for the nine months ended June 30, 2012 was $4.8 million.  Contracts, other receivables, and prepaids provided $6.0 million while increases in accounts payable and accrued expenses provided $1.1 million.  Net cash provided by operating activities was $4.1 million.  Investing activities consumed $544,000. Financing activities consumed $2.9 million.

As of June 30, 2012, the Company had $3.6 million in cash, working capital of $9.8 million and long term debt, net of current maturities of $10.2 million.

Loan Covenants

The Company has established an eighteen million ($18,000,000) Line of Credit agreement with a regional bank.  Interest will accrue on the line of credit at an annual rate based on the “Wall Street Journal” Prime Rate (the Index) with a floor of six percent (6.0%).  Cash available under the line is calculated based on a percentage of the Company’s accounts receivable with certain exclusions.  Major items excluded from calculation are certain percentages of receivables from bonded jobs and retainage as well as items greater than one hundred twenty (120) days old.  At June 30, 2012 the Company had $1.7 million available on the line, which was fully drawn as of July 24, 2012.    If additional working capital is unavailable the Company’s growth and ability to undertake larger projects will be impaired which could have a significant negative impact on the Company’s operating margins and overall financial strength.

The following are the major covenants of the line:

1.	Current Ratio must be not less than 1.5. As of June 30, 2012 our current ratio was 1.26 to 1. This has been waived through October 25, 2012.

2.	Debt to tangible net worth must not exceed 3.5. As of June 30, 2012 this ratio was 4.15 to 1. This has been waived through October 25, 2012.

3.	Capital Expenditures (CAPEX) must not exceed $7.5 million per year. CAPEX from the loan date was approximately $1.4 million.

4.	Dividends shall not exceed 50% of taxable income without prior bank approval. No dividends have been declared.

The Company was in compliance with, or has obtained waivers for all loan covenants as of the period ending June 30, 2012.

Off-Balance Sheet transactions

Due to the nature of our industry, The Company often enters into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets.  Though for the most part not material in nature, some of these are:

Leases

 The Company’s work often requires it to lease various facilities, equipment and vehicles.  These leases usually are short term in nature, one year or less though at times we may enter into longer term leases when warranted.  By leasing equipment, vehicles and facilities, the Company is able to reduce capital outlay requirements for equipment vehicles and facilities that may only be needed for short periods of time.  The Company currently rents two pieces of real estate from directors, or former directors, of the Company under long-term lease agreements.  One agreement calls for monthly rental payments of $5,000 and extends through August 15, 2014.  The second agreement is for the Company’s headquarter offices and is rented from a corporation in which two of the Company’s directors are shareholders.  The agreement began November 1, 2008 and runs through October 31, 2013 with options to renew.  The second agreement calls for a monthly rental of $7,500 per month.  The Company also rents office and shop space from other independent lessors.  The office space rental is $11,000 per month and extends to December 2012.  The shop rental is $2,200 monthly and extends to October 2012.

Letters of Credit

Certain customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors, vendors, etc. on various customer projects.  At June 30, 2012, the Company had one letter of credit outstanding in the amount of $953,340.

Performance Bonds

Some customers, particularly new ones or governmental agencies, require us to post bid bonds, performance bonds and payment bonds.   These bonds are obtained through insurance carriers and guarantee to the customer that the Company will perform under the terms of a contract and that it will pay subcontractors and vendors.  If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the insurer make payments or provide services under the bond.  The Company must reimburse the insurer for any expenses or outlays it is required to make.  Depending upon the size and conditions of a particular contract, the Company may be required to post letters of credit or other collateral in favor of the insurer.   Posting of these letters or other collateral reduce our borrowing capabilities.   Historically, the Company has never had a payment made by an insurer under these circumstances and does not anticipate any claims in the foreseeable future. At June 30, 2012 the Company had $81.4 million in performance bonds outstanding.

Concentration of Credit Risk

In the ordinary course of business the Company grants credit under normal payment terms, generally without collateral, to our customers, which include natural gas and oil companies, general contractors, and various commercial and industrial customers located within the United States.    Consequently, the Company is subject to potential credit risk related to business and economic factors that would affect these companies.  However, the Company generally has certain statutory lien rights with respect to services provided.  Under certain circumstances such as foreclosure, the Company  may take title to the underlying assets in lieu of cash in settlement of receivables.  The Company had one customer that exceeded 10% of revenues for the nine months ended June 30, 2012.  This customer accounted for 35% of revenues for the period.  The Company had two customers that exceeded 10% of revenues for the nine months ended June 30, 2011, which accounted for 26% of revenues for that period.

Related Party Transactions

Total long-term debt at June 30, 2012 was $13.8 million, of which $1.3 million was payable to certain directors and officers.   The related party debt consists of a $1.3 million note due in August 2013.

Inflation

Due to relatively low levels of inflation during the nine months ended June 30, 2012 and 2011, inflation did not have a significant effect on the Company’s results.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period.  The Company evaluates our estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  There can be no assurance that actual results will not differ from those estimates.  Management believes the following accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Claims.  Claims are amounts in excess of the agreed contract price that a contractor seeks to collect from customers or others for customer-caused delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs.  The Company records revenue on claims that have a high probability of collection.   Revenue from a claim is recorded only to the extent that contract costs relating to the claim have been incurred.

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

Goodwill. The Company has selected July 1 as the date of the annual goodwill impairment evaluation, which is the first day of our fourth fiscal quarter.  Goodwill was assigned to the operating units at the time of acquisition.  The  reporting units to which goodwill was assigned  are CJ Hughes (“CJ”) and  its subsidiary Contractors Rental Corp (“CRC”) as one unit, Nitro Electric, a subsidiary of CJ Hughes-”Nitro”  and to ST Pipeline.  The assignment to CJ consolidated and ST Pipeline was based on the purchase price of each company.   The allocation of the goodwill arising from the purchase of CJ was allocated between CJ/CRC and Nitro Electric.

The Company has determined that its operating units meet the criteria for aggregation and can be deemed a single reporting unit because of their similar economic characteristics.  The July 1, 2011 annual impairment testing indicated that the fair value of the aggregated operating units is at least 10% higher than the carrying value at that date.

Management will continue to assess at each reporting date the need for a goodwill impairment test if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Self Insurance.  The Company has its workers compensation, general liability and auto insurance through a captive insurance company.  While the Company believes that this arrangement has been very beneficial in reducing and stabilizing insurance costs the Company does have to maintain a restricted cash account to guarantee payments of premiums. That restricted account had a balance of $1,391,000 as of June 30, 2012.  A letter of credit of $953,340 was issued in January 2012 in lieu of additional cash being deposited in the restricted account.  Should the captive insurance company experience severe losses over an extended period, it could have a detrimental effect on the Company.

Accounts Receivable and Provision for Doubtful Accounts.  The Company provides an allowance for doubtful accounts when collection of an account is considered doubtful.  Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates relating to, among others, our customer’s access to capital, our customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer.   At June 30, 2012, management’s review deemed that the allowance for doubtful accounts was adequate.

Outlook

The following statements are based on current expectations.  These statements are forward looking, and actual results may differ materially.

The Company expects to see spending from our customers on their transmission and distribution systems increase over the next few quarters as demand returns to normalized levels.   The Company’s backlog at June 30, 2012 was $99.9 million and while adding additional business projects appears likely, no assurances can be given that the Company will be successful in bidding on projects that become available.

If the increased demand moves to expected levels in fiscal 2012 and beyond, we believe that the Company will continue to have opportunities to continue to improve both revenue and the profits thereon.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks, primarily related to increases in fuel prices and adverse changes in interest rates, as discussed below.

Fuel Prices.   Our exposure to market risk for changes in fuel prices relates to our consumption of fuel and the price the Company has to pay for it.  As prices rise, our total fuel cost rises.  The Company does not feel that this risk is significant due to the fact that it would be able to pass a portion of those increases on to customers.

Interest Rate.  Our exposure to market rate risk for changes in interest rates relates to our borrowings from  banks.  Some of our loans have variable interest rates.  Accordingly, as rates rise, our interest cost would rise.  The Company does not feel that this risk is significant given the current interest rate environment.

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that Energy Services of America Corporation files or submits under the Securities Exchange Act of 1934, is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in Energy Services of America Corporation’s internal control over financial reporting during Energy Services of America Corporation’s third quarter of fiscal year 2012 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business.  These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief.  With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.  The Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

ITEM 4. Mine Safety Disclosure

Not Applicable

ITEM 6. Exhibits

10.1	Third Omnibus Amendment

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY SERVICES OF AMERICA CORPORATION

Date: August 14, 2012	By:	/s/ Edsel R. Burns
Edsel R. Burns
Chief Executive Officer

Date: August 14, 2012	By:	/s/ Larry A. Blount
Larry A. Blount
Chief Financial Officer