Form 10-K
period 2012-09-30
Energy Services of America CORP
filed 2012-12-28
CIK 1357971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended September 30, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________

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
(Do not check if a Smaller reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on March 31, 2012, as reported by the NYSE Amex Equities, was $ 33,766,881.

As of December 28, 2012, there were issued and outstanding 14,458,836 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Energy Services of America Corporation
Annual Report On Form 10-K
For The Fiscal Year Ended
September 30, 2012

Table of Contents

PART I

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

PART I

ITEM 1.	Business

Overview

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

On November 6, 2012 the New York Stock Exchange advised us that we had failed to satisfy certain NYSE continuing listing standards and would be subject to immediate delisting proceedings.  Trades in common stock are now reported on the Over the Counter market.

On November 28, 2012, we entered into a Forbearance Agreement with our lenders related to our revolving line of credit and term debt.  The Forbearance Agreement, among other things, requires that we close our S T Pipeline subsidiary and dispose of its assets.  We are also required to prepare recommendations relating to the on-going operations of Nitro Electric Company, Inc, C.J. Hughes Construction Company, and Contractors Rental Corporation, including refinancing, sale or liquidation of the companies.  Under the terms of the agreement we cannot make additional draws on the revolving line of credit.  Although we can request the establishment of a forbearance line of credit, the lenders are under no obligation to approve it.  The limitations on our working capital could have a severe impact on our ability to obtain and perform additional work.  The forbearance agreement may be terminated upon certain events and in any case on May 31, 2013.  See “Risk Factors” and Note 10 of the Consolidated Financial Statements.

A goodwill impairment charge was recorded in the fourth fiscal quarter of the current year in the amount of $36.9 million, representing all of the goodwill on our balance sheet.  Based on our continued operating losses and management’s forecasts of future cash flows our goodwill impairment test indicated that the goodwill of the Company had no value.  See Note 4 of the Consolidated Financial Statements.

In connection with their audit of our 2012 financial statements, Arnett Foster Toothman our independent public auditing firm as part of its audit report on our financial statements expressed substantial doubt about the ability of the Company to continue as a “going concern”.  The financial difficulties giving rise to Arnett Foster Toothman’s conclusion include the significant and sustained losses that the Company has incurred over recent years as well as our inability to secure loans and lines of credit to fund our business in a manner deemed adequate to conduct our business.  Although pursuant to the terms of the Forbearance Agreement we are exploring all avenues to return to profitability, there can be no assurance that we will be able to successfully resolve the factors that gave rise to Arnett Foster Toothman’s decision to render its “going concern” opinion.

We have engaged a restructuring agent to aid us in the development of our restructuring plan, and intend to explore alternative financing options as well as the ability to raise equity capital.

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

Our Consolidated Revenues for the year ended September 30, 2012 were approximately $158 million, of which 72% was attributable to gas work, 19% to electrical services, and 9% to water and sewer installations and other ancillary services.  Our consolidated revenues for the year ended September 30, 2011 were $143 million, of which 74% was attributable to gas work, 18% to electrical services, and 8% to water and sewer installations and other ancillary services

ESA operates primarily in the Mid-Atlantic region of the United States though our projects can be nationwide.  The work includes a combination of both interstate and intrastate pipelines that move natural gas from the producing regions to consumption regions. The Company does not own or is not directly involved in the exploration, transportation or refinement of oil and natural gas nor any of the facilities used for transporting electricity.  The Company has established relationships with numerous customers, which include many of the leading companies in the industries we serve.

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

Backlog/New Business

Our Company’s backlog represents contracts for services that have been entered into but which have not yet commenced.  At September 30, 2012, Energy Services had a backlog of $57.4 million on work to be completed on existing contracts.  At September 30, 2011, the Company had a backlog of $128.5 million.  Due to the timing of ESA’s construction contracts and the long-term nature of some of our projects, portions of our backlog may not be completed in the current fiscal year.   Most of the Company’s projects can be completed in a short period of time, typically two to five months.  Larger projects usually take seven to eighteen months to be completed.  As a general rule, work starts shortly after the signing of the contract.  During the past fiscal year, adverse weather conditions have resulted in significant delays in the start and completion of contracts.  These delays and other factors, including inefficient management of labor and materials and execution of certain contracts, resulted in higher costs to the Company adversely affecting our net results from operations.  Our backlog and our ability to obtain and perform work in the future will be affected by the constraints of the Forbearance Agreement between the Company and our lenders.  See “Risk Factors” and Note 10 of the Notes to Consolidated Financial Statements.

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

Energy Services maintains banking relationships with four financial institutions and has lines of credit and borrowing facilities with these institutions.   We are currently operating under the terms of the Forbearance Agreement with our lenders.  Under the terms of the agreement we cannot make additional draws on our revolving line of credit.  We can apply for a separate forbearance line of credit, but the lenders are not obligated to approve it.  The Forbearance Agreement may be terminated upon certain events and in any case on May 31, 2013.  The limits on our ability to obtain funds for working capital will severely impact our ability to obtain and perform future services.

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

Environmental Regulation.  Energy Services’ activities are subject to existing federal, state and local laws and regulations governing environmental quality, pollution control and the preservation of natural resources. Such laws and regulatory concerns, among other things, the containment, disposal and recycling of waste materials, and reporting of the storage, use or release of certain chemicals or hazardous substances. Numerous federal and state environmental laws regulate drilling activities and impose liability for discharges of waste or spills, including those in coastal areas. The Company has conducted pipeline construction in or near ecologically sensitive areas, such as wetlands and coastal environments, which are subject to additional regulatory requirements. State and federal legislation also provide special protections to animal and marine life that could be affected by the Company’s activities. In general, under various applicable environmental programs. The Company may potentially be subject to regulatory enforcement action in the form of injunctions, cease and desist orders and administrative, civil and criminal penalties for violations of environmental laws. Energy Services may also be subject to liability for natural resource damages and other civil claims arising out of a pollution event.  The Company would be responsible for any pollution event that was determined to be caused by its actions.  It has insurance that it believes is adequate to cover any such occurrences.

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

Legal Proceedings

Energy Services is not a party to any legal proceedings, other than in the ordinary course of business, that if decided in a manner adverse to the Company would be materially adverse to Energy Services’ financial condition or results of operations. At September 30, 2012, the Company was not involved in any material legal proceedings, the outcome of which would have a material adverse effect on its financial condition or results of operations.

Facilities and Other Property

The Company and its subsidiaries own the property where its subsidiary C J Hughes is located.  All other facilities are leased including the corporate headquarters.   The total amount of the lease payments for the various locations is $24,300 per month.  The Company’s management believes that its properties are adequate for the business it conducts.

Employees

As of September 30, 2012, the Company had approximately 601 employees including management. A number of the Company’s employees are represented by trade unions represented by various collective bargaining units.

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

Our Independent Registered Auditing Firm has expressed substantial doubt as to our ability to continue as a going concern.

In connection with their audit of our 2012 financial statements, Arnett Foster Toothman our independent public auditing firm as part of its audit report on our financial statements expressed substantial doubt about the ability of the Company to continue as a “going concern”.  The financial difficulties giving rise to Arnett Foster Toothman’s conclusion include the significant and sustained losses that the Company has incurred over recent years as well as our inability to secure loans and lines of credit to fund our business in a manner deemed adequate to conduct our business.  Although pursuant to the terms of the Forbearance Agreement we are exploring all avenues to return to profitability, there can be no assurance that we will be able to successfully resolve the factors that gave rise to Arnett Foster Toothman’s decision to render its “going concern” opinion. See Note 3 and Note 10 of Notes to the Consolidated Financial Statements.

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

Our business relies heavily on having lines of credit in place to fund the various projects we are working on.  Should acceptable funding not be available, it could severely curtail our operations and the ability to generate profits.  We are currently subject to a forbearance agreement with our lenders covering our revolving line of credit and term debt.  Under the terms of the agreement we are currently unable to make additional draws on the line of credit.  Unless we are able to find alternative financing and / or raise capital through an equity offering, we will be severely constrained in our ability to obtain and perform future work.

Economic downturns and financial crisis can impact the level of volumes of our customers spending.

The lack of a significant recovery from the severe recession that occurred in the U.S. during the 2008 and 2009 calendar years resulted in many of our customers, delaying, cancelling or modifying many projects in 2010, 2011 and 2012.

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
Adjust quickly to changes in our industry

The weak recovery could significantly limit the number and size of projects that we have the opportunity to bid on.  Many of the factors that could limit our internal growth are beyond our control.

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

If the government enacts legislation that has a serious impact on the industries we serve, it could lead to the curtailment of capital projects in those industries and therefore lead to lower volumes for our Company.

Many of our contracts can be cancelled or delayed or may not be renewed upon completion.

If our customers should cancel or delay many projects, our revenues could be reduced if we are unable to replace these contracts with others.  Also, we have contracts that expire and are rebid periodically. If we are unsuccessful in rebidding those contracts, that could reduce our revenue as well.

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

Our backlog may not be realized.

Our backlog could be reduced due to cancellation of projects by customers and/or reductions in scope of the projects.  Should this occur, our anticipated revenues would be reduced unless we were able to replace those contracts.  Additionally, we are currently limited in the working capital available to us under the terms of the forbearance agreement with our lenders, and this could affect our ability to perform the contracts under our current backlog.

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

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

We maintain our executive offices at 100 Industrial Lane, Huntington, West Virginia 25702.

ITEM 3.	Legal Proceedings

At September 30, 2012, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	Mine Safety Disclosures

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)           Our common stock is traded on the Over the Counter market under the symbol ESOA.  Prior to our notice of delisting by the NYSE on November 6, 2012 we were listed on the NYSE Amex Equities under the symbol ESA.  On September 28, 2011 we completed an exchange offer whereby we exchanged 8.5 warrants for one share of common stock.  As a result of the exchange offer our outstanding common stock totalled 14,446,836 shares.  On October 12, 2011 the term of the remaining warrants expired.  Prior to their expiration our warrants and our units were listed on the NYSE AMEX Equities under the symbols ESA.U and ESA.W, respectively.  The following table sets forth the range of high and low sales prices for the units, common stock and warrants during each of the last two fiscal years.

Units

Fiscal 2011	High	Low	Dividends
Quarter ended December 31, 2010	$6.24	$3.00	$—
Quarter ended March 31, 2011	6.05	4.20	—
Quarter ended June 30, 2011	4.50	3.01	—
Quarter ended September 30, 2011	3.45	2.43	—

Fiscal 2012	High	Low	Dividends
Quarter ended December 31, 2011	$ NA	$ NA	$—
Quarter ended March 31, 2012	NA	NA	—
Quarter ended June 30, 2012	NA	NA	—
Quarter ended September 30, 2012	NA	NA	—

Common Stock

Fiscal 2011	High	Low	Dividends
Quarter ended December 31, 2010	$5.20	$3.21	$—
Quarter ended March 31, 2011	5.32	3.16	—
Quarter ended June 30, 2011	3.77	2.66	—
Quarter ended September 30, 2011	2.99	1.70	—

Fiscal 2012	High	Low	Dividends
Quarter ended December 31, 2011	$3.25	$1.78	$—
Quarter ended March 31, 2012	3.83	2.65	—
Quarter ended June 30, 2012	3.63	2.15	—
Quarter ended September 30, 2012	2.33	1.08	—

Warrants

Fiscal 2011	High	Low	Dividends
Quarter ended December 31, 2010	$0.79	$0.41	$—
Quarter ended March 31, 2011	0.73	0.36	—
Quarter ended June 30, 2011	0.52	0.27	—
Quarter ended September 30, 2011	0.37	0.07	—

Fiscal 2012	High	Low	Dividends
Quarter ended December 31, 2011	$ NA	$ NA	$—
Quarter ended March 31, 2012	NA	NA	—
Quarter ended June 30, 2012	NA	NA	—
Quarter ended September 30, 2012	NA	NA	—

As of September 30, 2012, there were twenty holders of record of our common stock.

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

On November 6, 2012, the New York Stock Exchange advised us that we had failed to satisfy certain NYSE continuing listing standards and would be subject to immediate delisting proceedings.  Trades in our common stock are reported in Over the Counter market under the symbol ESOA.

On November 28, 2012, we entered into a Forbearance Agreement with our lenders related to our revolving line of credit and term debt.  The Forbearance Agreement, among other things, requires that we close our S T Pipeline subsidiary and dispose of its assets.  We are also required to prepare recommendations relating to the on-going operations of Nitro Electric Company, Inc, C.J. Hughes Construction Company, and Contractors Rental Corporation, including refinancing, sale or liquidation of the companies.  Under the terms of the agreement we cannot make additional draws on the revolving line of credit.  Although we can request the establishment of a Forbearance line of credit, the lenders are under no obligation to approve it.  The limitations on our working capital could have a severe impact on our ability to obtain and perform additional work.  The forbearance agreement may be terminated upon certain events but in any case on May 31, 2013.  See “Risk Factors” and Note 10 of the Consolidated Financial Statements.

A goodwill impairment charge was recorded in the fourth fiscal quarter of the current year in the amount of $36.9 million, representing all of the goodwill on our balance sheet.  Based on our continued operating losses and management’s forecasts of future cash flows our goodwill impairment test indicated that the goodwill of the Company was zero.  See Note 4 of the Consolidated Financial Statements.

In connection with their audit of our 2012 financial statements, Arnett Foster Toothman our independent public auditing firm as part of its audit report on our financial statements expressed substantial doubt about the ability of the Company to continue as a “going concern”.  The financial difficulties giving rise to Arnett Foster Toothman’s conclusion include the significant and sustained losses that the Company has incurred over recent years as well as our inability to secure loans and lines of credit to fund our business in a manner deemed adequate to conduct our business.  Although pursuant to the terms of the forbearance agreement we are exploring all avenues to return to profitability, there can be no assurance that we will be able to successfully resolve the factors that gave rise to Arnett Foster Toothman’s decision to render its “going concern” opinion.

We have engaged a restructuring agent to aid us in the development of our restructuring plan, and intend to explore alternative financing options as well as the ability to raise equity capital.

Energy Services is engaged in providing contracting services for energy related companies.  Currently Energy Services primarily services the Gas, Oil and Electrical industries though it does some other incidental work.  For the Gas industry, the Company is primarily engaged in the construction, replacement and repair of natural gas pipelines and storage facilities for utility companies and private natural gas companies.  Energy Services is involved in the construction of both interstate and intrastate pipelines, with an emphasis on the latter.  For the Oil industry the Company provides a variety of services relating to pipeline, storage facilities and plant work.  For the Electrical industry, the Company provides a full range of electrical installations and repairs including substation and switchyard services, site preparation, packaged buildings, transformers and other ancillary work with regards thereto.  Energy Services’ other services include liquid pipeline construction, pump station construction, production facility construction, water and sewer pipeline installations, various maintenance and repair services and other services related to pipeline construction.  The majority of the Company’s customers are located in West Virginia, Virginia, Ohio, Pennsylvania, Kentucky and North Carolina.  The Company builds, but does not own, natural gas pipelines for its customers that are part of both interstate and intrastate pipeline systems that move natural gas from producing regions to consumption regions as well as building and replacing gas line services to individual customers of the various utility companies.  Our consolidated operating revenues for the year ended September 30, 2012 were $157.7 million which 72% was attributable to gas contract work, 19% to electrical contract  services and 9% to water and sewer contract installations and other ancillary services.  The Company had consolidated operating revenues of $143.4 million for the year ended September 30, 2011 of which 74% was attributable to gas contract work, 18% to electrical contract services customers, and 8% for water and sewer contract installation and other ancillary services.

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

The Company generally recognizes revenue on unit price and cost-plus contracts when units are completed or services are performed.  Fixed price contracts usually results in recording revenues as work on the contract progresses on a percentage of completion basis.  Under this accounting method, revenue is recognized based on the percentage of total costs incurred to date in proportion to total estimated costs at completion.  Many contracts also include retainage provisions under which a percentage of the contract price is withheld until the project is complete and has been accepted by the customer.

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

Results of Operations

The following table sets forth the Consolidated Statement of Operations for the years ended September 30, 2012 and 2011.

	Year Ended September 30,
	2012		2011
	(Dollars in thousands)
	Amount	Percent	Amount	Percent
Contract Revenues	$157,739	100.0%	$143,426	100.0%
Cost of Revenues	156,057	98.9	136,585	95.2
Gross Profit	1,682	1.1	6,841	4.8
Selling, general and administrative expenses	12,084	7.7	13,269	9.3
Asset Impairment	36,914	23.4	-	-
Loss from operations before taxes	(47,316)	(30.0)	(6,428)	(4.5)
Interest Income	3	0.0	3	0.0
Interest Expense	(1,932)	(1.2)	(1,821)	(1.3)
Other Income	186	0.1	24	0.0
Loss before Income Taxes	(49,059)	(31.1)	(8,222)	(5.7)
Income tax benefit	(536)	(0.3)	(2,946)	(2.1)
Net Loss	$(48,523)	(30.8)%	$(5,276)	(3.7)%

Loss Per Share-Basic	(3.36)		(0.44)
Loss Per Share-Diluted	(3.36)		(0.44)

2012 compared to 2011

Revenues.  Revenue increased by $14.3 million or 10.0% to $157.7 million for the year ended September 30, 2012.  The increase was primarily driven by an increase in capital projects performed for two of the Company’s major customers.

Costs of Revenues.   Cost of revenues increased by $19.5 million or 14.3% to $156.1 million for the year ended September 30, 2012.  The increase was primarily driven by two major projects which incurred significant losses.  The losses on the projects were the result of two major factors: unexpected adverse conditions that were not properly accounted for in the original estimate, as well as ineffective project management and costs controls on the projects.

               Gross Profit.  Gross profits decreased by $5.2 million or 75.4% to $1.7 million for the year ended September 30, 2012.  The decrease was due to the items mentioned above.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased by $1.2 million or 8.9% to $12.1 million for the year ended September 30, 2012.  The decrease was primarily driven by a significant reduction in administrative and executive personnel.

Asset Impairment.   In the fourth fiscal quarter of 2012, the Company recorded a goodwill impairment charge of $36.9 million, which represented the entire amount of goodwill carried on the Company’s balance sheet.  See Note 4 of the Notes to Consolidated Financial Statements.

Loss from operations.  Loss from operations increased by $40.9 million or 636.1% to a loss of $47.3 million for the year ended September 30, 2012.  The decrease in net income reflects a $36.9 million write down of impaired goodwill as well as the effects of the items mentioned above.  See Note 4 of the Consolidated Financial Statements.

Interest Expense.  Interest expense increased by $111,000 or 6.1% to $1.9 million for the year ended September 30, 2012.  The increase was due to higher borrowings needed to fund operating costs.

Income Taxes.  Income tax benefit for the period ending September 30, 2012 was $536,000 as compared to a benefit of $2.9 million for the period ending September 30, 2011.  The Company’s effective tax rate was 1.09% for the period ending September 30, 2012 and 35.8% for the period ending September 30, 2011.  The 2012 effective tax rate was driven by the Company establishing a valuation allowance against its deferred tax assets to offset a significant portion of the Company’s federal and state tax benefits that are not expected to be used in future years.

Net Loss.  The Company incurred a net loss of $48.5 million for the year ended September 30, 2012 compared with a net loss of $5.3 million in fiscal 2011.

Comparison of Financial Condition

The Company had total assets of $59.8 million at September 30, 2012, a decrease of $51.2 million from the prior fiscal year end balance.  A write-down of impaired goodwill accounts for $36.9 million of the decrease in total assets.  Some primary components of the balance sheet were accounts receivable which totaled $18.5 million, a decrease of $660,000 from the prior year end balances, retainages receivable of $2.5 million, a decrease of $8.0 million and estimated earnings in excess of billings of $11.3 million, a decrease of $1.4 million from the prior year end.  Other major categories of assets at September 30, 2012 included cash of $2.7 million, a decrease $303,000 from the prior year balance as well as net fixed assets of $19.1 million, a decrease of $4.7 million from prior year balance.

Liabilities totaled $53.3 million, a decrease of $2.8 million from the prior year balance. Current maturities of long-term debt increased by $5.3 million due to the reclassification of the long term debt to current maturities of long-term debt, which decreased $10.8 million.  Line of credit and short term borrowings increased by $4.6 million. Overall, the long-term and short-term debt of the company decreased by $838,000 during the year. Accounts payable and accrued expenses decreased by $367,000.  Stockholders’ equity was $6.4 million, a decrease of $48.5 million from the prior year due to the net loss generated by the Company in 2012.

Liquidity and Capital Resources

Cash Requirements

On November 28, 2012 we entered into a Forbearance Agreement with our lenders. The Forbearance Agreement, among other things, does not allow for additional draws on our revolving line of credit.  We can apply for a separate forbearance line of credit, but approval by our lenders is at their discretion.  We prepare weekly cash forecasts for our own benefit and for submission to our lenders.  We anticipate that our current cash and the cash to be generated from collection of our receivables will be adequate for our cash needs for the next few months.  However, starting with the commencement of our more active work period in the spring, we will be limited in our ability to fund contract work.  We are currently working with a restructuring agent to determine the best course of action for the company and its shareholders, including any refinancing opportunities.  We are also exploring any opportunities to raise equity capital that may exist.  The Forbearance Agreement may be terminated upon certain events and in any case on May 31, 2013.  Also see Note 10 of the Notes to Consolidated Financial Statements.

Sources and Uses of Cash

As of September 30, 2012, we had $2.7 million in cash, a working capital deficiency of $2.7 million, due in part to the reclassification of our long-term debt to a short-term status, and long term debt net of current maturities of $2.8 million.  The maturities of the total long term debt are as follows.

2013	$28,118,907
2014	2,054,247
2015	497,978
2016	172,904
2017	88,482
Thereafter	33,485
Total	$30,966,003

Line of Credit

The Company has established an eighteen million ($18,000,000) Line of Credit agreement with a regional bank.  The line of credit is subject to the terms of the Forbearance Agreement discussed above. Interest during the forbearance period will be at 6.5%.  Cash available under the line is calculated based on a percentage of the Company’s accounts receivable with certain exclusions.  Major items excluded from calculation are certain percentages of receivables from bonded jobs and retainage as well as items greater than one hundred twenty (120) days old.  At September 30, 2012 the Company had borrowed  $18.0 million on the line of credit.  The following are the major covenants of the line:

1.	Current Ratio must be not less than 1.5. As of September 30, 2012, our current ratio was 0.94 to 1.

2.	Debt to tangible net worth must not exceed 3.5. As of September 30, 2012 this ratio was 8.28 to 1.

3.	Capital Expenditures (CAPEX) must not exceed $7.5 million per year. CAPEX from the loan date was approximately $1.7 million.

4.	Dividends shall not exceed 50% of taxable income without prior bank approval. No dividends have been declared.

In accordance with the terms of the Forbearance Agreement, the lenders have agreed to forbear from exercising and enforcing its default-related rights under the notes.

Off-Balance Sheet transactions

Due to the nature of our industry, we often enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets.  Though for the most part not material in nature, some of these are:

Leases

Our work often requires us to lease various facilities, equipment and vehicles.  These leases usually are short term in nature, one year or less though at times we may enter into longer term leases when warranted.  By leasing equipment, vehicles and facilities, we are able to reduce our capital outlay requirements for equipment vehicles and facilities that we may only need for short periods of time.  The Company currently rents two pieces of real estate from stockholders-directors of the Company under long-term lease agreements.  The  agreement calls for monthly rental payments of $5,000 and extends through August 15, 2014.  The second agreement is for the Company’s headquarter offices and is rented from a corporation in which two of the Company’s directors are shareholders.  The agreement began November 1, 2008 and runs through October 2013 with options to renew.  This agreement calls for a monthly rental of $7,500 per month.  The Company also rents office and shop space from other independent lessors.  The office space rental is $6,000 per month and extends to December 2012.  The shop rental is $5,800 monthly and extends to May 2014.

Letters of Credit

Certain of our customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors, vendors, etc. on various customer projects.  At September 30, 2012, the Company had one letter of credit outstanding in the amount of $953,340.

Performance Bonds

Some customers, particularly new ones or governmental agencies, require us to post bid bonds, performance bonds and payment bonds.  These bonds are obtained through insurance carriers and guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors.  If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the insurer make payments or provide services under the bond.  We must reimburse the insurer for any expenses or outlays it is required to make.  Effective October 19, 2012, the Company’s bonding company discontinued issuing the Company any new bonds until further notice.  The Company is actively searching for a new bonding company.

Depending upon the size and conditions of a particular contract, we may be required to post letters of credit or other collateral in favor of the insurer.  Posting of these letters or other collateral will reduce our borrowing capabilities.  Historically, the Company has never had a payment made by an insurer under these circumstances and does not anticipate any claims in the foreseeable future.  At September 30, 2012, we had $25.9 million in performance bonds issued by the insurer outstanding.

Concentration of Credit Risk

In the ordinary course of business the Company grants credit under normal payment terms, generally without collateral, to our customers, which include natural gas and oil companies, general contractors, and various commercial and industrial customers located within the United States.  Consequently, we are subject to potential credit risk related to business and economic factors that would affect these companies.  However, we generally have certain statutory lien rights with respect to services provided.  Under certain circumstances such as foreclosure, we may take title to the underlying assets in lieu of cash in settlement of receivables.  The Company had only two customers that exceeded ten percent of revenues or receivables for the year ended September 30, 2012.  One customer represented 10.3% of revenues and 19.8% of accounts receivable. The other represented 31.8% of revenue and 23.4% of accounts receivable at September 30, 2012.

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

Inflation

Due to relatively low levels of inflation during the years ended September 30, 2012 and 2011, inflation did not have a significant effect on our results.

New Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update (ASU) No. 2012-02, Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles--Goodwill and Other, General Intangibles Other than Goodwill.

Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Adoption of the new guidance, in itself, will not have an impact on the Company’s statements of income and financial position.

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

The Company follows the liability method of accounting for income taxes in accordance with the Income Taxes topic of the FASB ASC.   Under this method, deferred tax assets and liabilities are recorded for future tax consequences of temporary differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the underlying assets or liabilities are recovered or settled.  A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a portion of the deferred tax asset will not be realized.    GAAP prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or to be taken on a tax return.

At September 30, 2012 the Company increased the valuation allowance against its deferred tax asset by $6.1 million, decreasing the tax benefit of the current year losses to $536,000.  The net deferred tax asset on the Company’s balance sheet is $3.7 million.  The amount considered more likely than not to be realized is based on management’s projection of future taxable income, including projected tax basis gain on the sale of the assets of S T Pipeline.

Goodwill

The Company has selected July 1 as the date of the annual goodwill impairment evaluation, which is the first day of our fourth fiscal quarter.  Goodwill was assigned to the operating units at the time of acquisition.  The  reporting units to which goodwill was assigned  are CJ Hughes (“CJ”), Contractors Rental Corp (a subsidiary of CJ Hughes-”CRC”), Nitro Electric (a subsidiary of CJ Hughes-”Nitro”) and to ST Pipeline.  The assignment to CJ consolidated and ST Pipeline was based on the purchase price of each company.  Both purchases were supported by fairness opinions.  The allocation of the goodwill arising from the purchase of CJ was allocated between CJ/CRC and Nitro based on an internally prepared analysis of the relative fair values of each unit.

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

In the fourth fiscal quarter of 2012, the Company recorded a goodwill impairment charge of $36.9 million, which represented the entire amount of goodwill carried on the Company’s balance sheet.  Step 2 of the goodwill impairment test indicated that there was no residual goodwill of the Company.  The Company has determined that its operating units meet the criteria for aggregation and can be deemed a single reporting unit because of their similar economic characteristics.  Therefore the goodwill impairment test was conducted at the Company level.  See Note 4 of the Notes to the Consolidated Financial Statements.

Revenue Recognition

Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs at completion.  These contracts provide for a fixed amount of revenues for the entire project.  Such contracts provide that the customer accept completion of progress to date and compensate us the services rendered, measured in terms of units installed, hours expended or some other measure of progress.  Contract costs include all direct material, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, tools and expendables.  The cost estimates are based on the professional knowledge and experience of the Company’s engineers, project managers and financial professionals.  Changes in job performance, job conditions, and others all affect the total estimated costs at completion.  The effects of these changes are recognized in the period in which they occur.  Provisions for the total estimated losses on uncompleted contracts are made in the period in which such losses are determined.   The current asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed for fixed price contracts.  The current liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized for fixed price contracts.

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

Self Insurance

The Company has its workers’ compensation, general liability and auto insurance through a captive insurance company.  While the Company believes that this arrangement has been very beneficial in reducing and stabilizing insurance costs the Company does have to maintain a restricted cash account to guarantee payments of premiums. That restricted account had a balance of $1.4 million as of September 30, 2012.  Should the captive experience severe losses over an extended period, it could have a detrimental effect on the Company.

Current and Non-Current Accounts Receivable and Provision for Doubtful Accounts

The Company provides an allowance for doubtful accounts when collection of an account is considered doubtful.  Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates relating to, among others, our customer’s access to capital, our customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer.  While most of our customers are large well capitalized companies, should they experience material changes in their revenues and cash flows or incur other difficulties and not be able to pay the amounts owed, this could cause reduced cash flows and losses in excess of our current reserves.  At September 30, 2012, the management review deemed that the allowance for doubtful accounts was adequate.

Outlook

The following statements are based on current expectations.  These statements are forward looking, and actual results may differ materially.

Prior to the general economic crisis that severely impacted demand in 2009, our customers were experiencing high demands for their products, particularly natural gas.  Currently, we are seeing the increased demand for our services and accordingly, we would expect to see projected spending for our customers on their transmission and distribution systems increasing dramatically over the next few years.  However, with the current uncertainty in the economy the demand for the customer’s project could wane and also their ability to fund planned projects could be reduced.  The Company’s backlog at September 30, 2012 was $57.4 million and while adding additional business projects appears likely, no assurances can be given that the Company will be successful in bidding on projects that become available.  Moreover, even if the Company obtains contracts, there can be no guarantee that the projects will go forward if the current economic instability continues.

The Company’s ability to complete the existing backlog and to obtain and perform additional work will be dependent on the Company complying with the terms of the forbearance agreement with our lenders and finding alternative funding, possibly including an infusion of equity capital.  See the “Liquidity and Capital Resources” section for further discussion.

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

/s/ Douglas V. Reynolds
Douglas V. Reynolds
Chief Executive Officer

/s/ Larry A. Blount
Larry A. Blount
Chief Financial Officer

The report set forth under this Item 9A (b) shall not have been deemed filed for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of Section 18.

(c)  Changes in Internal Controls over Financial Reporting

There has been no change in Energy Services of America Corp.’s internal control over financial reporting during Energy Services of America Corporation’s fourth quarter of fiscal year 2012 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

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

Douglas V. Reynolds was appointed President and Chief Executive Officer of the Company on December 6, 2012.  Mr. Reynolds is an attorney for Reynolds & Brown, PLLC.  Mr. Reynolds is the President of the Transylvania Corporation and a director of The Harrah and Reynolds Corporation.  Mr. Reynolds is a graduate of Duke University and holds a law degree from West Virginia University.  Mr. Reynolds is the son of Director Marshall T. Reynolds and brother of Jack M. Reynolds.  Mr. Reynolds’ varied experience and senior management roles with other companies make Mr. Reynolds a valuable member of the Board.

Jack M. Reynolds served as President and Chief Financial Officer from our inception until September 2008 and has been a member of our Board of Directors since our inception.  Mr. Reynolds has been a Vice President of Pritchard Electric Company since 1998.  Pritchard is an electrical contractor providing electrical services to both utility companies as well as private industries.  Mr. Reynolds also serves as a Director of Citizens Deposit Bank of Vanceburg, Kentucky.  Mr. Reynolds is the son of Marshall Reynolds and the brother of Douglas Reynolds.  Mr. Reynolds lengthy service at Pritchard Electric and knowledge of the contracting industry provides hands on expertise to the Board of Directors.

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

Joseph L. Williams has been a Director since our inception.  Mr. Williams is the Chairman and Chief Executive Officer of Basic Supply Company, Inc., which he founded in 1977.  Mr. Williams was one of the organizers and is a Director of First Sentry Bank, Huntington, West Virginia.  Mr. Williams was Chairman, President and Chief Executive Officer of Consolidated Bank & Trust Co., in Richmond, Virginia from 2007 until it merged with Premier Financial Bancorp, Inc. in 2009.  Mr. Williams is a former member of the West Virginia Governor’s Workforce Investment Council. He is a former Director of Unlimited Future, Inc. (a small business incubator) and a former Member of the National Advisory Council of the U.S. Small Business Administration.  Mr. Williams is a former Mayor and City Councilman of the City of Huntington, West Virginia.  He is a graduate of Marshall University with a degree in finance and is a former member of its Institutional Board of Governors.  Mr. Williams’ investment and management experience provides the board of directors and important perspective in business development.

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

Board Independence

The Board of Directors consists of a majority of “independent directors” within the meaning of the NYSE Amex corporate governance listing standards.  The Board of Directors has determined that Messrs. Scaggs, Williams, Molihan, Logan and Kapourales are “independent directors” within the meaning of such standards. There were no transactions not required to be reported under “—Certain Relationships and Related Transactions” that were considered in determining the independence of our directors.

The Board of Directors has adopted a policy that the independent directors of the Board of Directors shall meet in executive sessions periodically, which meetings may be held in conjunction with regularly scheduled board meetings.  No executive session was held during the fiscal year ended September 30, 2012.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our common stock is registered with the Securities and Exchange Commission pursuant to Section 12(b) of the Securities Exchange Act of 1934.  The officers and directors and beneficial owners of greater than 10% of our common stock are required to file reports on Forms 3, 4 and 5 with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of the common stock.  Securities and Exchange Commission rules require disclosure in our Proxy Statement or Annual Report on Form 10-K of the failure of an officer, director or 10% beneficial owner of our common stock to file a Form 3, 4 or 5 on a timely basis.  Based on our review of ownership reports required to be filed for the fiscal year ended September 30, 2012, all of our directors, officers and owners of more than 10% of our common stock filed these reports on a timely basis.

Meetings of the Board of Directors

During fiscal 2012, the Board of Directors held twelve regular meetings and no special meetings.  No director attended fewer than 75% in the aggregate of the total number of board meetings held.  All directors serving on our committees attended more than 75% of the total number of committee meetings on which they served during fiscal 2012.  Although not required, attendance of Board members at the Annual Meeting of Stockholders is encouraged.  All members of our Board of Directors attended the 2012 Annual Meeting of Stockholders.

Board Committees

The Board of Directors has an audit committee. Our audit committee charter is available for inspection at www.energyservicesofamerica.com.

Audit Committee.  The Audit Committee consisted of Messrs. Scaggs, Williams, and Molihan with Mr. Scaggs acting as chairman of the committee in fiscal 2012.  The audit committee met four times during the fiscal year ended September 30, 2012.  All of the directors appointed to the audit committee are independent members of the board of directors, as defined by Securities and Exchange Commission rules and the NYSE Amex corporate governance listing standards. Each member of the audit committee is financially literate, and the Board of Directors has determined that Mr. Molihan qualifies as audit committee financial expert, as such term is defined by Securities and Exchange Commission rules.

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

The Audit Committee approved the appointment of Arnett Foster Toothman to be our independent registered public accounting firm for the 2013 fiscal year.  A representative of Arnett Foster Toothman is expected to attend the Annual Meeting.

Nominating Committees.  The Board has determined that the independent members of the Board of Directors will perform the duties of the nominating committee of the Board of Directors. The nominating committee does not have a written charter.  The nominating committee will (i) identify individuals qualified to become members of the Board of Directors and recommend to the Board of Directors the nominees for election to the Board of Directors; (ii) recommend director nominees for each committee to the Board of Directors; and (iii) identify individuals to fill any vacancies on the Board of Directors.  The nominating committee met one time during the fiscal year ended September 30, 2012.

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

The nominating committee will also take into account whether a candidate satisfies the criteria for “independence” under Securities and Exchange Commission rules and, if a nominee is sought for service on the audit committee, the financial and accounting expertise of a candidate, including whether an individual qualifies as an “audit committee financial expert.”  The nominating committee will consider diversity in identifying nominees for director, but has no specific policy or established criteria in this regard.  The nominating committee seeks candidates who have a broad range of business experience when considering nominees to the Board of Directors.

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

For 2012, in making compensation decisions, the compensation committee did not use numerical formulas to determine changes in compensation for the named executive officers. The committee considered a variety of factors in its deliberations over executive compensation, emphasizing the profitability and scope of our operations, the experience, expertise and management skills of the named executive officers and their role in our future success, as well as compensation surveys prepared by professional firms to determine compensation paid to executives performing similar duties for similarly sized institutions.  While the quantitative and non-quantitative factors described above were considered by the committee, such factors were not assigned a specific weight in evaluating the performance of the named executive officers. In determining the Chief Executive Officer’s bonus, the Chairman of the Board also considers the above factors and makes a recommendation to the committee which authorizes such bonus. For the other named executive officers, the Chief Executive Officer considers the above factors and makes a recommendation to the committee which authorized their bonuses.

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

Summary Compensation Table for Executives.  The following table shows the compensation of Edsel R. Burns, our principal executive officer until August 27, 2012, Harley F. Mooney, who replaced Mr. Burns as of August 27, 2012, and Larry Blount, the only other executive officer who received total compensation of $100,000 during the past fiscal year for services to the company or any of its subsidiaries during the years ended September 30, 2012 and 2011.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)		All other compensation (2)	Total
Edsel R. Burns	2012	$151,000	$—		$—	$20,260	$171,260
President and Chief Executive Officer	2011	$151,000	$—	$	__	$22,558	$173,558

Harley F. Mooney	2012	$5,769	$—		$—	$—	$5,769
President and Chief Executive Officer

Larry Blount	2012	$125,000	$—		$—	$9,504	$134,504
Secretary/Treasurer and Chief Financial Officer	2011	$125,000	$—		$—	$8,526	$133,526

(1)	This is the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.
(2)	Other compensation includes Director fees of $11,000 for Mr. Burns, 401(k) match of $2,352 for Mr. Burns and $1,968 for Mr. Blount and vehicle rental of $6,908 for Mr. Burns and $7,536 for Mr. Blount.

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

Outstanding Equity Awards at Year End.  The following table sets forth information with respect to outstanding equity awards as of September 30, 2012 for the named executive officers.

OUTSTANDING EQUITY AWARDS AT SEPTEMBER 30, 2012
	Option awards					Stock awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (1)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested (2)
Edsel R. Burns	—	—	—	—	—	—	—	—	—
Harley F. Mooney	—	—	—	—	—	—	—	—	—
Larry Blount	—	—	—	—	—	—	—	3,000	$3,300

(1)	Remaining unvested shares will vest 3,000 shares per year on August 11, 2013.
(2)	The fair market value of the Company’s common stock at the end of the fiscal year was $1.10 per share.

Energy Services 401(k) Plan

401(k) Retirement Plans

We maintain the Energy Services of America Staff 401(k) Retirement Plan.  Our four wholly owned subsidiaries, C. J. Hughes Construction Company, Inc., Nitro Electric Company, Inc., Contractors Rental Corporation, and ST Pipeline adopted the Plan on behalf of their non-union employees.  Employees are immediately eligible for the Plan upon date of hire but must wait until a quarterly entry date to join the Plan.  Employees may contribute eligible wages up to the maximum indexed dollar amount set by the Internal Revenue Service, which was $17,000 for 2012.  In addition, participants who are age 50 or older by the end of the plan year may elect to defer up to an additional $5,500 into the 401(k) plan for 2012.  The Company matches $0.25 on each dollar contributed up to 6% of eligible wages.  Additionally, each plan year, the Company may make discretionary profit-sharing contributions for participants who are actively employed on the last day of the plan year.  The discretionary contributions will be allocated to a qualifying participant’s individual account based on the ratio of his or her compensation to the total compensation of all qualifying participants for the Plan Year. No discretionary profit sharing contributions were made in 2012.  Participants direct the investment of their account in the Plan, selecting from investment funds provided under the Plan. Participants receive quarterly benefit statements that provide information on their account balances and have immediate access to their account through an Interactive Voice Response System and the Internet.  Plan benefits are paid as soon as administratively possible following the participant’s termination of employment.  Lump sums, partial payments and installment payments are available if the participant’s account balance exceeds $1,000.

Energy Services of America Corporation 2009 Employee Stock Purchase Plan

The plan enables eligible employees to purchase common stock through payroll deductions. The plan is intended to qualify under Section 423 of the Internal Revenue Code and its regulations.  During 2012 we did not utilize the plan.

Directors’ Compensation

Director Compensation.  The table set forth below shows the compensation of our non-executive directors for the fiscal year ended September 30, 2012.  We did not make any non-equity incentive plan awards to directors and there were no preferential earnings on nonqualified deferred compensation.

Director Compensation
Name	Fees earned or paid in cash ($)	Stock Awards ($)	All other compensation ($)	Total ($)
Jack M. Reynolds	11,000	—	—	11,000
Neal W. Scaggs	11,000	—	—	11,000
Joseph L. Williams	11,000	—	—	11,000
Keith Molihan	11,000	—	—	11,000
Douglas Reynolds	11.000	—	—	11.000
Nester S. Logan	11,000	—	—	11,000
Samuel G. Kapourales	11,000	—	—	11,000
Marshall T. Reynolds	10,000	—	—	10,000
James Shafer	5,000	—	—	5,000
Richard M. Adams, Jr.	10,000	—	—	10,000
Eric Dosch	11,000	—	—	11,000

Compensation Committee Interlocks and Insider Participation

The compensation committee is comprised of our independent directors.  Under the board’s policies, Mr. Marshall Reynolds and any other director who is also an executive officer, will not participate in the Board of Directors’ determination of compensation for their respective offices in the future if compensation is given to executive officers.

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

For 2012, in making compensation decisions, the compensation committee did not use numerical formulas to determine changes in compensation for the named executive officers. The committee considered a variety of factors in its deliberations over executive compensation, emphasizing the profitability and scope of our operations, the experience, expertise and management skills of the named executive officers and their role in our future success, as well as compensation surveys prepared by professional firms to determine compensation paid to executives performing similar duties for similarly sized institutions.  While the quantitative and non-quantitative factors described above were considered by the committee, such factors were not assigned a specific weight in evaluating the performance of the named executive officers. In determining the Chief Executive Officer’s bonus, the Chairman of the Board also considers the above factors and makes a recommendation to the committee which authorizes such bonus. For the other named executive officers, the Chief Executive Officer considers the above factors and makes a recommendation to the committee which authorized their bonuses.

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

Name and Address of Beneficial Owners	Amount of Shares Owned and Nature of Beneficial Ownership(1)	Percent of Shares of Common Stock Outstanding

All Directors, Nominees and Executive Officers as a Group (10 persons)	4,489,513	31.05%
Principal Stockholders:
Marshall T. Reynolds 100 Industrial Lane, Huntington, West Virginia 25702	1,712,773	11.86%

Edsel R. Burns 47 Private Drive 4350 Chesapeake, OH 45619	793,540	5.49%

Douglas V. Reynolds 100 Industrial Lane, Huntington, West Virginia 25702	1,216,940	8.42%

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

The table below sets forth certain information regarding the composition of our Board of Directors, including the terms of office of board members.

Names and Address (1)	Age(2)	Positions Held	Director Since	Current Term to Expire	Shares of Common Stock Beneficially Owned on Record Date (3)	Percent of Class
Directors/Nominees:

Marshall T. Reynolds	76	Chairman and Director	2006	2013	1,712,773	11.84%

Harley Mooney	84	President, Chief Executive officer and Director, Resigned December 6, 2012	2012	2013	11,117	0.08

Larry A. Blount	63	Secretary/Treasurer, Chief Financial Officer	n/a	2013	6,000	0.04

Jack M. Reynolds	47	Director	2006	2013	439,049	3.04

Neal W. Scaggs	76	Director	2006	2013	363,540	2.51

Joseph L. Williams	67	Director	2006	2013	116,549	0.81

Keith Molihan	70	Director	2008	2013

Douglas V. Reynolds	36	Director appointed Chief Executive Officer December 6, 2012	2008	2013	1,216,940	8.42

Nester S. Logan	73	Director	2010	2013	298,111	2.06

Samuel G. Kapourales	77	Director	2010	2013	325,434	2.25

All Directors and Executive Officers as a Group (10 persons)					4,489,513	31.05%

*	Less than 1%.
(1)	The mailing address for each person listed is 100 Industrial Lane, Huntington, West Virginia 25702.
(2)	As of June 4, 2012.
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

(4)	Does not include 3,000 shares of unvested restricted shares each issued to Mr. Blount.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The Board of Directors consists of a majority of “independent directors” within the meaning of the NYSE Amex Equities corporate governance listing standards.  The Board of Directors has determined that Messrs. Scaggs, Williams, and Molihan are “independent directors” within the meaning of such standards. There were no transactions that were required to be reported under “Certain Relationships and Related Transactions” that were considered in determining the independence of our directors.

The Board of Directors has adopted a policy that the independent directors of the Board of Directors shall meet in executive sessions periodically, which meetings may be held in conjunction with regularly scheduled board meetings.  No executive session was held during the fiscal year ended September 30, 2012.

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

Audit Fees

We paid our principal accountant $125,855 and $173,450 for the services they have performed in connection with the audit of our financial statements included in our Annual Report for fiscal 2012 and 2011, respectively.

Audit-Related Fees

During fiscal 2012 and 2011 we incurred $0 and $11,920, respectively, for services, our independent registered public accounting firm rendered related to review of comments from, and responses to, Securities and Exchange Commission comments.

Tax Fees

During the fiscal year ended September 30, 2012, we paid our principal accountant $41,628 for tax compliance services.  During the fiscal year ended September 30, 2011, we paid our principal accountant $48,343 for tax compliance services.

All Other Fees

During fiscal 2012 and 2011, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

Changes in Independent Registered Public Accountants

None.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(a)(1)	Consolidated Financial Statements

Energy Services of America Corporation

	Report of Independent Registered Public Accounting Firm	F-1

	Balance Sheets, September 30, 2011 and September 30, 2012	F-2

	Statements of Income, Years Ended September 30, 2011 and September 30, 2012	F-3

	Statements of Changes in Shareholders’ Equity, Years Ended September 30, 2011 and September 30, 2012	F-4

	Statements of Cash Flows, Years Ended September 30, 2011 and September 30, 2012	F-5

	Notes to Financial Statements	F-6

(a)(2)	Financial Statement Schedules

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
Forebearance Agreement (6)
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

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2008.
(3)	Filed as Appendix A to the Schedule 14-A filed with the Securities and Exchange Commission on October 16, 2008.
(4)	Filed as Appendix A to the Schedule 14-A filed with the Securities and Exchange Commission on July 2, 2010.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 21, 2010.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 29, 2012.
(b)	The exhibits listed under (a)(3) above are filed herewith.
(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY SERVICES OF AMERICA CORPORATION

Date: December 28, 2012	By:	/s/ Douglas V. Reynolds
Douglas V. Reynolds
Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Position	Date

By	/s/ Marshall T. Reynolds	Chairman of the Board	December 28, 2012
Marshall T. Reynolds

By	/s/ Jack Reynolds	Director	December 28, 2012
Jack R. Reynolds

By	/s/ Larry A. Blount	Secretary/Treasurer, Chief Financial Officer	December 28, 2012
Larry A. Blount

By	/s/ Neal W. Scaggs	Director	December 28, 2012
Neal W. Scaggs

By	/s/ Joseph L. Williams	Director	December 28, 2012
Joseph L. Williams

By	/s/ Keith Molihan	Director	December 28, 2012
Keith Molihan

By	/s/ Nester S. Logan	Director	December 28, 2012
Nester S.Logan

By	/s/ Samuel G. Kapourales	Director	December 28, 2012
Samuel G. Kapourales

By	/s/ Douglas V. Reynolds	President and Chief Executive Officer, and Director	December 28, 2012
Douglas V. Reynolds

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Energy Services of America Corporation
Huntington, West Virginia

We have audited the accompanying consolidated balance sheets of Energy Services of America Corporation and subsidiaries as of September 30, 2012 and 2011, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Services of America Corporation and subsidiaries as of September 30, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 3 and 10 to the financial statements, the Company has suffered recurring losses from operations and has entered into a forbearance arrangement with its lenders as a result of continued noncompliance with certain debt covenants, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to those matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ARNETT FOSTER TOOTHMAN PLLC
/s/ Arnett Foster Toothman PLLC

Charleston, West Virginia
December 28, 2012

101 Washington Street East | P.O. Box 2629
Charleston, WV 25329
304.346.0441 | 800.642.2601

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED BALANCE SHEETS
As of September 30, 2012 and 2011

Assets	2012	2011

Current Assets
Cash and cash equivalents	$2,661,721	$2,965,296
Accounts receivable-trade	18,485,166	19,144,821
Allowance for doubtful accounts	(240,071)	(278,339)
Retainages receivable	2,477,903	10,483,663
Other receivables	340,876	315,335
Costs and estimated earnings in excess of billings on uncompleted contracts	11,260,254	12,624,588
Deferred tax asset	3,690,409	3,193,586
Prepaid expenses and other	2,026,514	1,911,445
Total Current Assets	40,702,772	50,360,395

Property, plant and equipment, at cost	42,440,135	41,941,933
less accumulated depreciation	(23,387,158)	(18,186,798)
	19,052,977	23,755,135

Goodwill	-	36,914,021
Total Assets	$59,755,749	$111,029,551

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$10,118,907	$4,823,076
Lines of credit and short term borrowings	18,516,276	13,875,723
Accounts payable	9,917,085	8,600,211
Accrued expenses and other current liabilities	3,518,481	5,202,694
Billings in excess of costs and estimated earnings on uncompleted contracts	1,368,559	2,923,542
Total Current Liabilities	43,439,308	35,425,246

Long-term debt, less current maturities	1,623,771	11,221,186
Long-term debt, payable to shareholder	1,223,325	2,400,000
Deferred income taxes payable	7,027,980	7,067,403
Total Liabilities	53,314,384	56,113,835

Stockholders’ equity

Preferred stock, $.0001 par value
Authorized 1,000,000 shares, none issued	-	-
Common stock, $.0001 par value
Authorized 50,000,000 shares
Issued and outstanding 14,458,836
shares	1,446	1,445

Additional paid in capital	56,107,650	56,059,825
Retained earnings (deficit)	(49,667,731)	(1,145,554)
Total Stockholders’ equity	6,441,365	54,915,716

Total liabilities and stockholders’ equity	$59,755,749	$111,029,551

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the years ended September 30, 2012 and 2011

	2012	2011

Revenue	$157,738,736	$143,426,097

Cost of revenues	156,056,529	136,584,903

Gross profit	1,682,207	6,841,194

Selling and administrative expenses	12,083,793	13,269,129
Asset Impairment	36,914,021	-
Loss from operations	(47,315,607)	(6,427,935)

Other income (expense)
Interest income	3,034	2,569
Other nonoperating income	140,115	11,382
Interest expense	(1,931,897)	(1,821,319)
Gain on sale of equipment	45,930	13,630
	(1,742,818)	(1,793,738)

Loss before income taxes	(49,058,425)	(8,221,673)

Income tax benefit	(536,248)	(2,945,903)
Net loss	$(48,522,177)	$(5,275,770)

Weighted average shares outstanding-basic	14,448,336	12,113,488

Weighted average shares-diluted	14,448,336	12,113,488

Loss per share basic	$(3.36)	$(0.44)

Loss per share diluted	$(3.36)	$(0.44)

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the years ended September 30, 2012 and 2011

					Total
	Common Stock		Additional Paid	Retained	Stockholders’
	Shares	Amount	in Capital	Earnings (Deficit)	Equity

Balance at September 30, 2010	12,092,307	$1,209	$55,988,324	$4,130,216	$60,119,749

Warrant Redemption	2,337,529	234	(234)	-	-

Vested stock grants	17,000	2	(2)	-	-

Share-based compensation expense	-	-	71,737	-	71,737

Net loss	-	-	-	(5,275,770)	(5,275,770)

Balance at September 30, 2011	14,446,836	$1,445	$56,059,825	$(1,145,554)	$54,915,716

Vested stock grants	12,000	1	(1)	-	-

Share-based compensation expense	-	-	47,826	-	47,826

Net loss	-	-	-	(48,522,177)	(48,522,177)

Balance at September 30, 2012	14,458,836	$1,446	$56,107,650	$(49,667,731)	$6,441,365

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended September 30, 2012 and 2011

	2012	2011
Cash flows from operating activities:
Net loss	$(48,522,177)	$(5,275,770)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation expense	5,848,045	5,893,973
Gain on sale/disposal of equipment	(45,930)	(13,630)
Provision for deferred taxes	(536,248)	(3,023,334)
Share-based compensation expense	47,826	71,737
Goodwill Impairment	36,914,021	-
Decrease in contracts receivable	621,387	6,722,702
Decrease in retainage receivable	8,005,760	3,448,857
(Increase) decrease in other receivables	(25,541)	84,539
Decrease in cost and estimated earnings in excess of billings on uncompleted contracts	1,364,334	7,676,487
(Increase) decrease in prepaid expenses	(115,069)	796,283
Increase (decrease) in accounts payable	1,316,874	(6,473,112)
Decrease in accrued expenses	(1,684,213)	(6,879,450)
Increase (decrease) in billings in excess of cost and estimated earnings on uncompleted contracts	(1,554,983)	939,444
Net cash provided by operating activities	1,634,086	3,968,726

Cash flows from investing activities:
Investment in property & equipment	(1,341,811)	(1,132,560)
Proceeds from sales of property and equipment	241,856	27,856
Net cash used in investing activities	(1,099,955)	(1,104,704)

Cash flows from financing activities:
Repayment of loans from shareholders	(1,176,675)	(2,300,000)
Borrowings on lines of credit and short term debt, net of (repayments)	4,640,553	(380,194)
Proceeds from long term debt	-	11,300,000
Principal payments on long term debt	(4,301,584)	(11,095,083)
Net cash used in financing activities	(837,706)	(2,475,277)

Increase (decrease) in cash and cash equivalents	(303,575)	388,745
Cash beginning of period	2,965,296	2,576,551
Cash end of period	$2,661,721	$2,965,296

Supplemental schedule of noncash investing and financing activities:
Insurance premiums financed	$2,867,738	$581,782
Purchases of property & equipment under financing agreements	$499,870	$1,470,366

Supplemental disclosures of cash flows information:

Cash paid during the year for:
Interest	$1,834,277	$1,769,686
Insurance premiums financed	$2,351,462	$651,060

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

S.T. Pipeline, Inc. (S.T) was incorporated in May 1990 under the laws of the State of West Virginia.  S.T. engages in the construction of natural gas pipelines for utility companies in various states, mostly in the mid-Atlantic area of the country.  S.T.’s contracts are primarily fixed price contract with some cost-plus service work performed as requested.  All of the Company’s production personnel are union members of  various related construction trade unions and are subject to collective bargaining agreements that expire at varying time intervals.   On November 28, 2012, the Company committed to the closing and subsequent disposition of the assets of S T Pipeline under the terms of a Forbearance Agreement of that date concerning the Company’s short term and long-term debt.  See Note 9, Long-Term Debt, for further information.

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

                Fair Value Measurements

The Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

Under the FASB’s authoritative guidance on fair value measurements, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Fair Value Measurements Topic of the FASB Accounting Standards Codification establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

As noted above, there is a three-level valuation hierarchy for disclosure of fair value measurements.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  The three levels are defined as follows:

Level 1 — Quoted prices for identical assets and liabilities traded in active exchange markets, such as the New York Stock Exchange.

Level 2 — Observable inputs other than Level 1 including quoted prices for similar assets or liabilities, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data.  Level 2 also includes derivative contracts whose value is determined using a pricing model with observable market inputs or can be derived principally from or corroborated by observable market data.

Level 3 — Unobservable inputs supported by little or no market activity for financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation; also includes observable inputs for nonbinding single dealer quotes not corroborated by observable market data.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed-rate debt to unrelated parties was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $11.7 million at September 30, 2012 was $11.8 million.

The Company uses fair value measurements on a non-recurring basis in its assessment of goodwill and long-lived assets held and used. In accordance with its annual impairment test during the quarter ended September 30, 2012, the Company recorded a goodwill impairment charge of $36.9 million, which represented the entire amount of goodwill carried on the Company’s balance sheet.  The fair value measurements were calculated using unobservable inputs, using a weighted average of the discounted cash flow approach and two market approach analyses, all of which are classified as Level 3 within the fair value hierarchy.  The amount and timing of future cash flows was based on our most recent operational budgets.  The Company uses the assistance of third party specialists to develop valuation assumptions. Refer to Note 4, Goodwill and Intangible Assets, for further information.

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

Goodwill and Other Intangibles

The Company’s goodwill was acquired in two separate purchase transactions that were consummated on August 15, 2008.  The Company selected July 1 for its annual impairment testing date, which is the first day of the fourth fiscal quarter.  In accordance with U.S. Generally Accepted Accounting Principles, goodwill will be tested for impairment between annual testing dates if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  An impairment charge of $36.9 million was recorded in the fourth fiscal quarter of 2012 as further disclosed in Note 4 to the financial statements.

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

                Revenue Recognition

Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs at completion.  These contracts provide for a fixed amount of revenues for the entire project.  Such contracts provide that the customer accept completion of progress to date and compensate us for the services rendered, measured in terms of units installed, hours expended or some other measure of progress.   Contract costs include all direct material, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, tools and expendables.   The cost estimates are based on the professional knowledge and experience of the Company’s engineers, project managers and financial professionals.  Changes in job performance, job conditions, and others all affect the total estimated costs at completion.  The effects of these changes are recognized in the period in which they occur.   Provisions for the total estimated losses on uncompleted contracts are made in the period in which such losses are determined.  The current asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed for fixed price contracts.  The current liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized for fixed price contracts.

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

Self Insurance

The Company has its workers compensation, general liability and auto insurance through a captive insurance company.  While the Company believes that this arrangement has been very beneficial in reducing and stabilizing insurance costs the Company does have to maintain a restricted cash account to guarantee payments of premiums. That restricted account had a balance of $1.4 million as of September 30, 2012. Should the captive experience severe losses over an extended period, it could have a detrimental effect on the Company.

                Advertising

All advertising costs are expensed as incurred.  Total advertising expense was $20,664 and $28,528 for the years ended September 30, 2012 and 2011, respectively.

Stock Compensation Plans

The Company has issued restricted stock under its Long-Term Incentive Plan.  The Company accounts for its equity based compensation as prescribed by U.S. Generally Accepted Accounting Principles for share-based payments.  The Company has adopted a fair value based method of accounting for employee equity based plans, whereby compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. As a result, compensation expense relating to stock compensation plans will be reflected in net income as part of “Salaries and employee benefits” on the Consolidated Statements of Income.
For the year ending September 30, 2012 and 2011 respectively, $47,826 and $71,737 was recognized as compensation expense.

Income Taxes

The Company and all subsidiaries file a consolidated federal and various state income tax returns on a fiscal year basis.  With few exceptions, the company is no longer subject to U.S. federal, state, or local income tax examinations for years ending prior to September 30, 2008.

The Company follows the liability method of accounting for income taxes in accordance with U.S. Generally Accepted Accounting Principles.   Under this method, deferred tax assets and liabilities are recorded for future tax consequences of temporary differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the underlying assets or liabilities are recovered or settled.  A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.
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

                New Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update (ASU) No. 2012-02, Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles--Goodwill and Other, General Intangibles Other than Goodwill.

Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period.
The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Adoption of the new guidance, in itself, will not have an impact on the Company’s statements of income and financial position.

3.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

 As reflected in the accompanying financial statements, the Company sustained a loss of $48.5 million for the year-end September 30, 2012, which included a write-down for impairment of goodwill of $36.9 million.  On November 28, 2012, the Company entered into a Forbearance Agreement with its lenders.  The Forbearance Agreement, among other things, requires the closing and subsequent sale of our S T Pipeline subsidiary and also requires formulation of recommendations relating to the on-going operations of Nitro Electric, C. J. Hughes and Contractors Rental Corporation including refinancing, sale or liquidation of the companies.  The Forbearance Agreement also prohibits the Company from making any addition draws on its revolving line of credit, which will make funding of future contract work difficult.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

 While the Company is attempting to find alternative sources of debt as well as exploring options to raise equity, the Company’s cash position may not be sufficient enough to support the Company’s operations. Management intends to raise additional funds by way of a private or public offering. Management believes that the actions presently being taken to secure alternative funding sources and limit the exposure to losses on future contracts provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to find alternative funding sources and execute construction contracts in an efficient and profitable manner.

 The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4.   GOODWILL AND INTANGIBLE ASSETS

A summary of changes in the Company’s goodwill is as follows:
	Year Ended September 30,

	2012	2011

Balance at beginning of year	$36,914,021	$36,914,021
Impairment	36,914,021	-0-
Balance at end of year	$-0-	$36,914,021

In the fourth fiscal quarter of 2012, the Company recorded a goodwill impairment charge of $36.9 million, which represented the entire amount of goodwill carried on the Company’s balance sheet.  The Company determined that its goodwill was impaired largely due to lower revenue and profitability associated with the Company’s long term financial forecasts.  The Company measured the amount of impairment by calculating the amount by which the carrying value exceeded the estimated fair value which was based on projected discounted cash flows (level 3).

The fair value measurements were calculated using unobservable inputs, using a weighted average of the discounted cash flow approach and two market approach analyses.  The amount and timing of future free cash flows was based on current operational budgets and long range strategic plans.  The Company uses the assistance of third party specialists to develop valuation assumptions.  The Company’s recent operating losses and the prospects for additional bank funding of operations at historical levels were factors considered in the cash flow analysis.

5.   ACCOUNTS RECEIVABLE

Activity in the Company’s allowance for doubtful accounts consists of the following:

	Year Ended September 30,

	2012	2011

Balance at beginning of year	$278,339	$283,191
Charged to expense	-0-	-0-
Deductions for uncollectible receivables written off, net of recoveries	(38,268)	(4,852)
Balance at end of year	$240,071	$278,339

6.  UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

	Year Ended September 30,
	2012	2011
Costs incurred on contracts in progress	$216,026,172	$256,161,710
Estimated earnings, net of estimated losses	5,104,059	7,693,079
	221,130,231	263,854,789
Less Billings to date	211,238,536	254,153,743
	$9,891,695	$9,701,046

Costs and estimated earnings in excess of billings on uncompleted contracts	$11,260,254	$12,624,588

Less Billings in excess of costs and estimated earnings on uncompleted contracts	1,368,559	2,923,542

	$9,891,695	$9,701,046

7.  CLAIMS

The Company reported $3.5 million in estimated claim revenue for the period ending September 30, 2011.  These claims were a result of a combination of customer-caused delays, errors in specification and designs, and disputed or unapproved contract change orders.  Revenue from these claims was recorded only to the extent contract costs relating to the claim have been incurred, factored by a probability factor to insure a conservative amount was recorded.  On November 2, 2011 the Company reached an agreement on one of the outstanding claims for $1.5 million which will result in an immaterial revenue adjustment in 2012. The remaining claims are valued at $2.5 million for September 30, 2012.

At September 30, 2012, the Company is seeking an arbitration proceeding to resolve the collection of the remaining amount.  Claims receivable is a component of cost and estimated earnings in excess of billing.  The Company considers collection of these claims highly probable.

8.  PROPERTY AND EQUIPMENT

Property and Equipment consists of the following:

	Year Ended September 30,
	2012	2011

Land	$777,231	$752,000
Buildings and leasehold improvements	512,528	446,580
Operating equipment and vehicles	40,710,349	40,332,126
Office equipment, furniture and fixtures	440,027	411,227
	42,440,135	41,941,933
Less Accumulated Depreciation and Amortization	23,387,158	18,186,798

Property and equipment net	$19,052,977	$23,755,135

9.  SHORT-TERM DEBT

Short-term debt consists of the following:

A line of credit of $18 million has been established with a regional bank.  The interest rate on the original line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 6%.  Cash available under the line is calculated based on a percentage of the accounts receivable with certain exclusions.  Major items excluded from the calculation are certain percentages of receivables from bonded jobs and retainage as well as all items greater than one hundred twenty (120) days old.  At September 30, 2012 the Company had borrowed $18 million against the line.   The line of credit originally matured on July 25, 2012 and was extended to October 25, 2012 by the third omnibus agreement dated July 25, 2012.   The Company entered into a Forbearance Agreement with the lenders on November 28, 2012.  The Forbearance Agreement changed the interest rate on the line of credit to 6.5% along with several other restrictions more fully explained on Note 10.

10.  LONG-TERM DEBT

A summary of long-term debt as of September 30, 2012 and 2011 is as follows:

	2012	2011

Notes payable to various finance companies, payable in monthly installments totaling $16,130, including interest at rates ranging between 0% and 8%, with various maturity dates through April 2012, secured by vehicles and equipment acquired with the notes.	-	299,232

Note payable to bank, due in monthly installments of $5,000, including interest at 6.75%, final payment due September 2013, secured by real estate, vehicles, and equipment.	249,497	291,046

Notes payable to finance companies, due in monthly installments totaling $181,096, including interest ranging from 1.0% to 7.92%, final payments due December 2010 through July 2015, secured by equipment.	2,610,841	3,752,733

Notes payable to banks, due in monthly installments totaling $3,573, including interest at prime plus .5% to 8.75%, final payments due April 2010 through April 2012, secured by equipment, receivables, and intangibles.	-	22,880

Notes payable to individuals, due in monthly installments of $100,000 dollars with interest at 7.5%, final payment due April 2012.	-	700,000

Notes payable to shareholder, interest rate at prime, note matures in August of 2014.	1,223,325	2,400,000

Line of credit payable to bank, monthly interest at 6.5%, final payment due by May 31, 2013, secured by accounts receivable and equipment.	18,000,000	13,875,723

Note payable to bank, due in monthly installments of $221,000, Including interest at 6.5%, final payment due July 2016, secured by equipment.	8,882,340	10,978,371

	30,966,003	32,319,985
Less Current Maturities	28,118,907	18,698,799
Total Long term debt	$2,847,096	$13,621,186

Maturities of debt for the next five years are as follows:

2013	$28,118,907
2014	2,054,247
2015	497,978
2016	172,904
2017	88,482
Thereafter	33,485
$30,966,003

On July 25, 2012, the Company entered into a Third Omnibus Amendment with United Bank, Inc. for the purpose of amending an $18.0 million revolving line of credit and $11.3 million term loan agreement. The amendment waived the Company’s compliance obligations with respect to the required debt to tangible net worth ratio and current ratio until October 25, 2012. The amendment also extended the term of the revolving line of credit to October 25, 2012. The amendment required the Company to seek additional sources of capital and take actions to enable it to repay its obligations to United Bank under the revolving line of credit and term loan. The amendment required the Company to establish a plan to repay United Bank in the event it is unable to secure additional sources of capital.  The amendment also stated that the Lender shall have the right to engage at Borrower’s expense a consultant, acceptable to Lender, to evaluate and advise the Lender regarding the operations of the Borrower and Guarantors, and Borrower and Guarantors further agree to provide such information and access to the consultant on a timely basis as the consultant may request.

On November 28, 2012, the Company and its subsidiary corporations entered into a forbearance agreement with United Bank, Inc., whereby the Company acknowledges that they are in default under the terms of two credit facilities between United Bank, Inc. and the Company.  United Bank, Inc. has agreed to forbear from exercising certain of its rights and remedies under the loan agreements and related documents.

The loan agreements consist of an $18.0 million revolving line of credit and an $11.3 million term loan. At November 20, 2012 the outstanding balances on the revolving line of credit and term loan were $18,081,100 and $8,744,152, respectively. The Company acknowledges defaulting on the loan agreements by failing to maintain the debt to tangible net worth covenant and current ratio covenant as set forth in each loan note. United Bank, Inc. agrees to forbear from exercising and enforcing its default related rights against the companies resulting from the default so long the companies comply with the terms of the Forbearance Agreement.

During the forbearance period the outstanding balances of the borrowings will bear interest at a fixed rate of 6.5% per annum. During the forbearance period the Registrant must continue to make monthly loan payments, but will be unable to take further advances on the line of credit.

As part of the Forbearance Agreement, the Company agrees to take specific actions including the retention of a Chief restructuring agent and providing to United Bank, Inc. on-going reports regarding its business operations and cash flow, among other matters. The Chief Restructuring Agent must prepare a restructuring plan for the Registrant that provides for the closure of S.T. Pipeline and subsequent sale of its assets and must prepare recommendations relating to the on-going operations of Nitro Electric Company, Inc., C.J. Hughes Construction Company and Contractors Rental Corporation, including refinancing, sale or liquidation of the companies.

The Forbearance Agreement may be terminated upon certain events, and in any case by May 31, 2013.  As a result, the full amount of the related long –term debt has been classified as a current liability in the accompanying balance sheet at September 30, 2012, representing $8.9 million in term debt.  Regardless of the non-compliance with financial covenants, the Company has made every scheduled payment of principal and interest due on the long-term debt.

On December 18, 2012, the Company’s Board of Directors approved a restructuring plan, which included various options for each of the Company’s contract services. The Company and its lenders have engaged an external party, restructuring agent, to assist with a plan of restructure to take the necessary operational steps to achieve a reasonable level of profitability during fiscal year 2013. The Company desires to secure alternate sources of cash either through debt or equity once targeted financial results have been achieved and sustained.

On December 17, 2012, ST Pipeline completed its last project for the Company. The Board of Directors is currently contemplating two strategies with respect to ST Pipeline. The first strategy targets the sale of ST Pipeline to a single strategic purchaser, while the second strategy would result in a liquidation of ST Pipeline’s assets. The objective of the Board of Directors is to complete the sale of the assets of ST Pipeline during the second or third fiscal quarter of 2013. The restructuring plan as is relates to ST Pipeline was approved by the Board of Directors on December 18, 2012. Due to the timing of the approval of the restructuring plan with respect to ST Pipeline, the Company is evaluating the financial effects of the discontinuance of the subsidiary. ST Pipeline comprises a significant portion of the Company’s assets and operations at September 30, 2012 and September 30, 2011 for the years then ended. ST Pipeline had revenues of $48.7 million and $48.6 million, which comprises 31% and 34% of the Company’s consolidated revenues for the years ended September 30, 2012 and 2011, respectively. ST Pipeline had assets of $22.2 million and $33.1 million, which comprises 33% and 28% of the Company’s consolidated assets at September 30, 2012 and 2011, respectively. ST Pipeline had liabilities of $4.8 million and $8.5 million, which comprises 8% and 14% of the Company’s consolidated liabilities at September 30, 2012 and 2011, respectively. The Company’s future filings will be updated and adjusted accordingly.

With respect to CJ Hughes, Nitro Electric, and Contractors Rental, the Company and its restructuring agent have developed a strategic plan to rehabilitate the subsidiaries so that positive cash flow can be generated and sustained to fund the necessary operations and debt service of ESA. The Company and its restructuring agent believe there exists business opportunities to revive the performance of the remaining subsidiaries to propel the Company to a profitable status.

Effective October 19, 2012, the Company’s bonding company has ceased issuing the Company new bonds.  The ability of the Company to obtain surety bonds for future contracts is a significant factor in the contracting industry with respect to the type and amount of contracts that can be bid.  The Company is actively searching for a new bonding company, including remedies with the current bonding company.

There exist many risks and potential outcomes from the various options that the Company is exploring with respect to its restructuring plan. The ability of the Company to operate as a going concern is dependent upon the participation of the Company’s lenders, obtaining a bonding agent, and realization of the restructuring plan to generate cash flows and maintain liquidity sufficient to service our debt.

11.  INCOME TAXES

The components of income taxes are as follows:
		Year Ended September 30,
		2012	2011

Federal	Current	$-0-	$-0-
	Deferred	(455,811)	(2,508,584)
	Total	(455,811)	(2,508,584)

State	Current	-0-	-0-
	Deferred	(80,437)	(437,319)
	Total	(80,437)	(437,319)

Total income tax	benefit	$(536,248)	(2,945,903)

The provision for income taxes differs from the amount computed by applying the federal statutory rate of 34 percent on income from operations as indicated in the following analysis:

	Year Ended September 30,
	2012		2011
Statutory rate	(34.00	) %	(34.00)%
Goodwill	19.57		---
Meals	.73		.14
Valuation allowance	12.72		4.03
State Income Taxes	(.11)		(6.00)
Effective tax rate	(1.09	) %	(35.83)%

Deferred income taxes are provided for significant difference between the basis of assets and liabilities for financial reporting and income tax reporting.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The income tax effects of temporary differences giving rise to the deferred tax liabilities are as follows:

	Year Ended September 30,
Current Deferred Tax Assets	2012	2011
Net operating loss carryover	$7,831,368	$4,177,385
Other deferred assets	3,246,856	759,350
Less valuation allowance	(6,387,815)	(338,500)
	4,690,409	4,598,235
Current Deferred Tax Liabilities
Contract Claims	$1,000,000	$1,404,649

Long Term Deferred Tax Liabilities
Property, Plant and Equipment	$6,095,336	$6,335,661
Others	932,644	731,742
	7,027,980	7,067,403

The deferred tax asset valuation allowance recognized at September 30, 2012 and 2011 was $(6,387,815) and $(338,500), respectively.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In evaluating our ability to realize deferred tax assets, we considered all available positive and negative evidence.  As of September 30, 2012, we maintained a valuation allowance against the net deferred tax assets of $6,387,815 due to the uncertainty regarding utilization.  Adjustments to the valuation allowances are recorded as a component of income tax expense.

The Company does not believe that it has any unrecognized tax benefits included in its consolidated financial statements that require recognition.  The Company has not had any settlements in the current period with taxing authorities, nor has it recognized tax benefits as a result of a lapse of the applicable statute of limitations.  The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if applicable, in general and administrative expenses.  During the years ended September 30, 2012 and 2011 the Company did not recognize any interest or penalties related to income taxes in its consolidated financial statements, nor has it recorded an accrued liability for interest or penalty payments.

The Company had a net operating loss carryover for federal income tax purposes at September 30, 2011 of $10,752,701 available to offset future taxable income.  In 2012, $8,353,085 of loss carryover was incurred increasing the carryover to $19,105,786 with a valuation allowance to offset $16,056,182 of the carryover.  The carryovers expire beginning in the year ended September 30, 2024.

12.  EARNINGS PER SHARE:

Shares not included in the calculation of diluted earnings per share because they are anti-dilutive were restricted stock grants of 9,000 at September 30, 2012.

The amounts used to compute the basic and diluted earnings per share for the years ended 2012 and 2011 is illustrated below:
	Year Ended September 30,
	2012		2011

Net loss from continuing operations available to common shareholders	$	(48,522,177)	$(5,275,770)

Weighted average shares outstanding basic		14,448,336	12,113,488

Effect of dilutive securities:
Restricted stock grants		-0-	-0-
Weighted average shares outstanding diluted		14,448,336	12,113,488

Net loss per share-basic		$(3.36)	$(0.44)
Net loss per share-diluted		$(3.36)	$(0.44)

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

There have been no agreements with any employees made under this plan as of the year ended September 30, 2012.

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

On August 11, 2010 a total of 51,000 shares were granted to six officers of the Company at a grant date fair value per share of $4.22.  These grants vest over a period of three years.   Market value of the grants was $215,220 and is recognized as compensation expense over the vesting period.   For the year ending September 30, 2012 and 2011 respectively $47,826 and $71,737 was recognized as compensation expense and $19,130 and $28,695 in deferred tax benefit as a result of these grants. The holders of the restricted stock do not receive dividends and do not have the right to vote the shares.

The following table represents unvested restricted stock activity for the years ended September 30, 2012 and 2011:

	Number of	Weighted Average
	Stock Grants	Exercise Price

Outstanding at 10/01/10	-0-	-0-
Granted	51,000	4.22
Forfeited	-0-	-0-
Earned and & issued	(17,000)	-0-
Outstanding at 9/30/11	34,000	4.22
Granted	-0-	-0-
Forfeited	(13,000)	4.22
Earned and & issued	(12,000)	4.22
Outstanding at 9/30/12	9,000	4.22

We expect to recognize additional compensation expense of approximately $32,000 over the remaining vesting periods of the stock awards.

15. RELATED PARTY TRANSACTIONS:

Total long-term debt including short term portion at September 30, 2012 was $13.0 million, of which, $1.2 million was a note payable to a certain director, which is due in August 2014.  The Company also purchased and rented various pieces of equipment and materials from a former director who was also a former owner of one of the acquired subsidiaries.   Those transactions totaled approximately $1.4 million through March 9, 2012, the date of separation between the Company and the former director.

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

16.  LEASE OBLIGATIONS

The Company leases various equipment and office space under operating lease agreements with terms up to 60 months, with renewal options of up to an additional 60 months.  The Company also leases vehicles from certain stockholders.

The future minimum lease payments under operating leases as of September 30, 2012, are as follows:

2013	$297,765
2014	126,813
2015	-0-
2016	-0-

17.  MAJOR CUSTOMERS

Revenues for the period ending September 30, 2012 were $157.7 million.  Two major customers made up 31.8% and 10.3% respectively of the total. Receivables from major customers at September 30, 2012 were $8.0 million, which represented 43.2% of the total receivables at September 30, 2012.  Virtually all work performed for major customers was awarded under competitive bid fixed price or unit price arrangements.  The loss of a major customer could have a severe impact on the profitability of operations of the Company.  However, due to the nature of the Company’s operations, the major customers and sources of revenues may change from year to year.

18.  RETIREMENT AND EMPLOYEE BENEFIT PLANS

In 2012 and 2011, C. J. Hughes Construction Company, Inc., maintained a tax-qualified 401(k) retirement plans for union employees.  Employees can contribute up to 15% of eligible wages, provided the compensation deferred for a plan year did not exceed the indexed dollar amount set by the Internal Revenue Service which was $17,000 for 2012 and $16,500 for 2011.  C. J. Hughes will match $0.25 on each dollar contributed up to 6% of eligible wages.  C. J. Hughes contributed $13,220 for the fiscal year ended September 30, 2012 to the union plan.  Additionally, each plan year, C. J. Hughes may make a discretionary profit-sharing contribution for participants who are actively employed on the last day of the plan year.  No discretionary profit-sharing contribution was made for the 2012 or 2011 plan year.

Additionally, C. J. Hughes maintained a tax qualified 401(k) retirement plan for non-union employees.  The C. J. Hughes plan provided that employees can contribute up to 15% of eligible wages, provided the compensation deferred for a plan year did not exceed the indexed dollar amount set by the Internal Revenue Service which was $17,000 for 2012 and $16,500 for 2011.  C. J. Hughes will match $0.25 on each dollar contributed up to 6% of eligible wages.

Additionally, each plan year, C. J. Hughes may make a discretionary profit-sharing contribution for participants who are actively employed on the last day of the plan year.  No discretionary profit-sharing contribution was made for the 2012 or 2011 plan year.

Effective November 1, 2009, ST Pipeline, Inc. a wholly owned subsidiary of the Company became an adopting employer of the 401(k) retirement plan for non-union employees sponsored by C. J. Hughes Construction Company, Inc.

In 2009, Nitro Electric, a wholly owned subsidiary of the Company maintained a tax-qualified 401(k) retirement plan for non-union employees.  Employees are eligible to participate upon date of hire.  Employees may contribute eligible wages up to maximum indexed dollar amount set by the Internal Revenue Service which was $17,000 for 2012 and $16,500 for 2011.  Nitro Electric may make annual discretionary matching contributions and/or profit sharing contributions to the plan.  The matching contribution formula for the 2012 and 2011 plan year was $0.25 on each dollar contributed up to 6% of eligible wages.  No profit sharing contribution was made for the 2012 or 2011 plan year.

Effective December 1, 2009, the C. J. Hughes Construction Company, Inc. 401(k) Plan for non-union employees was amended and restated and the Nitro Electric 401(k) Plan for non-union employees was merged into the C. J. Hughes Construction Company, Inc. 401(k) Plan for non-union employees.  Employees are immediately eligible for the Plan upon date of hire but must wait until a quarterly entry date to join the Plan.  Employees may contribute eligible wages up to the maximum indexed dollar amount set by the Internal Revenue Service which was $17,000 for 2012 and $16,500 for 2011.  C. J. Hughes will match $0.25 on each dollar contributed up to 6% of eligible wages.

Additionally, each plan year C. J. Hughes may make discretionary profit sharing contributions for participants who are actively employed on the last day of the plan year.  No discretionary profit sharing contribution was made for the 2012 or 2011 plan year.

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

Energy Services of America and its wholly owned subsidiaries contributed $78,161 for the fiscal year ended September 30, 2012.

19.  CREDIT RISK:

Financial instruments which potentially subject the Companies to credit risk consist primarily of cash, cash equivalents and contract receivables.  The Companies place their cash with high quality financial institutions.  At times, the balances in such institutions may exceed the FDIC insurance limit of $250,000 on interest bearing accounts.  As of September 30, 2012, the Companies had no uninsured bank balances.  The Companies perform periodic credit evaluations of its customers financial condition and generally do not require collateral.  Credit losses consistently have been within managements expectations.

20.  COMMITMENTS AND CONTINGENCIES

During the normal course of operations, the companies are subject to certain subcontractor claims, mechanic’s liens, and other litigation.  Management is of the opinion that no material obligations will arise from any pending legal proceedings.  Accordingly, no provision has been made in the financial statements for such litigation.

21.   QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for 2012 and 2011 is summarized below:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Annual
2012 Millions of dollars, except per share amounts

Total operating revenues	$49.6	$37.1	$40.9	$30.1	$157.7
Operating income (loss)	2.4	(5.8)	(2.8)	(41.1)	(47.3)
Net income (loss)	1.1	(3.9)	(2.0)	(43.7)	(48.5)
Basic earnings (loss) per share	$0.08	$(0.03)	$(0.14)	$(3.27)	$(3.36)
Diluted earnings (loss) per share	$0.08	$(0.03)	$(0.14)	$(3.27)	$(3.36)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Annual
2011 Millions of dollars, except per share amounts

Total operating revenues	$34.0	$14.8	$46.1	$48.5	$143.4
Operating income (loss)	0.4	(5.1)	(0.6)	(1.1)	(6.4)
Net income (loss)	(0.1)	(3.4)	(0.7)	(1.1)	(5.3)
Basic earnings (loss) per share	$0.01	$(0.28)	$(0.06)	$(0.11)	$(0.44)
Diluted earnings (loss) per share	$0.01	$(0.28)	$(0.06)	$(0.11)	$(0.44)

22.   CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

ENERGY SERVICES OF AMERICA CORPORATION (Parent Only)
BALANCE SHEETS
As of September 30, 2012 and 2011

Assets	2012	2011

Current Assets
Cash and cash equivalents	$563,893	$50,989
Other receivables	1,834	1,300
Deferred tax asset	246,395	74,281
Prepaid expenses and other	1,824,198	1,736,174
Total Current Assets	2,636,320	1,862,744

Property, plant and equipment, at cost	363,049	352,818
less accumulated depreciation	(250,177)	(179,614)
	112,872	173,204

Due from affiliates	25,584,177	26,225,969

Investment in subsidiaries	6,095,128	52,715,490

Total Assets	$34,428,497	$80,977,407

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$8,882,340	$2,698,349
Lines of credit and short term borrowings	18,516,276	13,875,723
Accounts payable	267,924	57,492
Accrued expenses and other current liabilities	242,742	270,089
Total Current Liabilities	27,909,282	16,901,653

Long-term debt, less current maturities	-	8,980,022
Deferred income taxes payable	77,850	180,016

Total Liabilities	27,987,132	26,061,691

Stockholders’ equity

Preferred stock, $.0001 par value
Authorized 1,000,000 shares, none issued	-	-
Common stock, $.0001 par value
Authorized 50,000,000 shares
Issued and outstanding 14,458,836
shares	1,446	1,445

Additional paid in capital	56,107,650	56,059,825
Retained earnings (deficit)	(49,667,731)	(1,145,554)
Total Stockholders’ equity	6,441,365	54,915,716

Total liabilities and stockholders’ equity	$34,428,497	$80,977,407

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION (Parent Only)
STATEMENTS OF INCOME
For the years ended September 30, 2012 and 2011

	2012	2011

General and administrative expenses	$-	$-

Net loss from operations before taxes	-	-

Other nonoperating expense	(119,064)	(3,151)
Interest expense	(1,628,309)	(1,138,367)

Net loss before tax	(1,747,373)	(1,141,518)

Income tax expense (benefit)	154,502	(455,392)

Equity in undistributed loss
of subsidiaries	(46,620,302)	(4,589,644)

Net loss	$(48,522,177)	$(5,275,770)

Weighted average shares outstanding- basic	14,448,336	12,113,488

Weighted average shares- diluted	14,448,336	12,113,488

Net loss per share- basic	$(3.36)	$(0.44)

Net loss per share- diluted	$(3.36)	$(0.44)

The accompanying notes are an integral part of these financial statements

ENERGY SERVICES OF AMERICA CORPORATION (Parent Only)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended September 30, 2012 and 2011

	2012	2011
Cash flows form operating activities:
Net loss	$(48,522,177)	$(5,275,770)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Provision for current tax (benefit)	428,782	(661,933)
Provision for deferred income tax (benefit)	(274,280)	206,541
Depreciation expense	70,563	70,563
Equity in undistributed loss of subsidiaries	46,620,302	4,589,644
Share-based compensation expense	47,826	71,737
Changes in:
Increase decrease in prepaid expenses	(88,024)	(1,229,271)
Increase in other receivable	(534)	-
Increase in account payable	210,432	49,182
Decrease in accrued expenses and other current liabilities	(6,524)	(639,730)
Net cash used in operating activities	(1,513,634)	(2,819,037)

Cash flows from investing activities:
Investment in property & equipment	(10,231)	-
Advances to subsidiaries	213,010	(7,275,672)
Net cash provided by (used in) investing activities	202,779	(7,275,672)

Cash flows from financing activities:
Borrowings on lines of credit, net of (repayments)	4,640,553	381,863
Principal payments on long term debt	(2,816,794)	(1,622,039)
Proceeds of issuance of debt	-	11,300,000
Net cash provided by financing activities	1,823,759	10,059,824

Increase (decrease) in cash and cash equivalents	512,904	(34,885)
Cash beginning of period	50,989	85,874
Cash end of period	$563,893	$50,989

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$1,615,568	$1,145,887
Insurance premiums financed	$2,351,462	$581,782

The Accompanying Notes are an Integral Part of These Financial Statements