Form 10-Q
period 2012-12-31
Energy Services of America CORP
filed 2013-02-14
CIK 1357971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2012

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

As of February 14, 2013 there were issued and outstanding 14,458,836 shares of the Registrant’s Common Stock.

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
Assets	2012	2012
	(Unaudited)
Current Assets
Cash and cash equivalents	$3,155,435	$1,398,301
Accounts receivable-trade	18,778,694	15,632,300
Allowance for doubtful accounts	(240,071)	(240,071)
Retainages receivable	2,391,235	1,713,702
Other receivables	273,474	277,933
Costs and estimated earnings in excess of billings on uncompleted contracts	8,060,700	10,856,769
Deferred tax asset	947,363	1,250,154
Prepaid expenses and other	1,470,846	2,005,233
Assets of discontinued operations	5,996,629	7,808,451
Total Current Assets	40,834,305	40,702,772

Property, plant and equipment, at cost	28,209,437	29,060,709
less accumulated depreciation	(16,698,147)	(16,485,112)
Assets of discontinued operations, net	5,950,041	6,477,380
	17,461,331	19,052,977
Total Assets	$58,295,636	$59,755,749

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$9,297,809	$10,118,907
Lines of credit and short term borrowings	17,512,803	18,516,276
Accounts payable	6,689,393	8,171,650
Accrued expenses and other current liabilities	3,422,262	3,177,481
Billings in excess of costs and estimated earnings on uncompleted contracts	4,191,675	1,305,559
Income tax payable	600,656	-
Liabilities of discontinued operations	1,902,910	2,149,435
Total Current Liabilities	43,617,508	43,439,308

Long-term debt, less current maturities	1,347,552	1,623,771
Long-term debt, payable to shareholder	1,223,325	1,223,325
Deferred income taxes payable	3,843,236	4,426,751
Liabilities of discontinued operations	2,573,366	2,601,229
Total Liabilities	52,604,987	53,314,384

Stockholders’ equity

Preferred stock, $.0001 par value
Authorized 1,000,000 shares, none issued	-	-
Common stock, $.0001 par value
Authorized 50,000,000 shares
Issued and outstanding 14,446,836
shares	1,446	1,446

Additional paid in capital	56,117,144	56,107,650
Retained earnings (deficit)	(50,427,941)	(49,667,731)
Total Stockholders’ equity	5,690,649	6,441,365

Total liabilities and stockholders’ equity	$58,295,636	$59,755,749

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2012	2011

Revenue	$27,178,511	$25,124,478

Cost of revenues	24,236,470	22,480,377

Gross profit	2,942,041	2,644,101

Selling and administrative expenses	2,549,349	2,694,885
Income (loss) from operations	392,692	(50,784)

Other income (expense)
Other nonoperating income	2,598	317
Interest expense	(483,377)	(506,738)
Gain on sale of equipment	294,251	14,885
	(186,528)	(491,536)

Income (loss) from continuing operations before income taxes	206,164	(542,320)

Income tax expense (benefit)	319,932	(219,332)

Income (loss) from continuing operations	(113,768)	(322,988)

Income (loss) from discontinued operations
net of tax expense (benefit) of ($303,000) and $1.0 Million	(646,442)	1,456,410

Net income (loss)	$(760,210)	$1,133,422

Weighted average shares outstanding-basic	14,458,836	14,446,836

Earnings per share from continuing operations	$(0.008)	$(0.022)

Earnings per share	$(0.053)	$0.078

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2012	2011

Cash flows from operating activities:

Net income (loss)	$(760,210)	$1,133,422

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation expense	1,402,178	1,462,802
Gain on sale/disposal of equipment	(501,806)	(24,388)
Provision for deferred taxes	(583,807)	788,164
Share-based compensation expense	9,494	17,934
Increase in contracts receivable	(2,795,111)	(11,147,860)
(Increase) decrease in retainage receivable	(278,750)	4,044,834
(Increase) decrease in other receivables	44,595	(54,282)
Decrease in cost and estimated earnings in excess of billings on uncompleted contracts	3,199,554	2,648,828
Decrease in prepaid expenses	540,771	26,997
Increase (decrease) in accounts payable	(1,649,350)	1,965,475
Increase (decrease) in accrued expenses	(816)	1,425,055
Increase in billings in excess of cost and estimated earnings on uncompleted contracts	3,052,281	1,894,960
Increase in income taxes payable	600,656	-
Net cash provided by operating activities	2,279,679	4,181,941

Cash flows from investing activities:
Investment in property & equipment	(3,615)	(547,883)
Proceeds from sales of property and equipment	694,889	44,678
Net cash provided by (used in) investing activities	691,274	(503,205)

Cash flows from financing activities:
Repayment of loans from shareholders	-	(500,000)
Borrowings on lines of credit and short term debt, net of (repayments)	(1,003,473)	493,018
Principal payments on long term debt	(1,097,317)	(1,089,447)
Net cash used in financing activities	(2,100,790)	(1,096,429)

Increase in cash and cash equivalents	870,163	2,582,307
Cash beginning of period	2,661,721	2,965,296
Cash end of period	$3,531,884	$5,547,603

Supplemental schedule of noncash investing and financing activities:
Purchases of property & equipment under financing agreements	$-	$174,221
Insurance premiums financed	$-	$82,022

Supplemental disclosures of cash flows information:

Cash paid during the year for:
Interest	$474,052	$478,705
Insurance premiums	$516,276	$7,002

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the three months ended December 31, 2012 and 2011

					Total
	Common Stock		Additional Paid	Retained	Stockholders’
	Shares	Amount	in Capital	Earnings (Deficit)	Equity

Balance at September 30, 2011	14,446,836	$1,445	$56,059,825	$(1,145,554)	$54,915,716

Share-based compensation expense	-	-	17,934	-	17,934

Net Income	-	-	-	1,133,422	1,133,422

Balance at December 31, 2011	14,446,836	$1,445	$56,077,759	$(12,132)	$56,067,072

Balance at September 30, 2012	14,458,836	$1,446	$56,107,650	$(49,667,731)	$6,441,365

Share-based compensation expense	-	-	9,494	-	9,494

Net loss	-	-	-	(760,210)	(760,210)

Balance at December 31, 2012	14,458,836	$1,446	$56,117,144	$(50,427,941)	$5,690,649

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS AND ORGANIZATION:

Energy Services of America Corporation, formerly known as Energy Services Acquisition Corp., (the Company) was incorporated in Delaware on March 31, 2006 as a blank check company whose objective was to acquire an operating business or businesses.  On September 6, 2006, the Company sold 8,600,000 units in the public offering at a price of $6.00 per unit.  Each unit consisted of one share of the Company’s common stock and two common stock purchase warrants for the purchase of a share of common stock at $5.00.  The warrants could not be exercised until the later of the completion of the business acquisition or one year from issue date.   The Company operated as a blank check company until August 15, 2008.  On that date, the Company acquired S.T. Pipeline, Inc. and C.J. Hughes Construction Company, Inc. with proceeds from the Company’s Initial Public Offering.  S. T. Pipeline and C. J Hughes operate as wholly owned subsidiaries of the Company.

S.T. Pipeline, Inc. (S.T) was incorporated in May 1990 under the laws of the State of West Virginia.  S.T. engages in the construction of natural gas pipelines for utility companies in various states, mostly in the mid-Atlantic area of the country.  S.T.’s contracts are primarily fixed price contract with some cost-plus service work performed as requested.  All of the Company’s production personnel are union members of  various related construction trade unions and are subject to collective bargaining agreements that expire at varying time intervals.   On December 18, 2012, the Company committed to the closing and subsequent disposition of the assets of S .T. Pipeline under the terms of a Forbearance Agreement and the Company’s restructuring plan.   See Note 10, Long-Term Debt of the Company’s September 30, 2012 10-K for further information.  The financial position and results of operations of S.T. Pipeline, Inc. have been presented as discontinued operations in the accompanying financial statements for all presented periods.

C.J. Hughes Construction Company, Inc. (C.J. Hughes) is a general contractor primarily engaged in pipeline construction for utility companies.  C.J. Hughes operates primarily in the mid-Atlantic region of the United States.    Nitro Electric Company, Inc., a wholly owned subsidiary of C. J. Hughes, is involved in electrical contracting providing its services to the power and refining industries.  Nitro Electric operates primarily in the mid-Atlantic region of the United States.   Contractors Rental Corporation, Inc. a wholly owned subsidiary of C.J. Hughes is involved in main line pipeline installation and repairs in the mid-Atlantic region of the country as well.  All of the C.J. Hughes, Nitro Electric, and Contractors Rental production personnel are union members of various related construction trade unions and are subject to collective bargaining agreements that expire at varying time intervals.

The Company’s stock trades under the symbol “ESOA” on the Over-the-Counter market.

Interim Financial Statements

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the years ended September 30, 2012 and 2011 included in the Company’s Form 10-K filed December 28, 2012.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to interim financial reporting rules and regulations of the SEC.  The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations.  The operating results for the three month period ended December 31, 2012 is not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation

The consolidated financial statements of Energy Services include the accounts of Energy Services and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Unless the context requires otherwise, references to Energy Services include Energy Services and its consolidated subsidiaries.

Reclassifications

Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year.   The reclassifications primarily relate to the presentation of discontinued operations related to S.T. Pipeline, Inc.

2.  UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts as of December 31, 2012 and September 30, 2012 are summarized as follows:

	December 31, 2012	September 30, 2012

Costs incurred on contracts in progress	$126,618,061	$177,189,987
Estimated earnings, net of estimated losses	9,166,990	10,229,134
	135,785,051	187,419,121

Less: Billings to date	131,916,026	177,867,911
	$3,869,025	$9,551,210

Costs and estimated earnings in excess of billings on uncompleted contracts	$8,060,700	$10,856,769
Less: Billings in excess of costs and estimated earnings on uncompleted Contracts	4,191,675	1,305,559
	$3,869,025	$9,551,210

Backlog at December 31, 2012 and September 30, 2012 was $48.3 million and $57.4 million respectively.

3.  CLAIMS

The Company reported $2.5 million of claim revenue for the period ending September 30, 2012.  This claim was a result of a combination of customer-caused delays, errors in specification and designs, and disputed or unapproved contract change orders.  Revenue from these claims was recorded only to the extent contract costs relating to the claim have been incurred and adjusted to reflect the probable amounts the Company anticipates to collect.

At December 31, 2012, the Company is seeking an arbitration proceeding to resolve the collection of the remaining amount.  Claims receivable is a component of cost and estimated earnings in excess of billing.  The Company considers collection of these claims highly probable.

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

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed-rate debt to unrelated parties was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates for bank loans with similar terms and maturities.  The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $10.6 million at December 31, 2012 was $10.7 million.

The Company uses fair value measurements on a non-recurring basis in its assessment of goodwill and long-lived assets held and used. In accordance with its annual impairment test during the quarter ended September 30, 2012, the Company recorded a goodwill impairment charge of $36.9 million, which represented the entire amount of goodwill carried on the Company’s balance sheet.  Refer to Note 4, Goodwill and Intangible Assets of the Company’s September 30, 2012   10-K filing for further information.

The Company has also evaluated the fair value or S.T. Pipeline’s assets at December 31, 2012 and believes the fair value of the assets exceed book value.  The Company has received an appraisal of S.T. Pipeline’s assets from two vendors and adjusted each appraisal for the costs to sell the assets, which did not result in any impairment.

5.  DISCONTINUED OPERATIONS

Due to organizational changes and operating losses incurred in fiscal year 2012, the Company has decided to discontinue the operations of the wholly owned subsidiary S.T. Pipeline, Inc.  The Company is currently reviewing various strategies with respect to S.T. Pipeline, Inc., which could include the sale of S.T. Pipeline, Inc. or a liquidation of S.T. Pipeline, Inc.’s assets.  The Company is continuing to develop a plan for the disposition of S.T. Pipeline, Inc. and has not committed to a specific plan as of December 31, 2012.

The operating results for S.T. Pipeline, Inc. for the three months ended December 31, 2012 and 2011 are as follows:

	Three Months ended	Three Months ended
	December 31, 2012	December 31, 2011
	(In Millions)	(In Millions)

Sales	$1.49	$24.42
Cost of Revenues	2.29	21.38
Gross Profit (Loss)	(0.80)	3.04
Selling & Adm.	0.36	0.59
Income (loss) from operations	(1.16)	2.45
Other income	0.21	0.01
Income (loss) before tax	(0.95)	2.46
Income tax expense (benefit)	0.30	1.00
Net income (loss)	$(0.65)	$1.46

The following table shows the components of asset and liabilities that are classified as discontinued operations in the Company’s consolidated balances sheets for quarter ended December 31, 2012 and year ended September 30, 2012 (in Thousands).

	December 31,	September 30,
	2012	2012
Accounts receivable, net	$2,502	$2,853
Costs in excess of billings	-	403
Retainages receivable	365	764
Deferred tax asset	2,715	2,440
Prepaid and other current assets	414	1,348
Assets of discontinued operations-current	5,996	7,808
Property, plant, and equipment, net	5,950	6,477
Total assets of discontinued operations	11,946	14,285

Accounts payable	1,578	1,745
Billings in excess of Cost	229	63
Accrued expenses and other current liabilities	95	341
Liabilities of discontinued operations-current	1,902	2,149
Liabilities of discontinued operations-long term	2,573	2,601
Total liabilities of discontinued operations	4,475	4,750
Net assets	$7,471	$9,535

6.  EARNINGS PER SHARE

The amounts used to compute the earnings per share for the three months ended December 31, 2012 and 2011 are summarized below.

	Three Months Ended
	December 31,

	2012	2011

Loss from continuing operations	$(113,768)	$(322,988)

Weighted average shares outstanding	14,458,836	14,446,836

Earnings per share from continuing operations	$(0.008)	$(0.022)

Net Income (Loss) from discontinued operations	$(646,442)	$1,456,410

Weighted average shares outstanding basic	14,458,836	14,446,836

Earnings per share from discontinued operations	$(0.045)	$0.100

Net Income (Loss)	$(760,210)	$1,133,422

Earnings per share	$(0.053)	$0.078

As of the three month period ended December 31, 2012 and 2011, there are no options or warrants having a dilutive effect on the Company’s earnings per share calculation.

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

During the fourth quarter of 2012, the Company delisted from the New York Stock Exchange.  The Company’s common stock now trades in the Over-the-Counter market under the symbol “ESOA”.

On November 28, 2012, the Company entered into a Forbearance Agreement with our lenders related to our revolving line of credit and term debt.  The Forbearance Agreement, among other things, requires that the Company close the S. T. Pipeline subsidiary and dispose of its assets.  The Company is also required to prepare recommendations relating to the on-going operations of Nitro Electric Company, Inc, C.J. Hughes Construction Company, and Contractors Rental Corporation, including refinancing, sale or liquidation of the companies.  Under the terms of the Forbearance Agreement the Company cannot make additional draws on the revolving line of credit.  Although we can request the establishment of a forbearance line of credit, the lenders are under no obligation to approve it.  The limitations on our working capital could have a severe impact on our ability to obtain and perform additional work.  The Forbearance Agreement may be terminated upon certain events but in any case on May 31, 2013.  See “Risk Factors” and Note 10 of the Consolidated Financial Statements in the Company’s September 30, 2012 10-K for more information.

In connection with their audit of our 2012 financial statements, Arnett Foster Toothman PLLC, our independent public auditing firm, expressed substantial doubt about the ability of the Company to continue as a “going concern”.  The financial difficulties giving rise to Arnett Foster Toothman’s conclusion include the significant and sustained losses that the Company has incurred over recent years as well as our inability to secure loans and lines of credit to fund our business in a manner deemed adequate to conduct our business.  Although pursuant to the terms of the Forbearance Agreement, the Company is exploring all avenues to return to profitability, there can be no assurance that the Company will be able to successfully resolve the factors that gave rise to Arnett Foster Toothman’s decision to render its “going concern” opinion.

We have engaged a restructuring agent to aid us in the development of our restructuring plan, and intend to explore alternative financing options as well as the ability to raise equity capital.

Since the acquisitions, Energy Services has been engaged in one segment of operations, which is providing contracting services for energy related companies.   Currently, Energy Services primarily services the gas, oil and electrical industries.  For the gas industry, the Company is primarily engaged in the construction, replacement and repair of natural gas pipelines and storage facilities for utility companies and private natural gas companies.   Energy Services is involved in the construction of both interstate and intrastate pipelines, with an emphasis on the latter.  The Company is exploring options to remain active in the oil and gas industries with the discontinuance of S.T. Pipeline.  The Company believes there is opportunity within this industry given the current projections of pipelines being constructed.

For the oil industry, the Company provides a variety of services relating to pipeline, storage facilities and plant work.  For the electrical industry, the Company provides a full range of electrical installations and repairs including substation and switchyard services, site preparation, packaged buildings, transformers and other ancillary work with regards thereto.   Energy Services’ other services include liquid pipeline construction, pump station construction, production facility construction, water and sewer pipeline installations, various maintenance and repair services and other services related to pipeline construction.  The majority of the Company’s customers are located in West Virginia, Virginia, Ohio, Kentucky and Pennsylvania.  The Company builds, but does not own, natural gas pipelines for its customers that are part of both interstate and intrastate pipeline systems that move natural gas from producing regions to consumption regions as well as building and replacing gas line services to individual customers of the various utility companies.

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

First Quarter Overview

           The following is an overview for the three months ended December 31, 2012 and 2011.

	Three Months ended	Three Months ended
	December 31, 2012	December 31, 2011
	(In Millions)	(In Millions)
Continuing Operations
Sales	$27.18	$25.12
Cost of revenues	24.24	22.48
Gross profit	2.94	2.64
Selling & Adm.	2.55	2.69
Income from operations	0.39	(0.05)
Other expense	(0.19)	(0.49)
Income (loss) before income tax	0.20	(0.54)
Income tax expense (benefit)	0.32	(0.22)
Net loss from continuing operations	$(0.12)	$(0.32)

Discontinued Operations
Sales	$1.49	$24.43
Cost of revenues	2.29	21.39
Gross profit (loss)	(0.80)	3.04
Selling & Adm.	0.36	0.59
Income (loss) from operations	(1.16)	2.45
Other income	0.21	0.01
Income (loss) before income tax	(0.95)	2.46
Income tax expense	0.30	1.00
Net income (loss) from discontinued operations	$(0.65)	$1.46

The first quarter for the Company is typically a slower period for our business lines given the weather and climate.  The Company typically has the least amount of workable days during the first quarter as compared to the remaining quarters.

Quarter Ending December 31, 2012 and 2011 Comparison

            Revenues.  Total revenues decreased by $20.9 million or 42.1% to $28.7 million for the three months ended December 31, 2012 compared to the same period in 2011.   The decrease in revenue for the quarter reflects the discontinuation of ST Pipeline, Inc., which had revenue of $24.4 million for the three months ended December 31, 2011.   The revenue for continuing operations increased by $2.1 million, which is primarily attributable to customer scheduled outage work in December 2012.

            Cost of Revenues. Total costs of Revenues decreased by $17.3 million or 39.5% to $26.5 million for the three months ended December 31, 2012 compared to the same period ending in 2011.  The decrease in the cost of revenue reflects the discontinuation of ST Pipeline, Inc., which had costs of revenues of $21.4 million for the three months ended December 31, 2011.  The costs of revenues for continuing operations increased by $1.8 million, which is primarily attributable to customer scheduled outage work in December 2012.

Gross Profit.   Total gross profit decreased by $3.5 million or 62.3% to $2.1 million for the three months ended December 31, 2012 compared to the same period ending in 2011.  The decrease in gross profits reflects the discontinuation of S.T. Pipeline, Inc., which had gross profit of $3.0 million for the three months ended December 31, 2011.  Gross profit for continuing operations increased by $200,000 for the three months ended December 31, 2012 compared to the same period ending in 2011.

Selling and administrative expenses.  Total selling and administrative expenses decreased by $743,000 or 22.6% to $2.5 million for the three months ended December 31, 2012 compared to the same period ending in 2011.  This decrease was due in part to the discontinuation of ST Pipeline, Inc. which had $592,000 of selling and administrative expenses for the three month ended December 31, 2011 compared to $362,000 for the same period in 2012.  With respect to continuing operations, there was also a $550,000 reduction in selling and administrative expenses that resulted from combining the management of C.J. Hughes, Inc. and Contractors Rental, Inc.  The Company also incurred $363,000 in restructuring costs related to the consultant put in place under terms of the Forbearance Agreement.  The restructuring costs are expected to continue through at least May 31, 2013.

Interest Expense.  Interest expense decreased by $26,000 or 5.1% to $483,000 for the three months ended December 31, 2012 compared to the same period ending for 2011.

Net Income (Loss). The Company had a net loss of $760,000 for the three months ended December 31, 2012 compared to net income of $1.1 million for the same period ending in 2011.  The current period income includes non-recurring gains associated with the disposition of equipment for Nitro Electric, C.J. Hughes, and S.T. Pipeline.

As previously  disclosed the Company incurred substantial losses related to two major projects.  Below is the detail related to those losses.

	12,000 ft 6” replacement and 14,000 ft 12” replacement At Quarter Ended

	9/30/2011	12/31/2011	3/31/2012	6/30/2012	9/30/2012	12/31/2012
						Completed

Contract amount	$8,612,000	$8,612,000	$9,100,000	$9,377,720	$9,647,650	$9,653,550

Cost to date	3,212,060	7,566,120	11,699,590	14,047,950	14,606,290	14,650,160

Est. costs to complete	4,060,500	1,200,000	2,250,000	250,000	63,000	-

Est. costs at completion	7,272,560	8,766,120	13,949,590	14,297,950	14,669,290	14,650,160

Est. profit (loss)	$1,339,440	$(154,120)	$(4,849,590)	$(4,920,230)	$(5,021,640)	$(4,996,610)

Percent complete	44.2%	86.3%	83.9%	98.3%	99.6%	100%

	For Quarter Ended

	9/30/2011	12/31/2011	3/31/2012	6/30/2012	9/30/2012	12/31/2012
						Completed

Earned revenue	$3,803,648	$3,608,351	$(562,000)	$2,277,720	$456,930	$68,900

Costs of revenue	3,212,060	4,354,060	4,133,470	2,348,360	558,340	43,870

Gross profit (loss)	$591,588	$(745,709)	$(4,695,470)	$(70,640)	$(101,410)	$25,030

This was a unit price project for the replacement of approximately 12,000 feet of six inch pipe and 14,000 feet of twelve inch pipe in McDowell County, West Virginia.  The project began during the fourth quarter of fiscal year 2011 and was completed during the first quarter of fiscal year 2013.  The contract began with an estimated value of $ 8,612,000 and through contract additions and extra work increased by $ 1,041,550 to a final contract price of $ 9,653,550.  The project was billed every two weeks after actual quantities installed were agreed upon by a Company field supervisor and a customer inspector.

Earned revenue for each quarter was calculated using the percent complete method of revenue recognition.  Total costs to date were compared to total forecasted costs at completion as provided by the project’s management team.  The resulting percentage of costs completed was used to determine how much of the contract value to recognize as revenue.    When the estimated costs at completion moved the project to a loss position, the full amount of the expected loss was recorded in that quarter.

The Company recognized $ 592,000 of profit on the project for the quarter ended September 30, 2011.  However, the project began to experience difficulties in the quarter ended December 31, 2011 due to weather based project delays.  At this time, the Company recognized a $ 746,000 loss for the quarter, and a loss of $ 154,000 for the project to date.

The project experienced more than anticipated weather delays and a greater than anticipated amount of underground rock during the quarter ended March 31, 2012, at which time the Company recorded an additional $ 4.7 million loss.  The major components of costs overruns during this period were labor, benefits, and equipment rental, all of which were greatly impacted due to lost time and inefficient production caused by the factors mentioned above.  Union contracts negotiated with the various unions involved with the projects call for rain out and/or show up time to be paid even if work is stopped due to weather conditions.  Total labor and benefit costs for the quarter was $ 3.0 Million.  In addition to the impact on labor costs, weather conditions also extend the amount of time outside equipment rentals are required to complete the project.  Total outside equipment rental for the quarter was $ 560,000.

The project was completed during the first quarter of fiscal 2013 and finished with total revenue of $ 9,653,550, costs of $ 14,650,160 and a total project loss of $ 4,996,610. The Company does not anticipate any additional losses on this project.

	49,400 ft of 24” pipe

	At Quarter Ended

	12/31/2011	3/31/2012	6/30/2012	9/30/2012	12/31/2012
					Completed

Contract amount	$13,388,670	$18,946,437	$20,162,561	$21,174,380	$21,197,818

Cost to date	876,092	11,066,099	21,715,318	24,730,308	24,805,555

Est. costs to complete	11,977,031	7,673,385	926,944	25,000	-

Est. costs at completion	12,853,123	18,739,484	22,642,262	24,755,308	24,805,555

Est. profit (loss)	$535,547	$206,953	$(2,479,701)	$(3,580,928)	$(3,607,737)

Percent complete	6.8%	59.1%	95.9%	99.9%	100%

	For Quarter Ended

	12/31/2011	3/31/2012	6/30/2012	9/30/2012	12/31/2012
					Completed
Earned revenue	$912,596	$10,275,714	$8,047,307	$1,913,764	$48,438

Costs of revenue	876,092	10,190,007	10,649,219	3,014,990	75,247

Gross profit (loss)	$36,504	$85,707	$(2,601,912)	$(1,101,226)	$(26,809)

This was a unit price project for the replacement of approximately 49,400 feet of twenty four inch pipe in Wetzel County, West Virginia.  The project began during the first quarter of fiscal year 2012 and was completed during the first quarter of fiscal year 2013.  The contract began with an estimated value of $13,388,670 and through contract additions and extra work increased by $7,809,148 to a final contract price of $21,197,818.  The project was billed every two weeks after actual quantities installed were agreed upon by a Company field supervisor and a customer inspector.

Earned revenue for each quarter was calculated using the percent complete method of revenue recognition.  Total costs to date were compared to total forecasted costs at completion as provided by the project’s management team.  The resulting percentage of costs completed was used to determine how much of the contract value to recognize as revenue.    When the estimated costs at completion moved the project to a loss position, the full amount of the expected loss was recorded in that quarter.

The Company recognized $ 743,000 of profit on the project through the second quarter ended March 31, 2012.  However, the project began to experience difficulties in the quarter ended June 30, 2012 due to weather based project delays and inefficient production.  At this time, the Company recognized a $2.5 Million loss for the quarter, and a loss of $1.7 Million for the project to date.  It was during this quarter that the Company fell behind schedule on the project and made an attempt to make up for the lost and inefficient production by maintaining a higher labor force and outside equipment rentals than was originally estimated.  Major components of costs of revenues for the quarter were labor and burden of $7.1 Million and outside equipment rental of $935,000.

The Company recognized another $1.1 Million loss on the project during the quarter ended September 30, 2012.  Costs for the quarter exceeded the estimated costs to complete as of June 30, 2012 by $2.1 Million; however, the estimated contract amount increased by $1.0 Million.  Major costs components of costs for the quarter were labor and burden of $1.4 Million and outside equipment rentals of $500,000.

The project was completed during the quarter ended December 31, 2012 and finished with a total loss of $3.6 Million.  The Company does not anticipate any additional losses on this project.

             The Company is not engaged in any major projects at this time that losses are expected.

Comparison of Financial Condition

The Company had total assets at December 31, 2012 of $58.3 million, a decrease of $1.4 million from September 30, 2012.  Some of the primary components of the balance sheet were accounts receivable which totaled $21.3 million, an increase of $2.8 million from September 30, 2012.  This increase resulted from consistent revenue during the quarter and the completion of major projects causing retention to be billed and reclassed as accounts receivable.  Other major categories of assets at December 31, 2012 included cash of $3.5 million and fixed assets less accumulated depreciation of $17.5 million.  Liabilities totaled $52.6 million, a decrease of $700,000 from September 30, 2012.   This decrease was primarily due to a decrease in accounts payable and accrued expenses.

Stockholders’ Equity. Stockholders’ equity decreased from $6.4 million at September 30, 2012 to $5.7 million at December 31, 2012.  This decrease was due to the net loss of $760,000.   We have not paid any cash or stock dividends on our common stock, nor have we repurchased shares of our common stock.

Liquidity and Capital Resources

Cash Requirements

The Forbearance Agreement, among other things, does not allow for additional draws on our revolving line of credit.  We can apply for a separate forbearance line of credit, but approval by our lenders is at their discretion.  We prepare weekly cash forecasts for our own benefit and for submission to our lenders.  We anticipate that our current cash and the cash to be generated from collection of our receivables will be adequate for our cash needs for the second quarter of the Company’s fiscal year.  However, starting with the commencement of our more active work period in the spring, we will be limited in our ability to fund contract work.  We are currently working with a restructuring agent to determine the best course of action for the Company and its shareholders, including refinancing opportunities.  We are also exploring opportunities to raise equity capital.

Sources and Uses of Cash

           The net loss for the three months ended December 31, 2012 was $760,000, which includes depreciation expense of $1.4 million.   Contracts, other receivables, and prepaids provided $3.8 million while decreases in accounts payable and accrued expenses used $1.6 million.  Net cash provided by operating activities was $2.3 million for the three month period ended December 31, 2012.  Investing activities provided $692,000. Financing activities consumed $2.1 million.

As of December 31, 2012, we had $3.5 million in cash, a working capital deficiency of $2.8 million and long term debt, net of current maturities of $2.6 million.

Loan Covenants

The Company has established an eighteen million ($18,000,000) Line of Credit agreement with a regional bank.  The line of credit is subject to the terms of the Forbearance Agreement discussed above. Interest during the forbearance period is 6.5% which expires May 31, 2012.  Cash available under the line is calculated based on a percentage of the Company’s accounts receivable with certain exclusions.  Major items excluded from calculation are certain percentages of receivables from bonded jobs and retainage as well as items greater than one hundred twenty (120) days old.  At December 31, 2012 the Company had borrowed $17.5 million on the line of credit.

The debt covenants with respect to the Company’s current ratio and debt to tangible net worth have been waived under the Forbearance Agreement.  The Company is in compliance with the remaining debt covenants at December 31, 2012.

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

Letters of Credit

Certain customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors, vendors, etc. on various customer projects.  At December 31, 2012, the Company had one letter of credit outstanding in the amount of $953,340.

Performance Bonds

Some customers, particularly new ones or governmental agencies, require the Company to post bid bonds, performance bonds and payment bonds.  These bonds are obtained through insurance carriers and guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors.  If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the insurer make payments or provide services under the bond.  We must reimburse the insurer for any expenses or outlays it is required to make.  Effective October 19, 2012, the Company’s bonding company discontinued issuing the Company any new bonds until further notice.  The Company is actively searching for a new bonding company.  The ability to obtain bonding for future contracts is an important factor in the contracting industry with respect to the type and amount of contracts that can be bid.

Depending upon the size and conditions of a particular contract, we may be required to post letters of credit or other collateral in favor of the insurer.  Posting of these letters or other collateral will reduce our borrowing capabilities.  Historically, the Company has never had a payment made by an insurer under these circumstances and does not anticipate any claims in the foreseeable future.  At December 31, 2012, we had $25.2 million in performance bonds issued by the insurer outstanding.

Concentration of Credit Risk

In the ordinary course of business the company grants credit under normal payment terms, generally without collateral, to our customers, which include natural gas and oil companies, general contractors, and various commercial and industrial customers located within the United States.    Consequently, we are subject to potential credit risk related to business and economic factors that would affect these companies.  However, we generally have certain statutory lien rights with respect to services provided.  Under certain circumstances such as foreclosure, we may take title to the underlying assets in lieu of cash in settlement of receivables.  The Company had two customers that exceeded 10% of revenues for the three months ended December 31, 2012.  Those two customers accounted for 31% of revenues for the period.

Related Party Transactions

           Total long-term debt at December 31, 2012 was $2.6 million, of which $1.2 million was related party debt payable to a certain director by August 2014.

Inflation

Due to relatively low levels of inflation during the three months ended December 31, 2012 and 2011, inflation did not have a significant effect on our results.

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

Self Insurance.  The Company has its workers’ compensation, general liability and auto insurance through a captive insurance company.  While the Company believes that this arrangement has been very beneficial in reducing and stabilizing insurance costs the Company does have to maintain a restricted cash account to guarantee payments of premiums. That restricted account had a balance of $1.4 million as of December 31, 2012.  Should the captive experience severe losses over an extended period, it could have a detrimental effect on the Company.

Accounts Receivable and Provision for Doubtful Accounts .  The Company provides an allowance for doubtful accounts when collection of an account is considered doubtful.  Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates relating to, among others, our customer’s access to capital, our customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer.  While most of our customers are large well capitalized companies, should they experience material changes in their revenues and cash flows or incur other difficulties and not be able to pay the amounts owed, this could cause reduced cash flows and losses in excess of our current reserves.  At December 31, 2012, the management review deemed that the allowance for doubtful accounts was adequate.

Outlook

The following statements are based on current expectations.  These statements are forward looking, and actual results may differ materially.

Under the Forbearance Agreement the Company was required to close the operations of S.T. Pipeline during the first quarter and to sell S.T. Pipeline’s equipment by April 30, 2013.   All jobs being performed by S.T. Pipeline have been completed and the operations have been closed. The Company does not anticipate any residual effects from the contracts completed by S.T. Pipeline during the first quarter as all contract obligations have been met. The Company is expecting losses at S.T. Pipeline of approximately $110,000 per month until the sale of the equipment has occurred.  This would result in negative cash flows from S.T. Pipeline of approximately $110,000 per month.  The Company is currently negotiating with two auction houses to sell off the assets of S.T. Pipeline. The Company is also meeting with a potential buyer who is interested in possibly purchasing the S.T. Pipeline equipment. The Company is waiting for the results of that meeting before selecting an auction company. The Company expects the proceeds from the sale to be in the range of $10 million to $12 million.   If an auction is held, it will be in late April.  All net proceeds will go to the bank group to reduce the balance on the Company’s Line of Credit (LOC).  The current balance on our LOC is $17,512,803. The Company is also having discussions with investment banking groups relative to a capital raise or the marketing of Nitro Electric and C.J. Hughes.   At this point, no definitive plan has been established.  After the disposition of S.T. Pipeline’s assets, the Company will have a better perspective as to the likelihood of being able to operate Nitro Electric and C.J. Hughes. The funds provided from the sale of S.T. Pipeline’s assets should reduce the outstanding balance of the Line of Credit to $5.5 million to $7.5 million based on the Company’s current projection. With a reduced debt balance, the Company is hopeful that an equity investment can be obtained from a third party and the Forbearance Agreement can be extended.

Currently, the Company is working with the bank group on extending the Forbearance Agreement to allow more time to work through these very challenging times.  No agreement on an extension has been reached.   Under the terms of the current Forbearance Agreement, the Company is very restricted on its operating plans.  The Forbearance Agreement currently expires on May 31, 2013.  In its current state, the agreement requires the Company to sell, refinance or liquidate both Nitro Electric and CJ Hughes no later than May 31, 2013. The sale or liquidation of these companies is expected to provide enough capital to pay the secured creditors with little left for the unsecured and shareholders.  The Company is working to raise capital and/ or refinance its debt which the Company feels is the best option for all concerned.

Prior to the general economic crisis that severely impacted demand in 2009, our customers were experiencing high demands for their products, particularly natural gas.  Currently, the Company is seeing the increased demand for our services and accordingly, the Company would expect to see projected spending for our customers on their transmission and distribution systems increasing dramatically over the next few years.  However, with the current uncertainty in the economy the demand for the customer’s project could wane and also their ability to fund planned projects could be reduced.  The Company’s backlog at December 31, 2012 was $48.3 million and while adding additional business projects appears likely, no assurances can be given that the Company will be successful in bidding on projects that become available.  Moreover, even if the Company obtains contracts, there can be no guarantee that the projects will go forward if the current economic instability continues.

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

There has been no change in Energy Services of America Corporation’s internal control over financial reporting during Energy Services of America Corporation’s first quarter of fiscal year 2013 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

Please see the information disclosed in the “Risk Factors” section of our Form 10-K as filed with the Securities and Exchange Commission on December 28, 2012, and which is incorporated herein by reference.   There have been no changes to the risk factors since the filing of the Annual Report on Form 10-K.

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

ENERGY SERVICES OF AMERICA CORPORATION

Date: February 14, 2013	By:	/s/ Douglas V. Reynolds
Douglas V. Reynolds
Chief Executive Officer

Date: February 14, 2013	By:	/ s/ Larry A. Blount
Larry A. Blount
Chief Financial Officer