Form 10-Q
period 2013-03-31
Energy Services of America CORP
filed 2013-05-10
CIK 1357971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

As of May 10, 2013 there were issued and outstanding 14,458,836 shares of the Registrant’s Common Stock.

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
Assets	2013	2012
	(Unaudited)
Current Assets
Cash and cash equivalents	$5,857,984	$1,398,301
Accounts receivable-trade	9,071,070	15,632,300
Allowance for doubtful accounts	(240,071)	(240,071)
Retainages receivable	1,014,447	1,713,702
Other receivables	484,424	277,933
Costs and estimated earnings in excess of billings on uncompleted contracts	9,645,515	10,856,769
Deferred tax asset	478,912	1,250,154
Prepaid expenses and other	3,676,825	2,005,233
Assets of discontinued operations	3,666,543	7,808,451
Total Current Assets	33,655,649	40,702,772

Property, plant and equipment, at cost	28,369,154	29,060,709
less accumulated depreciation	(17,648,222)	(16,485,112)
Assets of discontinued operations, net	5,815,519	6,477,380
	16,536,451	19,052,977
Total Assets	$50,192,100	$59,755,749

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$8,957,242	$10,118,907
Lines of credit and short term borrowings	18,594,698	18,516,276
Accounts payable	2,858,850	8,171,650
Accrued expenses and other current liabilities	3,509,136	3,177,481
Billings in excess of costs and estimated earnings on uncompleted contracts	1,486,670	1,305,559
Liabilities of discontinued operations	1,459,754	2,149,435
Total Current Liabilities	36,866,350	43,439,308

Long-term debt, less current maturities	1,300,867	1,623,771
Long-term debt, payable to shareholder	1,223,325	1,223,325
Deferred income taxes payable	3,632,394	4,426,751
Liabilities of discontinued operations	2,668,029	2,601,229
Total Liabilities	45,690,965	53,314,384

Stockholders’ equity

Preferred stock, $.0001 par value
Authorized 1,000,000 shares, none issued	-	-
Common stock, $.0001 par value
Authorized 50,000,000 shares
Issued and outstanding 14,458,836
shares	1,446	1,446

Additional paid in capital	56,126,639	56,107,650
Retained earnings (deficit)	(51,626,950)	(49,667,731)

Total Stockholders’ equity	4,501,135	6,441,365

Total liabilities and stockholders’ equity	$50,192,100	$59,755,749

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2013	2012	2013	2012

Revenue	$24,694,165	$26,607,948	$51,872,676	$51,732,426

Cost of revenues	22,815,614	25,146,637	47,052,084	47,627,014

Gross profit	1,878,551	1,461,311	4,820,592	4,105,412

Selling and administrative expenses	2,033,330	2,471,146	4,582,679	5,166,031
Income (loss) from operations	(154,779)	(1,009,835)	237,913	(1,060,619)

Other income (expense)
Interest income	719	2,362	719	2,362
Other nonoperating income (expense)	(19,605)	2,083	(17,007)	2,400
Interest expense	(471,765)	(449,398)	(955,142)	(956,136)
Gain on sale of equipment	-	6,636	294,251	21,521
	(490,651)	(438,317)	(677,179)	(929,853)

Loss from continuing operations before income taxes	(645,430)	(1,448,152)	(439,266)	(1,990,472)

Income tax benefit	(343,047)	(568,945)	(23,115)	(788,277)

Loss from continuing operations	(302,383)	(879,207)	(416,151)	(1,202,195)

Loss from discontinued operations
net of tax expense	(896,626)	(3,036,306)	(1,543,068)	(1,579,896)

Net loss	$(1,199,009)	$(3,915,513)	$(1,959,219)	$(2,782,091)

Weighted average shares outstanding-basic	14,458,836	14,446,836	14,458,836	14,446,836

Loss per share from continuing operations	$(0.021)	$(0.061)	$(0.029)	$(0.083)

Loss per share	$(0.083)	$(0.271)	$(0.136)	$(0.193)

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended	Six Months Ended
	March 31,	March 31,
	2013	2012

Cash flows from operating activities:

Net loss	$(1,959,219)	$(2,782,091)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation expense	2,356,078	2,924,657
Provision for bad debts	300,000	-
Gain on sale/disposal of equipment	(513,719)	(41,979)
Provision for deferred taxes	43,945	(1,495,440)
Share-based compensation expense	18,989	35,868
Decrease in contracts receivable	8,835,464	2,083,246
Decrease in retainage receivable	1,172,768	3,331,441
Increase in other receivables	(166,555)	(22,761)
Decrease in cost and estimated earnings in excess of billings on uncompleted contracts	1,614,739	2,042,888
Increase in prepaid expenses	(1,654,035)	(1,238,535)
Decrease in accounts payable	(5,702,758)	(580,247)
Increase in accrued expenses	94,932	1,452,268
Increase in billings in excess of cost and estimated earnings on uncompleted contracts	118,111	204,261
Net cash provided by operating activities	4,558,740	5,913,576

Cash flows from investing activities:
Investment in property & equipment	(140,757)	(641,236)
Proceeds from sales of property and equipment	841,324	183,594
Net cash provided by (used in) investing activities	700,567	(457,642)

Cash flows from financing activities:
Repayment of loans from shareholders	-	(800,000)
Borrowings on lines of credit and short term debt, net of (repayments)	78,422	(284,480)
Principal payments on long term debt	(1,510,969)	(2,747,725)
Net cash used in financing activities	(1,432,547)	(3,832,205)

Increase in cash and cash equivalents	3,826,760	1,623,729
Cash beginning of period	2,661,721	2,965,296
Cash end of period	$6,488,481	$4,589,025

Supplemental schedule of noncash investing and financing activities:
Purchases of property & equipment under financing agreements	$26,400	$294,361
Insurance premiums financed	$2,784,193	$2,867,738

Supplemental disclosures of cash flows information:

Cash paid during the year for:
Interest	$927,192	$912,851
Insurance premiums	$1,775,083	$788,609

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the six months ended March 31, 2013 and 2012
Unaudited

					Total
	Common Stock		Additional Paid	Retained	Stockholders’
	Shares	Amount	in Capital	Earnings (Deficit)	Equity

Balance at September 30, 2011	14,446,836	$1,445	$56,059,825	$(1,145,554)	$54,915,716

Share-based compensation expense	-	-	35,868	-	35,868

Net loss	-	-	-	(2,782,091)	(2,782,091)

Balance at March 31, 2012	14,446,836	$1,445	$56,095,693	$(3,927,645)	$52,169,493

Balance at September 30, 2012	14,458,836	$1,446	$56,107,650	$(49,667,731)	$6,441,365

Share-based compensation expense	-	-	18,989	-	18,989

Net loss	-	-	-	(1,959,219)	(1,959,219)

Balance at March 31, 2013	14,458,836	$1,446	$56,126,639	$(51,626,950)	$4,501,135

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS AND ORGANIZATION:

Energy Services of America Corporation, formerly known as Energy Services Acquisition Corp., (the Company) was incorporated in Delaware on March 31, 2006 as a blank check company whose objective was to acquire an operating business or businesses.  On September 6, 2006, the Company sold 8,600,000 units in a public offering at a price of $6.00 per unit.  Each unit consisted of one share of the Company’s common stock and two common stock purchase warrants for the purchase of a share of common stock at $5.00.  The warrants could not be exercised until the later of the completion of the business acquisition or one year from issue date.   The Company operated as a blank check company until August 15, 2008.  On that date, the Company acquired S.T. Pipeline, Inc. and C.J. Hughes Construction Company, Inc. with proceeds from the Company’s Initial Public Offering.  S. T. Pipeline and C. J Hughes have operated as wholly owned subsidiaries of the Company.

S.T. Pipeline, Inc. (S.T) was incorporated in May 1990 under the laws of the State of West Virginia.  S.T. engages in the construction of natural gas pipelines for utility companies in various states, mostly in the mid-Atlantic area of the country.  S.T.’s contracts are primarily fixed price contracts with some cost-plus service work performed as requested.  All of the Company’s production personnel are union members of  various related construction trade unions and are subject to collective bargaining agreements that expire at varying time intervals.   On December 18, 2012, the Company committed to the closing and subsequent disposition of the assets of S.T. Pipeline under the terms of a Forbearance Agreement and the Company’s restructuring plan. A liquidation sale of the assets of S.T. Pipeline is expected to occur during the third fiscal quarter. The Forbearance Agreement, which was originally set to expire on May 31, 2013, was extended to May 31, 2014.  Please see the Company’s May 6, 2013 8-K filing for further information.  The financial position and results of operations of S.T. Pipeline, Inc. have been presented as discontinued operations in the accompanying financial statements for all presented periods.

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the years ended September 30, 2012 and 2011 included in the Company’s Form 10-K filed December 28, 2012.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to interim financial reporting rules and regulations of the SEC.  The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations.  The operating results for the three and six month periods ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

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

2. UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts as of March 31, 2013 and September 30, 2012 are summarized as follows:

	March 31, 2013	September 30, 2012

Costs incurred on contracts in progress	$139,654,283	$177,189,987
Estimated earnings, net of estimated losses	11,474,203	10,229,134
	151,128,486	187,419,121

Less: Billings to date	142,969,641	177,867,911
	$8,158,845	$9,551,210

Costs and estimated earnings in excess of billings on uncompleted contracts	$9,645,515	$10,856,769
Less: Billings in excess of costs and estimated earnings on uncompleted Contracts	1,486,670	1,305,559
	$8,158,845	$9,551,210

Backlog at March 31, 2013 and September 30, 2012 was $54.9 million and $57.4 million respectively.

3.  CLAIMS

The Company reported $2.5 million of claim revenue for the period ended September 30, 2012.  This claim was a result of a combination of customer-caused delays, errors in specification and designs, and disputed or unapproved contract change orders.  Revenue from these claims was recorded only to the extent contract costs relating to the claim have been incurred and adjusted to reflect the probable amounts the Company anticipates to collect.

At March 31, 2013 the Company is seeking an arbitration proceeding to resolve the collection of the remaining amount.  Claims receivable is a component of cost and estimated earnings in excess of billing.  The Company considers collection of these claims highly probable.

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

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed-rate debt to unrelated parties was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates for bank loans with similar terms and maturities.  The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $10.3 million at March 31, 2013 was $10.3 million.

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

The Company has also evaluated the fair value of S.T. Pipeline’s assets at March 31, 2013 and believes the fair value of the assets exceed book value.  The Company has received an appraisal of S.T. Pipeline’s assets from two vendors and adjusted each appraisal for the costs to sell the assets, which did not result in any impairment.

5.  DISCONTINUED OPERATIONS

Due to organizational changes and operating losses incurred in fiscal year 2012, the Company has decided to discontinue the operations of the wholly owned subsidiary S.T. Pipeline, Inc.  The Company has signed a contract with an auction house to sell off the assets of S.T. Pipeline on May 14, 2013.  The Company expects the proceeds from the sale to be in the range of $8.0 million to $10.0 million.   All net proceeds will go to the bank group to reduce the balance on the Company’s Line of Credit (LOC).

The operating results for S.T. Pipeline, Inc. for the three and six months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended		Six Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
	(In Millions)	(In Millions)	(In Millions)	(In Millions)

Sales	$0.30	$10.50	$1.80	$34.93
Cost of Revenues	0.39	14.71	2.68	36.09
Gross loss	(0.09)	(4.21)	(0.88)	(1.16)
Selling & Adm.	0.45	0.58	0.81	1.17
Loss from operations	(0.54)	(4.79)	(1.69)	(2.33)
Other income	0.01	0.02	0.22	0.02
Loss before tax	(0.53)	(4.77)	(1.47)	(2.31)
Income tax expense (benefit)	0.37	(1.73)	0.07	(0.73)
Net loss	$(0.90)	$(3.04)	$(1.54)	$(1.58)

The following table shows the components of asset and liabilities that are classified as discontinued operations in the Company’s consolidated balances sheets for quarter ended March 31, 2013 and year ended September 30, 2012 (in Thousands).

	March 31,	September 30,
	2013	2012
Accounts receivable, net	$279	$2,853
Costs in excess of billings	-	403
Retainages receivable	291	764
Deferred tax asset	2,440	2,440
Prepaid and other current assets	657	1,348
Assets of discontinued operations-current	3,667	7,808
Property, plant, and equipment, net	5,816	6,477
Total assets of discontinued operations	9,483	14,285

Accounts payable	1,355	1,745
Billings in excess of cost	-	63
Accrued expenses and other current liabilities	104	341
Liabilities of discontinued operations-current	1,459	2,149
Liabilities of discontinued operations-long term	2,668	2,601
Total liabilities of discontinued operations	4,127	4,750

Net assets	$5,356	$9,535

6.  EARNINGS PER SHARE

The amounts used to compute the earnings per share for the three and six months ended March 31, 2013 and 2012 are summarized below.

	Three Months Ended March 31,		Six Months Ended March 31,

	2013	2012	2013	2012

Loss from continuing operations	$(302,383)	$(879,207)	$(416,151)	$(1,202,195)

Weighted average shares outstanding	14,458,836	14,446,836	14,458,836	14,446,836

Loss per share from continuing operations	$(0.021)	$(0.061)	$(0.029)	$(0.083)

Net Loss from discontinued operations	$(896,626)	$(3,036,306)	$(1,543,068)	$(1,579,896)

Weighted average shares outstanding basic	14,458,836	14,446,836	14,458,836	14,446,836

Loss per share from discontinued operations	$(0.062)	$(0.210)	$(0.107)	$(0.109)

Net Loss	$(1,199,009)	$(3,915,513)	$(1,959,219)	$(2,782,091)

Loss per share	$(0.083)	$(0.271)	$(0.136)	$(0.193)

As of the six month period ended March 31, 2013 and 2012, there are no options or warrants having a dilutive effect on the Company’s earnings per share calculation.

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

On November 28, 2012, the Company entered into a Forbearance Agreement with our lenders related to our revolving line of credit and term debt.  The Forbearance Agreement, among other things, required that the Company close the S. T. Pipeline subsidiary and dispose of its assets.  The Company is also required to prepare recommendations relating to the on-going operations of Nitro Electric Company, Inc, C.J. Hughes Construction Company, and Contractors Rental Corporation, including refinancing, sale or liquidation of the companies.  Under the terms of the Forbearance Agreement the Company cannot make additional draws on the revolving line of credit.  Although the Company can request the establishment of a forbearance line of credit, the lenders are under no obligation to approve it.  The limitations on our working capital could have a severe impact on our ability to obtain and perform additional work.  The Forbearance Agreement, which may be terminated upon certain events, was originally set to expire on May 31, 2013, but was extended to May 31, 2014.  Please see the Company’s May 6, 2013 Form 8-K filing for further information.

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

The Company has engaged a restructuring agent to aid in the development of a restructuring plan, and intends to explore alternative financing options as well as the ability to raise equity capital.

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

Second Quarter Overview

The following is an overview for the three and six months ended March 31, 2013.

	Three Months ended	Six Months ended
	March 31, 2013	March 31, 2013
	(In Millions)	(In Millions)

Continuing Operations
Sales	$24.69	$51.87
Cost of revenues	22.81	47.05
Gross profit	1.88	4.82
Selling & Adm.	2.03	4.58
Loss from operations	(0.15)	0.24
Other expense	(0.49)	(0.68)
Loss before income tax	(0.64)	(0.44)
Income tax benefit	(0.34)	(0.02)
Net loss from continuing operations	$(0.30)	$(0.42)

Discontinued Operations
Sales	$0.30	$1.80
Cost of revenues	0.39	2.68
Gross loss	(0.09)	(0.88)
Selling & Adm.	0.45	0.81
Loss from operations	(0.54)	(1.69)
Other income	0.01	0.22
Loss before income tax	(0.53)	(1.47)
Income tax expense	0.37	0.07
Loss from discontinued operations	$(0.90)	$(1.54)

The second quarter for the Company is typically a slower period for our business lines given the weather and climate.  The weather normally does not allow as many workable days as the third and fourth quarters.

Quarter Ending March 31, 2013 and 2012 Comparison

            Revenues.  Total revenues of continuing operations decreased by $1.9 million or 7.2% to $24.7 million for the three months ended March 31, 2013 and increased $140,000 or 0.3% to $51.9 million for the six months ended March 31, 2013 compared to the same period in 2012.   The revenue for discontinued operations decreased by $10.2 million to $304,000 for the three months ended March 31, 2013 and decreased $33.1 million to $1.8 million for the six months ended March 31, 2013 compared to the same period in 2012.

            Cost of Revenues. Total costs of revenues of continuing operations decreased by $2.3 million or 9.3% to $22.8 million for the three months ended March 31, 2013 and decreased $575,000 or 1.2% to $47.1 million for the six months ended March 31, 2013 compared to the same period in 2012.   The costs of revenues for discontinued operations decreased by $14.3 million to $390,000 for the three months ended March 31, 2013 and decreased $33.4 million to $2.7 million for the six months ended March 31, 2013 compared to the same period in 2012.

Gross Profit.   Total gross profit of continuing operations increased by $417,000 or 28.6% to $1.9 million for the three months ended March 31, 2013 and increased $715,000 or 17.4% to $4.8 million for the six months ended March 31, 2013 compared to the same period in 2012.   The gross loss for discontinued operations increased by $278,000 to a gross loss of $885,000 for the three months ended March 31, 2013 and decreased $4.1 million to a gross loss of $86,000 for the six months ended March 31, 2013 compared to the same period in 2012.

Selling and administrative expenses.  Total selling and administrative expenses of continuing operations decreased by $438,000 or 17.7% to $2.0 million for the three months ended March 31, 2013 and decreased $583,000 for the six months ended March 31, 2013 compared to the same period ending in 2012.  The selling and administrative expenses of discontinued operations decreased by $358,000 to $811,000 for the three months ended March 31, 2013 and decreased $123,000 to $453,000 for the six months ended March 31, 2013 compared to the same period ending in 2012.

With respect to continuing operations, there was a $1.1 million reduction in selling and administrative expenses for the six months ended March 31, 2013 that resulted from combining the management of C.J. Hughes, Inc. and Contractors Rental, Inc.  The Company also incurred $531,000 in restructuring costs related to the consultant put in place under terms of the Forbearance Agreement for the six months ended March 31, 2013.  The restructuring costs are expected to continue through at least May 31, 2014.

Interest Expense.  Interest expense from continuing operations increased by $22,000 or 5.0% to $472,000 for the three months ended March 31, 2013 compared to the same period ending for 2012.

Net Income (Loss). The Company had a net loss of $302,000 from continuing operations for the three months ended March 31, 2013 compared to a net loss of $879,000 for the same period ending in 2012.  The Company had a net loss of $897,000 from discontinued operations for the three months ended March 31, 2013 compared to a net loss of $3.0 million for the same period ending in 2012.

As previously disclosed, the Company incurred substantial losses in 2012 related to two major projects.  Below is the detail related to those losses.

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

Comparison of Financial Condition

The Company had total assets at March 31, 2013 of $50.2 million, a decrease of $9.6 million from September 30, 2012.  Some of the primary components of the balance sheet were accounts receivable which totaled $9.1 million, a decrease of $6.6 million from September 30, 2012.  Other major categories of assets at March 31, 2013 included cash of $5.9 million and fixed assets less accumulated depreciation of $16.5 million.  Liabilities totaled $45.7 million, a decrease of $7.6 million from September 30, 2012.   This decrease was primarily due to a decrease in accounts payable.

Stockholders’ Equity. Stockholders’ equity decreased from $6.4 million at September 30, 2012 to $4.5 million at March 31, 2013.  This decrease was primarily due to the net loss of $2.0 million.   We have not paid any cash or stock dividends on our common stock, nor have we repurchased shares of our common stock.

Liquidity and Capital Resources

Cash Requirements

The Forbearance Agreement, among other things, does not allow for additional draws on our revolving line of credit.  We can apply for a separate forbearance line of credit, but approval by our lenders is at their discretion.  We prepare weekly cash forecasts for our own benefit and for submission to our lenders.  During the third and fourth quarters, the Company anticipates it will be limited in its ability to fund additional work not currently under contract.  The Company is currently working with a restructuring agent to determine the best course of action for the Company and its shareholders, including refinancing opportunities.  The Company is also exploring opportunities to raise equity capital.

Sources and Uses of Cash

           The net loss for the six months ended March 31, 2013 was $2.0 million, which includes depreciation expense of $2.4 million.   Contracts, other receivables, and prepaids provided $9.9 million while decreases in accounts payable and accrued expenses used $5.6 million.  Net cash provided by operating activities was $4.6 million for the six month period ended March 31, 2013.  Investing activities provided $701,000. Financing activities consumed $1.4 million.

As of March 31, 2013, the Company had $6.5 million in cash, a working capital deficiency of $3.2 million and long term debt, net of current maturities of $2.5 million.

Loan Covenants

The Company has established an eighteen million ($18,000,000) Line of Credit agreement with a regional bank.  The line of credit is subject to the terms of the Forbearance Agreement discussed above. Interest during the forbearance period is 6.5%, which expires May 31, 2013.  Cash available under the line is calculated based on a percentage of the Company’s accounts receivable with certain exclusions.  Major items excluded from calculation are certain percentages of receivables from bonded jobs and retainage as well as items greater than one hundred twenty (120) days old.  At March 31, 2013 the Company had borrowed $17.1 million on the line of credit.

The debt covenants with respect to the Company’s current ratio and debt to tangible net worth have been waived under the Forbearance Agreement.  The Company is in compliance with the remaining debt covenants at March 31, 2013.

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

Leases

Our work often requires us to lease various facilities, equipment and vehicles.  These leases usually are short term in nature, one year or less though at times we may enter into longer term leases when warranted.  By leasing equipment, vehicles and facilities, we are able to reduce our capital outlay requirements for equipment vehicles and facilities that we may only need for short periods of time.  The Company currently rents two pieces of real estate from stockholders-directors of the Company under long-term lease agreements.  The agreement calls for monthly rental payments of $5,000 and extends through August 15, 2014.  The second agreement is for the Company’s headquarter offices and is rented from a corporation in which two of the Company’s directors are shareholders.  The agreement began November 1, 2008 and runs through October 2013 with options to renew.  This agreement calls for a monthly rental of $7,500 per month.  The Company also rents office and shop space from other independent lessors.  The office space rental is $6,000 per month and extends to March 2014.  The shop rental is $5,800 monthly and extends to May 2014.

Letters of Credit

Certain customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors, vendors, etc. on various customer projects.  At March 31, 2013, the Company had one letter of credit outstanding in the amount of $953,340.

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

Depending upon the size and conditions of a particular contract, we may be required to post letters of credit or other collateral in favor of the insurer.  Posting of these letters or other collateral will reduce our borrowing capabilities.  Historically, the Company has never had a payment made by an insurer under these circumstances and does not anticipate any claims in the foreseeable future.  At March 31, 2013, the Company had $23.7 million in performance bonds issued by the insurer outstanding.

Concentration of Credit Risk

In the ordinary course of business the company grants credit under normal payment terms, generally without collateral, to our customers, which include natural gas and oil companies, general contractors, and various commercial and industrial customers located within the United States.    Consequently, we are subject to potential credit risk related to business and economic factors that would affect these companies.  However, we generally have certain statutory lien rights with respect to services provided.  Under certain circumstances such as foreclosure, we may take title to the underlying assets in lieu of cash in settlement of receivables.  The Company had two customers that exceeded 10% of revenues for the six months ended March 31, 2013.  Those two customers accounted for 28.0% of revenues for the period.

Related Party Transactions

           Total long-term debt at March 31, 2013 was $2.5 million, of which $1.2 million was related party debt payable to a certain director by August 2014.

Inflation

Due to relatively low levels of inflation during the six months ended March 31, 2013 and 2012, inflation did not have a significant effect on our results.

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

Self Insurance.  The Company has its workers’ compensation, general liability and auto insurance through a captive insurance company.  While the Company believes that this arrangement has been very beneficial in reducing and stabilizing insurance costs the Company does have to maintain a restricted cash account to guarantee payments of premiums. That restricted account had a balance of $1.4 million as of March 31, 2013.  Should the captive experience severe losses over an extended period, it could have a detrimental effect on the Company.

Accounts Receivable and Provision for Doubtful Accounts .  The Company provides an allowance for doubtful accounts when collection of an account is considered doubtful.  Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates relating to, among others, our customer’s access to capital, our customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer.  While most of our customers are large well capitalized companies, should they experience material changes in their revenues and cash flows or incur other difficulties and not be able to pay the amounts owed, this could cause reduced cash flows and losses in excess of our current reserves.  At March 31, 2013, the management review deemed that the allowance for doubtful accounts was adequate.

Outlook

The following statements are based on current expectations.  These statements are forward looking, and actual results may differ materially.

        The Company has reached an agreement with its lender to extend the Forbearance Agreement to May 31, 2014.  The agreement requires the Company to consummate the issuance of Preferred Stock in an amount not less than $6 million by May 31, 2013.  One million dollars of which would be paid toward the principle reduction of outstanding debt.  The agreement also requires the Company to sell, refinance, or liquidate both Nitro Electric and C.J. Hughes no later than May 31, 2014 and begin the sale S.T. Pipeline’s equipment on or before May 14, 2013.  Please see the Company’s May 6, 2013 Form 8-K filing for further details.

All jobs being performed by S.T. Pipeline have been completed and the operations have been closed.  The Company does not anticipate any residual effects from the contracts completed by S.T. Pipeline during the first and second quarter as all contract obligations have been met.  The Company is expecting losses at S.T. Pipeline of approximately $110,000 per month until the sale of equipment has occurred.  This would result in negative cash flows from S.T. Pipeline of approximately $110,000 per month.

The Company has signed a contract with an auction house to sell off S.T. Pipeline’s equipment on May 14, 2013.  The Company expects the proceeds from the sale to be in the range of $8.0 million to $10.0 million.  All net proceeds will go to the bank group to reduce the balance of the Company’s Line of Credit (LOC) and Term Note based on a prorated amount of the outstanding principal balance for each.  The balance of the LOC and Term note were $16,512,063 and $7,996,394, respectively, at the time of the execution of the Forbearance Agreement extension.  The funds provided by the sale should reduce the total outstanding debt balance to $14.5 million to $16.5 million based on the Company’s current projection.

The Company is also having discussions with investment banking groups relative to a capital raise or the marketing of Nitro Electric and C.J. Hughes, but no definitive plan has been established.  After the disposition of S.T. Pipeline’s assets, the Company will have better perspective as to the likelihood of being able to operate Nitro Electric and C.J. Hughes.

Prior to the general economic crisis that severely impacted demand in 2009, our customers were experiencing high demands for their products, particularly natural gas.  Currently, the Company is seeing the increased demand for our services and accordingly, the Company would expect to see projected spending for our customers on their transmission and distribution systems increasing dramatically over the next few years.  However, with the current uncertainty in the economy the demand for the customer’s project could wane and also their ability to fund planned projects could be reduced.  The Company’s backlog at March 31, 2013 was $54.9 million and while adding additional business projects appears likely, no assurances can be given that the Company will be successful in bidding on projects that become available.  Moreover, even if the Company obtains contracts, there can be no guarantee that the projects will go forward if the current economic instability continues.

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

There has been no change in Energy Services of America Corporation’s internal control over financial reporting during Energy Services of America Corporation’s second quarter of fiscal year 2013 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

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

ENERGY SERVICES OF AMERICA CORPORATION

Date: May 10, 2013	By:	/s/	Douglas V. Reynolds
Douglas V. Reynolds
Chief Executive Officer

Date: May 10, 2013	By:	/s/	Larry A. Blount
Larry A. Blount
Chief Financial Officer