Form 10-Q
period 2013-06-30
Energy Services of America CORP
filed 2013-08-13
CIK 1357971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

As of August 13, 2013 there were issued and outstanding 14,458,836 shares of the Registrant’s Common Stock.

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
Assets	2013	2012
	(Unaudited)
Current Assets
Cash and cash equivalents	$1,475,894	$1,398,301
Accounts receivable-trade	16,450,972	15,632,300
Allowance for doubtful accounts	(239,568)	(240,071)
Retainages receivable	2,198,437	1,713,702
Other receivables	271,593	277,933
Costs and estimated earnings in excess of billings on uncompleted contracts	7,780,172	10,856,769
Deferred tax asset	501,709	1,250,154
Prepaid expenses and other	2,914,891	2,005,233
Assets of discontinued operations	2,386,031	7,808,451
Total Current Assets	33,740,131	40,702,772

Property, plant and equipment, at cost	28,642,757	29,060,709
less accumulated depreciation	(18,431,843)	(16,485,112)
Assets of discontinued operations, net	155,833	6,477,380
	10,366,747	19,052,977
Total Assets	$44,106,878	$59,755,749

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$5,702,850	$10,118,907
Lines of credit and short term borrowings	12,008,653	18,516,276
Accounts payable	3,533,478	8,171,650
Accrued expenses and other current liabilities	3,502,300	3,177,481
Billings in excess of costs and estimated earnings on uncompleted contracts	3,359,069	1,305,559
Liabilities of discontinued operations	1,443,646	2,149,435
Total Current Liabilities	29,549,996	43,439,308

Long-term debt, less current maturities	1,253,480	1,623,771
Long-term debt, payable to shareholder	1,223,325	1,223,325
Deferred income taxes payable	3,908,400	4,426,751
Liabilities of discontinued operations	728,981	2,601,229
Total Liabilities	36,664,182	53,314,384

Stockholders’ equity

Preferred stock, $.0001 par value Authorized 1,000,000 shares, none issued	-	-
Common stock, $.0001 par value Authorized 50,000,000 shares Issued and outstanding 14,458,836 shares	1,446	1,446

Additional paid in capital	56,136,133	56,107,650
Retained earnings (deficit)	(48,694,883)	(49,667,731)

Total Stockholders’ equity	7,442,696	6,441,365

Total liabilities and stockholders’ equity	$44,106,878	$59,755,749

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012

Revenue	$26,551,541	$30,496,031	$78,424,217	$82,228,457

Cost of revenues	24,133,642	30,532,221	71,185,726	78,159,235

Gross profit (loss)	2,417,899	(36,190)	7,238,491	4,069,222

Selling and administrative expenses	1,874,833	2,332,043	6,457,512	7,498,074
Income (loss) from operations	543,066	(2,368,233)	780,979	(3,428,852)

Other income (expense)
Interest income	(489)	172	230	2,534
Other nonoperating income (expense)	1,109	2,134	(15,898)	4,534
Interest expense	(429,004)	(467,162)	(1,384,146)	(1,423,298)
Gain on sale of equipment	262,396	2,500	556,647	24,021
	(165,988)	(462,356)	(843,167)	(1,392,209)
Income (loss) from continuing operations before income taxes	377,078	(2,830,589)	(62,188)	(4,821,061)

Income tax expense (benefit)	253,209	(1,088,247)	230,094	(1,876,524)
Income (loss) from continuing operations	123,869	(1,742,342)	(292,282)	(2,944,537)

Income (loss) from discontinued operations net of tax expense	2,808,198	(265,263)	1,265,130	(1,845,159)

Net income (loss)	$2,932,067	$(2,007,605)	$972,848	$(4,789,696)

Weighted average shares outstanding-basic	14,458,836	14,446,836	14,458,836	14,446,836

Earnings (loss) per share from continuing operations	$0.009	$(0.121)	$(0.020)	$(0.204)

Earnings (loss) per share	$0.203	$(0.139)	$0.067	$(0.332)

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
	2013	2012
Cash flows from operating activities:

Net income (loss)	$972,848	$(4,789,696)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	3,318,695	4,386,571
Provision for bad debts	300,000	-
Gain on sale/disposal of equipment	(2,701,901)	(44,479)
Provision for deferred taxes	(872,844)	(2,650,856)
Share-based compensation expense	28,483	53,802
Decrease in contracts receivable	1,495,968	2,451,257
(Increase) decrease in retainage receivable	(11,222)	3,624,127
(Increase) decrease in other receivables	46,476	(478,480)
Decrease in cost and estimated earnings in excess of billings on uncompleted contracts	3,480,082	1,215,694
(Increase) decrease in prepaid expenses	(888,377)	38,444
Increase (decrease) in accounts payable	(5,023,111)	1,831,017
Increase (decrease) in accrued expenses	66,969	(712,527)
Increase (decrease) in billings in excess of cost and estimated earnings on uncompleted contracts	1,990,510	(856,795)
Net cash provided by operating activities	2,202,576	4,068,079

Cash flows from investing activities:
Investment in property & equipment	(563,088)	(730,055)
Proceeds from sales of property and equipment	8,805,630	186,094
Net cash provided by (used in) investing activities	8,242,542	(543,961)

Cash flows from financing activities:
Repayment of loans from shareholders	-	(1,100,000)
Borrowings on lines of credit and short term debt, net of (repayments)	(6,507,623)	2,106,249
Principal payments on long term debt	(4,959,454)	(3,927,358)
Net cash used in financing activities	(11,467,077)	(2,921,109)

Increase (decrease) in cash and cash equivalents	(1,021,959)	603,009
Cash beginning of period	2,661,721	2,965,296
Cash end of period	$1,639,762	$3,568,305

Supplemental schedule of noncash investing and financing activities:
Purchases of property & equipment under financing agreements	$173,106	$384,492
Insurance premiums financed	$2,784,193	$2,867,738

Supplemental disclosures of cash flows information:

Cash paid during the year for:
Interest	$1,346,206	$1,349,464
Insurance premiums	$2,427,308	$1,569,959

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the nine months ended June 30, 2013 and 2012
Unaudited

					Total
	Common Stock		Additional Paid	Retained	Stockholders’
	Shares	Amount	in Capital	Earnings (Deficit)	Equity

Balance at September 30, 2011	14,446,836	$1,445	$56,059,825	$(1,145,554)	$54,915,716

Share-based compensation expense	-	-	53,802	-	53,802

Net loss	-	-	-	(4,789,696)	(4,789,696)

Balance at June 30, 2012	14,446,836	$1,445	$56,113,627	$(5,935,250)	$50,179,822

Balance at September 30, 2012	14,458,836	$1,446	$56,107,650	$(49,667,731)	$6,441,365

Share-based compensation expense	-	-	28,483	-	28,483

Net income	-	-	-	972,848	972,848

Balance at June 30, 2013	14,458,836	$1,446	$56,136,133	$(48,694,883)	$7,442,696

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

S.T. Pipeline, Inc. (S.T.) was incorporated in May 1990 under the laws of the State of West Virginia.  S.T. engages in the construction of natural gas pipelines for utility companies in various states, mostly in the mid-Atlantic area of the country.  S.T.’s contracts are primarily fixed price contracts with some cost-plus service work performed as requested.  All of the Company’s production personnel are union members of various related construction trade unions and are subject to collective bargaining agreements that expire at varying time intervals.   On December 18, 2012, the Company committed to the closing and subsequent disposition of the assets of S .T. Pipeline under the terms of a Forbearance Agreement and the Company’s restructuring plan.  A liquidation sale of the assets of S.T. Pipeline occurred on May 14, 2013.  Results relating to S.T. Pipeline up to the date of the liquidation sale of assets are as follows:

Gross proceeds	$8,105,230
Commission	(709,208)
Other auction expenses	(162,109)
Net proceeds	$7,233,913
Book value of equipment	5,325,916
Gain on sale	$1,907,997

 The Forbearance Agreement, which was originally set to expire on May 31, 2013, was extended to May 31, 2014.  Please see the Company’s May 6, 2013 Form 8-K filing for further information.  The agreement requires the Company to consummate the issuance of Preferred Stock in an amount not less than six million dollars ($6,000,000). All monies must remain in escrow until a minimum of three million dollars ($3,000,000) in paid subscriptions have been received.  On July 31, 2013, the Third Amendment To Forbearance Agreement was issued.  This amendment extends the deadline for receipt of the required capital ($6 million) until September 30, 2013.  Please see the Company’s Form 8-K dated August 7, 2013 for further details.  As of August 7, 2013, $3.025 million had been received and a payment of $1.0 million on the principal balance of outstanding debt had been made. The remainder of the monies received will be used by the Company as operating capital.

In addition, on August 6, 2013, the Company issued 56 shares of Series A Preferred Stock to Marshall T. Reynolds, the Chairman of the Board of Directors of the Company, in exchange for Mr. Reynolds’ agreement to cancel and forgive the Company’s obligation under a promissory note held by Mr. Reynolds in the aggregate amount of $1,409,383 (including principal and accrued but unpaid interest).  Mr. Reynolds did not receive any shares of common stock in connection with the exchange of the promissory note. Please see the Company’s Form 8-K filing on August 8, 2013 for further details.

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

The Company’s stock trades under the symbol “ESOA” and transactions in the stock are reported on the Over-the-Counter market.

Interim Financial Statements

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the years ended September 30, 2012 and 2011 included in the Company’s Form 10-K filed December 28, 2012.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to interim financial reporting rules and regulations of the SEC.  The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations.  The operating results for the three and nine month periods ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

2.  UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts as of June 30, 2013 and September 30, 2012 are summarized as follows:

	June 30, 2013	September 30, 2012

Costs incurred on contracts in progress	$174,407,380	$177,189,987
Estimated earnings, net of estimated losses	9,287,680	10,229,134
	183,695,060	187,419,121

Less: Billings to date	179,273,957	177,867,911
	$4,421,103	$9,551,210

Costs and estimated earnings in excess of billings on uncompleted contracts	$7,780,172	$10,856,769
Less: Billings in excess of costs and estimated earnings on uncompleted Contracts	3,359,069	1,305,559
	$4,421,103	$9,551,210

Backlog at June 30, 2013 and September 30, 2012 was $49.6 million and $57.4 million respectively.

3.  CLAIMS

The Company reported $2.5 million of claim revenue for the period ended September 30, 2012.  This claim was a result of a combination of customer-caused delays, errors in specification and designs, and disputed or unapproved contract change orders.  Revenue from these claims was recorded only to the extent contract costs relating to the claim have been incurred and adjusted to reflect the probable amounts the Company anticipates collecting.

At June 30, 2013 the Company is seeking an arbitration proceeding to resolve the collection of the remaining amount.  Claims receivable is a component of cost and estimated earnings in excess of billing.  The Company considers collection of these claims highly probable.

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

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed-rate debt to unrelated parties was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates for bank loans with similar terms and maturities.  The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $6.96 million at June 30, 2013 was $7.02 million.

The Company uses fair value measurements on a non-recurring basis in its assessment of goodwill and long-lived assets held and used. In accordance with its annual impairment test during the quarter ended September 30, 2012, the Company recorded a goodwill impairment charge of $36.9 million, which represented the entire amount of goodwill carried on the Company’s balance sheet.  Refer to Note 4, Goodwill and Intangible Assets of the Company’s September 30, 2012 Form 10-K filing for further information.

5.  DISCONTINUED OPERATIONS

Due to organizational changes and operating losses incurred in fiscal year 2012, the Company decided to discontinue the operations of the wholly owned subsidiary S.T. Pipeline, Inc.  The Company liquidated the assets of S.T. Pipeline on May 14, 2013.  The net proceeds of $7,233,913 went to a designated bank group to reduce the balance on the Company’s Line of Credit (LOC) and term note balances.

The operating results for S.T. Pipeline, Inc. for the three and nine months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(In Millions)	(In Millions)	(In Millions)	(In Millions)

Sales	$0.30	$10.36	$2.10	$45.29
Cost of Revenues	0.48	10.31	3.16	46.40
Gross profit (loss)	(0.18)	0.05	(1.06)	(1.11)
Selling & Adm.	0.11	0.49	0.92	1.66
Loss from operations	(0.29)	(0.44)	(1.98)	(2.77)
Other income	1.93	0.13	2.14	0.15
Income (loss) before tax	1.64	(0.31)	0.16	(2.62)
Income tax expense (benefit)	(1.17)	(0.05)	(1.10)	(0.77)
Net income (loss)	$2.81	$(0.26)	$1.26	$(1.85)

The following table shows the components of asset and liabilities that are classified as discontinued operations in the Company’s consolidated balances sheets for quarter ended June 30, 2013 and year ended September 30, 2012 (in Thousands).

	June 30,	September 30,
	2013	2012
Accounts receivable, net	$238	$2,853
Costs in excess of billings	‐	403
Retainages receivable	291	764
Deferred tax asset	1,671	2,440
Prepaid and other current assets	186	1,348
Assets of discontinued operations‐current	2,386	7,808
Property, plant, and equipment, net	156	6,477
Total assets of discontinued operations	2,542	14,285

Accounts payable	1,361	1,745
Billings in excess of cost	‐	63
Accrued expenses and other current liabilities	83	341
Liabilities of discontinued operations‐current	1,444	2,149
Liabilities of discontinued operations‐long term	729	2,601
Total liabilities of discontinued operations	2,173	4,750

Net assets	$369	$9,535

6.  EARNINGS PER SHARE

The amounts used to compute the earnings per share for the three and nine months ended June 30, 2013 and 2012 are summarized below.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2013	2012	2013	2012

Income (loss) from continuing operations	$123,869	$(1,742,342)	$(292,282)	$(2,944,537)

Weighted average shares outstanding	14,458,836	14,446,836	14,458,836	14,446,836

Earnings (loss) per share from continuing operations	$0.009	$(0.121)	$(0.020)	$(0.204)

Income (loss) from discontinued operations	$2,808,198	$(265,263)	$1,265,130	$(1,845,159)

Weighted average shares outstanding basic	14,458,836	14,446,836	14,458,836	14,446,836

Earnings (loss) per share from discontinued operations	$0.194	$(0.018)	$0.087	$(0.128)

Net income (loss)	$2,932,067	$(2,007,605)	$972,848	$(4,789,696)

Earnings (loss) per share	$0.203	$(0.139)	$0.067	$(0.332)

As of the nine month period ended June 30, 2013 and 2012, there are no options or warrants having a dilutive effect on the Company’s earnings per share calculation.

 ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of the financial condition and results of operations of Energy Services in conjunction with the “Consolidated Financial Information” appearing in this section of this  report as well as the historical financial statements and related notes contained elsewhere herein.  Among other things, those historical consolidated financial statements include more detailed information regarding the basis of presentation for the following information.  The term “Energy Services” refers to the Company and its wholly-owned subsidiaries on a consolidated basis.

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

On November 28, 2012, the Company entered into a Forbearance Agreement with its lenders related to our revolving line of credit and term debt.  The Forbearance Agreement, among other things, required that the Company close the S. T. Pipeline subsidiary and dispose of its assets.  The Company is also required to prepare recommendations relating to the on-going operations of Nitro Electric Company, Inc, C.J. Hughes Construction Company, and Contractors Rental Corporation, including refinancing, sale or liquidation of the companies.  Under the terms of the Forbearance Agreement the Company cannot make additional draws on the revolving line of credit.  Although the Company can request the establishment of a forbearance line of credit, the lenders are under no obligation to approve it.  The limitations on our working capital could have a severe impact on our ability to obtain and perform additional work.  The Forbearance Agreement, which may be terminated upon certain events, was originally set to expire on May 31, 2013, but was extended to May 31, 2014.  Please see the Company’s May 6, 2013 Form 8-K filing for further information.

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

Third Quarter Overview

           The following is an overview for the three and nine months ended June 30, 2013.

	Three Months ended	Nine Months ended
	June 30, 2013	June 30, 2013
	(In Millions)	(In Millions)

Continuing Operations
Sales	$26.55	$78.42
Cost of revenues	24.13	71.18
Gross profit	2.42	7.24
Selling & Adm.	1.87	6.46
Income from operations	0.55	0.78
Other expense	(0.17)	(0.84)
Income (loss) before income tax	0.38	(0.06)
Income tax expense	0.25	0.23
Net income (loss) from continuing operations	$0.13	$(0.29)

Discontinued Operations
Sales	$0.30	$2.10
Cost of revenues	0.48	3.16
Gross loss	(0.18)	(1.06)
Selling & Adm.	0.11	0.92
Loss from operations	(0.29)	(1.98)
Other income	1.92	2.14
Income before income tax	1.63	0.16
Income tax benefit	(1.17)	(1.10)
Income from discontinued operations	$2.80	$1.26

The third quarter for the Company is typically a period of greater activity for our business lines given the weather and climate.  The weather normally allows for more workable days in the third and fourth quarters as compared to the first and second quarters.

Quarter Ending June 30, 2013 and 2012 Comparison

            Revenues.  Total revenues of continuing operations decreased by $3.9 million or 12.9% to $26.6 million for the three months ended June 30, 2013 and decreased $3.8 million or 4.6% to $78.4 million for the nine months ended June 30, 2013 compared to the same period in 2012.   The revenue from discontinued operations decreased by $10.1 million to $304,000 for the three months ended June 30, 2013 and decreased $43.2 million to $2.1 million for the nine months ended June 30, 2013 compared to the same period in 2012.

            Cost of Revenues. Total costs of revenues from continuing operations decreased by $6.4 million or 21.0% to $24.1 million for the three months ended June 30, 2013 and decreased $7.0 million or 8.9% to $71.2 million for the nine months ended June 30, 2013 compared to the same period in 2012.   The costs of revenues for discontinued operations decreased by $9.8 million to $480,000 for the three months ended June 30, 2013 and decreased $43.2 million to $3.2 million for the nine months ended June 30, 2013 compared to the same period in 2012.

Gross Profit.   Total gross profit of continuing operations increased by $2.5 million or 6781.1% to $2.4 million for the three months ended June 30, 2013 and increased $3.2 million or 77.9% to $7.2 million for the nine months ended June 30, 2013 compared to the same period in 2012.   The increase in gross profit reflects the loss of $2.6 million from a major project during the quarter ended June 30, 2012 which was not repeated in 2013.   Please see the schedule of projects with major losses during fiscal year 2012 below.  The gross profit for discontinued operations decreased by $229,000 to a gross loss of $176,000 for the three months ended June 30, 2013 and remained constant with a gross loss of $1.1 million for the nine months ended June 30, 2013 compared to the same period in 2012.

Selling and administrative expenses.  Total selling and administrative expenses of continuing operations decreased by $457,000 or 19.6% to $1.9 million for the three months ended June 30, 2013 and decreased $1.0 million or 13.9% to $6.5 million for the nine months ended June 30, 2013 compared to the same period ending in 2012.  The selling and administrative expenses of discontinued operations decreased by $383,000 to $110,000 for the three months ended June 30, 2013 and decreased $741,000 to $921,000 for the nine months ended June 30, 2013 compared to the same period ending in 2012.

With respect to continuing operations, there are two significant factors in the $1.0 million decrease in selling and administrative expenses.  There was a $1.6 million reduction for the nine months ended June 30, 2013 that resulted from combining the management of C.J. Hughes, Inc. and Contractors Rental, Inc.  Also, the Company incurred $671,000 in restructuring costs related to the consultant put in place under terms of the Forbearance Agreement for the nine months ended June 30, 2013 that was not incurred during the nine months ended June 30, 2012.  The restructuring costs are expected to continue through at least May 31, 2014.

Interest Expense.  Interest expense from continuing operations decreased by $38,000 or 8.2% to $429,000 for the three months ended June 30, 2013 and decreased $39,000 or 2.8% to $1.4 million for the nine months ended June 30, 2013 compared to the same period ending for 2012.

Net Income (Loss). The Company had a net income of $124,000 from continuing operations for the three months ended June 30, 2013 compared to a net loss of $1.7 million for the same period ending in 2012.  The Company had a net income of $2.8 million from discontinued operations for the three months ended June 30, 2013 compared to a net loss of $265,000 for the same period ending in 2012.  This is primarily related to a $1.9 million gain on sale of S.T. Pipeline’s equipment.

As previously disclosed, the Company incurred substantial losses in 2012 related to two major projects.  Below is the detail related to those losses:

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

The Company recognized another $1.1 million loss on the project during the quarter ended September 30, 2012.  Costs for the quarter exceeded the estimated costs to complete as of June 30, 2012 by $2.1 million; however, the estimated contract amount increased by $1.0 million.  Major components of costs for the quarter were labor and burden of $1.4 million and outside equipment rentals of $500,000.

The project was completed during the quarter ended December 31, 2012 and finished with a total loss of $3.6 million.  The Company does not anticipate any additional losses on this project.

The Company is not engaged in any major projects at this time that losses are expected.

Comparison of Financial Condition

The Company had total assets at June 30, 2013 of $44.1 million, a decrease of $15.6 million from September 30, 2012.  Primarily related to an $11.7 million decrease in the assets of discontinued operations.  Some of the primary components of the balance sheet were accounts receivable which totaled $16.5 million, an increase of $819,000 from September 30, 2012.  Other major categories of assets at June 30, 2013 included cash of $1.5 million and fixed assets less accumulated depreciation of $10.4 million.  Liabilities totaled $36.7 million, a decrease of $16.7 million from September 30, 2012.   This decrease was primarily due to a decrease in accounts payable, current maturities of long term debt, and lines of credit and short term borrowings.

Stockholders’ Equity. Stockholders’ equity increased from $6.4 million at September 30, 2012 to $7.4 million at June 30, 2013.  This increase was primarily due to the net income of $973,000.   We have not paid any cash or stock dividends on our common stock, nor have we repurchased shares of our common stock.

Liquidity and Capital Resources

Cash Requirements

The Forbearance Agreement, among other things, does not allow for additional draws on our revolving line of credit.  We can apply for a separate forbearance line of credit, but approval by our lenders is at their discretion.  We prepare weekly cash forecasts for our own benefit and for submission to our lenders.  The Company is engaged in efforts to obtain a capital infusion through a private placement of securities.  One million dollars from the net proceeds received will be paid toward the principal reduction of outstanding debt and the remainder will be used by the Company as operating capital.  Please see the Company’s August 7, 2013 Form 8-K filing for further details.

The Company is currently working with a restructuring agent to determine the best course of action for the Company and its shareholders, including refinancing opportunities.  The Company is also exploring opportunities to raise equity capital.

Sources and Uses of Cash

           The net income for the nine months ended June 30, 2013 was $973,000, which includes depreciation expense of $3.3 million.   Contracts, other receivables, and prepaids provided $6.1 million while decreases in accounts payable and accrued expenses used $5.0 million.  Net cash provided by operating activities was $2.2 million for the nine month period ended June 30, 2013.  Investing activities provided $8.2 million; primarily from the sale of S.T. Pipeline’s equipment. Financing activities consumed $11.5 million; primarily as the result of the proceeds from the equipment sale being paid against the Company’s line of credit and bank note.

As of June 30, 2013, the Company had $1.6 million in cash, working capital of $4.2 million and long term debt, net of current maturities of $2.5 million.

Loan Covenants

The Company has established an eighteen million ($18,000,000) Line of Credit agreement with a regional bank.  The line of credit is subject to the terms of the Forbearance Agreement discussed above. Interest during the forbearance period is 6.5%, which expires May 31, 2014.  Cash available under the line is calculated based on a percentage of the Company’s accounts receivable with certain exclusions.  Major items excluded from calculation are certain percentages of receivables from bonded jobs and retainage as well as items greater than one hundred twenty (120) days old.  At June 30, 2013 the Company had outstanding borrowings $11.5 million on the line of credit.

The debt covenants with respect to the Company’s current ratio and debt to tangible net worth have been waived under the Forbearance Agreement.  The Company is in compliance with the remaining debt covenants at June 30, 2013.

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

Leases

Our work often requires us to lease various facilities, equipment and vehicles.  These leases usually are short term in nature, one year or less though at times we may enter into longer term leases when warranted.  By leasing equipment, vehicles and facilities, we are able to reduce our capital outlay requirements for equipment vehicles and facilities that we may only need for short periods of time.  The Company currently rents one piece of real estate from stockholders-directors of the Company under a long-term lease agreement.  This agreement is for the Company’s headquarter offices, and is rented from a corporation in which two of the Company’s directors are shareholders.  The agreement calls for monthly rental payments of $7,500 and extends through October 2013.  This lease will not be renewed and the Company’s headquarter office will be moved and combined with the C.J. Hughes office.  A second agreement was for the lease of office and yard space for S.T. Pipeline at $5,000 per month.  The Company vacated the property and turned possession over to the lessor subsequent to June 30, 2013.  The Company also rents office and shop space from other independent lessors.  The office space rental is $6,000 per month and extends to March 2014.  The shop rental is $5,800 monthly and extends to May 2014.

Letters of Credit

Certain customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors, vendors, etc. on various customer projects.  At June 30, 2013, the Company had one letter of credit outstanding in the amount of $953,340.

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

Depending upon the size and conditions of a particular contract, we may be required to post letters of credit or other collateral in favor of the insurer.  Posting of these letters or other collateral will reduce our borrowing capabilities.  Historically, the Company has never had a payment made by an insurer under these circumstances and does not anticipate any claims in the foreseeable future.  At June 30, 2013, the Company had $23.7 million in performance bonds issued by the insurer outstanding.

Concentration of Credit Risk

In the ordinary course of business the company grants credit under normal payment terms, generally without collateral, to our customers, which include natural gas and oil companies, general contractors, and various commercial and industrial customers located within the United States.    Consequently, we are subject to potential credit risk related to business and economic factors that would affect these companies.  However, we generally have certain statutory lien rights with respect to services provided.  Under certain circumstances such as foreclosure, we may take title to the underlying assets in lieu of cash in settlement of receivables.  The Company had two customers that exceeded 10% of revenues for the nine months ended June 30, 2013.  Those two customers accounted for 46.4% of revenues for the period.

Related Party Transactions

Total long-term debt at June 30, 2013 was $2.5 million, of which $1.2 million was related party debt payable to a certain director by August 2014.

Inflation

Due to relatively low levels of inflation during the nine months ended June 30, 2013 and 2012, inflation did not have a significant effect on our results.

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

Self Insurance.  The Company has its workers’ compensation, general liability and auto insurance through a captive insurance company.  While the Company believes that this arrangement has been very beneficial in reducing and stabilizing insurance costs the Company does have to maintain a restricted cash account to guarantee payments of premiums. That restricted account had a balance of $1.4 million as of June 30, 2013.  Should the captive experience severe losses over an extended period, it could have a detrimental effect on the Company.

Accounts Receivable and Provision for Doubtful Accounts .  The Company provides an allowance for doubtful accounts when collection of an account is considered doubtful.  Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates relating to, among others, our customer’s access to capital, our customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer.  While most of our customers are large well capitalized companies, should they experience material changes in their revenues and cash flows or incur other difficulties and not be able to pay the amounts owed, this could cause reduced cash flows and losses in excess of our current reserves.  At June 30, 2013, the management review deemed that the allowance for doubtful accounts was adequate.

Outlook

The following statements are based on current expectations.  These statements are forward looking, and actual results may differ materially.

The Forbearance Agreement, which was originally set to expire on May 31, 2013, was extended to May 31, 2014.  Please see the Company’s May 6, 2013 Form 8-K filing for further information.  The agreement requires the Company to consummate the issuance of Preferred Stock in an amount not less than six million dollars ($6,000,000). All monies must remain in escrow until a minimum of three million dollars ($3,000,000) in paid subscriptions have been received.  On July 31, 2013, the Third Amendment To Forbearance Agreement was issued.  This amendment extends the deadline for receipt of the required capital ($6 million) until September 30, 2013.  Please see the Company’s Form 8-K dated August 7, 2013 for further details.  As of August 7, 2013, $3.025 million had been received and a payment of $1.0 million on the principal balance of outstanding debt had been made. The remainder of the monies received will be used by the Company as operating capital. The agreement also requires the Company to sell, refinance, or liquidate both Nitro Electric and C.J. Hughes no later than May 31, 2014.

In addition, on August 6, 2013, the Company issued 56 shares of Series A Preferred Stock to Marshall T. Reynolds, the Chairman of the Board of Directors of the Company, in exchange for Mr. Reynolds’ agreement to cancel and forgive the Company’s obligation under a promissory note held by Mr. Reynolds in the aggregate amount of $1,409,383 (including principal and accrued but unpaid interest).  Mr. Reynolds did not receive any shares of common stock in connection with the exchange of the promissory note. Please see the Company’s Form 8-K filing on August 8, 2013 for further details.

The Forbearance Agreement also required the Company to sell the assets of S.T. Pipeline, which occurred on May 14, 2013.  Please see the Company’s May 20, 2013 Form 8-K filing for further details.  The S.T. Pipeline sale generated $7,233,913 of net proceeds, and C.J. Hughes sold excess equipment generating $377,775 in net proceeds.  All net proceeds went to the bank group to reduce the balance of the Company’s Line of Credit (LOC) and Term Note based on a prorated amount of the outstanding principal balance for each.  The balances of the LOC and Term note were $11.5 million and $5.0 million, respectively, after all auction proceeds were received. All jobs being performed by S.T. Pipeline have been completed and the operations have been closed.  The Company does not anticipate any residual effects from the contracts completed by S.T. Pipeline.

The Company is also having discussions with investment banking groups relative to a capital raise or the marketing of Nitro Electric and C.J. Hughes, but no definitive plan has been established.

Prior to the general economic crisis that severely impacted demand in 2009, our customers were experiencing high demands for their products, particularly natural gas.  Currently, the Company is seeing the increased demand for our services and accordingly, the Company would expect to see projected spending for our customers on their transmission and distribution systems increasing dramatically over the next few years.  However, with the current uncertainty in the economy the demand for the customer’s project could wane and also their ability to fund planned projects could be reduced.  The Company’s backlog at June 30, 2013 was $49.6 million and while adding additional business projects appears likely, no assurances can be given that the Company will be successful in bidding on projects that become available.  Moreover, even if the Company obtains contracts, there can be no guarantee that the projects will go forward if the current economic instability continues.

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

There has been no change in Energy Services of America Corporation’s internal control over financial reporting during Energy Services of America Corporation’s third quarter of fiscal year 2013 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

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

ITEM 3.  Defaults Upon Senior Securities

Not applicable

ITEM 4. Mine Safety Disclosures

Not applicable

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

ENERGY SERVICES OF AMERICA CORPORATION

Date: August 13, 2013	By:	/s/ Douglas V. Reynolds
Douglas V. Reynolds
Chief Executive Officer

Date: August 13, 2013	By:	/ s/ Larry A. Blount
Larry A. Blount
Chief Financial Officer

