Form 10-K
period 2013-09-30
Energy Services of America CORP
filed 2013-12-20
CIK 1357971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended September 30, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________

Commission File Number: 001-32998

Energy Services of America Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-4606266
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

75 West 3rd Ave., Huntington, West Virginia	25701
(Address of Principal Executive Office)	(Zip Code)

(304) 522-3868
(Registrant’s Telephone Number including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange On Which Registered

Common Stock, par value $0.0001 per share	NYSE Amex Equities

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
(Do not check if a Smaller reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on March 31, 2013, as reported by the NYSE Amex Equities, was $ 1,578,950.

As of December 20, 2013, there were issued and outstanding 14,514,836 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

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

Overview

Until August 15, 2008, Energy Services of America (ESA) operated as a blank check company.  On August 15, 2008, the Company completed the acquisitions of S.T. Pipeline, Inc. and C.J. Hughes Construction Company, Inc.  Each of S.T. Pipeline and C.J. Hughes are held as separate subsidiaries of ESA.

Energy Services is a provider of contracting services to America’s energy providers, primarily the gas and electricity providers.  The Company’s services include:

●	The installation, replacement and repairs of pipelines for the oil and natural gas industries.

●	General electrical services for both power companies and various other industrial applications.

●	The installation of water and sewer lines for various governmental agencies.

●	Various other ancillary services related to the other services.

The Company’s consolidated revenues for the year ended September 30, 2013 were $110.9 million, of which 53% was attributable to gas work, 37% to electrical services, and 10% to water and sewer installations and other ancillary services.  Our consolidated revenues for the year ended September 30, 2012 were $157.7 million, of which 72% was attributable to gas work, 19% to electrical services, and 9% to water and sewer installations and other ancillary services.

Energy Services operates primarily in the Mid-Atlantic region of the United States.  The work includes a combination of both interstate and intrastate pipelines that move natural gas from the producing regions to consumption regions. The Company does not own or is not directly involved in the exploration, transportation or refinement of oil and natural gas nor any of the facilities used for transporting electricity.  The Company has established relationships with numerous customers, which include many of the leading companies in the industries we serve.

Representative Customer list:

Spectra Energy
Dominion Resources
Columbia Gas Transmission
Columbia Gas of Ohio and Pennsylvania
Nisource
Marathon Ashland Petroleum LLC
American Electric Power
Toyota
Hitachi
Kentucky American Water
Equitable Resources
Markwest Energy
Range Resources
Various State, county and municipal public service districts.

Energy Services’ sales force consists of industry professionals with significant relevant sales experience, who utilize industry contacts and available public data to determine how to most appropriately market ESA’s line of products.  We rely on direct contact between our sales force and our customers’ engineering and contracting departments in order to obtain new business.  Due to the occurrence of inclement weather during the winter months,   certain parts of the Company business, i.e., the construction of pipelines, is somewhat seasonal in that most of the work is performed during the non-winter months.

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

S.T. Pipeline, Inc. (S.T.) was incorporated in May 1990 under the laws of the State of West Virginia.  S.T. engaged in the construction of natural gas pipelines for utility companies in various states, mostly in the mid-Atlantic area of the country.    The financial position and results of operations of S.T. Pipeline, Inc. have been presented as discontinued operations in the accompanying financial statements for all presented periods.  On May 14, 2013, the Company liquidated the operation of S.T. and realized $1.9 million from the sale.

A goodwill impairment charge was recorded in the fourth fiscal quarter of 2012 in the amount of $36.9 million, representing all of the goodwill on our balance sheet.  Based on our continued operating losses and management’s forecasts of future cash flows our goodwill impairment test indicated that the goodwill of the Company had no value.  See Note 4 of the Consolidated Financial Statements.

In connection with their audit of our 2013 financial statements, Arnett Foster Toothman, our independent public auditing firm as part of its audit report on our financial statements expressed substantial doubt about the ability of the Company to continue as a “going concern”.  The financial difficulties giving rise to Arnett Foster Toothman’s conclusion include the significant and sustained losses that the Company has incurred over recent years as well as our inability to secure loans and lines of credit to fund our business in a manner deemed adequate to conduct our business.  Although pursuant to the terms of the Forbearance Agreement we are exploring all avenues to return to profitability, there can be no assurance that we will be able to successfully resolve the factors that gave rise to Arnett Foster Toothman’s decision to render its “going concern” opinion.

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

On November 28, 2012, the Company entered into a Forbearance Agreement with our lender related to our revolving line of credit and term debt as reported in the Company’s November 29, 2012 Form 8-K filing.  The Forbearance Agreement, among other things, required the Company to close the S. T. Pipeline subsidiary and dispose of its assets.  The Company was also required to prepare recommendations relating to the on-going operations of Nitro Electric Company, Inc, C.J. Hughes Construction Company, and Contractors Rental Corporation, including refinancing, sale or liquidation of the companies by May 31, 2013.  Under the terms of the agreement we cannot make additional draws on the revolving line of credit.  Although the Company can request the establishment of a forbearance line of credit, the lender is under no obligation to approve it.  The limitations on our working capital could have a severe impact on our ability to obtain and perform additional work.  The Forbearance Agreement may be terminated upon certain events.  See “Risk Factors” and Note 11 of the Consolidated Financial Statements.

On December 18, 2012, the Company committed to the closing and subsequent disposition of the assets of S .T. Pipeline under the terms of the Forbearance Agreement and the Company’s restructuring plan.

A liquidation sale of the assets of S.T. Pipeline occurred on May 14, 2013.  Results relating to S.T. Pipeline up to the date of the liquidation sale of assets are as follows:

Gross proceeds	$8,105,230
Commission	(709,208)
Other auction expenses	(162,109)
Net proceeds	$7,233,913
Book value of equipment	5,325,916
Gain on sale	$1,907,997

The Forbearance Agreement, which was originally set to expire on May 31, 2013, was extended to May 31, 2014 as reported in the Company’s May 6, 2013 Form 8-K filing.  The agreement requires the Company to recapitalize the Company through the sale of Preferred Stock in an amount not less than $6.0 million. As of September 30, 2013 we have received $5.0 million in order to satisfy this requirement.  Of this amount $1.0 million has been used to repay a portion of the outstanding line of credit balance and the remainder will be used as operating capital by the Company.

In addition, on August 6, 2013, the Company issued 56 shares of Series A Preferred Stock to Marshall T. Reynolds, the Chairman of the Board of Directors of the Company, in exchange for Mr. Reynolds’ agreement to cancel and forgive the Company’s obligation under a promissory note held by Mr. Reynolds in the aggregate amount of $1.4 million (including principal and accrued but unpaid interest).  Mr. Reynolds did not receive any shares of common stock in connection with the exchange of the promissory note.  This was reported in Company’s August 8, 2013 Form 8-K filing.

On September 6, 2013, the Company entered into an amendment to the Forbearance Agreement which extends the period under which the Company must raise funds and establishes tranches in which the capital and cash components of the capital raise must be undertaken.  The amendment also requires the Company to pay the greater of $1.0 million or 50% of the amount collected on a claim the Company is pursuing against a third party, with which, the Company reached a settlement agreement on December 5, 2013.  See below for further details.  The amendment states that the amount of debt held by Mr. Reynolds and converted into equity shall be counted toward the $1.5 million in equity to be raised by August 31, 2013.  The agreement also requires the Company to raise $1.5 million cash equity by September 30, 2013 and $1.4 million cash equity by December 31, 2013.  This was reported in the Company’s September 9, 2013 Form 8-K filing.

On September 9, 2013, the Company entered into an agreement with Centrus which supercedes its prior agreement.  Pursuant to the new agreement Centrus’ role as Chief Restructuring Agent had ended and Centrus will now act as Financial Advisor to the Company.  This was reported in the Company’s September 11, 2013 Form 8-K filing.

On October 1, 2013, the Company entered into an amendment to the Forbearance Agreement which extends the period under which the Company must raise $1.025 million in cash equity previously due to be raised by September 30, 2013 until October 31, 2013. This was reported in the Company’s October 4, 2013 Form 8-K filing.   The Company had raised $475,000 towards the September 30, 2013 deadline before the extension and the requirement to raise an additional $1.4 million cash equity by December 31, 2013 remained unchanged.

On December 5, 2013, the Company entered into a settlement agreement for its claim against a third party.  The agreement calls for the Company to receive $2,350,000 within 10 days of the execution of the agreement.  The Company recorded $2,200,000 in revenue on this claim as of September 30, 2013.

On December 12, 2013, the Company entered into an amendment to the Forbearance Agreement which extends the period under which the Company must raise $1.025 million in cash equity previously due to be raised by October 31, 2013 until December 31, 2013.  This was reported in the Company’s December 13, 2013 Form 8-K filing.  The requirement to raise an additional $1.4 million cash equity by December 31, 2013 remained unchanged.

Backlog/New Business

Our Company’s backlog represents contracts for services that have been entered into but which have not yet been completed.  At September 30, 2013, Energy Services had a backlog of $52.6 million on work to be completed on existing contracts.  At September 30, 2012, the Company had a backlog of $57.4 million.  Due to the timing of ESA’s construction contracts and the long-term nature of some of our projects, portions of our backlog may not be completed in the current fiscal year.   Most of the Company’s projects can be completed in a short period of time, typically two to five months.  Larger projects usually take seven to eighteen months to be completed.  As a general rule, work starts shortly after the signing of the contract.  Our backlog and our ability to obtain and perform work in the future will be affected by the constraints of the Forbearance Agreement between the Company and our lender.  See “Risk Factors” and Note 11 of the Notes to Consolidated Financial Statements.

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

Energy Services maintains a banking relationship with a regional bank and has lines of credit and borrowing facilities with this institution.   The Company is currently operating under the terms of the Forbearance Agreement with our lender.  Under the terms of the agreement we cannot make additional draws on our revolving line of credit.  We can apply for a separate forbearance line of credit, but the lender is not obligated to approve it.  The Forbearance Agreement may be terminated upon certain events and in any case on May 31, 2014.  The limits on our ability to obtain funds for working capital will severely impact our ability to obtain and perform future services.

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

Legal Proceedings

Energy Services is not a party to any legal proceedings, other than in the ordinary course of business, that if decided in a manner adverse to the Company would be materially adverse to Energy Services’ financial condition or results of operations. At September 30, 2013, the Company was not involved in any material legal proceedings, the outcome of which would have a material adverse effect on its financial condition or results of operations.

Facilities and Other Property

The Company and its subsidiaries own the property where its subsidiary C J Hughes and the Company’s headquarters are located.  All other facilities are leased.  The total amount of the lease payments for the various locations is $11,751 per month.  The Company’s management believes that its properties are adequate for the business it conducts.

Employees

As of September 30, 2013, the Company had approximately 610 employees including management. A number of the Company’s employees are represented by trade unions represented by various collective bargaining units.

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

In connection with their audit of our 2013 financial statements, Arnett Foster Toothman, our independent public auditing firm as part of its audit report on our financial statements expressed substantial doubt about the ability of the Company to continue as a “going concern”.  The financial difficulties giving rise to Arnett Foster Toothman’s conclusion include the significant and sustained losses that the Company has incurred over recent years as well as our inability to secure loans and lines of credit to fund our business in a manner deemed adequate to conduct our business.  Although pursuant to the terms of the Forbearance Agreement we are exploring all avenues to return to profitability, there can be no assurance that we will be able to successfully resolve the factors that gave rise to Arnett Foster Toothman’s decision to render its “going concern” opinion. See Note 3 and Note 11 of Notes to the Consolidated Financial Statements.

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

Our business relies heavily on having lines of credit in place to fund the various projects we are working on.  Should acceptable funding not be available, it could severely curtail our operations and the ability to generate profits.  We are currently subject to a Forbearance Agreement with our lender covering our revolving line of credit and term debt.  Under the terms of the agreement we are currently unable to make additional draws on the line of credit.  Unless we are able to find alternative financing and / or raise capital through an equity offering, we will be severely constrained in our ability to obtain and perform future work.

We have sold Units, each consisting of one share of 6.0% Convertible Perpetual Preferred Stock, Series A and 2,500 shares of Common Stock.  If the Preferred Stock is converted to Common Stock you may experience dilution of you ownership interest.

As of September 30, 2013 the Company sold 140 units in a private placement to accredited investors.  As a result of the private placement, an additional 350,000 shares of common stock were outstanding as of September 30, 2013.  The Company also repurchased 300,000 shares of common stock that was previously outstanding at par value.  The Company also issued 56 shares of Preferred Stock to Marshall Reynolds, Chairman of the Board of Directors, in exchange for a debt forgiveness of $1.4 million.  Mr. Reynolds did not receive any shares of Common Stock in this transaction.  In addition, if the Company elects to allow the holders of the Preferred Stock to choose to convert their Preferred Stock into shares of common stock we would have an additional 3,266,667 shares of Common Stock outstanding.  The private placement and potential issuance of 3,316,667 shares, including shares repurchased, will result in shareholders experiencing a dilution in their ownership interest.

An economic downturn in the industries we serve could lead to less demand for our services.

In addition to the effects of an economic recession there could be industry specific reductions in the industries that we serve.  If the demand for natural gas should drop dramatically, or the demand for electrical services drop dramatically, these would in turn result in less demand for our services.

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

Our backlog may not be realized.

Our backlog could be reduced due to cancellation of projects by customers and/or reductions in scope of the projects.  Should this occur, our anticipated revenues would be reduced unless we were able to replace those contracts.  Additionally, we are currently limited in the working capital available to us under the terms of the Forbearance Agreement with our lender, and this could affect our ability to perform the contracts under our current backlog.

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

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

We maintain our executive offices at 75 West 3rd Ave., Huntington, West Virginia 25701.

ITEM 3.	Legal Proceedings

At September 30, 2013, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	Mine Safety Disclosures

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Over the Counter market under the symbol ESOA.  Prior to our notice of delisting by the NYSE on November 6, 2012 we were listed on the NYSE Amex Equities under the symbol ESA.  On September 28, 2011, the Company completed an exchange offer whereby 8.5 warrants were exchanged for one share of common stock.  As a result of the exchange offer, the Company’s outstanding common stock totalled 14,446,836 shares.  On October 12, 2011, the term of the remaining warrants expired.  Prior to their expiration the Company’s warrants and units were listed on the NYSE AMEX Equities under the symbols ESA.U and ESA. W, respectively.

During the year ended September 30, 2013 we sold 140 units, each of which consisted of one share of 6.0% Convertible Perpetual Preferred Stock, Series A and 2,500 shares of Common Stock.  These units were sold in a private placement to persons who constituted accredited investors under Regulation D of the Securities Act Rules.  In addition, the offering was exempt pursuant to the exemption set forth under Regulation D.   The total offering price for the Units was $25,000, which resulted in net proceeds to the Company of $3,500,000.

On August 6, 2013, the Company issued 56 shares of Series A Preferred Stock to Marshall Reynolds, Chairman of the Board of Directors, in exchange for his agreement to cancel and forgive the Company’s obligations under a promissory note in the amount of $1.4 million, including principal and accrued but unpaid interest.

The following table sets forth the range of high and low sales prices for common stock during each of the last two fiscal years.

Common Stock

Fiscal 2012	High	Low	Dividends
Quarter ended December 31, 2011	$3.25	$1.78	$—
Quarter ended March 31, 2012	3.83	2.65	—
Quarter ended June 30, 2012	3.63	2.15	—
Quarter ended September 30, 2012	2.33	1.08	—

Fiscal 2013	High	Low	Dividends
Quarter ended December 31, 2012	$1.31	$0.51	$—
Quarter ended March 31, 2013	0.80	0.16	—
Quarter ended June 30, 2013	1.10	0.21	—
Quarter ended September 30, 2013	1.10	0.60	—

As of September 30, 2013, there were nineteen holders of record of our common stock.

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

Energy Services of America Corp. repurchased 300,000 shares of its common stock during the relevant period.

	Shares purchased	Price per share	Aggregate purchase

July 2013	300,000	$0.0001	$30.00

ITEM 6.	Selected Financial Data

Not required for smaller reporting company filer.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Until August 15, 2008, Energy Services of America (ESA) operated as a blank check company.  On August 15, 2008, the Company completed the acquisitions of S.T. Pipeline, Inc. and C.J. Hughes Construction Company, Inc.  Each of S.T. Pipeline and C.J. Hughes are held as separate subsidiaries of ESA.

Energy Services is engaged in providing contracting services for energy related companies.  Currently Energy Services primarily services the Gas, Oil and Electrical industries though it does some other incidental work.  For the Gas industry, the Company is primarily engaged in the construction, replacement and repair of natural gas pipelines and storage facilities for utility companies and private natural gas companies.  Energy Services is involved in the construction of both interstate and intrastate pipelines, with an emphasis on the latter.  For the Oil industry the Company provides a variety of services relating to pipeline, storage facilities and plant work.  For the Electrical industry, the Company provides a full range of electrical installations and repairs including substation and switchyard services, site preparation, packaged buildings, transformers and other ancillary work with regards thereto.  Energy Services’ other services include liquid pipeline construction, pump station construction, production facility construction, water and sewer pipeline installations, various maintenance and repair services and other services related to pipeline construction.  The majority of the Company’s customers are located in West Virginia, Virginia, Ohio, Pennsylvania, Kentucky and North Carolina.  The Company builds, but does not own, natural gas pipelines for its customers that are part of both interstate and intrastate pipeline systems that move natural gas from producing regions to consumption regions as well as building and replacing gas line services to individual customers of the various utility companies.  Our consolidated operating revenues for the year ended September 30, 2013 were $110.9 million which 53% was attributable to gas contract work, 37% to electrical contract services and 10% to water and sewer contract installations and other ancillary services.  The Company had consolidated operating revenues of $157.7 million for the year ended September 30, 2012 of which 72% was attributable to gas contract work, 19% to electrical contract services customers, and 9% for water and sewer contract installation and other ancillary services.

Energy Services’ customers include many of the leading companies in the industries it serves, including Marathon Petroleum LLC, Columbia Gas, Equitable Resources, Toyota and Dow Chemical.  The Company enters into various types of contracts, including competitive unit price, cost-plus (or time and materials basis) and fixed price (lump sum) contracts.  The terms of the contracts will vary from job to job and customer to customer though most contracts are on the basis of either unit pricing in which the Company agrees to do the work for a price per unit of work performed or for a fixed amount for the entire project.  Most of the Company’s projects are completed within one year of the start of the work.  On occasion, the Company’s customers will require the posting of performance and/or payment bonds upon execution of the contract, depending upon the nature of the work performed.

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

A goodwill impairment charge was recorded in the fourth fiscal quarter of 2012 in the amount of $36.9 million, representing all of the goodwill on our balance sheet.  Based on our continued operating losses and management’s forecasts of future cash flows our goodwill impairment test indicated that the goodwill of the Company had no value.  See Note 4 of the Consolidated Financial Statements.

In connection with their audit of our 2013 financial statements, Arnett Foster Toothman, our independent public auditing firm as part of its audit report on our financial statements expressed substantial doubt about the ability of the Company to continue as a “going concern”.  The financial difficulties giving rise to Arnett Foster Toothman’s conclusion include the significant and sustained losses that the Company has incurred over recent years as well as our inability to secure loans and lines of credit to fund our business in a manner deemed adequate to conduct our business.  Although pursuant to the terms of the Forbearance Agreement we are exploring all avenues to return to profitability, there can be no assurance that we will be able to successfully resolve the factors that gave rise to Arnett Foster Toothman’s decision to render its “going concern” opinion.

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

On November 6, 2012 the New York Stock Exchange advised the Company that it had failed to satisfy certain NYSE continuing listing standards and would be subject to immediate delisting proceedings.  The Company’s stock trades under the symbol “ESOA” and transactions in the stock are reported on the Over-the-Counter market.

On November 28, 2012, the Company entered into a Forbearance Agreement with our lender related to our revolving line of credit and term debt.  The Forbearance Agreement has subsequently been amended.  Under the terms of the Forbearance Agreement, the Company has restructured its operations, which included the liquidation of S.T. Pipeline among other things.  Also, under the terms of the agreement we cannot make additional draws on the revolving line of credit.  Although the Company can request the establishment of a forbearance line of credit, the lender is under no obligation to approve it.  The limitations on our working capital had a severe impact on our ability to obtain and perform additional work.  The Forbearance Agreement may be terminated upon certain events.  See "Risk Factors" and Note 11 of the Consolidated Financial Statements.

A liquidation sale of the assets of S.T. Pipeline occurred on May 14, 2013.  Results relating to S.T. Pipeline up to the date of the liquidation sale of assets are as follows:

Gross proceeds	$8,105,230
Commission	(709,208)
Other auction expenses	(162,109)
Net proceeds	$7,233,913
Book value of equipment	5,325,916
Gain on sale	$1,907,997

The Forbearance Agreement, which was originally set to expire on May 31, 2013, was extended to May 31, 2014 as reported in the Company’s May 6, 2013 Form 8-K filing.  The agreement requires the Company to recapitalize the Company through the sale of Preferred Stock in an amount not less than $6.0 million. As of September 30, 2013 we have received $5.0 million in order to satisfy this requirement.  Of this amount $1.0 million has been used to repay a portion of the outstanding line of credit balance and the remainder will be used as operating capital by the Company.

In addition, on August 6, 2013, the Company issued 56 shares of Series A Preferred Stock to Marshall T. Reynolds, the Chairman of the Board of Directors of the Company, in exchange for Mr. Reynolds’ agreement to cancel and forgive the Company’s obligation under a promissory note held by Mr. Reynolds in the aggregate amount of $1.4 million (including principal and accrued but unpaid interest).  Mr. Reynolds did not receive any shares of common stock in connection with the exchange of the promissory note.  This was reported in the Company’s August 8, 2013 Form 8-K filing.

On September 6, 2013, the Company entered into an amendment to the Forbearance Agreement which extends the period under which the Company must raise funds and establishes tranches in which the capital and cash components of the capital raise must be undertaken.  The amendment also requires the Company to pay the greater of $1.0 million or 50% of the amount collected on a claim the Company is pursuing against a third party, with which, the Company reached a settlement agreement on December 5, 2013.  See below for further details.  The amendment states that the amount of debt held by Mr. Reynolds and converted into equity shall be counted toward the $1.5 million in equity to be raised by August 31, 2013.  The agreement also requires the Company to raise $1.5 million cash equity by September 30, 2013 and $1.4 million cash equity by December 31, 2013.  This was reported in the Company’s September 9, 2013 Form 8-K filing.

On September 9, 2013, the Company entered into an agreement with Centrus which supercedes its prior agreement.  Pursuant to the new agreement Centrus’ role as Chief Restructuring Agent had ended and Centrus will now act as Financial Advisor to the Company.  This was reported in the Company’s September 11, 2013 Form 8-K filing.

On October 1, 2013, the Company entered into an amendment to the Forbearance Agreement which extends the period under which the Company must raise $1.025 million in cash equity previously due to be raised by September 30, 2013 until October 31, 2013. This was reported in the Company’s October 4, 2013 Form 8-K filing.   The Company had raised $475,000 towards the September 30, 2013 deadline before the extension and the requirement to raise an additional $1.4 million cash equity by December 31, 2013 remained unchanged.

On December 5, 2013, the Company entered into a settlement agreement for its claim against a third party.  The agreement calls for the Company to receive $2,350,000 within 10 days of the execution of the agreement.  The Company recorded $2,200,000 in revenue on this claim as of September 30, 2013.

On December 12, 2013, the Company entered into an amendment to the Forbearance Agreement which extends the period under which the Company must raise $1.025 million in cash equity previously due to be raised by October 31, 2013 until December 31, 2013.  This was reported in the Company’s December 13, 2013 Form 8-K filing.  The requirement to raise an additional $1.4 million cash equity by December 31, 2013 remained unchanged.

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

Results of Operations

The following table sets forth the Consolidated Statement of Operations for the years ended September 30, 2013 and 2012.

	Year Ended September 30,
	2013	2012

	Amount	Amount
	(In Thousands)	(In Thousands)
Revenues	$108,820	$109,020
Cost of revenues	98,804	104,375
Gross profit	10,016	4,645
Selling, general and administrative expenses	8,048	9,856
Asset impairment	-	32,737
Income (loss) from operations before taxes	1,968	(37,948)
Interest income	1	3
Interest expense	(1,740)	(1,927)
Gain on sale of assets	531	25
Other income (expense)	(12)	3
Income (loss) from continuing operations before income taxes	748	(39,844)
Income tax expense (benefit)	(1,319)	1,551
Net income (loss) from continuing operations	2,067	(41,395)
Income (loss) from discontinued operations, net of tax benefit	1,503	(7,127)
Net income (loss)	$3,570	$(48,522)
Weighted average shares outstanding-basic	14,461,383	14,448,336

Weighted average shares outstanding-diluted	14,923,255	14,448,336
Earnings (loss) per share from continuing operations-basic	$0.143	$(2.865)
Earnings (loss) per share from continuing operations-diluted	$0.139	$(2.865)
Earnings (loss) per share	$0.247	$(3.358)
Earnings (loss) per share	$0.239	$(3.358)

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

The operating results for S.T. Pipeline, Inc. for September 30, 2013 and 2012 are as follows:

	Year Ended September 30,
	2013		2012

	Amount		Amount
	(In Thousands)		(In Thousands)
Revenues	$2,103		$48,719
Cost of revenues	3,252		51,681
Gross loss	(1,149)		(2,962)
Selling, general and administrative expenses	942		2,228
Asset impairment	-		4,177
Loss from operations before taxes	(2,091)		(9,367)
Interest income	-		1
Interest expense	(1)		(5)
Gain on sale of assets	2,149		20
Other income (expense)	-		136
Income (loss) from discontinued operations before income taxes	57		(9,215)
Income tax benefit	(1,446	) -	(2,088)
Net income (loss) from discontinued operations	$1,503		$(7,127)

2013 compared to 2012

Revenues.  Revenue decreased by $200,000 or 0.18% to $108.8 million on continuing operations for the year ended September 30, 2013.  Revenue decreased by $46.6 million on discontinued operations due to the closure of S.T. Pipeline.

Costs of Revenues.   Cost of revenues decreased by $5.6 million or 5.3% to $98.8 million on continuing operations for the year ended September 30, 2013.  The decrease in costs was due to losses on major jobs in fiscal year 2012 that did not reoccur in fiscal year 2013.  Please see the second project listed below for details.  Costs of revenues decreased by $48.4 million on discontinued operations due to the closure of S.T. Pipeline.  Please see the first project listed below for details of a major project loss from fiscal year 2012.

               Gross Profit.  Gross profits increased by $5.4 million or 115.7% to $10.0 million on continuing operations for the year ended September 30, 2013.  The increase was due to the items mentioned above.  Gross loss on discontinued operations decreased by $1.8 million to $1.1 million for the year ended September 30, 2013.  The decrease was due to the items mentioned above.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased by $1.8 million or 32.6% to $8.0 million on continuing operations for the year ended September 30, 2013.  The decrease was primarily driven by a significant reduction in administrative and executive personnel.  Selling, general and administrative expenses decreased by $1.3 million to $942,000 on discontinued operations for the year ended September 30, 2013.  The decrease reflects the closure of S.T. Pipeline.

Asset Impairment.   In the fourth fiscal quarter of 2012, the Company recorded a goodwill impairment charge of $36.9 million, which represented the entire amount of goodwill carried on the Company’s balance sheet.  See Note 4 of the Notes to Consolidated Financial Statements.  Asset impairment on continuing operations was $32.7 million for the year ended September 30, 2012.  Asset impairment on discontinued operations was $4.2 million for the year ended September 30, 2012.

Income (loss) from operations.  Income from operations on continuing operations increased by $39.9 million to a profit of $2.0 million for the year ended September 30, 2013.  The increase in income from continuing operations was primarily due to the $32.7 million write down of impaired goodwill in fiscal year 2012 as well as the effects of the items mentioned above.  See Note 4 of the Consolidated Financial Statements.  Loss from discontinued operations decreased by $7.3 million to $2.1 million for the year ended September 30, 2013.  The decrease in loss from discontinued operations was primarily due to a $4.7 million write down of impaired goodwill in fiscal year 2012 as well as the effects of the items mentioned above.  See Note 4 of the Consolidated Financial Statements.

Interest Expense.  Interest expense decreased by $188,000 or 9.7% to $1.7 million for the year ended September 30, 2013.  The decrease was primarily due to the proceeds from the sale of S.T. Pipeline equipment being applied to reduce the outstanding debt owed to the bank group.

Income Taxes.  Income tax benefit on continuing operations for the period ending September 30, 2013 was $1.3 million as compared to income tax expense of $1.6 million for the period ending September 30, 2012.  Income tax benefit on discontinued operations was $1.4 million for the period ending September 30, 2013 as compared to income tax benefit of $2.1 million for the period ending September 30, 2012.  The Company’s effective tax rate (benefit) was (343.0)% for the period ending September 30, 2013 and (1.09)% for the period ending September 30, 2012.  The 2012 effective tax rate was driven by the Company establishing a valuation allowance against its deferred tax assets to offset a significant portion of the Company’s federal and state tax benefits that were not expected to be used in future years.  Due to a higher than expected taxable income resulting from operations and the sale of fixed assets in 2013, the Company recognized tax benefits from the reduction of net operating loss (NOL) carry forwards and the related valuation allowance.  Furthermore, the Company projects the federal NOL carry forwards will be used over the next several years, and thus reduced the NOL valuation and increased the tax benefit by an additional $1.5 million for the period ended September 30, 2013.  The Company currently has a tax asset related to NOL carry forwards of $5.0 million and a valuation allowance of $3.5 million for a net NOL asset of $1.5 million.

Net Income (Loss).  The net income for the year ended September 30, 2013 was $3.6 million, with $2.1 million resulting from continuing operations and $1.5 million resulting from proceeds from discontinued operations.  The net loss incurred for the year ended September 30, 2012 was $48.5 million, with $41.4 million resulting from continuing operations and $7.1 million from discontinued operations.

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

This was a unit price project for the replacement of approximately 12,000 feet of six inch pipe and 14,000 feet of twelve inch pipe in McDowell County, West Virginia.  The project began during the fourth quarter of fiscal year 2011 and was completed during the first quarter of fiscal year 2013.  The contract began with an estimated value of $8,612,000 and through contract additions and extra work increased by $1,041,550 to a final contract price of $9,653,550.  The project was billed every two weeks after actual quantities installed were agreed upon by a Company field supervisor and a customer inspector.

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

The Company recognized $592,000 of profit on the project for the quarter ended September 30, 2011.  However, the project began to experience difficulties in the quarter ended December 31, 2011 due to weather based project delays.  At this time, the Company recognized a $746,000 loss for the quarter, and a loss of $154,000 for the project to date.

The project experienced more than anticipated weather delays and presented more challenging conditions, slowing the anticipated progress during the quarter ended March 31, 2012, at which time the Company recorded an additional $4.7 million loss.  The major components of costs overruns during this period were labor, benefits, and equipment rental, all of which were greatly impacted due to lost time and inefficient production caused by the factors mentioned above.  Union contracts negotiated with the various unions involved with the projects call for rain out and/or show up time to be paid even if work is stopped due to weather conditions.  Total labor and benefit costs for the quarter was $3.0 million.  In addition to the impact on labor costs, weather conditions also extend the amount of time outside equipment rentals are required to complete the project.  Total outside equipment rental for the quarter was $560,000.

The project was completed during the first quarter of fiscal 2013 and finished with total revenue of $9,653,550, costs of $14,650,160 and a total project loss of $4,996,610. The Company does not anticipate any additional losses on this project.

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

The Company recognized $743,000 of profit on the project through the second quarter ended March 31, 2012.  However, the project began to experience difficulties in the quarter ended June 30, 2012 due to weather based project delays and inefficient production.  At this time, the Company recognized a $2.5 million loss for the quarter, and a loss of $1.7 million for the project to date.  It was during this quarter that the Company fell behind schedule on the project and made an attempt to make up for the lost and inefficient production by maintaining a higher labor force and outside equipment rentals than was originally estimated.  Major components of costs of revenues for the quarter were labor and burden of $7.1 million and outside equipment rental of $935,000.

The Company recognized another $1.1 million loss on the project during the quarter ended September 30, 2012.  Costs for the quarter exceeded the estimated costs to complete as of June 30, 2012 by $2.1 million. Partially offsetting these higher costs, the estimated contract payments increased by $1.0 million.  Major components of costs for the quarter were labor and burden of $1.4 million and outside equipment rentals of $500,000.

The project was completed during the quarter ended December 31, 2012 and finished with a total loss of $3.6 million.  The Company does not anticipate any additional losses on this project.

The Company is not engaged in any major projects at this time where material losses are expected.

Comparison of Financial Condition

The Company had total assets of $50.7 million at September 30, 2013, a decrease of $9.1 million from the prior fiscal year end balance.  Some primary components of the balance sheet were accounts receivable which totaled $16.8 million, an increase of $1.1 million from the prior year end balance, retainages receivable of $2.7 million, an increase of $952,000 and estimated earnings in excess of billings of $9.0 million, a decrease of $1.8 million from the prior year end.  Other major categories of assets at September 30, 2013 included cash of $6.2 million, an increase of $4.8 million from the prior year balance as well as net fixed assets of $9.8 million, a decrease of $9.3 million from prior year balance.

Liabilities totaled $35.8 million, a decrease of $17.6 million from the prior year balance. Current maturities of long-term debt decreased by $4.8 million.  Line of credit and short term borrowings decreased by $8.4 million. In total, short-term debt decreased by $13.2 million primarily reflecting the use of net proceeds from equipment sold to pay down debt.  Long –term debt decreased by $1.8 million.  The decrease was primarily due to the $1.4 million debt forgiveness by Chairman of the Board, Marshall Reynolds in exchange for 56 shares of Preferred Stock.  Overall, the long-term and short-term debt of the Company decreased by $15.0 million during the year. Accounts payable and accrued expenses decreased by $1.5 million.  Stockholders’ equity was $13.4 million, an increase of $8.5 million from the prior year due to the $3.6 million in net income generated by the Company in 2013 and $4.9 million in new equity raised through the Company’s private placement.

Liquidity and Capital Resources

Cash Requirements

On November 28, 2012 we entered into a Forbearance Agreement with our lender. The Forbearance Agreement, among other things, does not allow for additional draws on our revolving line of credit.  We can apply for a separate forbearance line of credit, but approval by our lender is at their discretion.  We prepare weekly cash forecasts for our own benefit and for submission to our lender.  We anticipate that our current cash and the cash to be generated from collection of our receivables will be adequate for our cash needs.

Sources and Uses of Cash

As of September 30, 2013, we had $6.2 million in cash, and working capital of $10.3 million, due in part to the $4.9 million equity raised in the Preferred Stock issuance.  The maturities of the total long term debt are as follows:

2014	$15,413,225
2015	512,556
2016	250,085
2017	226,043
2018	56,165
Thereafter	13,871
Total	$16,471,945

Line of Credit

The Company has established an eighteen million ($18,000,000) Line of Credit agreement with a regional bank.  The line of credit is subject to the terms of the Forbearance Agreement discussed above. Interest during the forbearance period is 6.5%, which expires May 31, 2014.  Cash available under the line is calculated based on a percentage of the Company’s accounts receivable with certain exclusions.  Major items excluded from calculation are certain percentages of receivables from bonded jobs and retainage as well as items greater than one hundred twenty (120) days old.  At September 30, 2013 the Company had outstanding borrowings $9.9 million on the line of credit.

The debt covenants, under the line of credit, with respect to the Company’s current ratio and debt to tangible net worth have been waived under the Forbearance Agreement.  The Company is in compliance with the remaining debt covenants at September 30, 2013.

In accordance with the terms of the Forbearance Agreement, the lender has agreed to forbear from exercising and enforcing its default-related rights under the notes.

Off-Balance Sheet transactions

Due to the nature of our industry, we often enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets.  Though for the most part not material in nature, some of these are:

Leases

Our work often requires us to lease various facilities, equipment and vehicles.  These leases usually are short term in nature, one year or less though at times we may enter into longer term leases when warranted.  By leasing equipment, vehicles and facilities, we are able to reduce our capital outlay requirements for equipment vehicles and facilities that we may only need for short periods of time.  The Company rented one piece of real estate from stockholders-directors of the Company under a long-term lease agreement.  This agreement was for the Company’s headquarter offices and was rented from a corporation in which two of the Company’s directors are shareholders.  The agreement, which called for $7,500 monthly rental payments, began November 1, 2008 and runs through October 31, 2013. The Company elected not to renew this lease but to instead combine the corporate headquarters with C.J. Hughes’ office in Huntington, WV.  The Company also rents office and shop space from other independent lessors.  The office space rental is $6,000 per month and extends to May 2014.  The shop rental is $5,800 monthly and extends to May 2014.

Letters of Credit

Certain of our customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors, vendors, etc. on various customer projects.  At September 30, 2013, the Company had one letter of credit outstanding in the amount of $953,340.

Performance Bonds

Some customers, particularly new ones or governmental agencies, require us to post bid bonds, performance bonds and payment bonds.  These bonds are obtained through insurance carriers and guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors.  If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the insurer make payments or provide services under the bond.  We must reimburse the insurer for any expenses or outlays it is required to make.  Effective October 19, 2012, the Company’s bonding company discontinued issuing the Company any new bonds until further notice.  The Company is actively searching for a new bonding company, but has not found one as of September 30, 2013.

Depending upon the size and conditions of a particular contract, we may be required to post letters of credit or other collateral in favor of the insurer.  Posting of these letters or other collateral will reduce our borrowing capabilities.  Historically, the Company has never had a payment made by an insurer under these circumstances and does not anticipate any claims in the foreseeable future.  At September 30, 2013, we had $16.7 million in performance bonds issued by the insurer outstanding.

Concentration of Credit Risk

In the ordinary course of business the Company grants credit under normal payment terms, generally without collateral, to our customers, which include natural gas and oil companies, general contractors, and various commercial and industrial customers located within the United States.  Consequently, we are subject to potential credit risk related to business and economic factors that would affect these companies.  However, we generally have certain statutory lien rights with respect to services provided.  Under certain circumstances such as foreclosure, we may take title to the underlying assets in lieu of cash in settlement of receivables.  The Company had only two customers that exceeded ten percent of revenues or receivables for the year ended September 30, 2013.  One customer represented 29.1% of revenues and 43.1% of accounts receivable. The other represented 11.2% of revenue and 8.4% of accounts receivable at September 30, 2013.

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

Inflation

Due to relatively low levels of inflation during the years ended September 30, 2013 and 2012, inflation did not have a significant effect on our results.

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

In February 2013, the FASB issued ASU 2013-02 “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This amendment does not change the current requirements for reporting net income or other comprehensive income in Financial Statements. These amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross reference to other disclosures required under U.S. GAAP that provide additional details about those amounts. We expect to adopt the new guidance beginning on October 1, 2014, and the adoption of the new guidance is not expected to impact our financial position, results of operations, comprehensive income or cash flows, other than the related disclosures to the extent applicable.

In April 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements: Topic Liquidation Basis of Accounting” (“ASU 2013-07”).  ASU 2013-07 requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent.  Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces. ASU 2013-07 will be effective for the Company beginning on November 1, 2014. The Company expects that the adoption of ASU 2013-07 will not have a material impact on its financial statements or disclosure.

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

At September 30, 2013 the Company has a tax asset related to NOL carry forwards of $5.0 million and a valuation allowance against the NOL of $3.5 million.  The net deferred tax asset on the Company’s balance sheet is $3.9 million.  The amount considered more likely than not to be realized is based on management’s projection of future taxable income, including projected tax basis gain on the sale of the assets of S T Pipeline.

Goodwill

The Company has selected July 1 as the date of the annual goodwill impairment evaluation, which is the first day of our fourth fiscal quarter.  Goodwill was assigned to the operating units at the time of acquisition.  The  reporting units to which goodwill was assigned  are CJ Hughes (“CJ”), Contractors Rental Corp (a subsidiary of CJ Hughes-“CRC”), Nitro Electric (a subsidiary of CJ Hughes-“Nitro”) and to ST Pipeline.  The assignment to CJ consolidated and ST Pipeline was based on the purchase price of each company.  Both purchases were supported by fairness opinions.  The allocation of the goodwill arising from the purchase of CJ was allocated between CJ/CRC and Nitro based on an internally prepared analysis of the relative fair values of each unit.

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

Self Insurance

The Company has its workers’ compensation, general liability and auto insurance through a captive insurance company.  While the Company believes that this arrangement has been very beneficial in reducing and stabilizing insurance costs the Company does have to maintain a restricted cash account to guarantee payments of premiums. That restricted account had a balance of $1.4 million as of September 30, 2013.  Should the captive experience severe losses over an extended period, it could have a detrimental effect on the Company.

Current and Non-Current Accounts Receivable and Provision for Doubtful Accounts

The Company provides an allowance for doubtful accounts when collection of an account is considered doubtful.  Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates relating to, among others, our customer’s access to capital, our customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer.  While most of our customers are large well capitalized companies, should they experience material changes in their revenues and cash flows or incur other difficulties and not be able to pay the amounts owed, this could cause reduced cash flows and losses in excess of our current reserves.  At September 30, 2013, the management review deemed that the allowance for doubtful accounts was adequate.

Outlook

The following statements are based on current expectations.  These statements are forward looking, and actual results may differ materially.

Prior to the general economic crisis that severely impacted demand in 2009, our customers were experiencing high demands for their products, particularly natural gas.  Currently, we are seeing the increased demand for our services and accordingly, we would expect to see projected spending for our customers on their transmission and distribution systems increasing dramatically over the next few years.  However, with the current uncertainty in the economy the demand for the customer’s project could wane and also their ability to fund planned projects could be reduced.  The Company’s backlog at September 30, 2013 was $52.6 million and while adding additional business projects appears likely, no assurances can be given that the Company will be successful in bidding on projects that become available.  Moreover, even if the Company obtains contracts, there can be no guarantee that the projects will go forward.

The Company’s ability to complete the existing backlog and to obtain and perform additional work will be dependent on the Company complying with the terms of the Forbearance Agreement with our lender and finding alternative funding, possibly including an infusion of equity capital.  See the “Liquidity and Capital Resources” section for further discussion.

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

/s/ Charles P. Crimmel
Charles P. Crimmel
Chief Financial Officer

The report set forth under this Item 9A (b) shall not have been deemed filed for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of Section 18.

(c)  Changes in Internal Controls over Financial Reporting

There has been no change in Energy Services of America Corp.’s internal control over financial reporting during Energy Services of America Corporation’s fourth quarter of fiscal year 2013 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

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

Larry A. Blount was appointed as Chief Financial Officer and Secretary of the Company.  Mr. Blount graduated from West Virginia State University with a Bachelor of Science degree in Business Administration and Accounting.  He is also a Certified Public Accountant.  Mr. Blount was employed by Union Boiler Company, in various capacities, including Staff Accountant, Internal Auditor, Chief Accountant and Controller, from 1980-1996.  From 1996-2003 he was Controller and Vice-President of Accounting and Finance for Williams Group International.  He served as Divisional Accounting Manager for Alberici Constructors from 2003-2005. From 2005-2007, Mr. Blount served as Vice President, Chief Financial Officer, Secretary and Treasurer for Nitro Electric Company. Mr. Blount retired on November 1, 2013.

Charles P. Crimmel was appointed as Chief Financial Officer of the Company on November 1, 2013 after serving as Controller from 2008 to 2013.  Mr. Crimmel graduated from West Virginia University in 1995 with a Bachelor of Science degree in Business Administration and Accounting.  Mr. Crimmel was employed by Union Boiler Company as a Field Clerk and Staff Accountant from 1995 to 1996.  From 1996-2005, Mr. Crimmel served as Staff Accountant and Controller for Williams Union Boiler/Williams Service Group.  From 2005-2008, Mr. Crimmel was Controller for Nitro Electric Company.

Board Independence

The Board of Directors consists of a majority of “independent directors” within the meaning of the NYSE Amex corporate governance listing standards.  The Board of Directors has determined that Messrs. Scaggs, Molihan, Logan and Kapourales are “independent directors” within the meaning of such standards. There were no transactions not required to be reported under “—Certain Relationships and Related Transactions” that were considered in determining the independence of our directors.

The Board of Directors has adopted a policy that the independent directors of the Board of Directors shall meet in executive sessions periodically, which meetings may be held in conjunction with regularly scheduled board meetings.  No executive session was held during the fiscal year ended September 30, 2013.
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

Section 16(a) Beneficial Ownership Reporting Compliance

Our common stock is registered with the Securities and Exchange Commission pursuant to Section 12(b) of the Securities Exchange Act of 1934.  The officers and directors and beneficial owners of greater than 10% of our common stock are required to file reports on Forms 3, 4 and 5 with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of the common stock.  Securities and Exchange Commission rules require disclosure in our Proxy Statement or Annual Report on Form 10-K of the failure of an officer, director or 10% beneficial owner of our common stock to file a Form 3, 4 or 5 on a timely basis.  Based on our review of ownership reports required to be filed for the fiscal year ended September 30, 2013, all of our directors, officers and owners of more than 10% of our common stock filed these reports on a timely basis.

Meetings of the Board of Directors

During fiscal 2013, the Board of Directors held twelve regular meetings and six special meetings.  No director attended fewer than 75% in the aggregate of the total number of board meetings held.  All directors serving on our committees attended more than 75% of the total number of committee meetings on which they served during fiscal 2013.  Although not required, attendance of Board members at the Annual Meeting of Stockholders is encouraged.  All members of our Board of Directors attended the 2013 Annual Meeting of Stockholders.

Board Committees

The Board of Directors has an audit committee. Our audit committee charter is available for inspection at www.energyservicesofamerica.com.

Audit Committee.  The Audit Committee consisted of Messrs. Scaggs, Logan, and Molihan, with Mr. Scaggs acting as chairman of the committee in fiscal 2013.  The audit committee met four times during the fiscal year ended September 30, 2013.  All of the directors appointed to the audit committee are independent members of the board of directors, as defined by Securities and Exchange Commission rules and the NYSE Amex corporate governance listing standards. Each member of the audit committee is financially literate, and the Board of Directors has determined that Mr. Molihan qualifies as audit committee financial expert, as such term is defined by Securities and Exchange Commission rules.

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

The Audit Committee approved the appointment of Arnett Foster Toothman to be our independent registered public accounting firm for the 2014 fiscal year.  A representative of Arnett Foster Toothman. is expected to attend the Annual Meeting.

Nominating Committees.  The Board has determined that the independent members of the Board of Directors will perform the duties of the nominating committee of the Board of Directors. The nominating committee does not have a written charter.  The nominating committee will (i) identify individuals qualified to become members of the Board of Directors and recommend to the Board of Directors the nominees for election to the Board of Directors; (ii) recommend director nominees for each committee to the Board of Directors; and (iii) identify individuals to fill any vacancies on the Board of Directors.  The nominating committee met one time during the fiscal year ended September 30, 2013.

The nominating committee of the Board identifies nominees by first evaluating the current members of the Board of Directors willing to continue in service.  Current members of the Board of Directors with skills and experience that are relevant to our business and who are willing to continue in service are first considered for renomination, balancing the value of continuity of service by existing members of the Board of Directors with that of obtaining a new perspective.  If any member of the Board of Directors does not wish to continue in service, or if the Board decides not to re-nominate a member for re-election, or if the size of the Board of Directors is increased, the independent directors would solicit suggestions for director candidates from all board members. The independent directors would seek to identify a candidate who at a minimum satisfies the following criteria:

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

Procedures for the Nomination of Directors by Stockholders

The Board of Directors has adopted procedures for the submission of director nominees by stockholders.  If a determination is made that an additional candidate is needed for the Board of Directors, the independent members of the Board of Directors will consider candidates submitted by our stockholders.  Stockholders can submit the names of qualified candidates for director by writing to our Corporate Secretary at 75 West 3rd Ave., Huntington, West Virginia 25701.  The Corporate Secretary must receive a submission not less than forty-five (45) days prior to the date of our proxy materials for the preceding year’s annual meeting.  The submission must include the following information:

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

Stockholder Communications with the Board

A stockholder who wants to communicate with the Board of Directors or with any individual director can write to the Corporate Secretary at 75 West 3rd Ave., Huntington, West Virginia 25701, Attention:  Corporate Secretary.  The letter should indicate that the author is a stockholder and if shares are not held of record, should include appropriate evidence of stock ownership.  Depending on the subject matter, management will:

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

For 2013, in making compensation decisions, the compensation committee did not use numerical formulas to determine changes in compensation for the named executive officers. The committee considered a variety of factors in its deliberations over executive compensation, emphasizing the profitability and scope of our operations, the experience, expertise and management skills of the named executive officers and their role in our future success, as well as compensation surveys prepared by professional firms to determine compensation paid to executives performing similar duties for similarly sized institutions.  While the quantitative and non-quantitative factors described above were considered by the committee, such factors were not assigned a specific weight in evaluating the performance of the named executive officers. In determining the Chief Executive Officer’s bonus, the Chairman of the Board also considers the above factors and makes a recommendation to the committee which authorizes such bonus. For the other named executive officers, the Chief Executive Officer considers the above factors and makes a recommendation to the committee which authorized their bonuses.

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

Summary Compensation Table for Executives.  The following table shows the compensation of Edsel R. Burns, our principal executive officer until August 27, 2012, Harley F. Mooney, who replaced Mr. Burns as of August 27, 2012, Douglas V. Reynolds, who replaced Mr. Mooney as of December 6, 2012, and Larry Blount, the only other executive officer who received total compensation of $100,000 during the past fiscal year for services to the company or any of its subsidiaries during the years ended September 30, 2013 and 2012.

Summary Compensation Table
					All other
				Stock Awards	compensation
Name and Principal Position	Year	Salary	Bonus	(1)	(2)	Total
Edsel R. Burns	2013	$—	$—	$—	$—	$—
President and Chief Executive	2012	$151,000	$—	$ __	$20,260	$171,260
Officer

Harley F. Mooney	2013	$23,077	$—	$—	$—	$23,077
President and Chief Executive	2012	$5,769	$—	$—	$—	$5,769
Officer

Douglas V. Reynolds	2013	$61,846	$—	$—	$—	$61,846
President and Chief Executive
Officer

Larry Blount	2013	$125,000	$—	$—	$8,185	$133,185
Secretary/Treasurer and Chief	2012	$125,000	$—	$—	$9,504	$134,504
Financial Officer

(1)	This is the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.
(2)
Other compensation for 2013 includes 401(k) match of $ 649 and vehicle rental of $7,536 for Mr. Blount. Other compensation for 2012 includes Director fees of $11,000 for Mr. Burns, 401(k) match of $2,352 for Mr. Burns and $1,968 for Mr. Blount and vehicle rental of $6,908 for Mr. Burns and $7,536 for Mr. Blount.

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

Outstanding Equity Awards at Year End.  There were no outstanding equity awards as of September 30, 2013.

Energy Services 401(k) Plan

401(k) Retirement Plans

We maintain the Energy Services of America Staff 401(k) Retirement Plan.  Our four wholly owned subsidiaries, C. J. Hughes Construction Company, Inc., Nitro Electric Company, Inc., Contractors Rental Corporation, and ST Pipeline adopted the Plan on behalf of their non-union employees.  Employees are immediately eligible for the Plan upon date of hire but must wait until a quarterly entry date to join the Plan.  Employees may contribute eligible wages up to the maximum indexed dollar amount set by the Internal Revenue Service, which was $17,500 for 2013.  In addition, participants who are age 50 or older by the end of the plan year may elect to defer up to an additional $5,500 into the 401(k) plan for 2013.  The Company matched $0.25 on each dollar contributed up to 6% of eligible wages, but discontinued the match in January 2013.  Additionally, each plan year, the Company may make discretionary profit-sharing contributions for participants who are actively employed on the last day of the plan year.  The discretionary contributions will be allocated to a qualifying participant’s individual account based on the ratio of his or her compensation to the total compensation of all qualifying participants for the Plan Year. No discretionary profit sharing contributions were made in 2013.  Participants direct the investment of their account in the Plan, selecting from investment funds provided under the Plan. Participants receive quarterly benefit statements that provide information on their account balances and have immediate access to their account through an Interactive Voice Response System and the Internet.  Plan benefits are paid as soon as administratively possible following the participant’s termination of employment.  Lump sums, partial payments and installment payments are available if the participant’s account balance exceeds $1,000.

Energy Services of America Corporation 2009 Employee Stock Purchase Plan

The plan enables eligible employees to purchase common stock through payroll deductions. The plan is intended to qualify under Section 423 of the Internal Revenue Code and its regulations.  During 2013 we did not utilize the plan.

Directors’ Compensation

Director Compensation.  The table set forth below shows the compensation of our non-executive directors for the fiscal year ended September 30, 2013.  We did not make any non-equity incentive plan awards to directors and there were no preferential earnings on nonqualified deferred compensation.

Director Compensation
Name	Fees earned or paid in cash ($)	Stock Awards ($)	All other compensation ($)	Total ($)
Jack M. Reynolds	—	—	—	—
Neal W. Scaggs	—	—	—	—
Joseph L. Williams	—	—	—	—
Keith Molihan	—	—	—	—
Nester S. Logan	—	—	—	—
Samuel G. Kapourales	—	—	—	—
Marshall T. Reynolds	—	—	—	—

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

For 2013, in making compensation decisions, the compensation committee did not use numerical formulas to determine changes in compensation for the named executive officers. The committee considered a variety of factors in its deliberations over executive compensation, emphasizing the profitability and scope of our operations, the experience, expertise and management skills of the named executive officers and their role in our future success, as well as compensation surveys prepared by professional firms to determine compensation paid to executives performing similar duties for similarly sized institutions.  While the quantitative and non-quantitative factors described above were considered by the committee, such factors were not assigned a specific weight in evaluating the performance of the named executive officers. In determining the Chief Executive Officer’s bonus, the Chairman of the Board also considers the above factors and makes a recommendation to the committee which authorizes such bonus. For the other named executive officers, the Chief Executive Officer considers the above factors and makes a recommendation to the committee which authorized their bonuses.

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

Name and Address of Beneficial Owners	Amount of Shares Owned and Nature of Beneficial Ownership(1)	Percent of Shares of Common Stock Outstanding

All Directors, Nominees and Executive Officers as a Group (9 persons)	4,646,396	32.01%
Principal Stockholders:
Marshall T. Reynolds 75 West 3rd Ave., Huntington, West Virginia 25701	1,712,773	11.80%

Douglas V. Reynolds 75 West 3rd Ave., Huntington, West Virginia 25701	1,259,440	8.68%

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

The table below sets forth certain information regarding the composition of our Board of Directors, including the terms of office of board members.

Names and Address (1)	Age(2)	Positions Held	Director Since	Current Term to Expire	Shares of Common Stock Beneficially Owned on Record Date (3)	Percent of Class
Directors/Nominees:

Marshall T. Reynolds	77	Chairman and Director	2006	2014	1,712,773	11.80%

Larry A.Blount, retired November 1, 2013	64	Secretary/Treasurer, Chief Financial Officer	n/a	n/a	9,000	0.06

Jack M. Reynolds	48	Director	2006	2014	441,549	3.04

Neal W. Scaggs	77	Director	2006	2014	403,540	2.78

Joseph L. Williams	68	Director	2006	2014	119,049	0.82

Keith Molihan	71	Director	2008	2014	2,500	0.02

Douglas V. Reynolds	37	Chief Executive Officer	2008	2014	1,259,440	8.68

Nester S. Logan	74	Director	2010	2014	333,111	2.29

Samuel G. Kapourales	78	Director	2010	2014	365,434	2.52

Charles P. Crimmel	40	Chief Financial Officer	n/a	n/a	-	-

All Directors and Executive Officers as a Group (9 persons)					4,646,396	32.01%

*	Less than 1%.
(1)	The mailing address for each person listed is 75 West 3rd Ave., Huntington, WV 25701.
(2)	As of September 30, 2013.
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

The Board of Directors has adopted a policy that the independent directors of the Board of Directors shall meet in executive sessions periodically, which meetings may be held in conjunction with regularly scheduled board meetings.  No executive session was held during the fiscal year ended September 30, 2013.

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

Audit Fees

We paid our principal accountant $133,000 and $125,855 for the services they have performed in connection with the audit of our financial statements included in our Annual Report for fiscal 2013 and 2012, respectively.

Audit-Related Fees

During fiscal 2013 and 2012 we incurred $0 and $0, respectively, for services, our independent registered public accounting firm rendered related to review of comments from, and responses to, Securities and Exchange Commission comments.

Tax Fees

During the fiscal year ended September 30, 2013, we paid our principal accountant $39,000 for tax compliance services.  During the fiscal year ended September 30, 2012, we paid our principal accountant $41,628 for tax compliance services.

All Other Fees

During fiscal years 2013 and 2012, there were $1,885 and $0, respectively, for fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

Changes in Independent Registered Public Accountants

None.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(a)(1)	Consolidated Financial Statements

Energy Services of America Corporation

	Report of Independent Registered Public Accounting Firm	F-1

	Balance Sheets, September 30, 2012 and September 30, 2013	F-2

	Statements of Income, Years Ended September 30, 2012 and September 30, 2013	F-3

	Statements of Changes in Shareholders’ Equity, Years Ended September 30, 2012 and September 30, 2013	F-4

	Statements of Cash Flows, Years Ended September 30, 2012 and September 30, 2013	F-5

	Notes to Financial Statements.	F-6

(a)(2)	Financial Statement Schedules

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

ENERGY SERVICES OF AMERICA CORPORATION

Date: December 20, 2013	By:	/s/ Douglas V. Reynolds
Douglas V. Reynolds
Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Position	Date

By	/s/ Marshall T. Reynolds	Chairman of the Board	December 20, 2013
Marshall T. Reynolds

By	/s/ Jack Reynolds	Director	December 20, 2013
Jack R. Reynolds

By	/s/ Charles P. Crimmel	Chief Financial Officer	December 20, 2013
Charles P. Crimmel

By	/s/ Neal W. Scaggs	Director	December 20, 2013
Neal W. Scaggs

By	/s/ Joseph L. Williams	Director	December 20, 2013
Joseph L. Williams

By	/s/ Keith Molihan	Director	December 20, 2013
Keith Molihan

By	/s/ Nester S. Logan	Director	December 20, 2013
Nester S.Logan

By	/s/ Samuel G. Kapourales	Director	December 20, 2013
Samuel G. Kapourales

By	/s/ Douglas V. Reynolds	President and Chief Executive Officer, and Director	December 20, 2013
Douglas V. Reynolds

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors

Energy Services of America Corporation

Huntington, West Virginia

We have audited the accompanying consolidated balance sheets of Energy Services of America Corporation and subsidiaries as of September 30, 2013 and 2012, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Services of America Corporation and subsidiaries as of September 30, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 3 and 11 to the financial statements, the Company has suffered recurring losses from operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 4 to the financial statements, the Company liquidated the assets of one of their subsidiaries, S.T. Pipeline, on May 14, 2013.

ARNETT FOSTER TOOTHMAN PLLC

Charleston, West Virginia

December 20, 2013

gfr/03096/audit/corr/opinion

101 Washington Street East │P.O. Box 2629

Charleston, WV 25329

304.346.0441 │ 800.642.3601

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED BALANCE SHEETS
As of September 30, 2013 and 2012

Assets	2013	2012

Current Assets
Cash and cash equivalents	$6,152,382	$1,398,301
Accounts receivable-trade	16,774,884	15,632,300
Allowance for doubtful accounts	(236,657)	(240,071)
Retainages receivable	2,666,066	1,713,702
Other receivables	271,572	277,933
Costs and estimated earnings in excess of billings on uncompleted contracts	9,034,956	10,856,769
Deferred tax asset	1,809,684	1,250,154
Prepaid expenses and other	2,191,551	2,005,233
Assets of discontinued operations	2,274,079	7,808,451
Total Current Assets	40,938,517	40,702,772

Property, plant and equipment, at cost	28,801,218	29,060,709
less accumulated depreciation	(19,198,168)	(16,485,112)
Assets of discontinued operations, net	155,833	6,477,380
	9,758,883	19,052,977
Total Assets	$50,697,400	$59,755,749

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$5,280,558	$10,118,907
Lines of credit and short term borrowings	10,132,667	18,516,276
Accounts payable	6,367,120	8,171,650
Accrued expenses and other current liabilities	3,422,385	3,177,481
Billings in excess of costs and estimated earnings on uncompleted contracts	3,697,887	1,305,559
Income taxes payable	384,303	-
Liabilities of discontinued operations	1,370,465	2,149,435
Total Current Liabilities	30,655,385	43,439,308

Long-term debt, less current maturities	1,058,720	1,623,771
Long-term debt, payable to shareholder	-	1,223,325
Deferred income taxes payable	3,283,124	4,426,751
Liabilities of discontinued operations	756,983	2,601,229
Total Liabilities	35,754,212	53,314,384

Stockholders’ equity

Preferred stock, $.0001 par value
Authorized 1,000,000 shares, 196 issued	-	-
Common stock, $.0001 par value
Authorized 50,000,000 shares
Issued and outstanding 14,514,836 shares for 2013 and
14,458,836 shares for 2012	1,451	1,446

Additional paid in capital	61,039,262	56,107,650
Retained earnings (deficit)	(46,097,525)	(49,667,731)

Total Stockholders’ equity	14,943,188	6,441,365

Total liabilities and stockholders’ equity	$50,697,400	$59,755,749

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the years ended September 30, 2013 and 2012

	2013	2012

Revenue	$108,820,315	$109,019,856

Cost of revenues	98,804,399	104,375,422

Gross profit	10,015,916	4,644,434

Selling and administrative expenses	8,047,951	9,856,117
Asset Impairment	-	32,736,658
Income (loss) from operations	1,967,965	(37,948,341)

Other income (expense)
Interest income	1,368	2,534
Other nonoperating income (expense)	(12,751)	3,735
Interest expense	(1,739,689)	(1,927,325)
Gain on sale of equipment	531,270	25,472
	(1,219,802)	(1,895,584)
Income (loss) from continuing operations before income taxes	748,163	(39,843,925)

Income tax expense (benefit)	(1,318,854)	1,551,495
Income (loss) from continuing operations	2,067,017	(41,395,420)

Income (loss) from discontinued operations
net of tax benefit of $1.45 million and $2.09 million in 2013 and 2012 respectively	1,503,189	(7,126,757)
Net income (loss)	$3,570,206	$(48,522,177)

Weighted average shares outstanding-basic	14,461,383	14,448,336

Weighted average shares-diluted	14,923,255	14,448,336

Earnings (loss) per share from continuing operations	$0.143	$(2.865)

Earnings (loss) per share from continuing operations-diluted	$0.139	$(2.865)

Earnings (loss) per share	$0.247	$(3.358)

Earnings (loss) per share-diluted	$0.239	$(3.358)

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the years ended September 30, 2013 and 2012

					Total
	Common Stock		Additional Paid	Retained	Stockholders’
	Shares	Amount	in Capital	Earnings (Deficit)	Equity

Balance at September 30, 2011	14,446,836	$1,445	$56,059,825	$(1,145,554)	$54,915,716

Vested stock grants	12,000	1	(1)	-	-

Share-based compensation expense	-	-	47,826	-	47,826

Net loss	-	-	-	(48,522,177)	(48,522,177)

Balance at September 30, 2012	14,458,836	$1,446	$56,107,650	$(49,667,731)	$6,441,365

Share-based compensation expense	-	-	31,648	-	31,648

Private placement of preferred stock			4,899,965	-	4,899,965

Common stock purchased	(300,000)	(30)	-	-	(30)

Common stock issued from private placement	350,000	34	-	-	34

Vested stock grants	6,000	1	(1)	-	-

Net Income	-	-	-	3,570,206	3,570,206

Balance at September 30, 2013	14,514,836	$1,451	$61,039,262	$(46,097,525)	$14,943,188

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended September 30, 2013 and 2012

	2013	2012
Cash flows from operating activities:
Net income (loss)	$3,570,206	$(48,522,177)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation expense	4,239,374	5,848,045
Gain on sale/disposal of equipment	(2,680,668)	(45,930)
Provision for bad debts	300,000	-
Provision for deferred taxes	(3,148,663)	(536,248)
Share-based compensation expense	31,648	47,826
Goodwill Impairment	-	36,914,021
Decrease in contracts receivable	1,675,299	621,387
(Increase) decrease in retainage receivable	(478,851)	8,005,760
(Increase) decrease in other receivables	46,497	(25,541)
Decrease in cost and estimated earnings in excess of billings on uncompleted contracts	2,225,298	1,364,334
Increase in prepaid expenses	(165,037)	(115,069)
Increase (decrease) in accounts payable	(2,192,616)	1,316,874
Decrease in accrued expenses	(82,980)	(1,684,213)
Increase (decrease) in billings in excess of cost and estimated earnings on uncompleted contracts	2,329,328	(1,554,983)
Increase in income taxes payable	384,303	-
Net cash provided by operating activities	6,053,138	1,634,086

Cash flows from investing activities:
Investment in property & equipment	(902,172)	(1,341,811)
Proceeds from sales of property and equipment	8,868,573	241,856
Net cash used in investing activities	7,966,401	(1,099,955)

Cash flows from financing activities:
Repayment of loans from shareholders	(1,223,325)	(1,176,675)
Proceeds from private placement of preferred stock	4,899,965	-
Par value of common stock issued to preferred shareholders	34	-
Treasury stock purchased by company	(30)	-
Borrowings on lines of credit and short term debt, net of (repayments)	(8,383,609)	4,640,553
Principal payments on long term debt	(5,634,413)	(4,301,584)
Net cash used in financing activities	(10,341,378)	(837,706)

Increase (decrease) in cash and cash equivalents	3,678,161	(303,575)
Cash beginning of period	2,661,721	2,965,296
Cash end of period	$6,339,882	$2,661,721

Supplemental schedule of noncash investing and financing activities:
Insurance premiums financed	$2,784,193	$2,867,738
Purchases of property & equipment under financing agreements	$231,013	$499,870

Supplemental disclosures of cash flows information:

Cash paid during the year for:
Interest	$1,830,357	$1,834,277
Insurance premiums financed	$3,079,319	$2,351,462

ENERGY SERVICES OF AMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS AND ORGANIZATION:

Energy Services of America Corporation, formerly known as Energy Services Acquisition Corp., (the Company) was incorporated in Delaware on March 31, 2006 as a blank check company whose objective was to acquire an operating business or businesses.  On September 6, 2006 the Company sold 8,600,000 units in the public offering at a price of $6.00 per unit.  Each unit consisted of one share of the Company’s common stock and two common stock purchase warrants for the purchase of a share of common stock at $5.00.  The warrants could not be exercised until the later of the completion of the business acquisition or one year from issue date.   The Company operated as a blank check company until August 15, 2008.  On that date the Company acquired S.T. Pipeline, Inc. and C.J. Hughes Construction Company, Inc. with proceeds from the Company’s Initial Public Offering.  C. J Hughes operatesas wholly owned subsidiaries of the Company, while the S.T. Pipeline operations have been disontinued.

S.T. Pipeline, Inc. (S.T.) was incorporated in May 1990 under the laws of the State of West Virginia.  S.T. engaged in the construction of natural gas pipelines for utility companies in various states, mostly in the mid-Atlantic area of the country.   On November 28, 2012, the Company committed to the closing and subsequent disposition of the assets of S. T. Pipeline under the terms of a Forbearance Agreement of that date concerning the Company’s short term and long-term debt.  See Note 11, Long-Term Debt, for further information. The financial position and results of operations of S.T. Pipeline, Inc. have been presented as discontinued operations in the accompanying financial statements for all presented periods.  The Company liquidated the assets of S.T. Pipeline on May 14, 2013.  See Note 4 for further details.

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

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed-rate debt to unrelated parties was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities.  The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $6.6 million at September 30, 2013 was $6.6 million.

The Company uses fair value measurements on a non-recurring basis in its assessment of goodwill and long-lived assets held and used. In accordance with its annual impairment test during the quarter ended September 30, 2012, the Company recorded a goodwill impairment charge of $36.9 million, which represented the entire amount of goodwill carried on the Company’s balance sheet.  The fair value measurements were calculated using unobservable inputs, using a weighted average of the discounted cash flow approach and two market approach analyses, all of which are classified as Level 3 within the fair value hierarchy.  The amount and timing of future cash flows was based on our most recent operational budgets.  The Company uses the assistance of third party specialists to develop valuation assumptions. Refer to Note 5, Goodwill and Intangible Assets, for further information.

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

Goodwill and Other Intangibles

The Company’s goodwill was acquired in two separate purchase transactions that were consummated on August 15, 2008.  The Company selected July 1 for its annual impairment testing date, which is the first day of the fourth fiscal quarter.  In accordance with U.S. Generally Accepted Accounting Principles, goodwill will be tested for impairment between annual testing dates if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  An impairment charge of $36.9 million was recorded in the fourth fiscal quarter of 2012 as further disclosed in Note 5 to the financial statements.

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

Self Insurance

The Company has its workers compensation, general liability and auto insurance through a captive insurance company.  While the Company believes that this arrangement has been very beneficial in reducing and stabilizing insurance costs the Company does have to maintain a restricted cash account to guarantee payments of premiums. That restricted account had a balance of $1.4 million as of September 30, 2013. Should the captive experience severe losses over an extended period, it could have a detrimental effect on the Company.

                Advertising

All advertising costs are expensed as incurred.  Total advertising expense was $8,073 and $20,664 for the years ended September 30, 2013 and 2012, respectively.

Stock Compensation Plans

The Company has issued restricted stock under its Long-Term Incentive Plan.  The Company accounts for its equity based compensation as prescribed by U.S. Generally Accepted Accounting Principles for share-based payments.  The Company has adopted a fair value based method of accounting for employee equity based plans, whereby compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. As a result, compensation expense relating to stock compensation plans will be reflected in net income as part of “Salaries and employee benefits” on the Consolidated Statements of Income.  For the year ending September 30, 2013 and 2012 respectively, $31,648 and $47,826 was recognized as compensation expense.

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

In February 2013, the FASB issued ASU 2013-02 “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This amendment does not change the current requirements for reporting net income or other comprehensive income in Financial Statements. These amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross reference to other disclosures required under U.S. GAAP that provide additional details about those amounts. We expect to adopt the new guidance beginning on October 1, 2014, and the adoption of the new guidance is not expected to impact our financial position, results of operations, comprehensive income or cash flows, other than the related disclosures to the extent applicable.

In April 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements: Topic Liquidation Basis of Accounting “(“ASU 2013-07”).  ASU 2013-07 requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent.  Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces. ASU 2013-07 will be effective for the Company beginning on November 1, 2014. The Company expects that the adoption of ASU 2013-07 will not have a material impact on its financial statements or disclosure.

3.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company sustained a loss of $48.5 million for the year-end September 30, 2012, which included a write-down for impairment of goodwill of $36.9 million.  On November 28, 2012, the Company entered into a Forbearance Agreement with its lender.  The Forbearance Agreement, among other things, required the closing and subsequent sale of S. T. Pipeline’s assets and also requires formulation of recommendations relating to the on-going operations of Nitro Electric, C. J. Hughes and Contractors Rental Corporation including refinancing, sale or liquidation of the companies.  The Forbearance Agreement also prohibits the Company from making any addition draws on its revolving line of credit, which will make funding of future contract work difficult.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Please see Note 11 for further details.

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

The operating results for S.T. Pipeline, Inc. for the years ended September 30, 2013 and 2012 are as follows:

	Years Ended September 30,
	2013	2012
	(In Millions)	(In Millions)
Sales	$2.10	$48.72
Cost of Revenues	3.25	51.68
Gross loss	(1.15)	(2.96)
Selling & administrative expenses	0.94	2.23
Asset impairment	-0-	4.18
Loss from operations	(2.09)	(9.37)
Other income	-0-	0.13
Gain on sale of equipment	2.15	0.02
Income (loss) before tax	0.06	(9.22)
Income tax benefit	(1.44)	(2.09)
Net income (loss)	$1.50	$(7.13)

The following table shows the components of asset and liabilities that are classified as discontinued operations in the Company’s consolidated balances sheets for the years ended September 30, 2013 and 2012 (in Thousands).

	At September 30,
	2013	2012
Accounts receivable, net	$(268)	$2,853
Costs in excess of billings	-	403
Retainages receivable	291	764
Deferred tax asset	2,042	2,440
Prepaid and other current assets	210	1,348
Assets of discontinued operations-current	2,275	7,808
Property, plant, and equipment, net	156	6,477
Total assets of discontinued operations	2,431	14,285

Accounts payable	1,357	1,745
Billings in excess of cost	-	63
Accrued expenses and other current liabilities	13	341
Liabilities of discontinued operations-current	1,370	2,149
Liabilities of discontinued operations-long term	757	2,601
Total liabilities of discontinued operations	2,127	4,750
Net assets	$304	$9,535
F-14

Cash flows from discontinued operations for years ended September 30, 2013 and 2012 are as follows:

	Twelve Months Ended	Twelve Months Ended
Cash Flows from operating activities:	September 30, 2013	September 30, 2012

Net income (loss)	$1,503,189	$(7,126,757)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	438,220	1,806,353
Provision for bad debts	300,000	-
Gain loss on sale/disposal of equipment	(2,149,398)	(20,458)
Provision for deferred taxes	(1,445,506)	(2,155,714)
Goodwill impairment	-	4,177,363
Decrease in contracts receivable	2,821,297	3,431,517
Decrease in retainage receivable	473,513	2,643,563
(Increase) decrease in other receivables	40,136	(29,523)
Decrease in cost and estimated earnings in excess of billings on uncompleted contracts	403,485	3,138,225
Decrease in prepaid expenses	21,281	35,207
Decrease in accounts payable	(388,086)	(1,448,168)
Decrease in accrued expenses	(327,884)	(1,888,125)
Decrease in billings in excess of costs and estimated earnings on uncompleted contracts	(63,000)	(425,977)
Advance to parent	(10,735,892)	(1,130,822)
Net cash provided by (used in) operating activities	(9,108,645)	1,006,684
Cash flows from investing activities:
Proceeds from sales of property and equipment	8,032,725	83,722
Investment in property and equipment	-	(379,575)
Net cash provided by (used in) investing activities	8,032,725	(295,853)

Cash flows from financing activities:
Principle payments on long term debt	-	(299,232)
Net cash used in financing activities	-	(299,232)

Increase (decrease) in cash and cash equivalents	(1,075,920)	411,599
Cash beginning of period	1,263,420	851,821
Cash end of period	$187,500	$1,263,420

Supplemental schedule of noncash investing and financing activities:
	$-	$-

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$526	$4,572

5.   GOODWILL AND INTANGIBLE ASSETS

A summary of changes in the Company’s goodwill is as follows:

	Year Ended September 30,

	2013	2012

Balance at beginning of year	$-0-	$36,914,021
Impairment	-0-	36,914,021
Balance at end of year	$-0-	$-0-

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

6.   ACCOUNTS RECEIVABLE

Activity in the Company’s allowance for doubtful accounts consists of the following:

	Year Ended September 30,

	2013	2012
Continuing Operations
Balance at beginning of year	$240,071	$278,339
Charged to expense	-0-	-0-
Deductions for uncollectible receivables written off, net of recoveries	(3,414)	(38,268)
Balance at end of year	$236,657	$240,071

	Year Ended September 30,

	2013	2012
Discontinued Operations
Balance at beginning of year	$-0-	$-0-
Charged to expense	300,000	-0-
Deductions for uncollectible receivables written off, net of recoveries	-0-	-0-
Balance at end of year	$300,000	$-0-

7.  UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

	Year Ended September 30,

	2013	2012
Costs incurred on contracts in progress	$159,962,769	$177,189,987
Estimated earnings, net of estimated losses	3,929,091	10,229,134
	163,891,860	187,419,121
Less Billings to date	158,554,791	177,867,911
	$5,337,069	$9,551,210

Costs and estimated earnings in excess of billings on uncompleted contracts	$9,034,956	$10,856,769

Less Billings in excess of costs and estimated earnings on uncompleted contracts	3,697,887	1,305,559

	$5,337,069	$9,551,210

 8.  CLAIMS

The Company has claims valued at $2,200,000 for September 30, 2013.  As of December 5, 2013, the Company entered into a settlement agreement for $2,350,000.  The agreement calls for payment to be received by the Company within 10 days of execution.  Claims receivable is a component of cost and estimated earnings in excess of billing.

9.  PROPERTY AND EQUIPMENT

Property and Equipment consists of the following:

	Year Ended September 30,
	2013	2012

Land	$777,231	$777,231
Buildings and leasehold improvements	308,178	512,528
Operating equipment and vehicles	27,579,586	40,710,349
Office equipment, furniture and fixtures	411,223	440,027
	29,076,218	42,440,135
Less Accumulated Depreciation and Amortization	19,317,335	23,387,158

Property and equipment net	$9,758,883	$19,052,977

10.  SHORT-TERM DEBT

Short-term debt consists of the following:

A line of credit of $18 million has been established with a regional bank.  The interest rate on the original line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 6%.  Cash available under the line is calculated based on a percentage of the accounts receivable with certain exclusions.  Major items excluded from the calculation are certain percentages of receivables from bonded jobs and retainage as well as all items greater than one hundred twenty (120) days old.  At September 30, 2013 the Company had borrowed $9.9 million against the line.   The line of credit originally matured on July 25, 2012 and was extended to October 25, 2012 by the third omnibus agreement dated July 25, 2012.   The Company entered into a Forbearance Agreement with the lenders on November 28, 2012.  The Forbearance Agreement changed the interest rate on the line of credit to 6.5% along with several other restrictions more fully explained on Note 11.

11.  LONG-TERM DEBT

A summary of long-term debt as of September 30, 2013 and 2012 is as follows:

	2013	2012

Note payable to bank, due in monthly installments of $5,000, including interest at 6.75%, final payment due June 2017, secured by real estate, vehicles, and equipment.	$216,823	$249,497

Notes payable to finance companies, due in monthly installments totaling $301,892, including interest ranging from 1.0% to 23.58%, final payments due October 2013 through June 2019, secured by equipment.	1,944,718	2,610,841

Notes payable to shareholder, interest rate at prime, note matures in August of 2014.	-	1,223,325

Line of credit payable to bank, monthly interest at 6.5%, final payment due by May 31, 2014, secured by accounts receivable and equipment.	9,911,337	18,000,000

Note payable to bank, due in monthly installments of $221,000, Including interest at 6.5%, final payment due July 2016, secured by equipment.	4,399,067	8,882,340

	16,471,945	30,966,003
Less Current Maturities	15,413,225	28,118,907
Total Long term debt	$1,058,720	$2,847,096

Maturities of debt for the next five years are as follows:

2014	$15,413,225
2015	512,556
2016	250,085
2017	226,043
2018	56,165
Thereafter	13,871
$16,471,945

On July 25, 2012, the Company entered into a Third Omnibus Amendment with a regional bank for the purpose of amending an $18.0 million revolving line of credit and $11.3 million term loan agreement. The amendment waived the Company’s compliance obligations with respect to the required debt to tangible net worth ratio and current ratio until October 25, 2012. The amendment also extended the term of the revolving line of credit to October 25, 2012. The amendment required the Company to seek additional sources of capital and take actions to enable it to repay its obligations to the bank under the revolving line of credit and term loan. The amendment required the Company to establish a plan to repay the bank in the event it is unable to secure additional sources of capital.  The amendment also stated that the Lender shall have the right to engage at Borrower’s expense a consultant, acceptable to Lender, to evaluate and advise the Lender regarding the operations of the Borrower and Guarantors, and Borrower and Guarantors further agree to provide such information and access to the consultant on a timely basis as the consultant may request.

On November 28, 2012, the Company and its subsidiary corporations entered into a Forbearance Agreement with the bank, whereby the Company acknowledged that it was in default under the terms of two credit facilities between the bank and the Company.  The bank has agreed to forbear from exercising certain of its rights and remedies under the loan agreements and related documents.

The loan agreements consist of an $18.0 million revolving line of credit and an $11.3 million term loan. At September 30, 2013, the outstanding balances on the revolving line of credit and term loan were $9,911,337 and $4,399,067, respectively. The Company acknowledges defaulting on the loan agreements by failing to maintain the debt to tangible net worth covenant and current ratio covenant as set forth in each loan note. The bank agrees to forbear from exercising and enforcing its default related rights against the companies resulting from the default so long the companies comply with the terms of the Forbearance Agreement.

During the forbearance period the outstanding balances of the borrowings will bear interest at a fixed rate of 6.5% per annum. During the forbearance period the Company must continue to make monthly loan payments, but will be unable to take further advances on the line of credit.

As a result, the full amount of the related long –term debt has been classified as a current liability in the accompanying balance sheet at September 30, 2013.  Regardless of the non-compliance with financial covenants, the Company has made every scheduled payment of principal and interest due on the long-term debt.

As part of the Forbearance Agreement, the Company agreed to take specific actions including the retention of a Chief Restructuring Agent and providing to the bank on-going reports regarding its business operations and cash flow, among other matters. The Chief Restructuring Agent was to prepare a restructuring plan for the Company that provides for the closure of S.T. Pipeline and subsequent sale of its assets and to prepare recommendations relating to the on-going operations of Nitro Electric Company, Inc., C.J. Hughes Construction Company and Contractors Rental Corporation, including refinancing, sale or liquidation of the companies. The Company’s Board of Directors committed to the closing and subsequent disposition of the assets of S .T. Pipeline under the terms of the Forbearance Agreement and the Company’s restructuring plan.

On December 17, 2012, ST Pipeline completed its last project for the Company.  ST Pipeline comprised a significant portion of the Company’s assets and operations at September 30, 2012 and September 30, 2011 for the years then ended. ST Pipeline had revenues of $48.7 million and $48.6 million, which comprises 31% and 34% of the Company’s consolidated revenues for the years ended September 30, 2012 and 2011, respectively. ST Pipeline had assets of $22.2 million and $33.1 million, which comprises 33% and 28% of the Company’s consolidated assets at September 30, 2012 and 2011, respectively. ST Pipeline had liabilities of $4.8 million and $8.5 million, which comprises 8% and 14% of the Company’s consolidated liabilities at September 30, 2012 and 2011, respectively. The financial position and results of operations of S.T. Pipeline, Inc. have been presented as discontinued operations in the accompanying financial statements for all presented periods.

A liquidation sale of the assets of S.T. Pipeline occurred on May 14, 2013.  Results relating to S.T. Pipeline up to the date of the liquidation sale of assets are as follows:

Gross proceeds	$8,105,230
Commission	(709,208)
Other auction expenses	(162,109)
Net proceeds	$7,233,913
Book value of equipment	5,325,916
Gain on sale	$1,907,997

The Forbearance Agreement, which was originally set to expire on May 31, 2013, was extended to May 31, 2014 as reported in the Company’s May 6, 2013 Form 8-K filing.  The agreement requires the Company to recapitalize the Company through the sale of Preferred Stock in an amount not less than $6.0 million. As of September 30, 2013 we have received $5.0 million in order to satisfy this requirement.  Of this amount $1.0 million has been used to repay a portion of the outstanding line of credit balance and the remainder will be used as operating capital by the Company.

In addition, on August 6, 2013, the Company issued 56 shares of Series A Preferred Stock to Marshall T. Reynolds, the Chairman of the Board of Directors of the Company, in exchange for Mr. Reynolds’ agreement to cancel and forgive the Company’s obligation under a promissory note held by Mr. Reynolds in the aggregate amount of $1.4 million (including principal and accrued but unpaid  interest).  Mr. Reynolds did not receive any shares of common stock in connection with the exchange of the promissory note.  This was reported in the Company’s August 8, 2013 Form 8-K filing.

On September 6, 2013, the Company entered into an amendment to the Forbearance Agreement which extends the period under which the Company must raise funds and establishes tranches in which the capital and cash components of the capital raise must be undertaken.  The amendment also requires the Company to pay the greater of $1.0 million or 50% of the amount collected on a claim the Company is pursuing against a third party, with which, the Company reached a settlement agreement on December 5, 2013 for $2,350,000.  The amendment states that the amount of debt held by Mr. Reynolds and converted into equity shall be counted toward the $1.5 million in equity to be raised by August 31, 2013.  The agreement also requires the Company to raise $1.5 million cash equity by September 30, 2013 and $1.4 million cash equity by December 31, 2013.  This was reported in the Company’s September 9, 2013 Form 8-K filing.

On September 9, 2013, the Company entered into an agreement with Centrus which supercedes its prior agreement.  Pursuant to the new agreement Centrus’ role as Chief Restructuring Agent had ended and Centrus will now act as Financial Advisor to the Company.  This was reported in the Company’s September 11, 2013 Form 8-K filing.

On October 1, 2013, the Company entered into an amendment to the Forbearance Agreement which extends the period under which the Company must raise $1.025 million in cash equity previously due to be raised by September 30, 2013 until October 31, 2013. This was reported in the Company’s October 4, 2013 Form 8-K filing.   The Company had raised $475,000 towards the September 30, 2013 deadline before the extension and the requirement to raise an additional $1.4 million cash equity by December 31, 2013 remained unchanged.

On December 12, 2013, the Company entered into an amendment to the Forbearance Agreement which extends the period under which the Company must raise $1.025 million in cash equity previously due to be raised by October 31, 2013 until December 31, 2013.  This was reported in the Company’s December 13, 2013 Form 8-K filing.  The requirement to raise an additional $1.4 million cash equity by December 31, 2013 remained unchanged.

With respect to CJ Hughes, Nitro Electric, and Contractors Rental, the Company has developed a strategic plan to rehabilitate the subsidiaries so that positive cash flow can be generated and sustained to fund the necessary operations and debt service of ESA. The Company believes there exists business opportunities to revive the performance of the remaining subsidiaries to propel the Company to a profitable status. However, there exist many risks and potential outcomes with respect to the Company’s restructuring plan. The ability of the Company to operate as a going concern is dependent upon the participation of the Company’s lenders, obtaining a bonding agent, and realization of the restructuring plan to generate cash flows and maintain liquidity sufficient to service our debt.

12.  INCOME TAXES

The components of income taxes are as follows:

		Year Ended September 30,

		2013	2012
Federal	Current	$(252,411)	$-0-
	Deferred	(2,628,386)	(455,811)
	Total	(2,880,797)	(455,811)

State	Current	580,270	-0-
	Deferred	(463,833)	(80,437)
	Total	116,437	(80,437)

Total income tax benefit		$(2,764,360)	(536,248)

The provision for income taxes differs from the amount computed by applying the federal statutory rate of 34 percent on income from operations as indicated in the following analysis:

	Year Ended September 30,

	2013	2012
Statutory rate	34.00%	(34.00)%
Goodwill	-0-	19.57
Meals	10.00	0.73
Valuation allowance	(401.44)	12.72
State Income Taxes	14.40	(0.11)
Effective tax rate	(343.04)%	(1.09)%

Deferred income taxes are provided for significant difference between the basis of assets and liabilities for financial reporting and income tax reporting.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The income tax effects of temporary differences giving rise to the deferred tax liabilities are as follows:

	Year Ended September 30,
Current Deferred Tax Assets	2013	2012
Net operating loss carryover	$4,993,535	$7,831,368
Other deferred assets	3,231,199	3,246,856
Less valuation allowance	(3,493,535)	(6,387,815)
	4,731,199	4,690,409

Continuing operations	2,689,684	2,250,156
Discontinued operations	2,041,515	2,440,253
Total current deferred income tax assets	$4,731,199	$4,690,409

Current Deferred Tax Liabilities
Contract Claims	$880,000	$1,000,000

Continuing operations	880,000	1,000,000
Discontinued operations	-0-	-0-
Total current deferred income tax liabilities	$880,000	$1,000,000

Long Term Deferred Tax Liabilities
Property, Plant and Equipment	$2,983,354	$6,095,336
Others	1,056,753	932,644
	4,040,107	7,027,980

Continuing operations	3,283,124	4,426,750
Discontinued operations	756,983	2,601,230
Total long term deferred income tax liabilities	$4,040,107	$7,027,980

The deferred tax asset valuation allowance recognized at September 30, 2013 and 2012 was $(3,493,535) and $(6,387,818), respectively.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In evaluating our ability to realize deferred tax assets, we considered all available positive and negative evidence.  As of September 30, 2013, the Company maintained a valuation allowance against the net deferred tax assets of $3,493,535 due to the uncertainty regarding utilization.  Adjustments to the valuation allowances are recorded as a component of income tax expense.

The Company does not believe that it has any unrecognized tax benefits included in its consolidated financial statements that require recognition.  The Company has not had any settlements in the current period with taxing authorities, nor has it recognized tax benefits as a result of a lapse of the applicable statute of limitations.  The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if applicable, in general and administrative expenses.  During the years ended September 30, 2013 and 2012 the Company did not recognize any interest or penalties related to income taxes in its consolidated financial statements, nor has it recorded an accrued liability for interest or penalty payments.

The Company had a net operating loss carryover for federal income tax purposes at September 30, 2012 of $20,941,887 available to offset future taxable income.  In 2013, $8,098,044 of loss carryover was applied to taxable income, decreasing the carryover to $12,843,843 with a valuation allowance to offset $8,432,079 of the carryover.  The carryovers expire beginning in the year ended September 30, 2024.

14.  EARNINGS PER SHARE:

Shares not included in the calculation of diluted earnings per share because they are anti-dilutive were restricted stock grants of 9,000 at September 30, 2012.

The amounts used to compute the basic and diluted earnings per share for the years ended 2013 and 2012 are illustrated below:

	Year Ended September 30,
	2013	2012
Net Income (loss) from continuing operations	$2,067,017	$(41,395,420)

Net Income (loss) from discontinued operations	1,503,189	(7,126,757)

Weighted average shares outstanding basic	14,461,383	14,448,336

Effect of dilutive securities:
Convertible preferred shares	461,872	-0-
Restricted stock grants	-0-	-0-
Weighted average shares outstanding diluted	14,923,255	14,448,336

Earnings (loss) per share for continuing operations-basic	$0.143	$(2.865)
Earnings (loss) per share for continuing operations-diluted	$0.139	$(2.865)
Total earnings (loss) per share-basic	$0.247	$(3.358)
Total earnings (loss) per share-diluted	$0.239	$(3.358)

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

The major plan provisions cover the purposes of the plan, effective date and duration, administration, eligibility, stock type, stock purchase limitations, price of stock,  participation election, payroll deductions, payment for stock, date of purchase, termination of agreement, termination of employment, recapitalization, change of control, assignability, Stockholder rights, compliance with code section 423, amendment and termination, application of funds, tax withholdings, governing laws, employment at will and arbitration.  There have been no agreements with any employees made under this plan as of the year ended September 30, 2013.

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

On August 11, 2010 a total of 51,000 shares were granted to six officers of the Company at a grant date fair value per share of $4.22.  These grants vest over a period of three years.   Market value of the grants was $215,220 and is recognized as compensation expense over the vesting period.   For the year ending September 30, 2013 and 2012 respectively $31,648 and $47,826 was recognized as compensation expense and $12,659 and $19,130 in deferred tax benefit as a result of these grants. The holders of the restricted stock do not receive dividends and do not have the right to vote the shares.

The following table represents unvested restricted stock activity for the years ended September 30, 2012 and 2011:

	Number of	Weighted Average
	Stock Grants	Exercise Price

Outstanding at 10/01/11	34,000	$4.22
Granted	-0-	-0-
Forfeited	(13,000)	4.22
Earned and & issued	(12,000)	4.22
Outstanding at 9/30/12	9,000	4.22
Granted	-0-	-0-
Forfeited	(3,000)	4.22
Earned and & issued	(6,000)	4.22
Outstanding at 9/30/13	-0-	-0-

All stock grants have vested or been forfeited as of September 30, 2013.

16. RELATED PARTY TRANSACTIONS:

Total long-term debt including short term portion at September 30, 2013 was $16.5 million, of which, no debt was to related parties.  On August 6, 2013, the Company issued 56 shares of Series A Preferred Stock to Marshall T. Reynolds, the Chairman of the Board of Directors of the Company, in exchange for Mr. Reynolds’ agreement to cancel and forgive the Company’s obligation under a promissory note held by Mr. Reynolds in the aggregate amount of $1.4 million (including principal and accrued but unpaid interest).  Mr. Reynolds did not receive any shares of common stock in connection with the exchange of the promissory note.  This was reported in the Company’s August 8, 2013 Form 8-K filing.

The Company rented one piece of real estate from stockholders-directors of the Company under a long-term lease agreement.  This agreement was for the Company’s headquarter offices and was rented from a corporation in which two of the Company’s directors are shareholders.  The agreement, which called for $7,500 monthly rental payments, began November 1, 2008 and ran through October 31, 2013. The Company elected not to renew this lease but to instead combine the corporate headquarters with C.J. Hughes’ office in Huntington, WV.

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

The future minimum lease payments under operating leases as of September 30, 2013, are as follows:

2014	$101,508
2015	-0-
2016	-0-
2017	-0-

18.  MAJOR CUSTOMERS

Revenues for the period ending September 30, 2013 were $110.9 million.  Revenues from continuing operations were $108.8 million, while revenues from discontinued operations were $2.1 million.  Two major customers made up 29.1% and 11.2% respectively of the total. Receivables from major customers at September 30, 2013 were $8.6 million, which represented 43.1% of the total receivables at September 30, 2013.  Virtually all work performed for major customers was awarded under competitive bid fixed price or unit price arrangements.  The loss of a major customer could have a severe impact on the profitability of operations of the Company.  However, due to the nature of the Company’s operations, the major customers and sources of revenues may change from year to year.

19.  RETIREMENT AND EMPLOYEE BENEFIT PLANS

In 2013 and 2012, C. J. Hughes Construction Company, Inc., maintained a tax-qualified 401(k) retirement plans for union employees.  Employees can contribute up to 15% of eligible wages, provided the compensation deferred for a plan year did not exceed the indexed dollar amount set by the Internal Revenue Service which was $17,500 for 2013 and $17,000 for 2012.  C. J. Hughes’ match of $0.25 on each dollar contributed up to 6% of eligible wages was discontinued in January 2013.  C. J. Hughes contributed $6,735 for the fiscal year ended September 30, 2013 to the union plan.  Additionally, each plan year, C. J. Hughes may make a discretionary profit-sharing contribution for participants who are actively employed on the last day of the plan year.  No discretionary profit-sharing contribution was made for the 2013 or 2012 plan year.

Additionally, C. J. Hughes maintained a tax qualified 401(k) retirement plan for non-union employees.  The C. J. Hughes plan provided that employees can contribute up to 15% of eligible wages, provided the compensation deferred for a plan year did not exceed the indexed dollar amount set by the Internal Revenue Service which was $17,500 for 2013 and $17,000 for 2012.  C. J. Hughes’ match of $0.25 on each dollar contributed up to 6% of eligible wages was discontinued in January of 2013.

Additionally, each plan year, C. J. Hughes may make a discretionary profit-sharing contribution for participants who are actively employed on the last day of the plan year.  No discretionary profit-sharing contribution was made for the 2013 or 2012 plan year.

Effective November 1, 2009, ST Pipeline, Inc. a wholly owned subsidiary of the Company became an adopting employer of the 401(k) retirement plan for non-union employees sponsored by C. J. Hughes Construction Company, Inc.

In 2009, Nitro Electric, a wholly owned subsidiary of the Company maintained a tax-qualified 401(k) retirement plan for non-union employees.  Employees are eligible to participate upon date of hire.  Employees may contribute eligible wages up to maximum indexed dollar amount set by the Internal Revenue Service which was $17,500 for 2013 and $17,000 for 2012.  Nitro Electric may make annual discretionary matching contributions and/or profit sharing contributions to the plan.  The matching contribution formula for the 2013 and 2012 plan year was $0.25 on each dollar contributed up to 6% of eligible wages, but was discontinued in January 2013.  No profit sharing contribution was made for the 2013 or 2012 plan year.

Effective December 1, 2009, the C. J. Hughes Construction Company, Inc. 401(k) Plan for non-union employees was amended and restated and the Nitro Electric 401(k) Plan for non-union employees was merged into the C. J. Hughes Construction Company, Inc. 401(k) Plan for non-union employees.  Employees are immediately eligible for the Plan upon date of hire but must wait until a quarterly entry date to join the Plan.  Employees may contribute eligible wages up to the maximum indexed dollar amount set by the Internal Revenue Service which was $17,500 for 2013 and $17,000 for 2012.

C. J. Hughes’ match of $0.25 on each dollar contributed up to 6% of eligible wages was discontinued in January of 2013.

Additionally, each plan year C. J. Hughes may make discretionary profit sharing contributions for participants who are actively employed on the last day of the plan year.  No discretionary profit sharing contribution was made for the 2013 or 2012 plan year.

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

Energy Services of America and its wholly owned subsidiaries contributed $49,824 for the fiscal year ended September 30, 2013.

20.  CREDIT RISK

Financial instruments which potentially subject the Companies to credit risk consist primarily of cash, cash equivalents and contract receivables.  The Companies place their cash with high quality financial institutions.  At times, the balances in such institutions may exceed the FDIC insurance limit of $250,000 on interest bearing accounts.  As of September 30, 2013, the Companies had no uninsured bank balances.  The Companies perform periodic credit evaluations of its customers financial condition and generally do not require collateral.  Credit losses consistently have been within managements expectations.

21.  COMMITMENTS AND CONTINGENCIES

During the normal course of operations, the companies are subject to certain subcontractor claims, mechanic’s liens, and other litigation.  Management is of the opinion that no material obligations will arise from any pending legal proceedings.  Accordingly, no provision has been made in the financial statements for such litigation.

22.   QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for 2013 and 2012 are summarized below:

	In Millions except per share amounts

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Continuing Operations

Revenue	$27.2	$24.7	$26.6	$30.3	$108.8
Operatining Income	0.4	(0.2)	0.5	1.3	2.0
Net Income	(0.1)	(0.3)	0.1	2.4	2.1

Earnings (loss) per share for continuing operations-basic	$(0.008)	$(0.021)	$0.009	$0.163	$0.143
Earnings (loss) per share for continuing operations-diluted	$(0.008)	$(0.021)	$0.009	$0.145	$0.139

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Discontinued Operations

Revenue	$1.5	$0.3	$0.3	$-	$2.1
Operatining Income	(0.8)	(0.1)	(0.2)	(0.1)	(1.2)
Net Income	(0.6)	(0.9)	2.8	0.2	1.5

Earnings (loss) per share for discontinued operations-basic	$(0.045)	$(0.062)	$0.194	$0.016	$0.104
Earnings (loss) per share for discontinued operations-diluted	$(0.045)	$(0.062)	$0.194	$0.015	$0.101

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Continuing Operations

Revenue	$25.2	$26.6	$30.4	$26.7	$108.9
Operatining Income	(0.1)	(1.0)	(2.3)	(34.6)	(38.0)
Net Income	(0.4)	(0.8)	(1.7)	(38.5)	(41.4)

Earnings (loss) per share for continuing operations-basic	$(0.022)	$(0.061)	$(0.121)	$(2.660)	$(2.865)
Earnings (loss) per share for continuing operations-diluted	$(0.022)	$(0.061)	$(0.121)	$(2.660)	$(2.865)

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Discontinued Operations

Revenue	$24.4	$10.5	$10.4	$3.5	$48.8
Operatining Income	2.5	(4.8)	(0.5)	(6.6)	(9.4)
Net Income	1.5	(3.1)	(0.3)	(5.2)	(7.1)

Earnings (loss) per share for discontinued operations-basic	$0.101	$(0.210)	$(0.018)	$(0.365)	$(0.493)
Earnings (loss) per share for discontinued operations-diluted	$0.101	$(0.210)	$(0.018)	$(0.365)	$(0.493)

23.   CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

ENERGY SERVICES OF AMERICA CORPORATION (Parent Only)
BALANCE SHEETS
As of September 30, 2013 and 2012

Assets	2013	2012

Current Assets
Cash and cash equivalents	$3,457,077	$563,893
Other receivables	1,417	1,834
Deferred tax asset	2,534,538	246,395
Prepaid expenses and other	1,793,418	1,824,198
Total Current Assets	7,786,450	2,636,320

Property, plant and equipment, at cost	220,644	363,049
less accumulated depreciation	(203,398)	(250,177)
	17,246	112,872

Due from affiliates	10,797,608	26,044,325

Investment in subsidiaries	11,513,549	5,634,980

Total Assets	$30,114,853	$34,428,497

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$4,399,067	$8,882,340
Lines of credit and short term borrowings	10,132,667	18,516,276
Accounts payable	229,812	267,924
Accrued expenses and other current liabilities	384,566	242,742
Total Current Liabilities	15,146,112	27,909,282

Long-term debt, less current maturities	-	-
Deferred income taxes payable	25,553	77,850
Total Liabilities	15,171,665	27,987,132

Stockholders’ equity

Preferred stock, $.0001 par value
Authorized 1,000,000 shares, 196 issued	-	-
Common stock, $.0001 par value
Authorized 50,000,000 shares
Issued and outstanding 14,514,836 shares for 2013 and
14,458,836 shares for 2012	1,451	1,446

Additional paid in capital	61,039,262	56,107,650
Retained earnings (deficit)	(46,097,525)	(49,667,731)

Total Stockholders’ equity	14,943,188	6,441,365

Total liabilities and stockholders’ equity	$30,114,853	$34,428,497

ENERGY SERVICES OF AMERICA CORPORATION (Parent Only)
STATEMENTS OF INCOME
For the years ended September 30, 2013 and 2012

	2013	2012

General and administrative expenses	$3,068,475	$-

Net loss from operations before taxes	(3,068,475)	-

Other nonoperating expense	(26,259)	(119,064)
Interest expense	(1,554,069)	(1,628,309)

Net loss before tax	(4,648,803)	(1,747,373)

Income tax expense (benefit)	(2,340,440)	154,502

Equity in undistributed income
(loss) of subsidiaries	5,878,569	(46,620,302)

Net income (loss)	$3,570,206	$(48,522,177)

Weighted average shares outstanding- basic	14,461,383	14,448,336

Weighted average shares- diluted	14,923,255	14,448,336

Net income (loss) per share- basic	$0.247	$(3.358)

Net income (loss) per share- diluted	$0.239	$(3.358)

ENERGY SERVICES OF AMERICA CORPORATION (Parent Only)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended September 30, 2013 and 2012

	2013	2012
Cash flows form operating activities:
Net income (loss)	$3,570,206	$(48,522,177)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for current tax (benefit)	(2,412,606)	428,782
Provision for deferred income tax (benefit)	72,166	(274,280)
Depreciation expense	68,190	70,563
Equity in undistributed loss (income) of subsidiaries	(5,878,569)	46,620,302
Share-based compensation expense	31,648	47,826
Loss from disposal of assets	27,436
Advances from subsidiaries	15,246,717	213,010
Changes in:
Decrease (increase) in prepaid expenses	30,780	(88,024)
Decrease (increase) in other receivable	417	(534)
Increase (decrease) in accounts payable	(38,112)	210,432
Increase (decrease) in accrued expenses and other current liabilities	141,824	(6,524)
Net cash used in operating activities	10,860,097	(1,300,624)

Cash flows from investing activities:
Investment in property & equipment	-	(10,231)
Net cash provided by investing activities	-	(10,231)

Cash flows from financing activities:
Borrowings on lines of credit, net of (repayments)	(8,383,609)	4,640,553
Principal payments on long term debt	(4,483,273)	(2,816,794)
Proceeds from private placement of preferred stock	4,899,965	-
Par value of common stock issued to preferred shareholders	34	-
Treasury stock purchased by company	(30)	-
Net cash provided by (used in) financing activities	(7,966,913)	1,823,759

Increase in cash and cash equivalents	2,893,184	512,904
Cash beginning of period	563,893	50,989
Cash end of period	$3,457,077	$563,893

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$1,516,134	$1,615,568
Insurance premiums financed	$2,784,193	$2,351,462

