Form 10-Q
period 2013-12-31
Energy Services of America CORP
filed 2014-02-14
CIK 1357971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2013

☐ Transition report under Section 13 or 15(d) of the Securities Exchange act of 1934
For the transition period from ____________ to ____________

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

Smaller Reporting Company   ☒

            Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       YES ☐ NO ☒

As of February 1, 2014 there were issued and outstanding 14,539,836 shares of the Registrant’s Common Stock.

ENERGY SERVICES OF AMERICA CORPORATION CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
Assets	2013	2013
	(Unaudited)
Current Assets
Cash and cash equivalents	$6,044,532	$6,152,382
Accounts receivable-trade	13,984,256	16,774,884
Allowance for doubtful accounts	(196,692)	(236,657)
Retainages receivable	1,988,244	2,666,066
Other receivables	273,331	271,572
Costs and estimated earnings in excess of billings on uncompleted contracts	4,195,554	9,034,956
Deferred tax asset	2,024,543	1,809,684
Prepaid expenses and other	1,848,558	2,191,551
Assets of discontinued operations	2,345,976	2,274,079
Total Current Assets	32,508,302	40,938,517

Property, plant and equipment, at cost	29,042,825	28,801,218
less accumulated depreciation	(20,055,020)	(19,198,168)
Assets of discontinued operations, net	-	155,833
	8,987,805	9,758,883
Total Assets	$41,496,107	$50,697,400

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$4,596,511	$5,280,558
Lines of credit and short term borrowings	8,628,265	10,132,667
Accounts payable	1,667,617	6,367,120
Accrued expenses and other current liabilities	2,362,618	3,422,385
Billings in excess of costs and estimated earnings on uncompleted contracts	2,714,686	3,697,887
Income tax payable	170,764	384,303
Liabilities of discontinued operations	928,333	1,370,465
Total Current Liabilities	21,068,794	30,655,385

Long-term debt, less current maturities	905,220	1,058,720
Deferred income taxes payable	3,061,193	3,283,124
Liabilities of discontinued operations	799,790	756,983
Total Liabilities	25,834,997	35,754,212

Stockholders’ equity

Preferred stock, $.0001 par value Authorized 1,000,000 shares, 206 issued at December 31, 2013 and 196 at September 30, 2013	-	-
Common stock, $.0001 par value Authorized 50,000,000 shares, issued and outstanding at December 31, 2013 14,539,836 shares and at September 30, 2013 14,514,836 shares	1,454	1,451

Additional paid in capital	61,289,260	61,039,262
Retained earnings (deficit)	(45,629,604)	(46,097,525)
Total Stockholders’ equity	15,661,110	14,943,188

Total liabilities and stockholders’ equity	$41,496,107	$50,697,400

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2013	2012

Revenue	$25,050,410	$27,178,511

Cost of revenues	22,874,079	24,236,470

Gross profit	2,176,331	2,942,041

Selling and administrative expenses	1,768,923	2,549,349
Income from operations	407,408	392,692

Other income (expense)
Interest income	(223)	2,598
Other nonoperating income	11,453	-
Interest expense (benefit)	(354,058)	(483,377)
Gain on sale of equipment	-	294,251
	(342,828)	(186,528)
Income from continuing operations before income taxes	64,580	206,164
Income tax expense (benefit)	(382,899)	319,932
Income (loss) from continuing operations	447,479	(113,768)

Income (loss) from discontinued operations
net of tax benefit of $303,000 for December 2012	20,442	(646,442)
and $20,000 for December 2013

Net income (loss)	$467,921	$(760,210)

Weighted average shares outstanding-basic	14,527,227	14,458,836

Weighted average shares-diluted	17,876,503	14,458,836
	$0.031	$(0.008)
Earnings (loss) per share from continuing operations
	$0.025	$(0.008)
Earnings (loss) per share from continuing operations-diluted

Earnings (loss) per share	$0.032	$(0.053)

Earnings (loss) per share-diluted	$0.026	$(0.053)

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended	Three Months Ended
	December 31,	December 31,
Cash flows from operating activities:	2013	2012

Net income (loss)	$467,921	$(760,210)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	856,851	1,402,178
(Gain) loss on sale/disposal of equipment	20,833	(501,806)
Provision for deferred taxes	(457,232)	(583,807)
Share-based compensation expense	-	9,494
(Increase) decrease in contracts receivable	2,605,100	(2,795,111)
(Increase) decrease in retainage receivable	823,385	(278,750)
(Increase) decrease in other receivables	(1,759)	44,595
Decrease in cost and estimated earnings in excess of billings on uncompleted contracts	4,839,402	3,199,554
Decrease in prepaid expenses	341,935	540,771
Decrease in accounts payable	(5,134,202)	(1,649,350)
Decrease in accrued expenses	(1,067,200)	(816)
Increase (decrease) in billings in excess of cost and estimated earnings on uncompleted contracts	(983,201)	3,052,281
Increase (decrease) in income taxes payable	(213,539)	600,656
Net cash provided by operating activities	2,098,294	2,279,679

Cash flows from investing activities:
Investment in property & equipment	(241,606)	(3,615)
Proceeds from sales of property and equipment	135,000	694,889
Net cash provided by (used in) investing activities	(106,606)	691,274

Cash flows from financing activities:
Proceeds from private placement of preferred stock	249,998	-
Par value of common stock issued to preferred shareholders	3	-
Borrowings on lines of credit and short term debt, net of (repayments)	(1,504,402)	(1,003,473)
Principal payments on long term debt	(837,547)	(1,097,317)
Net cash used in financing activities	(2,091,948)	(2,100,790)

Increase (decrease) in cash and cash equivalents	(100,260)	870,163
Cash beginning of period	6,339,882	2,661,721
Cash end of period	$6,239,622	$3,531,884

Supplemental schedule of noncash investing and financing activities:
Purchases of property & equipment under financing agreements	$-	$-
Insurance premiums financed	$-	$-

Supplemental disclosures of cash flows information:

Cash paid during the year for:
Interest	$412,708	$474,052
Income taxes	$267,430	$-
Insurance premiums	$221,320	$516,276

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the three months ended December 31, 2013 and 2012

					Total
	Common Stock		Additional Paid	Retained	Stockholders’
	Shares	Amount	in Capital	Earnings (deficit)	Equity

Balance at September 30, 2012	14,458,836	$1,446	$56,107,650	$(49,667,731)	$6,441,365

Share-based compensation expense	-	-	9,494	-	9,494

Net loss	-	-	-	(760,210)	(760,210)

Balance at December 31, 2012	14,458,836	$1,446	$56,117,144	$(50,427,941)	$5,690,649

Balance at September 30, 2013	14,514,836	$1,451	$61,039,262	$(46,097,525)	$14,943,188

Private placement of preferred stock			249,998	-	249,998

Common stock issued from private placement	25,000	3	-	-	3

Net Income	-	-	-	467,921	467,921

Balance at December 31, 2013	14,539,836	1,454	61,289,260	(45,629,604)	15,661,110

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the years ended September 30, 2013 and 2012 included in the Company’s Form 10-K filed December 20, 2013. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to interim financial reporting rules and regulations of the SEC. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three month period ended December 31, 2013 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation

The consolidated financial statements of Energy Services include the accounts of Energy Services and its wholly owned subsidiaries. S.T. Pipeline has been shown as discontinued operations for the three months ended December 31, 2012 and 2013. All significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, references to Energy Services include Energy Services and its consolidated subsidiaries.

Reclassifications

Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year.

2. UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts as of December 31, 2013 and September 30, 2013 are summarized as follows:

	December 31, 2013	September 30, 2013

Costs incurred on contracts in progress	$146,724,521	$159,962,769
Estimated earnings, net of estimated losses	7,848,044	3,929,091
	154,572,565	163,891,860

Less: Billings to date	153,091,697	158,554,791
	$1,480,868	$5,337,069

Costs and estimated earnings in excess of billings on uncompleted contracts	$4,195,554	$9,034,956
Less: Billings in excess of costs and estimated earnings on uncompleted Contracts	2,714,686	3,697,887
	$1,480,868	$5,337,069

Backlog at December 31, 2013 and September 30, 2013 was $45.1 million and $52.6 million respectively.

3. CLAIMS

The Company had claims valued at $2,200,000 with respect to September 30, 2013. On December 5, 2013, the Company entered into a settlement agreement for $2,350,000. The agreement called for payment to be received by the Company within 10 days of execution. The Company received payment of the full amount on December 13, 2013. The Company does not have any claims recorded as of December 31, 2013.

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

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed-rate debt to unrelated parties was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates for bank loans with similar terms and maturities. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $5.4 million at December 31, 2013 was $5.5 million.

The Company uses fair value measurements on a non-recurring basis in its assessment of goodwill and long-lived assets held and used. In accordance with its annual impairment test during the quarter ended September 30, 2012, the Company recorded a goodwill impairment charge of $36.9 million, which represented the entire amount of goodwill carried on the Company’s balance sheet. Refer to Note 4, Goodwill and Intangible Assets of the Company’s September 30, 2013 10-K filing for further information.

5. DISCONTINUED OPERATIONS

Due to organizational changes and operating losses incurred in fiscal year 2012, the Company decided to discontinue the operations of its wholly owned subsidiary S.T. Pipeline, Inc. On May 14, 2013, the Company liquidated the operation of S.T. and realized $1.9 million from the sale.

The operating results for S.T. Pipeline, Inc. for the three months ended December 31, 2013 and 2012 are as follows:

	Three Months ended	Three Months ended
	December 31, 2013	December 31, 2012
	(In Millions)	(In Millions)

Sales	$-0-	$1.49
Cost of Revenues	(0.10)	2.29
Gross Profit (Loss)	0.10	(0.80)
Selling & Adm.	0.08	0.36
Income (loss) from operations	0.02	(1.16)
Other income (loss)	(0.02)	0.21
Income (loss) before tax	-0-	(0.95)
Income tax benefit	(0.02)	(0.30)
Net income (loss)	$0.02	$(0.65)

The following table shows the components of asset and liabilities that are classified as discontinued operations in the Company’s consolidated balances sheets for quarter ended December 31, 2013 and year ended September 30, 2013 (in Thousands).

	December 31,	September 30,
	2013	2013
Accounts receivable	$177	$32
Retainages receivable	145	291
Allowance for doubtful accounts	(300)	(300)
Deferred tax asset	2,105	2,042
Prepaid and other current assets	219	209
Assets of discontinued operations-current	2,346	2,274
Property, plant, and equipment, net	-0-	156
Total assets of discontinued operations	2,346	2,430

Accounts payable	923	1,357
Accrued expenses and other current liabilities	6	13
Liabilities of discontinued operations-current	929	1,370
Liabilities of discontinued operations-long term	800	757
Total liabilities of discontinued operations	1,729	2,127

Net assets	$617	$303

6. EARNINGS PER SHARE

The amounts used to compute the earnings per share for the three months ended December 31, 2013 and 2012 are summarized below.

	Three Months Ended December 31,

	2013	2012

Weighted average shares outstanding-basic	14,527,227	14,458,836

Weighted average shares outstanding-diluted	17,876,503	14,458,836

Income (loss) from continuing operations	$447,479	$(113,768)

Earnings (loss) per share from continuing operations-basic	$0.031	$(0.008)

Earnings (loss) per share from continuing operations-diluted	$0.025	$(0.008)

Net Income (loss) from discontinued operations	$20,442	$(646,442)

Earnings (loss) per share from discontinued operations-basic	$0.001	$(0.045)

Earnings (loss) per share from discontinued operations-diluted	$0.001	$(0.045)

Net Income (Loss)	$467,921	$(760,210)

Earnings (loss) per share-basic	$0.032	$(0.053)

Earnings (loss) per share -diluted	$0.026	$(0.053)

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
Bayer Chemical
Dow Chemical
Kentucky American Water
Equitable Resources
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

S.T. Pipeline, Inc. (S.T.) was incorporated in May 1990 under the laws of the State of West Virginia. S.T. engaged in the construction of natural gas pipelines for utility companies in various states, mostly in the mid-Atlantic area of the country. The financial position and results of operations of S.T. Pipeline, Inc. have been presented as discontinued operations in the accompanying financial statements for all presented periods. On May 14, 2013, the Company liquidated the operation of S.T. and realized $1.9 million from the sale of assets.

A goodwill impairment charge was recorded in the fourth fiscal quarter of 2012 in the amount of $36.9 million, representing all of the goodwill on our balance sheet. Based on our continued operating losses and management’s forecasts of future cash flows our goodwill impairment test indicated that the goodwill of the Company had no value. See Note 4 of the Consolidated Financial Statements.

In connection with their audit of the Company’s 2013 financial statements, Arnett Foster Toothman, our independent public auditing firm as part of its audit report on our financial statements expressed substantial doubt about the ability of the Company to continue as a “going concern”. The financial difficulties giving rise to Arnett Foster Toothman’s conclusion include the significant and sustained losses that the Company has incurred over recent years as well as our inability to secure loans and lines of credit to fund our business in a manner deemed adequate to conduct our business. Although pursuant to the terms of the Forbearance Agreement we are exploring all avenues to return to profitability, there can be no assurance that we will be able to successfully resolve the factors that gave rise to Arnett Foster Toothman’s decision to render its “going concern” opinion.

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

Forbearance Agreement

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

The Forbearance Agreement, which was originally set to expire on May 31, 2013, was extended to May 31, 2014 as reported in the Company’s May 6, 2013 Form 8-K filing. The agreement requires the Company to recapitalize the Company through the sale of Preferred Stock in an amount not less than $6.0 million. As of December 31, 2013 the Company has received $5.25 million in order to satisfy this requirement. Of this amount $1.0 million has been used to repay a portion of the outstanding line of credit balance and the remainder will be used as operating capital by the Company.

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

On December 5, 2013, the Company entered into a settlement agreement for its claim against a third party. The agreement calls for the Company to receive $2,350,000 within 10 days of the execution of the agreement. The Company received the settlement payment on December 13, 2013. The Company recorded $2,200,000 in revenue on this claim as of September 30, 2013.

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

On January 31, 2014, the Company entered into a financing arrangement with United Bank, Inc. (West Virginia) and Summit Community Bank (West Virginia). The financing arrangement is a five year term loan in the amount of $8.8 million. In addition, the Company entered into a separate five year term loan agreement with First Guaranty Bank (Louisiana) for $1.6 million. Taken together, the $10.4 million in new financings supersede the prior financing arrangements the Company had with United Bank as well as the other lenders. As a result of entering into the new financings, United Bank and the other lenders of the Company have agreed to terminate their Forbearance Agreement with the Company. This was reported in the Company’s February 4, 2014 Form 8-K filing.

First Quarter Overview

The following is an overview for the three months ended December 31, 2013 and 2012.

	Three Months ended	Three Months ended
	December 31, 2013	December 31, 2012
	(In Millions)	(In Millions)

Continuing Operations
Sales	$25.05	$27.18
Cost of revenues	22.87	24.24
Gross profit	2.18	2.94
Selling & Adm.	1.77	2.55
Income from operations	0.41	0.39
Other expense	(0.34)	(0.19)
Income before income tax	0.07	0.20
Income tax expense (benefit)	(0.38)	0.32
Net income (loss) from continuing operations	$0.45	$(0.12)

Discontinued Operations
Sales	$-0-	$1.49
Cost of revenues	(0.10)	2.29
Gross profit (loss)	0.10	(0.80)
Selling & Adm.	0.08	0.36
Income (loss) from operations	0.02	(1.16)
Other income	(0.02)	0.21
Income (loss) before income tax	-0-	(0.95)
Income tax benefit	(0.02)	(0.30)
Net income (loss) from discontinued operations	$0.02	$(0.65)

The first fiscal quarter of the Company is typically a slower period for our business lines given the weather and climate. The Company typically has the fewest number of workable days during the first quarter as compared to the remaining quarters.

Quarter Ending December 31, 2013 and 2012 Comparison

Revenues. Total revenues from continuing operations decreased by $2.1 million or 7.8% to $25.1 million for the three months ended December 31, 2013 compared to the same period in 2012. The decrease was primarily attributable to customer scheduled outage work performed by the Company in December 2012 that did not occur in December 2013. The Company did not have any revenue from discontinued operations for the three months ended December 31, 2013 compared to $1.5 million for the three months ended December 31, 2012.

Cost of Revenues. Total costs of revenues from continuing operations decreased by $1.4 million or 5.6% to $22.9 million for the three months ended December 31, 2013 compared to the same period in 2012. The decrease in cost of revenues was primarily attributable to customer scheduled outage work performed by the Company in December 2012 that did not occur in December 2013. Cost of revenues for discontinued operations decreased by $2.4 million to $(103,000) for the three months ended December 31, 2013 compared to the same period ended in 2012. The negative costs of revenues was due to a reclassification of costs accrued as direct costs as of September 30, 2013 and charged as selling and administrative as it was expensed for the three months ended December 31, 2013.

Gross Profit. Total gross profit from continuing operations decreased by $766,000 or 26.0% to $2.2 million for the three months ended December 31, 2013 compared to the same period ending in 2012. This was due to the decrease in revenues for the three months ended December 31, 2013 compared to 2012, in addition to higher than expected gross margins recognized on several jobs that were completed during the three months ended December 31, 2012. Gross profit on discontinued operations increased by $903,000 to $103,000 for the three months ended December 31, 2013 compared to the same period ended in 2012. This was a result of the items mentioned above.

Selling and administrative expenses. Total selling and administrative expenses from continuing operations decreased by $780,000 or 30.1% to $1.8 million for the three months ended December 31, 2013 compared to the same period ending in 2012. This decrease was due in part to a $350,000 decrease in restructuring costs to a total of $13,000 for the three months ended December 31, 2013. The remainder reflects cost reduction measures taken by the Company. Selling and administrative expenses for discontinued operations decreased by $440,000 to $83,000 for the three months ended December 2013 compared to the same period ended in 2012. The $83,000 in expenses was in part due to a reclassification of costs related to non-project liabilities accrued as direct project costs as of September 30, 2013. The Company believes that any ongoing costs associated with closing discontinued operations will be immaterial.

Interest Expense. Interest expense decreased by $129,000 or 26.8% to $354,000 for the three months ended December 31, 2013 compared to the same period ending in 2012. This was primarily due to the decrease of debt owed to the bank group resulting from the liquidation of ST Pipeline assets in May 2013.

Net Income (Loss). Net income from continuing operations was $447,000 for the three months ended December 31, 2013 compared to a net loss of $114,000 for the same period ending in 2012. Included in net income for the three months ended December 31, 2012 is a $294,000 gain on the sale of equipment. The net income from discontinued operations for the three months ended December 31, 2013 was $20,000 compared to a net loss of $646,000 for the same period ended in 2012. Included in the net income for the three months ended December 31, 2013 was a $21,000 loss from the sale of equipment compared to a $208,000 gain for the three months ended December 31, 2012.

Comparison of Financial Condition

The Company had total assets at December 31, 2013 of $41.5 million, a decrease of $9.2 million from September 30, 2013. Two primary components of the balance sheet were accounts receivable which totaled $14.0 million, a decrease of $2.8 million from September 30, 2013 and costs and earnings in excess of billings which totaled $4.2 million, a decreased by $4.8 million from September 30, 2013. Other major categories of assets at December 31, 2013 included cash of $6.0 million and fixed assets less accumulated depreciation of $9.0 million. Liabilities totaled $25.8 million, a decrease of $9.9 million from September 30, 2013. One primary component was accounts payable which totaled $1.7 million, a decrease of $4.7 million from September 30 2013. Also, long term debt and short term borrowings totaled $14.1 million, a decrease of $2.3 million from September 30, 2013.

Stockholders’ Equity. Stockholders’ equity increased $718,000 from $14.9 million at September 30, 2013 to $15.7 million at December 31, 2013. This increase was due to the net income of $468,000 and $250,000 from the issuance of preferred stock. We have not paid any cash or stock dividends on our common stock. The Company paid $136,000 in interest on preferred shares of stock as of December 31, 2013.

Liquidity and Capital Resources

Cash Requirements

We prepare weekly cash forecasts for our own benefit and for submission to our lenders. We anticipate that our current cash and the cash to be generated from collection of our receivables will be adequate for our cash needs for the second quarter of the Company’s fiscal year. The new financing agreement the Company reached with its lenders on January 31, 2014 is for term financing and does not provide for a line of credit. The Company has had preliminary discussions with its lenders concerning the financing of future work.

Sources and Uses of Cash

The net income for the three months ended December 31, 2013 was $468,000, which was significantly affected by depreciation expense during the period of $857,000. Contracts, other receivables, and prepaids provided $8.6 million while decreases in accounts payable and accrued expenses used $6.2 million. Net cash provided by operating activities was $2.1 million for the three month period ended December 31, 2013. Investing activities used $107,000. Financing activities used $2.1 million. As of December 31, 2013, we had $6.2 million in cash and working capital of $11.4 million.

Loan Covenants

Under the terms of the new financing agreement reached January 31, 2014, the Company must meet the following loan covenants:

1.	Minimum tangible net worth of $10.0 million to be measured quarterly
2.	Minimum traditional debt service coverage of 1.50x to be measured quarterly on a rolling twelve month basis
3.	Minimum current ratio of 1.30x to be measured quarterly
4.	Maximum debt to tangible net worth ratio to be measured semi-annual on the following basis:

Date	Debt to TNW
6/30/2014	2.50x
12/31/2014	2.25x
6/30/2015	2.00x
12/31/2015	1.75x
6/30/2016	1.50x
Thereafter	1.50x

Off-Balance Sheet transactions

Due to the nature of our industry, we often enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Though for the most part not material in nature, some of these are:

Leases

Our work often requires us to lease various facilities, equipment and vehicles. These leases usually are short term in nature, one year or less though at times we may enter into longer term leases when warranted. By leasing equipment, vehicles and facilities, we are able to reduce our capital outlay requirements for equipment vehicles and facilities that we may only need for short periods of time. The Company currently rents office and shop space from an independent lessor for its Nitro Electric operations. The office space rental is $6,000 per month and the shop rental is $5,800 monthly. Both extend to May 2014.

 Letters of Credit

Certain customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors, vendors, etc. on various customer projects. At December 31, 2013, the Company had one letter of credit outstanding in the amount of $953,340.

Performance Bonds

Some customers, particularly new ones or governmental agencies, require the Company to post bid bonds, performance bonds and payment bonds, (collectively, performance bonds). These bonds are obtained through insurance carriers and guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the insurer make payments or provide services under the bond. We must reimburse the insurer for any expenses or outlays it is required to make. Effective October 19, 2012, the Company’s bonding company discontinued issuing the Company any new bonds until further notice. The Company is actively searching for a new bonding company. The ability to obtain bonding for future contracts is an important factor in the contracting industry with respect to the type and amount of contracts that can be bid.

Depending upon the size and conditions of a particular contract, we may be required to post letters of credit or other collateral in favor of the insurer. Posting of these letters or other collateral will reduce our borrowing capabilities. Historically, the Company has never had a payment made by an insurer under these circumstances and does not anticipate any claims in the foreseeable future. At December 31, 2013, we had $16.7 million in performance bonds outstanding.

Concentration of Credit Risk

In the ordinary course of business the Company grants credit under normal payment terms, generally without collateral, to our customers, which include natural gas and oil companies, general contractors, and various commercial and industrial customers located within the United States. Consequently, we are subject to potential credit risk related to business and economic factors that would affect these companies. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosure, we may take title to the underlying assets in lieu of cash in settlement of receivables. The Company had one customer that exceeded 10% of revenues for the three months ended December 31, 2013 and 10% of receivables. This customer accounted for 29.3% of revenues for the period and 17.6% of receivables at December 31, 2013. Another customer accounted for 10.8% of receivables at December 31, 2013.

Related Party Transactions

           Total long-term debt at December 31, 2013 was $5.5 million, none of which was related party debt. Related party transactions for the three months ended December 31, 2013 were immaterial.

Inflation

Due to relatively low levels of inflation during the three months ended December 31, 2013 and 2012, inflation did not have a significant effect on our results.

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

Self Insurance. The Company has its workers’ compensation, general liability and auto insurance through a captive insurance company. While the Company believes that this arrangement has been beneficial in reducing and stabilizing insurance costs the Company does have to maintain a restricted cash account to guarantee payments of premiums. That restricted account had a balance of $1.4 million as of December 31, 2013. Should the Company experience severe losses over an extended period, it could have a detrimental effect on the Company, notwithstanding the captive insurance company.

Accounts Receivable and Provision for Doubtful Accounts . The Company provides an allowance for doubtful accounts when collection of an account is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates relating to, among others, our customers’ access to capital, our customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. While most of our customers are large well capitalized companies, should they experience material changes in their revenues and cash flows or incur other difficulties and not be able to pay the amounts owed, this could cause reduced cash flows and losses in excess of our current reserves. At December 31, 2013, management concluded that the allowance for doubtful accounts was adequate.

Outlook

The following statements are based on current expectations. These statements are forward looking, and actual results may differ materially.

On January 31, 2014, the Company entered into a financing arrangement with United Bank, Inc. (West Virginia) and Summit Community Bank (West Virginia). The amount of the financing arrangement is for $8.8 million. In addition, the Company entered into a separate loan arrangement with First Guaranty Bank (Louisiana) for $1.6 million. Taken together, the $10.4 million in new financings supersede the prior financing arrangements the Company had with United Bank as well as the other lenders. As a result of entering into the new financings, United Bank and the other lenders of the Company have agreed to terminate their Forbearance Agreement with the Company.

The new financing agreement the Company reached with its lenders on January 31, 2014 is for term financing and does not provide for a line of credit. The Company has had preliminary discussions with the lenders concerning the financing of future work. The Company prepares weekly cash forecasts for our own benefit and for submission to our lenders. We anticipate that our current cash and the cash to be generated from collection of our receivables will be adequate for our cash needs for the second quarter of the Company’s fiscal year.

Prior to the general economic crisis that severely impacted demand in 2009, our customers were experiencing high demands for their products, particularly natural gas. Currently, the Company is seeing the increased demand for its services and accordingly, the Company would expect to see projected spending for our customers on their transmission and distribution systems increasing dramatically over the next few years. However, with the current uncertainty in the economy the demand for the customer’s project could wane and also their ability to fund planned projects could be reduced. The Company’s backlog at December 31, 2013 was $45.1 million and while adding additional business projects appears likely, no assurances can be given that the Company will be successful in bidding on projects that become available. Moreover, even if the Company obtains contracts, there can be no guarantee that the projects will go forward.

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

There has been no change in Energy Services of America Corporation’s internal control over financial reporting during Energy Services of America Corporation’s first quarter of fiscal year 2014 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

Please see the information disclosed in the “Risk Factors” section of our Form 10-K as filed with the Securities and Exchange Commission on December 20, 2013, and which is incorporated herein by reference. There have been no changes to the risk factors since the filing of the Annual Report on Form 10-K.

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

ENERGY SERVICES OF AMERICA CORPORATION

Date: February 14, 2014	By:	/s/ Douglas V. Reynolds
Douglas V. Reynolds
Chief Executive Officer

Date: February 14, 2014	By:	/ s/ Charles P. Crimmel
Charles P. Crimmel
Chief Financial Officer

