Form 10-Q
period 2014-03-31
Energy Services of America CORP
filed 2014-05-12
CIK 1357971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
FORM 10-Q

(Mark One)

    ☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014

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

As of May 1, 2014 there were issued and outstanding 14,239,836 shares of the Registrant’s Common Stock.

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
Assets	2014	2013
	(Unaudited)
Current Assets
Cash and cash equivalents	$7,475,595	$6,152,382
Accounts receivable-trade	6,990,230	16,774,884
Allowance for doubtful accounts	(196,692)	(236,657)
Retainages receivable	1,746,038	2,666,066
Other receivables	383,735	271,572
Costs and estimated earnings in excess of billings on uncompleted contracts	4,810,080	9,034,956
Deferred tax asset	2,506,126	1,809,684
Prepaid expenses and other	3,469,248	2,191,551
Assets of discontinued operations	2,226,774	2,274,079
Total Current Assets	29,411,134	40,938,517

Property, plant and equipment, at cost	29,346,856	28,801,218
less accumulated depreciation	(20,850,448)	(19,198,168)
Assets of discontinued operations, net	-	155,833
	8,496,408	9,758,883
Total Assets	$37,907,542	$50,697,400

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$2,681,284	$5,280,558
Lines of credit and short term borrowings	1,127,209	10,132,667
Accounts payable	1,508,320	6,367,120
Accrued expenses and other current liabilities	2,279,729	3,422,385
Billings in excess of costs and estimated earnings on uncompleted contracts	1,030,297	3,697,887
Income tax payable	161,949	384,303
Liabilities of discontinued operations	593,893	1,370,465
Total Current Liabilities	9,382,681	30,655,385

Long-term debt, less current maturities	8,979,129	1,058,720
Deferred income taxes payable	3,302,181	3,283,124
Liabilities of discontinued operations	827,640	756,983
Total Liabilities	22,491,631	35,754,212

Stockholders’ equity

Preferred stock, $.0001 par value
Authorized 1,000,000 shares, 206 issued for March 2014 and	-	-
196 issued for September 2013
Common stock, $.0001 par value
Authorized 50,000,000 shares
14,839,836 issued and 14,239,836 outstanding for March 2014 and
14,814,836 issued and 14,514,836 outstanding for September 2013	1,484	1,481

Treasury stock, 600,000 shares at March 30, 2014 and 300,000 shares at September 30, 2013	(60)	(30)

Additional paid in capital	61,289,260	61,039,262
Retained earnings (deficit)	(45,874,773)	(46,097,525)
Total Stockholders’ equity	15,415,911	14,943,188

Total liabilities and stockholders’ equity	$37,907,542	$50,697,400

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2014	2013	2014	2013

Revenue	$14,044,424	$20,555,537	$39,094,834	$47,734,048

Cost of revenues	12,579,984	18,676,986	35,454,063	42,913,456

Gross profit	1,464,440	1,878,551	3,640,771	4,820,592

Selling and administrative expenses	1,619,463	2,033,330	3,388,386	4,582,679
Income (loss) from operations	(155,023)	(154,779)	252,385	237,913

Other income (expense)
Interest income	-	719	(223)	719
Other nonoperating income (expense)	653	(19,605)	12,106	(17,007)
Interest expense	(106,586)	(471,765)	(460,644)	(955,142)
Gain on sale of equipment	21,240	-	21,240	294,251
	(84,693)	(490,651)	(427,521)	(677,179)
Loss from continuing operations before income taxes	(239,716)	(645,430)	(175,136)	(439,266)

Income tax benefit	(245,618)	(343,047)	(628,517)	(23,115)
Income (loss) from continuing operations	5,902	(302,383)	453,381	(416,151)

Dividends on preferred stock	77,250	-	231,750	-

Income (loss) from continuing operations
available to common shareholders	(71,348)	(302,383)	221,631	(416,151)

Income (loss) from discontinued operations
net of tax expense	(19,321)	(896,626)	1,121	(1,543,068)

Net income (loss) available to common shareholders	$(90,669)	$(1,199,009)	$222,752	$(1,959,219)

Weighted average shares outstanding-basic	14,513,169	14,446,836	14,520,276	14,458,836

Weighted average shares-diluted	17,946,503	14,446,836	17,911,118	14,458,836
Earnings (loss) per share from continuing operations
available to common shareholders	$(0.005)	$(0.021)	$0.015	$(0.029)

Earnings (loss) per share from continuing operations-diluted
available to common shareholders	$(0.004)	$(0.021)	$0.012	$(0.029)

Earnings (loss) per share
available to common shareholders	$(0.006)	$(0.083)	$0.015	$(0.136)

Earnings (loss) per share-diluted
available to common shareholders	$(0.005)	$(0.083)	$0.012	$(0.136)

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended	Six Months Ended
	March 31,	March 31,
Cash flows from operating activities:	2014	2013

Net Income (loss) available to common shareholders	$222,752	$(1,959,219)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation expense	1,694,686	2,356,078
Provision for bad debts	-	300,000
Gain on sale/disposal of equipment	(407)	(513,719)
Provision for deferred taxes	(662,894)	43,945
Share-based compensation expense	-	18,989
Decrease in contracts receivable	9,629,641	8,835,464
Decrease in retainage receivable	1,057,333	1,172,768
Increase in other receivables	(89,356)	(166,555)
Decrease in cost and estimated earnings in excess of billings on uncompleted contracts	4,224,876	1,614,739
Increase in prepaid expenses	(1,277,697)	(1,654,035)
Decrease in accounts payable	(5,626,743)	(5,702,758)
Increase (decrease) in accrued expenses	(1,099,668)	94,932
Increase (decrease) in billings in excess of cost and estimated earnings on uncompleted contracts	(2,667,590)	118,111
Decrease in income taxes payable	(273,971)	-
Net cash provided by operating activities	5,130,962	4,558,740

Cash flows from investing activities:
Investment in property & equipment	(588,044)	(140,757)
Proceeds from sales of property and equipment	156,240	841,324
Net cash provided by (used in) investing activities	(431,804)	700,567

Cash flows from financing activities:
Proceeds from private placement of preferred stock	249,998	-
Par value of stock issued to preferred shareholders	3	-
Treasury stock purchased by company	(30)	-
Borrowings on lines of credit and short term debt, net of (repayments)	(9,005,458)	78,422
Proceeds from long term debt	10,457,965	-
Principal payments on long term debt	(5,136,830)	(1,510,969)
Net cash used in financing activities	(3,434,352)	(1,432,547)

Increase in cash and cash equivalents	1,264,806	3,826,760
Cash beginning of period	6,339,882	2,661,721
Cash end of period	$7,604,688	$6,488,481

Supplemental schedule of noncash investing and financing activities:
Purchases of property & equipment under financing agreements	$-	$26,400
Insurance premiums financed	$2,268,510	$2,784,193

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$523,511	$927,192
Income taxes	$267,430	$-
Insurance premiums	$1,362,631	$1,775,083
Dividends paid on preferred stock	$128,050	$-

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the six months ended March 31, 2014 and 2013

						Total
	Common Stock		Additional Paid	Retained	Treasury	Stockholders'
	Shares	Amount	in Capital	Earnings (deficit)	Stock	Equity

Balance at September 30, 2012	14,458,836	$1,446	$56,107,650	$(49,667,731)	$-	$6,441,365

Share-based compensation expense	-	-	18,989	-	-	18,989

Net loss	-	-	-	(1,959,219)	-	(1,959,219)

Balance at March 31, 2013	14,458,836	$1,446	$56,126,639	$(51,626,950)	$-	$4,501,135

Balance at September 30, 2013	14,514,836	$1,481	$61,039,262	$(46,097,525)	$(30)	$14,943,188

Private placement of preferred stock	-	-	249,998	-	-	249,998

Common stock issued from private placement	25,000	3	-	-	-	3

Treasury stock purchased by company	(300,000)	-	-	-	(30)	(30)

Dividends on preferred stock	-	-	-	(231,750)	-	(231,750)

Net Income	-	-	-	454,502	-	454,502

Balance at March 31, 2014	14,239,836	$1,484	$61,289,260	$(45,874,773)	$(60)	$15,415,911

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the years ended September 30, 2013 and 2012 included in the Company’s Form 10-K filed December 20, 2013.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to interim financial reporting rules and regulations of the SEC.  The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations.  The operating results for the three and six month periods ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation

The consolidated financial statements of Energy Services include the accounts of Energy Services and its wholly owned subsidiaries.  S.T. Pipeline has been shown as discontinued operations for the three months and six months ended March 31, 2014 and 2013.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Unless the context requires otherwise, references to Energy Services include Energy Services and its consolidated subsidiaries.

Reclassifications

Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year.

2.  UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts as of March 31, 2014 and September 30, 2013 are summarized as follows:

	March 31, 2014	September 30, 2013
Costs incurred on uncompleted contracts	$152,312,717	$159,962,769
Estimated earnings, net of estimated losses	8,827,585	3,929,091
	161,140,302	163,891,860
Less billing to date	157,360,519	158,544,791
	$3,779,783	$5,347,069

Costs and estimated earnings in excess of billings on uncompleted contracts	$4,810,080	$9,034,956
Less billings in excess of costs and estimated earnings on uncompleted contracts	1,030,297	3,697,887
	$3,779,783	$5,337,069

Backlog at March 31, 2014 and September 30, 2013 was $48.2 million and $52.6 million respectively.

3.  CLAIMS

The Company had claims valued at $2,200,000 with respect to September 30, 2013.  On December 5, 2013, the Company entered into a settlement agreement for $2,350,000.  The agreement called for payment to be received by the Company within 10 days of execution.  The Company received payment of the full amount on December 13, 2013.  The Company does not have any claims recorded as of March 31, 2014.

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

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed-rate debt to unrelated parties was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates for bank loans with similar terms and maturities.  The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $12.8 million at March 31, 2014 was $12.7 million.

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

The operating results for S.T. Pipeline, Inc. for the three months and six months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2014	2013	2014	2013

Revenue	(3,000)	303,985	(3,000)	1,796,504
Cost of revenues	(3,393)	389,842	(106,734)	2,681,961
Gross profit (loss)	393	(85,857)	103,734	(885,457)
Selling and administrative expenses	793	452,650	83,301	810,618
Income (loss) from operations	(400)	(538,507)	20,433	(1,696,075)
Other income (expense)
Other nonoperating income (expense)	400	600	400	1,088
Interest expense	-	(489)	-	(489)
Gain (loss) on sale of equipment	-	11,913	(20,833)	219,468
	400	12,024	(20,433)	220,067
Income (loss) before income taxes	-	(526,483)	-	(1,476,008)
Income tax expense (benefit)	19,321	370,143	(1,121)	67,060
Net income (loss)	$(19,321)	$(896,626)	$1,121	$(1,543,068)

The following table shows the components of asset and liabilities that are classified as discontinued operations in the Company’s consolidated balances sheets for quarter ended March 31, 2014 and year ended September 30, 2013.

	March 31,	September 30,
	2014	2013

Cash	$129,093	$187,500
Accounts receivable, net	(153,383)	(268,431)
Retainages receivable	153,383	290,688
Deferred tax asset	2,097,681	2,041,515
Prepaid and other current assets	129,093	210,307
Assets of discontinued operations-current	2,226,774	2,274,079
Property, plant, and equipment, net	-	155,833
Total assets of discontinued operations	2,226,774	2,429,912

Accounts payable	589,406	1,357,349
Accrued expenses and other current liabilities	4,487	13,116
Liabilities of discontinued operations-current	593,893	1,370,465
Liabilities of discontinued operations-long term	827,640	756,983
Total liabilities of discontinued operations	1,421,533	2,127,448
Net assets	$805,241	$302,464

6.  EARNINGS PER SHARE

The amounts used to compute the earnings per share for the three months and six months ended March 31, 2014 and 2013 are summarized below.

	Three Months Ended	Three Months Ended	Six Months	Six Months
	March 31,	March 31,	March 31,	March 31,
	2014	2013	2014	2013

Income (loss) from continuting operations	$5,902	$(302,383)	$453,381	$(416,151)

Divdends on preferred stock	77,250	-	231,750	-

Income (loss) available to common shareholders-continuing operations	$(71,348)	$(302,383)	$221,631	$(416,151)

Weighted average shares outstanding	14,513,169	14,446,836	14,520,276	14,458,836

Weighted average shares outstanding-diluted	17,946,503	14,446,836	17,911,118	14,458,836

Earnings (loss) per share from continuing operations	$(0.005)	$(0.021)	$0.015	$(0.029)

Earnings (loss) per share from continuing operations-diluted	$(0.004)	$(0.021)	$0.012	$(0.029)

Income (loss) from discontinued operations	$(19,321)	$(896,626)	$1,121	$(1,543,068)

Weighted average shares outstanding	14,513,169	14,446,836	14,520,276	14,458,836

Weighted average shares outstanding-diluted	17,946,503	14,446,836	17,911,118	14,458,836

Earnings (loss) per share from discontinued operations	$(0.001)	$(0.062)	$0.000	$(0.107)

Earnings (loss) per share from discontinued operations-diluted	$(0.001)	$(0.062)	$0.000	$(0.107)

Net income (loss)	(13,419)	(1,199,009)	454,502	(1,959,219)

Divdends on preferred stock	77,250	-	231,750	-

Net income (loss) available to common shareholders	$(90,669)	$(1,199,009)	$222,752	$(1,959,219)

Earnings (loss) per share	$(0.006)	$(0.083)	$0.015	$(0.136)

Earnings (loss) per share-diluted	$(0.005)	$(0.083)	$0.012	$(0.136)

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

Company Overview

On August 15, 2008, Energy Services of America (the “Company” or “ESA”) completed the acquisitions of S.T. Pipeline, Inc. and C.J. Hughes Construction Company, Inc.

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

Columbia Gas Transmission
Columbia Gas of Ohio and Kentucky
Nisource
Marathon Ashland Petroleum LLC
American Electric Power
Toyota
Hitachi
Bayer Chemical
Dow Chemical
Kentucky American Water
Equitable Resources
Various State, county and municipal public service districts.

Energy Services’ sales force consists of industry professionals with significant relevant sales experience, who utilize industry contacts and available public data to determine how to most appropriately market ESA’s line of products.  The Company relies on direct contact between its sales force and customers’ engineering and contracting departments in order to obtain new business.  Due to the occurrence of inclement weather during the winter months, certain parts of the Company business, i.e., the construction of pipelines, is somewhat seasonal in that most of the work is performed during the non-winter months.

Wholly owned subsidiary C.J. Hughes Construction Company, Inc. (C.J. Hughes) is a general contractor primarily engaged in pipeline construction for utility companies.  C.J. Hughes operates primarily in the mid-Atlantic region of the United States.  Nitro Electric Company, Inc., a wholly owned subsidiary of C. J. Hughes, is involved in electrical contracting providing its services to the power and refining industries.  Nitro Electric operates primarily in the mid-Atlantic region of the United States.  Contractors Rental Corporation, Inc. a wholly owned subsidiary of C.J. Hughes is involved in main line pipeline installation and repairs in the mid-Atlantic region of the country as well.  All of the C.J. Hughes, Nitro Electric, and Contractors Rental production personnel are union members of various related construction trade unions and are subject to collective bargaining agreements that expire at varying time intervals.

S.T. Pipeline, Inc. (S.T.) engaged in the construction of natural gas pipelines for utility companies in various states, mostly in the mid-Atlantic area of the country.  The financial position and results of operations of S.T. Pipeline, Inc. have been presented as discontinued operations in the accompanying financial statements for all presented periods.  On May 14, 2013, the Company liquidated the operation of S.T. and realized $1.9 million from the sale of assets.

A goodwill impairment charge was recorded in the fourth fiscal quarter of 2012 in the amount of $36.9 million, representing all of the goodwill on our balance sheet.  Based on our continued operating losses and management’s forecasts of future cash flows our goodwill impairment test indicated that the goodwill of the Company had no value.  See Note 4 of the Consolidated Financial Statements.

In connection with their audit of the Company’s 2013 financial statements, Arnett Foster Toothman, our independent public auditing firm as part of its audit report on our financial statements expressed substantial doubt about the ability of the Company to continue as a “going concern”.  The financial difficulties giving rise to Arnett Foster Toothman’s conclusion included the significant and sustained losses that the Company has incurred over recent years as well as the inability to secure loans and lines of credit to fund the business in a manner deemed adequate to conduct our business.  On January 31, the Company reached a refinancing agreement with its bank group and it currently working to secure an adequate line of credit to fund future work.  The Company has also finished its restructuring effort in an attempt to return the Company to profitability.  The Company believes that it will be able to successfully resolve the factors that gave rise to Arnett Foster Toothman’s decision to render its “going concern” opinion by the end of the current fiscal year, September 30, 2014.

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

Forbearance Agreement

On November 28, 2012, the Company entered into a Forbearance Agreement with our lender related to our revolving line of credit and term debt as reported in the Company’s November 29, 2012 Form 8-K filing.  The Forbearance Agreement, among other things, required the Company to close the S.T. Pipeline subsidiary and dispose of its assets.  The Company was also required to prepare recommendations relating to the on-going operations of Nitro Electric Company, Inc, C.J. Hughes Construction Company, and Contractors Rental Corporation, including refinancing, sale or liquidation of the companies by May 31, 2013.

On January 31, 2014, the Company entered into a financing arrangement with United Bank, Inc. (West Virginia) and Summit Community Bank (West Virginia).  The financing arrangement is a five year term loan in the amount of $8.8 million.  In addition, the Company entered into a separate five year term loan agreement with First Guaranty Bank (Louisiana) for $1.6 million.  Taken together, the $10.4 million in new financings supersede the prior financing arrangements the Company had with United Bank as well as the other lenders.  As a result of entering into the new financings, United Bank and the other lenders of the Company agreed to terminate their Forbearance Agreement with the Company.  This was reported in the Company’s February 4, 2014 Form 8-K filing.

First Quarter Overview

The following is an overview for the three months ended March 31, 2014 and 2013.

The second fiscal quarter of the Company is typically a slower period for our business lines given the weather and climate.  The Company typically has a fewer number of workable days during the first and second quarters as compared to the remaining quarters.

	Three Months Ended	Six Months
	March 31,	March 31,
	2014	2014

Continuing Operations

Revenue	$14,044,424	$39,094,834
Cost of revenues	12,579,984	35,454,063
Gross profit	1,464,440	3,640,771
Selling & administrative expenses	1,619,463	3,388,386
Income (loss) from operations	(155,023)	252,385
Other expense	(84,693)	(427,521)
Income (loss) before income tax	(239,716)	(175,136)
Income tax expense (benefit)	(245,618)	(628,517)
Net income from continuing operations	5,902	453,381
Dividends on preferred stock	77,250	231,750
Net income (loss) available to common shareholders	(71,348)	221,631

Discontinued Operations

Revenue	$(3,000)	$(3,000)
Cost of revenues	(3,393)	(106,734)
Gross profit	393	103,734
Selling & administrative expenses	793	83,301
Income (loss) from operations	(400)	20,433
Other expense	400	(20,433)
Income (loss) before income tax	-	-
Income tax expense (benefit)	19,321	(1,121)
Net income (loss) from discontinued operations	$(19,321)	$1,121

Quarter Ending March 31, 2014 and 2013 Comparison

            Revenues.  Total revenues from continuing operations decreased by $6.5 million or 31.7% to $14.0 million for the three months ended March 31, 2014 compared to the same period in 2013 and decreased by $8.6 million or 18.1% to 39.1 million for the six months ended March 31, 2014 compared to the same periods in 2013.  The decrease was primarily attributable to customer scheduled outage work performed by the Company in December 2012 that did not reoccur in December 2013.  The Company had a $3,000 reduction of revenue from discontinued operations for the three months and six months ended March 31, 2014 compared to $304,000 and $1.8 million for the three months and six months ended March 31, 2013.

            Cost of Revenues.  Total costs of revenues from continuing operations decreased by $6.1 million or 32.6% to $12.6 million for the three months ended March 31, 2014 and decreased $7.5 million or 17.4% to 35.5 million for the six months ended March 31, 2014 compared to the same period in 2013. The decrease was primarily attributable to customer scheduled outage work performed by the Company in December 2012 that did not reoccur in December 2013.  Cost of revenues from discontinued operations decreased by $393,000 million to $(3,000) for the three months ended March 31, 2014 and decreased by $2.8 million to (107,000) for the six months ended March 31, 2014 compared to the same periods ended in 2013.  There was a reclassification of costs accrued as direct costs as of September 30, 2013 and charged as selling and administrative expense for the three and six months ended March 31, 2014.

Gross Profit.  Total gross profit from continuing operations decreased by $414,000 or 22.0% to $1.5 million for the three months ended March 31, 2014 and decreased $1.2 million or 24.5 % to $3.6 million for the six months ended March 31, 2014 compared to the same periods ending in 2013.  This was due to the decrease in revenues for the three months and six months ended March 31, 2014 compared to the same periods ending in 2013.  There was no gross profit on discontinued operations for the three months ended March 31, 2014.  Gross profits from discontinued operations increased $989,000 to $104,000 for the six months ended March 31, 2014 compared to the same periods ended in 2013.

Selling and administrative expenses.  Total selling and administrative expenses from continuing operations decreased by $414,000 or 20.4% to $1.6 million for the three months ended March 31, 2014 and decreased $1.2 million to $3.4 million for the six months ended March 31, 2014 compared to the same periods ending in 2013.  This decrease was due in part to a $510,000 decrease in restructuring costs to a total of $19,000 for the six months ended March 31, 2014.  The remainder reflects cost reduction measures taken by the Company.  There were no selling and administrative expenses for discontinued operations for the three months ended March 31, 2014 and such expenses decreased by $728,000 to $83,000 for the six months ended March 31, 2014 compared to the same period ended in 2013.  The $83,000 in expenses was in part due to a reclassification of costs related to non-project liabilities accrued as direct project costs as of September 30, 2013.  The Company believes that any ongoing costs associated with closing discontinued operations will be immaterial.

Interest Expense.  Interest expense decreased by $365,000 or 77.4% to $107,000 for the three months ended March 31, 2014 and decreased 495,000 or 51.8% to 461,000 for the six months ended March 31, 2014 compared to the same periods ending in 2013.  The decrease was primarily due to the decrease of debt owed to the bank group resulting from the liquidation of  S.T. assets in May 2013.  In March 2014, the Company reclassified $77,250 of dividend payments previously recorded as interest expense for the three months ended December 31, 2013 to a reduction of retained earnings.

Net Income (Loss). Net income from continuing operations was $5,900 for the three months ended March 31, 2014 compared to a net loss of $302,000 for the same period ending in 2013.  Net income from continuing operations was $453,000 for the six months ended March 31, 2014 compared to a net loss of $416,000 for the same period ending in 2013.  Income tax benefits for the three and six months ended March 31, 2014 were $246,000 and $629,000, respectively.  Included in net income for the six months ended March 31, 2013 is a $294,000 gain on the sale of equipment.  The net loss from discontinued operations for the three months ended March 31, 2014 was $19,000 compared to a net loss of $897,000 for the same period ended in 2013.  The net income from discontinued operations for the six months ended March 31, 2014 was $1,100 compared to a net loss of $1,543,000 for the same period ended in 2013.  Included in the net income for the six months ended March 31, 2014 was a $21,000 loss from the sale of equipment compared to a $219,000 gain for the six months ended March 31, 2013.

Comparison of Financial Condition

The Company had total assets at March 31, 2014 of $37.9 million, a decrease of $12.8 million from September 30, 2013.  Two primary components of the balance sheet were accounts receivable which totaled $7.0 million, a decrease of $9.8 million from September 30, 2013 and costs and earnings in excess of billings which totaled $4.8 million, a decrease of $4.2 million from September 30, 2013.  Other major categories of assets at March 31, 2014 included cash of $7.5 million and fixed assets less accumulated depreciation of $8.5 million.  Liabilities totaled $22.5 million, a decrease of $13.3 million from September 30, 2013.   One primary component was accounts payable which totaled $1.5 million, a decrease of $4.9 million from September 30 2013. Also, long term debt and short term borrowings totaled $12.8 million, a decrease of $3.7 million from September 30, 2013.

Stockholders’ Equity. Stockholders’ equity increased $473,000 from $14.9 million at September 30, 2013 to $15.4 million at March 31, 2014.  This increase was due to the net income of $455,000, $250,000 proceeds from the issuance of preferred stock, and a $232,000 reduction from dividends on preferred stock.

Liquidity and Capital Resources

Cash Requirements

We prepare weekly cash forecasts for our own benefit and for submission to our lenders.  We anticipate that our current cash and the cash to be generated from collection of our receivables will be adequate for our cash needs for the third quarter of the Company’s fiscal year.  The new financing agreement the Company reached with its lenders on January 31, 2014 is for term financing and does not provide for a line of credit. The Company is in discussions with its lenders concerning the financing of future work.

Sources and Uses of Cash

           The net income for the six months ended March 31, 2014 was $455,000, which was significantly affected by depreciation expense during the period of $1.7 million.   Contracts, other receivables, and prepaids provided $10.9 million while decreases in accounts payable and accrued expenses used $6.7 million.  Net cash provided by operating activities was $5.4 million for the six month period ended March 31, 2014.  Investing activities used $432,000. Financing activities used $3.7 million.  As of March 31, 2014, the Company had $7.6 million in cash and working capital of $20.0 million.

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

Leases

Our work often requires us to lease various facilities, equipment and vehicles.  These leases usually are short term in nature, one year or less though at times we may enter into longer term leases when warranted.  By leasing equipment, vehicles and facilities, we are able to reduce our capital outlay requirements for equipment vehicles and facilities that we may only need for short periods of time.  The Company currently rents office and shop space from an independent lessor for its Nitro Electric operations.  The office space rental is $6,300 per month and escalates to $6,684 before expiring in December 2016.  The shop rental is $10,000 per month and escalates to $11,500 in January 2015 until expiration in December 2018.

Letters of Credit

Certain customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors, vendors, etc. on various customer projects.  At March 31, 2014, the Company had one letter of credit outstanding in the amount of $953,340.

Performance Bonds

Some customers, particularly new ones or governmental agencies, require the Company to post bid bonds, performance bonds and payment bonds, (collectively, performance bonds).  These bonds are obtained through insurance carriers and guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors.  If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the insurer make payments or provide services under the bond.  We must reimburse the insurer for any expenses or outlays it is required to make.  In February 2014, the Company entered into an agreement with a surety company to provide bonding which will suit the Company’s immediate needs.   The ability to obtain bonding for future contracts is an important factor in the contracting industry with respect to the type and amount of contracts that can be bid.

Depending upon the size and conditions of a particular contract, we may be required to post letters of credit or other collateral in favor of the insurer.  Posting of these letters or other collateral will reduce our borrowing capabilities.  Historically, the Company has never had a payment made by an insurer under these circumstances and does not anticipate any claims in the foreseeable future.  At March 31, 2014, the Company had $16.7 million in performance bonds outstanding.

Concentration of Credit Risk

In the ordinary course of business the Company grants credit under normal payment terms, generally without collateral, to our customers, which include natural gas and oil companies, general contractors, and various commercial and industrial customers located within the United States.    Consequently, we are subject to potential credit risk related to business and economic factors that would affect these companies.  However, we generally have certain statutory lien rights with respect to services provided.  Under certain circumstances such as foreclosure, we may take title to the underlying assets in lieu of cash in settlement of receivables.  The Company had two customers that exceeded 10% of revenues for the six months ended March 31, 2014.  These customers accounted for 33.1% of revenues for the period and 8.65% of receivables at March 31, 2014.  Another two customers accounted for 22.4% of receivables at March 31, 2014.

Related Party Transactions

              Total long-term debt at March 31, 2014 was $11.7 million, none of which was related party debt.  Related party transactions for the six months ended March 31, 2014 were immaterial.

Inflation

Due to relatively low levels of inflation during the six months ended March 31, 2014 and 2013, inflation did not have a significant effect on our results.

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

Self Insurance.  The Company has its workers’ compensation, general liability and auto insurance through a captive insurance company.  While the Company believes that this arrangement has been beneficial in reducing and stabilizing insurance costs the Company does have to maintain a restricted cash account to guarantee payments of premiums. That restricted account had a balance of $1.4 million as of March 31, 2014.  Should the Company experience severe losses over an extended period, it could have a detrimental effect on the Company, notwithstanding the captive insurance company.

Accounts Receivable and Provision for Doubtful Accounts .  The Company provides an allowance for doubtful accounts when collection of an account is considered doubtful.  Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates relating to, among others, our customers’ access to capital, our customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer.  While most of our customers are large well capitalized companies, should they experience material changes in their revenues and cash flows or incur other difficulties and not be able to pay the amounts owed, this could cause reduced cash flows and losses in excess of our current reserves.  At March 31, 2014, management concluded that the allowance for doubtful accounts was adequate.

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

The new financing agreement the Company reached with its lenders on January 31, 2014 is for term financing and does not provide for a line of credit.  The Company has had preliminary discussions with the lenders concerning the financing of future work. The Company prepares weekly cash forecasts for our own benefit and for submission to our lenders.  We anticipate that our current cash and the cash to be generated from collection of our receivables will be adequate for our cash needs for the third quarter of the Company’s fiscal year.

Prior to the general economic crisis that severely impacted demand in 2009, our customers were experiencing high demands for their products, particularly natural gas.  Currently, the Company is seeing the increased demand for its services and accordingly, the Company would expect to see projected spending for our customers on their transmission and distribution systems increasing dramatically over the next few years.  However, with the current uncertainty in the economy the demand for the customer’s project could wane and also their ability to fund planned projects could be reduced.  The Company’s backlog at March 31, 2014 was $48.2 million and while adding additional business projects appears likely, no assurances can be given that the Company will be successful in bidding on projects that become available.  Moreover, even if the Company obtains contracts, there can be no guarantee that the projects will go forward.

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

There has been no change in Energy Services of America Corporation’s internal control over financial reporting during Energy Services of America Corporation’s second quarter of fiscal year 2014 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

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

(b)  None

Energy Services of America Corporation did not repurchase any shares of its common stock during the relevant period; however, a Director of the Company did return 300,000 shares of common stock without consideration.

Date	Common Shares	Par Value	Total Paid

March 24, 2014	300,000	$ 0.0001	$ 0

ITEM 4. Mine Safety Disclosures

None

ITEM 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE	XBRL Instance Document

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

ENERGY SERVICES OF AMERICA CORPORATION

Date: May 12, 2014	By:	/s/ Douglas V. Reynolds
Douglas V. Reynolds
Chief Executive Officer

Date: May 12, 2014	By:	/s/ Charles P. Crimmel
Charles P. Crimmel
Chief Financial Officer

