Form 10-Q
period 2014-06-30
Energy Services of America CORP
filed 2014-08-12
CIK 1357971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014

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

As of  August 12, 2014 there were issued and outstanding 14,239,836 shares of the Registrant’s Common Stock.

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
Assets	2014	2013
	(Unaudited)
Current Assets
Cash and cash equivalents	$3,963,512	$6,152,382
Accounts receivable-trade	11,664,944	16,774,884
Allowance for doubtful accounts	(158,487)	(236,657)
Retainages receivable	728,448	2,666,066
Other receivables	443,006	271,572
Costs and estimated earnings in excess of billings on uncompleted contracts	5,105,105	9,034,956
Deferred tax asset	1,920,827	1,809,684
Prepaid expenses and other	2,612,423	2,191,551
Assets of discontinued operations	1,272,334	2,274,079
Total Current Assets	27,552,112	40,938,517

Property, plant and equipment, at cost	29,799,654	28,801,218
less accumulated depreciation	(21,570,005)	(19,198,168)
Assets of discontinued operations, net	-	155,833
	8,229,649	9,758,883
Total Assets	$35,781,761	$50,697,400

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$2,712,878	$5,280,558
Lines of credit and short term borrowings	570,059	10,132,667
Accounts payable	2,147,035	6,367,120
Accrued expenses and other current liabilities	2,146,509	3,422,385
Billings in excess of costs and estimated earnings on uncompleted contracts	1,123,897	3,697,887
Income tax payable	32,606	384,303
Liabilities of discontinued operations	487,651	1,370,465
Total Current Liabilities	9,220,635	30,655,385

Long-term debt, less current maturities	8,426,182	1,058,720
Deferred income taxes payable	2,267,075	3,283,124
Liabilities of discontinued operations	13,170	756,983
Total Liabilities	19,927,062	35,754,212

Stockholders’ equity

Preferred stock, $.0001 par value
Authorized 1,000,000 shares, 206 issued for June 2014 and	-	-
196 issued for September 2013
Common stock, $.0001 par value
Authorized 50,000,000 shares
14,839,836 issued and 14,239,836 outstanding for June 2014 and
14,814,836 issued and 14,514,836 outstanding for September 2013	1,484	1,481

Treasury stock, 600,000 shares at June 30, 2014 and 300,000	(60)	(30)
shares at September 30, 2013

Additional paid in capital	61,289,260	61,039,262
Retained earnings (deficit)	(45,435,985)	(46,097,525)

Total Stockholders’ equity	15,854,699	14,943,188

Total liabilities and stockholders’ equity	$35,781,761	$50,697,400

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Revenue	$21,486,057	$30,690,169	$60,580,891	$78,424,217

Cost of revenues	19,762,712	28,272,270	55,216,775	71,185,726

Gross profit	1,723,345	2,417,899	5,364,116	7,238,491

Selling and administrative expenses	1,531,682	1,874,833	4,920,068	6,457,512
Income from operations	191,663	543,066	444,048	780,979

Other income (expense)
Interest income	1,414	(489)	1,191	230
Other nonoperating income (expense)	(5,386)	1,109	6,720	(15,898)
Interest expense	(187,223)	(429,004)	(647,867)	(1,384,146)
Gain (loss) on sale of equipment	(2,911)	262,396	18,329	556,647
	(194,106)	(165,988)	(621,627)	(843,167)
Income (loss) from continuing operations before income taxes	(2,443)	377,078	(177,579)	(62,188)
Income tax expense (benefit)	(546,330)	253,209	(1,174,847)	230,094
Income (loss) from continuing operations	543,887	123,869	997,268	(292,282)

Dividends on preferred stock	77,250	-	309,000	-
Income (loss) from continuing operations
available to common shareholders	466,637	123,869	688,268	(292,282)

Income (loss) from discontinued operations
net of tax expense	(27,849)	2,808,198	(26,728)	1,265,130

Net income available to common shareholders	$438,788	$2,932,067	$661,540	$972,848

Weighted average shares outstanding-basic	14,239,836	14,458,836	14,426,796	14,458,836

Weighted average shares-diluted	17,673,169	14,458,836	17,831,802	14,458,836
Earnings (loss) per share from continuing operations
available to common shareholders	$0.033	$0.009	$0.048	$(0.020)

Earnings (loss) per share from continuing operations-diluted
available to common shareholders	$0.026	$0.009	$0.039	$(0.020)

Earnings per share
available to common shareholders	$0.031	$0.203	$0.046	$0.067

Earnings per share-diluted
available to common shareholders	$0.025	$0.203	$0.037	$0.067

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
Cash flows from operating activities:	2014	2013

Net income available to common shareholders	$661,540	$972,848

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation expense	2,538,052	3,318,695
Provision for bad debts	-	300,000
(Gain) loss on sale/disposal of equipment	2,504	(2,701,901)
Provision for deferred taxes	(1,073,935)	(872,844)
Share-based compensation expense	-	28,483
Decrease in contracts receivable	4,763,339	1,495,968
(Increase) decrease in retainage receivable	2,228,306	(11,222)
(Increase) decrease in other receivables	(148,627)	46,476
Decrease in cost and estimated earnings in excess of billings on uncompleted contracts	3,929,851	3,480,082
Increase in prepaid expenses	(420,872)	(888,377)
Decrease in accounts payable	(5,081,207)	(5,023,111)
Increase (decrease) in accrued expenses	(1,235,034)	66,969
Increase (decrease) in billings in excess of cost and estimated earnings on uncompleted contracts	(2,573,990)	1,990,510
Decrease in income taxes payable	(414,231)	-
Net cash provided by operating activities	3,175,696	2,202,576

Cash flows from investing activities:
Investment in property & equipment	(1,040,632)	(563,088)
Proceeds from sales of property and equipment	171,940	8,805,630
Net cash provided by (used in) investing activities	(868,692)	8,242,542

Cash flows from financing activities:
Proceeds from private placement of preferred stock	249,998	-
Par value of stock issued to preferred shareholders	3	-
Treasury stock purchased by company	(30)	-
Borrowings on lines of credit and short term debt, net of (repayments)	(9,562,608)	(6,507,623)
Proceeds from long term debt	10,457,965	-
Principal payments on long term debt	(5,800,813)	(4,959,454)
Net cash used in financing activities	(4,655,485)	(11,467,077)

Decrease in cash and cash equivalents	(2,348,481)	(1,021,959)
Cash beginning of period	6,339,882	2,661,721
Cash end of period	$3,991,401	$1,639,762

Supplemental schedule of noncash investing and financing activities:
Purchases of property & equipment under financing agreements	$142,630	$173,106
Insurance premiums financed	$2,268,510	$2,784,193

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$724,934	$1,346,206
Income taxes	$308,013	$-
Insurance premiums	$1,919,783	$2,427,308
Dividends paid on preferred stock	$309,000	$-

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the nine months ended June 30, 2014 and 2013

						Total
	Common Stock		Additional Paid	Retained	Treasury	Stockholders’
	Shares	Amount	in Capital	Earnings (deficit)	Stock	Equity

Balance at September 30, 2012	14,458,836	$1,446	$56,107,650	$(49,667,731)	$-	$6,441,365

Share-based compensation expense	-	-	28,483	-	-	28,483

Net income	-	-	-	972,848	-	972,848

Balance at June 30, 2013	14,458,836	$1,446	$56,136,133	$(48,694,883)	$-	$7,442,696

Balance at September 30, 2013	14,514,836	$1,481	$61,039,262	$(46,097,525)	$(30)	$14,943,188

Private placement of preferred stock	-	-	249,998	-	-	249,998

Common stock issued from private placement	25,000	3	-	-	-	3

Treasury stock purchased by company	(300,000)	-	-	-	(30)	(30)

Dividends on preferred stock	-	-	-	(309,000)	-	(309,000)

Net income	-	-	-	970,540	-	970,540

Balance at June 30, 2014	14,239,836	$1,484	$61,289,260	$(45,435,985)	$(60)	$15,854,699

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS AND ORGANIZATION:

Energy Services of America Corporation (the Company or Energy Services) was incorporated in Delaware on March 31, 2006 as a blank check company whose objective was to acquire an operating business or businesses.  The Company operated as a blank check company until August 15, 2008.  On that date, the Company acquired S.T. Pipeline, Inc. and C.J. Hughes Construction Company, Inc. with proceeds from the Company’s Initial Public Offering.  C. J Hughes currently operates as the Company’s sole wholly owned subsidiary.

S.T. Pipeline, Inc. (S.T.) was incorporated in May 1990 under the laws of the State of West Virginia.  S.T. engaged in the construction of natural gas pipelines for utility companies in various states, mostly in the mid-Atlantic area of the country.  On May 14, 2013, the Company liquidated the operation of S.T. and realized $1.9 million from the sale.  The financial position and results of operations of S.T. have been presented as discontinued operations in the accompanying financial statements for all presented periods.

C.J. Hughes Construction Company, Inc. (C.J. Hughes) is a general contractor primarily engaged in pipeline construction for utility companies.  C.J. Hughes operates primarily in the mid-Atlantic region of the United States.  Nitro Electric Company, Inc. (Nitro Electric), a wholly owned subsidiary of C. J. Hughes, is involved in electrical contracting providing its services to the power and refining industries.  Nitro Electric operates primarily in the mid-Atlantic region of the United States.  Contractors Rental Corporation, Inc. (Contractors Rental), a wholly owned subsidiary of C.J. Hughes, is involved in main line pipeline installation and repairs in the mid-Atlantic region of the country as well.  All of the C.J. Hughes, Nitro Electric, and Contractors Rental production personnel are union members of various related construction trade unions and are subject to collective bargaining agreements that expire at varying time intervals.

The Company’s stock trades under the symbol “ESOA” on the Over-the-Counter market.

Interim Financial Statements

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the years ended September 30, 2013 and 2012 included in the Company’s Form 10-K filed December 20, 2013.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to interim financial reporting rules and regulations of the SEC.  The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations.  The operating results for the three and nine month periods ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation

The consolidated financial statements of Energy Services include the accounts of Energy Services and its wholly owned subsidiary.  S.T. has been shown as discontinued operations for the three months and nine months ended June 30, 2014 and 2013.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Unless the context requires otherwise, references to Energy Services include Energy Services and its consolidated subsidiary.

Reclassifications

Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year.

2.  UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts as of June 30, 2014 and September 30, 2013 are summarized as follows:

	June 30, 2014	September 30, 2013
Costs incurred on uncompleted contracts	$89,319,389	$159,962,769
Estimated earnings, net of estimated losses	11,667,464	3,929,091
	100,986,853	163,891,860
Less billing to date	97,005,645	158,554,791
	$3,981,208	$5,337,069

Costs and estimated earnings in excess of billings on uncompleted contracts	$5,105,105	$9,034,956
Less billings in excess of costs and estimated earnings on uncompleted contracts	1,123,897	3,697,887
	$3,981,208	$5,337,069

Backlog at June 30, 2014 and September 30, 2013 was $55.0 million and $52.6 million respectively.

3.  CLAIMS

The Company had claims against third parties valued at $2,200,000 at September 30, 2013.  On December 5, 2013, the Company entered into a settlement agreement for $2,350,000.  The agreement called for payment to be received by the Company within 10 days of execution.  The Company received payment of the full amount on December 13, 2013.  The Company does not have any claims recorded as of June 30, 2014.

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

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed-rate debt to unrelated parties was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates for bank loans with similar terms and maturities.  The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $11.7 million at June 30, 2014 was $11.5 million.

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

5. DISCONTINUED OPERATIONS

Due to organizational changes and operating losses incurred in fiscal year 2012, the Company decided to discontinue the operations of its wholly owned subsidiary S.T. On May 14, 2013, the Company liquidated the operations of S.T. and realized $1.9 million from the sale.

The operating results for S.T. Pipeline, Inc. for the three months and nine months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended	Three Months Ended	Nine Month Ended	Nine Month Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Revenue	-	303,780	(3,000)	2,100,284

Cost of revenues	-	479,746	(106,734)	3,161,707

Gross profit (loss)	-	(175,966)	103,734	(1,061,423)
Selling and administrative expenses	-	110,495	83,301	921,113
Income (loss) from operations	-	(286,461)	20,433	(1,982,536)
Other income (expense)
Interest income	-	(1,088)	-	-
Other nonoperating income (expense)	-	489	400	-
Interest expense	-	(526)	-	(526)
Gain (loss) on sale of equipment	-	1,925,786	(20,833)	2,145,254
	-	1,924,661	(20,433)	2,144,728
Income before income taxes	-	1,638,200	-	162,192
Income tax expense (benefit)	27,849	(1,169,998)	26,728	(1,102,938)
Net income (loss)	$(27,849)	$2,808,198	$(26,728)	$1,265,130

The following table shows the components of asset and liabilities that are classified as discontinued operations in the Company’s consolidated balances sheets for quarter ended June 30, 2014 and year ended September 30, 2013.

	June 30,	September 30,
	2014	2013

Cash	$27,889	$187,500
Accounts receivable, net	-	(268,431)
Retainages receivable	-	290,688
Deferred tax asset	1,244,445	2,041,515
Prepaid and other current assets	-	22,807
Assets of discontinued operations-current	1,272,334	2,274,079
Property, plant, and equipment, net	-	155,833
Total assets of discontinued operations	1,272,334	2,429,912

Accounts payable	496,227	1,357,349
Accrued expenses and other current liabilities	(8,576)	13,116
Liabilities of discontinued operations-current	487,651	1,370,465
Liabilities of discontinued operations-long term	13,170	756,983
Total liabilities of discontinued operations	500,821	2,127,448

Net assets	$771,513	$302,464

6. EARNINGS PER SHARE

The amounts used to compute the earnings per share for the three months and nine months ended June 30, 2014 and 2013 are summarized below.

	Three Months Ended	Three Months Ended	Nine Months	Nine Months
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Income (loss) from continuting operations	$543,887	$123,869	$997,268	$(292,282)

Dividends on preferred stock	77,250	-	309,000	-

Income (loss) available to common shareholders-continuing operations	$466,637	$123,869	$688,268	$(292,282)

Weighted average shares outstanding	14,239,836	14,458,836	14,426,796	14,458,836

Weighted average shares outstanding-diluted	17,673,169	14,458,836	17,831,802	14,458,836

Earnings (losss) per share from continuing operations available to common shareholders	$0.033	$0.009	$0.048	$(0.020)
Earnings (losss) per share from continuing operations available to common shareholders-diluted	$0.026	$0.009	$0.039	$(0.020)

Income (loss) from discontinued operations	$(27,849)	$2,808,198	$(26,728)	$1,265,130

Weighted average shares outstanding	14,239,836	14,458,836	14,426,796	14,458,836

Weighted average shares outstanding-diluted	17,673,169	14,458,836	17,831,802	14,458,836

Earnings (loss) per share from discontinued operations	$(0.002)	$0.194	$(0.002)	$0.087

Earnings (loss) per share from discontinued operations-diluted	$(0.002)	$0.194	$(0.001)	$0.087

Net income	$516,038	$2,932,067	$970,540	$972,848

Dividends on preferred stock	77,250	-	309,000	-

Net income available to common shareholders	$438,788	$2,932,067	$661,540	$972,848

Earnings per share available to common shareholders	$0.031	$0.203	$0.046	$0.067

Earnings per share available to common shareholders-diluted	$0.025	$0.203	$0.037	$0.067

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

These forward-looking statements are not guarantees of future performance and involve or rely on a number of risks, uncertainties, and assumptions that are difficult to predict or are beyond Energy Services’ control. Energy Services has based its forward-looking statements on management’s beliefs and assumptions based on information available to management at the time the statements are made. Actual outcomes and results may differ materially from what is expressed, implied and forecasted by forward-looking statements and any or all of Energy Services’ forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions and by known or unknown risks and uncertainties.

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

Company Overview

 On August 15, 2008, Energy Services completed the acquisitions of S.T. Pipeline, Inc. and C.J. Hughes Construction Company, Inc.

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

Representative Customer list:

Columbia Gas Transmission
Columbia Gas Distribution
Marathon Ashland Petroleum LLC
American Electric Power
Toyota Motor Manufacturing
Bayer Chemical
Dow Chemical
Kentucky American Water
Equitable Resources
Various State, county and municipal public service districts.

Energy Services’ sales force consists of industry professionals with significant relevant sales experience, who utilize industry contacts and available public data to determine how to most appropriately market the Company’s line of products. The Company relies on direct contact between its sales force and customers’ engineering and contracting departments in order to obtain new business. Due to the occurrence of inclement weather during the winter months, certain parts of the Company business, i.e., the construction of pipelines, is somewhat seasonal in that most of the work is performed during the non-winter months.

Wholly owned subsidiary C.J. Hughes is a general contractor primarily engaged in pipeline construction for utility companies. C.J. Hughes operates primarily in the mid-Atlantic region of the United States. Nitro Electric, a wholly owned subsidiary of C. J. Hughes, is involved in electrical contracting providing its services to the power and refining industries. Nitro Electric operates primarily in the mid-Atlantic region of the United States. Contractors Rental, a wholly owned subsidiary of C.J. Hughes is involved in main line pipeline installation and repairs in the mid-Atlantic region of the country as well. All of the C.J. Hughes, Nitro Electric, and Contractors Rental production personnel are union members of various related construction trade unions and are subject to collective bargaining agreements that expire at varying time intervals.

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

In connection with their audit of the Company’s 2013 financial statements, Arnett Foster Toothman, our independent registered public auditing firm as part of its audit report on our financial statements expressed substantial doubt about the ability of the Company to continue as a “going concern”. The financial difficulties giving rise to Arnett Foster Toothman’s conclusion included the significant and sustained losses that the Company has incurred over recent years as well as the inability to secure loans and lines of credit to fund the business in a manner deemed adequate to conduct our business. On January 31, 2014, the Company reached a refinancing agreement with its bank group that terminated the Forbearance Agreement the Company had been working under. The Company has also finished its restructuring effort in an attempt to return the Company to profitability. On May 30, 2014, The Company entered into a line of credit agreement with its lender to provide up to an additional $5.0 million in operating capital. The Company believes that it will be able to successfully resolve the factors that gave rise to Arnett Foster Toothman’s decision to render its “going concern” opinion by the end of the current fiscal year, September 30, 2014.

On September 28, 2011, the Company completed an exchange offer pursuant to which we exchanged 8 ½ warrants for one share of common stock. Following the completion of the exchange offer any warrants which were not exchanged expired on October 12, 2011. On November 14, 2011, the Company delisted from the NYSE AMEX. Following the completion of the exchange offer and expiration of the warrants that were not tendered, the Company had 14,446,836 shares of common stock issued and outstanding and no warrants or units outstanding.

For the years ended September 2012 and 2013, employee stock grants of 12,000 and 6,000 shares of common stock were earned and issued, respectively.

In May 2013, the Company initiated a private placement of preferred stock with each $25,000 unit consisting of one preferred share of stock and 2,500 shares of common stock. Preferred stock dividends are paid at a rate of 3% of the investment semi-annually. As of September 30, 2013, this placement resulted in $3.5 million in cash invested in the Company with 350,000 shares of common stock issued. Additionally, one director received 56 shares of preferred stock with no common shares in return for forgiveness of a $1.4 million note owed by the Company. One former director forfeited 300,000 shares of common stock to the Company as of September 30, 2013. As of December 31, 2013, the Company had raised an additional $250,000 in proceeds from the private placement, which resulted in the issuance of 25,000 common shares. A director forfeited 300,000 shares of common stock to the Company in March 2014. The total shares of common stock issued and outstanding as of June 30, 2014 were 14,839,836 and 14,239,836, respectively.

The Company’s stock trades under the symbol “ESOA” and transactions in the stock are reported on the Over-the-Counter market.

Forbearance Agreement

On November 28, 2012, the Company entered into a Forbearance Agreement with our lender related to our revolving line of credit and term debt as reported in the Company’s November 29, 2012 Form 8-K filing. The Forbearance Agreement, among other things, required the Company to close the S.T. subsidiary and dispose of its assets. The Company was also required to prepare recommendations relating to the on-going operations of Nitro Electric, C.J. Hughes, and Contractors Rental, including refinancing, sale or liquidation of the companies by May 31, 2013.

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

On May 30, 2014, the Company entered into a financing agreement with United Bank, Inc. to provide the Company with a $5.0 million revolving line of credit. This financing agreement is in addition to the prior financing arrangement with United Bank and Summit Community Bank. This was reported in the Company’s June 2, 2014 Form 8-K filing.

Third Quarter Overview

The following is an overview of results from operations for the three and nine months ended June 30, 2014 and 2013.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Continuing Operations

Revenue	$21,486,057	$30,690,169	$60,580,891	$78,424,217
Cost of revenues	19,762,712	28,272,270	55,216,775	71,185,726
Gross profit	1,723,345	2,417,899	5,364,116	7,238,491
Selling & administrative expenses	1,531,682	1,874,833	4,920,068	6,457,512
Income from operations	191,663	543,066	444,048	780,979
Other expense	(194,106)	(165,988)	(621,627)	(843,167)
Income (loss) before income tax	(2,443)	377,078	(177,579)	(62,188)
Income tax expense (benefit)	(546,330)	253,209	(1,174,847)	230,094
Net income (loss) from continuing operations	543,887	123,869	997,268	(292,282)
Dividends on preferred stock	77,250	-	309,000	-
Net income (loss) available to common shareholders	$466,637	$123,869	$688,268	$(292,282)

Discontinued Operations

Revenue	$-	$303,780	$(3,000)	$2,100,284
Cost of revenues	-	479,746	(106,734)	3,161,707
Gross profit (loss)	-	(175,966)	103,734	(1,061,423)
Selling & administrative expenses	-	110,495	83,301	921,113
Income (loss) from operations	-	(286,461)	20,433	(1,982,536)
Other income (expense)	-	1,924,661	(20,433)	2,144,728
Income before income tax	-	1,638,200	-	162,192
Income tax expense (benefit)	27,849	(1,169,998)	26,728	(1,102,938)
Net income (loss) from discontinued operations	$(27,849)	$2,808,198	$(26,728)	$1,265,130

Three and Nine Months Ended June 30, 2014 and 2013 Comparison

Revenues. Total revenues from continuing operations decreased by $9.2 million or 30.0% to $21.5 million for the three months ended June 30, 2014 compared to the same period in 2013 and decreased by $17.8 million or 22.8% to $60.6 million for the nine months ended June 30, 2014 compared to the same periods in 2013. The decrease was primarily attributable to unsuccessful bid attempts in 2014 on work in the natural gas transmission industry. The Company had no revenue from discontinued operations for the three months ended June 30, 2014 and a $3,000 reduction of revenue from discontinued operations for the nine months ended June 30, 2014 compared to $304,000 and $2.1 million for the three months and nine months ended June 30, 2013.

Cost of Revenues. Total costs of revenues from continuing operations decreased by $8.5 million or 30.1% to $19.8 million for the three months ended June 30, 2014 and decreased $16.0 million or 22.4% to $55.2 million for the nine months ended June 30, 2014 compared to the same periods in 2013. The decrease was primarily attributable fewer projects being undertaken in 2014. Cost of revenues from discontinued operations decreased by $480,000 to $0 for the three months ended June 30, 2014 and decreased by $3.3 million to ($107,000) for the nine months ended June 30, 2014 compared to the same periods ended in 2013. There was a reclassification of costs accrued as direct costs as of September 30, 2013 and charged as selling and administrative expense for the three and nine months ended June 30, 2014.

Gross Profit. Total gross profit from continuing operations decreased by $695,000 or 28.7% to $1.7 million for the three months ended June 30, 2014 and decreased $1.9 million or 25.9 % to $5.4 million for the nine months ended June 30, 2014 compared to the same periods ending in 2013. This was due to the decrease in revenues for the three months and nine months ended June 30, 2014 compared to the same periods ending in 2013. There was no gross profit on discontinued operations for the three months ended June 30, 2014.

Selling and administrative expenses. Total selling and administrative expenses from continuing operations decreased by $343,000 or 18.3% to $1.5 million for the three months ended June 30, 2014 and decreased $1.5 million or 23.8% to $4.9 million for the nine months ended June 30, 2014 compared to the same periods ending in 2013. This decrease was due in part to a $652,000 decrease in restructuring costs to $19,000 for the nine months ended June 30, 2014. The remainder reflects cost reduction measures taken by the Company. There were no selling and administrative expenses for discontinued operations for the three months ended June 30, 2014 and such expenses decreased by $838,000 to $83,000 for the nine months ended June 30, 2014 compared to the same period ended in 2013. The $83,000 in expenses was in part due to a reclassification of costs related to non-project liabilities accrued as direct project costs as of September 30, 2013. The Company believes that any ongoing costs associated with closing discontinued operations will be immaterial.

Interest Expense. Interest expense decreased by $242,000 or 56.4% to $187,000 for the three months ended June 30, 2014 and decreased $736,000 or 53.2% to $648,000 for the nine months ended June 30, 2014 compared to the same periods ending in 2013. The decrease was primarily due to the decrease of debt owed to the bank group resulting from the liquidation of S.T. assets in May 2013.

Net Income (Loss). Net income from continuing operations was $544,000 for the three months ended June 30, 2014 compared to a net income of $124,000 for the same period ending in 2013. Net income from continuing operations was $997,000 for the nine months ended June 30, 2014 compared to a net loss of $292,000 for the same period ending in 2013. Income tax benefits for the three and nine months ended June 30, 2014 were $546,000 and $1.2 million, respectively. Included in net income for the nine months ended June 30, 2013 was a $557,000 gain on the sale of equipment. The net loss from discontinued operations for the three months ended June 30, 2014 was $28,000 compared to a net income of $2.8 million for the same period ended in 2013. The net loss from discontinued operations for the nine months ended June 30, 2014 was $27,000 compared to a net income of $1.3 million for the same period ended in 2013. Included in the net income for the nine months ended June 30, 2014 was a $21,000 loss from the sale of equipment compared to a $2.1 million gain for the nine months ended June 30, 2013.

Comparison of Financial Condition

The Company had total assets at June 30, 2014 of $35.8 million, a decrease of $14.9 million from September 30, 2013. Two primary components of the balance sheet were accounts receivable which totaled $11.7 million, a decrease of $5.1 million from September 30, 2013 and costs and earnings in excess of billings which totaled $5.1 million, a decrease of $3.9 million from September 30, 2013. Other major categories of assets at June 30, 2014 included cash of $4.0 million and fixed assets less accumulated depreciation of $8.2 million. Liabilities totaled $19.9 million, a decrease of $15.8 million from September 30, 2013. One primary component was accounts payable which totaled $2.1 million, a decrease of $4.2 million from September 30 2013. Also, long term debt and short term borrowings totaled $11.7 million, a decrease of $4.8 million from September 30, 2013.

Stockholders’ Equity. Stockholders’ equity increased $912,000 from $14.9 million at September 30, 2013 to $15.9 million at June 30, 2014. This increase was due to the net income of $971,000, $250,000 in proceeds from the issuance of preferred stock offset by a $309,000 reduction for dividends on preferred stock.

Liquidity and Capital Resources

Cash Requirements

We prepare weekly cash forecasts for our own benefit and for submission to our lenders. We anticipate that our current cash and the cash to be generated from collection of our receivables will be adequate for our cash needs for the fourth quarter of the Company’s fiscal year. On May 30, 2014, the Company and United Bank, Inc. entered into a line of credit agreement to provide the Company with access to operating capital. The Company may borrow against the line of credit provided it meets certain borrowing base requirements, with $5.0 million being the maximum allowed. If the Company has borrowed more than the borrowing base allows, the Company must repay the excess borrowings to United Bank, Inc. At June 30, 2014, there were no draws against the line of credit.

Sources and Uses of Cash

The net income available to common shareholders for the nine months ended June 30, 2014 was $662,000, which was significantly affected by depreciation expense during the period of $2.5 million. Contracts, other receivables, and prepaids provided $7.8 million while decreases in accounts payable and accrued expenses used $6.3 million. Net cash provided by operating activities was $3.2 million for the nine month period ended June 30, 2014. Investing activities used $869,000. Financing activities used $4.7 million. As of June 30, 2014, the Company had $4.0 million in cash and working capital of $18.3 million.

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

On July 31, 2014, the bank group modified the calculation of the debt service coverage covenant in the loan agreement so that the Company will maintain a minimum debt service coverage ratio of no less than 1.50 to 1.0 tested quarterly, as of the end of each fiscal quarter, based upon the preceding four quarters. Debt service coverage will be defined as the ratio of cash flow (net income plus depreciation, amortization and interest expense, plus or minus one-time/non-recurring income and expenses (determined at the Lender’s sole discretion)) divided by the annualized debt service requirements on the Company’s senior secured term debt (post refinance), actual interest paid on the Company’s senior secured revolving credit facility and the annualized payments on any other debt outstanding.

This modification applies as of June 30, 2014, as well as future periods. The Company is in compliance with all loan covenants as of June 30, 2014.

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

 Letters of Credit

Certain customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors, vendors, etc. on various customer projects. At June 30, 2014, the Company had one letter of credit outstanding in the amount of $953,340.

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

Depending upon the size and conditions of a particular contract, we may be required to post letters of credit or other collateral in favor of the insurer. Posting of these letters or other collateral will reduce our borrowing capabilities. Historically, the Company has never had a payment made by an insurer under these circumstances and does not anticipate any claims in the foreseeable future. At June 30, 2014, the Company had $23.8 million in performance bonds outstanding.

Concentration of Credit Risk

In the ordinary course of business the Company grants credit under normal payment terms, generally without collateral, to our customers, which include natural gas and oil companies, general contractors, and various commercial and industrial customers located within the United States. Consequently, we are subject to potential credit risk related to business and economic factors that would affect these companies. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosure, we may take title to the underlying assets in lieu of cash in settlement of receivables. The Company had three customers that exceeded 10% of revenues for the nine months ended June 30, 2014. These customers accounted for 41.8% of revenues for the period and 40.9% of receivables at June 30, 2014. Another customer accounted for 13.4% of receivables at June 30, 2014.

Related Party Transactions

Total long-term debt at June 30, 2014 was $11.1 million, none of which was related party debt. Related party transactions for the nine months ended June 30, 2014 were immaterial.

Inflation

Due to relatively low levels of inflation during the nine months ended June 30, 2014 and 2013, inflation did not have a significant effect on our results.

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

Self Insurance. The Company has its workers’ compensation, general liability and auto insurance through a captive insurance company. While the Company believes that this arrangement has been beneficial in reducing and stabilizing insurance costs the Company does have to maintain a restricted cash account to guarantee payments of premiums. That restricted account had a balance of $1.0 million as of June 30, 2014. Should the Company experience severe losses over an extended period, it could have a detrimental effect on the Company, notwithstanding the captive insurance company.

Accounts Receivable and Provision for Doubtful Accounts . The Company provides an allowance for doubtful accounts when collection of an account is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates relating to, among others, our customers’ access to capital, our customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. While most of our customers are large well capitalized companies, should they experience material changes in their revenues and cash flows or incur other difficulties and not be able to pay the amounts owed, this could cause reduced cash flows and losses in excess of our current reserves. At June 30, 2014, management concluded that the allowance for doubtful accounts was adequate.

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

The Company prepares weekly cash forecasts for our own benefit and for submission to our lenders. We anticipate that our current cash and the cash to be generated from collection of our receivables will be adequate for our cash needs for the fourth quarter of the Company’s fiscal year. On May 30, 2014, the Company and United Bank, Inc. entered into a line of credit agreement to provide the Company with access to operating capital. The Company may borrow against the line of credit provided it meets certain borrowing base requirements, with $5.0 million being the maximum allowed. If the Company has borrowed more than the borrowing base allows, the Company must repay the excess borrowings to United Bank, Inc.

Prior to the general economic crisis that severely impacted demand in 2009, our customers were experiencing high demands for their products, particularly natural gas. Currently, the Company is seeing the increased demand for its services and accordingly, the Company would expect to see projected spending for our customers on their transmission and distribution systems increasing dramatically over the next few years. However, with the current uncertainty in the economy the demand for the customer’s projects could wane and also their ability to fund planned projects could be reduced. The Company’s backlog at June 30, 2014 was $55.0 million and while adding additional business projects appears likely, no assurances can be given that the Company will be successful in bidding on projects that become available. Moreover, even if the Company obtains contracts, there can be no guarantee that the projects will go forward.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, primarily related to increases in fuel prices and adverse changes in interest rates, as discussed below.

Fuel Prices. Our exposure to market risk for changes in fuel prices relates to our consumption of fuel and the price we have to pay for it. As prices rise, our total fuel cost rises. We do not believe that this risk is significant due to the fact that we would be able to pass a portion of those increases on to our customers.

Interest Rate. Our exposure to market rate risk for changes in interest rates relates to our borrowings from banks. Some of our loans have variable interest rates. Accordingly, as rates rise, our interest cost would rise. We do not believe that this risk is significant.

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

There has been no change in Energy Services of America Corporation’s internal control over financial reporting during Energy Services of America Corporation’s third quarter of fiscal year 2014 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of equity securities during the periods covered by the report.

(b) None

Energy Services of America Corporation did not repurchase any shares of its common stock during the relevant period; however, a Director of the Company did return 300,000 shares of common stock without consideration.

Date	Common Shares	Par Value	Total Paid

March 24, 2014	300,000	$0.0001	$0

ITEM 4. Mine Safety Disclosures

None

ITEM 6. Exhibits

10.1 31.1
Omnibus Amendment

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

ENERGY SERVICES OF AMERICA CORPORATION

Date: August 12, 2014	By:	/s/ Douglas V. Reynolds
Douglas V. Reynolds
Chief Executive Officer

Date: August 12, 2014	By:	/s/ Charles P. Crimmel
Charles P. Crimmel
Chief Financial Officer

