Form 10-K
period 2014-09-30
Energy Services of America CORP
filed 2014-12-18
CIK 1357971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended September 30, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________

Commission File Number: 001-32998

Energy Services of America Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-4606266
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

75 West 3rd Ave., Huntington, West Virginia	25701
(Address of Principal Executive Office)	(Zip Code)

(304) 522-3868
(Registrant’s Telephone Number including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Title of Class	Name of Each Exchange On Which Registered
None	None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐  NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐  NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a Smaller reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price on March 31, 2014 was $ 17,295,797.

As of December 17, 2014, there were issued and outstanding 14,239,836 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

Energy Services of America Corporation
Annual Report On Form 10-K
For The Fiscal Year Ended
September 30, 2014

Table of Contents

PART I

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

These forward-looking statements are not guarantees of future performance and involve or rely on a number of risks, uncertainties, and assumptions that are difficult to predict or beyond Energy Services’ control. Energy Services has based its forward-looking statements on management’s beliefs and assumptions based on information available to management at the time the statements are made. Actual outcomes and results may differ materially from what is expressed, implied and forecasted by forward-looking statements and any or all of Energy Services’ forward-looking statements may turn out to be wrong. The accuracy of such statements can be affected by inaccurate assumptions and by known or unknown risks and uncertainties.

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

PART I

ITEM 1.	Business

Overview

 Energy Services of America Corporation (“Energy Services”) was formed in 2006 as a special purpose acquisition corporation, or blank check company. On August 15, 2008, Energy Services completed the acquisitions of S.T. Pipeline, Inc. (“S.T. Pipeline”) and C.J. Hughes Construction Company, Inc. (“C.J. Hughes”).

Wholly owned subsidiary C.J. Hughes is a general contractor primarily engaged in pipeline construction for utility companies. C.J. Hughes operates primarily in the mid-Atlantic region of the United States. Nitro Electric, a wholly owned subsidiary of C. J. Hughes, is an electrical and mechanical contractor that provides its services to the power, chemical and automotive industries. Nitro Electric operates primarily in the mid-Atlantic region of the United States. Contractors Rental, a wholly owned subsidiary of C.J. Hughes provides union building trades employees for projects managed by C.J. Hughes. All of the C.J. Hughes, Nitro Electric, and Contractors Rental production personnel are union members of various related construction trade unions and are subject to collective bargaining agreements that expire at varying time intervals.

Energy Services is engaged in providing contracting services for energy related companies. Currently Energy Services primarily services the gas, petroleum, power, chemical and automotive industries though it does some other incidental work such as water and sewer projects. For the gas industry, the Company is primarily engaged in the construction, replacement and repair of natural gas pipelines and storage facilities for utility companies and private natural gas companies. Energy Services is involved in the construction of both interstate and intrastate pipelines, with an emphasis on the latter. For the oil industry, the Company provides a variety of services relating to pipeline, storage facilities and plant work. For the power, chemical, and automotive industries, the Company provides a full range of electrical and mechanical installations and repairs including substation and switchyard services, site preparation, equipment setting, pipe fabrication and installation, packaged buildings, transformers and other ancillary work with regards thereto. Energy Services’ other services include liquid pipeline construction, pump station construction, production facility construction, water and sewer pipeline installations, various maintenance and repair services and other services related to pipeline construction. The majority of the Company’s customers are located in West Virginia, Virginia, Ohio, Pennsylvania, and Kentucky. The Company builds, but does not own, natural gas pipelines for its customers that are part of both interstate and intrastate pipeline systems that move natural gas from producing regions to consumption regions as well as building and replacing gas line services to individual customers of the various utility companies.

Our consolidated operating revenues for the year ended September 30, 2014 were $93.3 million of which 52% was attributable to gas & petroleum contract work, 43% to electrical and mechanical contract services and 5% to water and sewer contract installations and other ancillary services. The Company had consolidated operating revenues of $110.9 million for the year ended September 30, 2013 of which 53% was attributable to gas contract work, 37% to electrical and mechanical contract services customers, and 10% to water and sewer contract installation and other ancillary services.

Energy Services’ customers include many of the leading companies in the industries it serves, including:

Columbia Gas Transmission
Columbia Gas Distribution
Marathon Petroleum
American Electric Power
Toyota Motor Manufacturing
Bayer Chemical
Dow Chemical
Kentucky American Water
Various state, county and municipal public service districts.

The Company enters into various types of contracts, including competitive unit price, cost-plus (or time and materials basis) and fixed price (lump sum) contracts. The terms of the contracts will vary from job to job and customer to customer though most contracts are on the basis of either unit pricing in which the Company agrees to do the work for a price per unit of work performed or for a fixed amount for the entire project. Most of the Company’s projects are completed within one year of the start of the work. On occasion, the Company’s customers will require the posting of performance and/or payment bonds upon execution of the contract, depending upon the nature of the work performed. The Company generally recognizes revenue on unit price and cost-plus contracts when units are completed or services are performed. Fixed price contracts usually results in recording revenues as work on the contract progresses on a percentage of completion basis. Under this accounting method, revenue is recognized based on the percentage of total costs incurred to date in proportion to total estimated costs at completion. Many contracts also include retention provisions under which a percentage of the contract price is withheld until the project is complete and has been accepted by the customer.

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

S.T. Pipeline engaged in the construction of natural gas pipelines for utility companies in various states, mostly in the mid-Atlantic area of the country. On May 14, 2013, the Company liquidated the operation of S.T. and realized $1.9 million from the sale of assets. The financial position and results of operations of S.T. Pipeline have been presented as discontinued operations in the accompanying financial statements for all presented periods.

Seasonality: Fluctuation of Results

Our revenues and results of operations can and usually are subject to seasonal variations. These variations are the result of weather, customer spending patterns, bidding seasons and holidays. The first quarter of the calendar year is typically the slowest in terms of revenues because inclement weather conditions causes delays in production and customers usually do not plan large projects during that time. While usually better than the first quarter, the second calendar year quarter often has some inclement weather which can cause delays in production, reducing the revenues the Company receives and/or increasing the production costs. The third and fourth calendar year quarters usually are less impacted by weather and usually have the largest number of projects underway. Many projects are completed in the fourth calendar year quarter and revenues are often impacted by customers seeking to either spend their capital budget for the year or scale back projects due to capital budget overruns.

In addition to the fluctuations discussed above, the pipeline industry can be highly cyclical, reflecting variances in capital expenditures in proportion to energy price fluctuations. As a result, our volume of business may be adversely affected by where our customers are in the cycle and thereby their financial condition as to their capital needs and access to capital to finance those needs.

Accordingly, our operating results in any particular quarter or year may not be indicative of the results that can be expected for any other quarter or any other year. You should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations Understanding Gross Margins” below for discussions of trends and challenges that may affect our financial condition and results of operations.

Forbearance Agreement

On November 28, 2012, the Company entered into a Forbearance Agreement with United Bank, Inc.(West Virginia), Summit Community Bank (West Virginia), and First Guaranty Bank (Louisiana) related to our revolving line of credit and term debt as reported in the Company’s November 29, 2012 Form 8-K filing. The Forbearance Agreement, among other things, required the Company to close S.T. Pipeline and dispose of its assets. The Company was also required to prepare recommendations relating to the on-going operations of Nitro Electric, C.J. Hughes, and Contractors Rental, including refinancing, sale or liquidation of the companies by May 31, 2013.

On January 31, 2014, the Company entered into a financing arrangement (“Term Note”) with United Bank, Inc and Summit Community Bank. The financing arrangement is a five year term loan in the amount of $8.8 million. In addition, the Company entered into a separate five year term loan agreement with First Guaranty Bank for $1.6 million. Taken together, the $10.4 million in new financings supersede the prior financing arrangements the Company had with United Bank, Inc. and other lenders. As a result of entering into the new financings, United Bank, Inc. and the other lenders of the Company agreed to terminate their Forbearance Agreement with the Company. This was reported in the Company’s February 4, 2014 Form 8-K filing.

On May 30, 2014, the Company entered into a financing agreement (“Line of Credit” or “LOC”) with United Bank, Inc. to provide the Company with a $5.0 million revolving line of credit. This financing agreement is in addition to the prior Term Note arrangement with United Bank and Summit Community Bank. This was reported in the Company’s June 2, 2014 Form 8-K filing.

Going Concern

A goodwill impairment charge was recorded in the fourth fiscal quarter of 2012 in the amount of $36.9 million, representing all of the goodwill on our balance sheet. Based on continued operating losses and management’s forecasts of future cash flows, the annual goodwill impairment test indicated that the goodwill of the Company had no value. See Note 5 of the Consolidated Financial Statements.

Due to the improved financial position at September 30, 2014, the Company successfully resolved the factors that gave rise to Arnett Foster Toothman’s decision to render its “going concern” opinion for the years ended September 30, 2013 and 2012. Key factors included: refinancing the bank debt and termination of the Forbearance Agreement, securing the Line of Credit, re-establishing an adequate bonding capacity, reduction of corporate overhead, and increased project profitability.

Backlog/New Business

The Company’s backlog represents contracts for services that have been entered into but which have not yet been completed. At September 30, 2014, Energy Services had a backlog of $51.8 million of work to be completed on existing contracts. At September 30, 2013, the Company had a backlog of $52.6 million. Due to the timing of Energy Services’ construction contracts and the long-term nature of some of our projects, portions of our backlog work may not be completed in the current fiscal year. Most of the Company’s projects can be completed in a short period of time, typically two to five months. Larger projects usually take seven to eighteen months to be completed. As a general rule, work starts shortly after the signing of the contract.

Types of Contracts

Energy Services’ contracts are usually awarded on a competitive and negotiated basis. While some contracts may be lump sum or time and material projects, most of the work is bid based upon unit prices for various portions of the work with a total agreed-upon price based on estimated units. The actual revenues produced from the project will be dependent upon how accurate the customer estimates are as to the units of the various items.

Raw Materials and Suppliers

The principal raw materials that the Company and its subsidiaries use are metal plate, structural steel, pipe, wire, fittings and selected engineering equipment such as pumps, valves and compressors. For the most part, the largest portion of these materials are supplied by the customer. The materials that the Company purchases are predominately those of a consumable nature on the job, such as small tools and environmental supplies. We anticipate being able to obtain these materials, as well as any raw materials not supplied by our customers, for the foreseeable future.

Industry Factors

Energy Services’ revenues, cash flows and earnings are substantially dependent upon, and affected by, the level of natural gas exploration development activity and the levels of work on existing pipelines as well as the level of demand for our electrical and mechanical services. Such activity and the resulting level of demand for pipeline construction and related services and electrical and mechanical services are directly influenced by many factors over which the Company has no control. Such factors include the market prices of natural gas and electricity, market expectations about future prices, the volatility of such prices, the cost of producing and delivering natural gas and electricity, government regulations and trade restrictions, local and international political and economic conditions, the development of alternate energy sources, changes in the tax code that affect the energy industry, and the long-term effects of worldwide energy conservation measures.

Energy Services cannot predict the future level of demand for its construction services, future conditions in the pipeline or electrical construction industry or future pipeline and electrical construction rates.

Energy Services maintains a banking relationship with United Bank, Inc. and Summit Community Bank and has lines of credit and borrowing facilities with these institutions. The Company currently has a $5.0 million line of credit, of which $750,000 was outstanding at September 30, 2014. The Company believes this line of credit will provide sufficient operating capital for future projects.

Competition

The pipeline construction industry is a highly competitive business characterized by high capital and maintenance costs. Pipeline contracts are usually awarded through a competitive bid process. The Company believes that operators consider factors such as quality of service, type and location of equipment, or the ability to provide ancillary services. However, price and the ability to complete the project in a timely manner are the primary factors in determining which contractor is awarded a job. There are a number of regional and national competitors that offer services similar to Energy Services. Certain of the Company’s competitors have greater financial and human resources than Energy Services, which may enable them to compete more efficiently on the basis of price and technology. The Company’s largest competitors are Otis Eastern, Miller Pipeline, Brown Electric, Summit Electric and Apex Pipeline.

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

The Company’s insurance coverage for property damage to its equipment is based on estimates of the cost of comparable used equipment to replace the insured property. There is a deductible per occurrence on equipment of $5,000 and $500 for damage to miscellaneous tools. The Company also maintains third party liability insurance, pollution and professional liability insurance, and a commercial umbrella policy. Energy Services believes that it is adequately insured for public liability and property damage to others with respect to its operations. However, such insurance may not be sufficient to protect Energy Services against liability for all consequences related to its operations.

Government Regulation and Environmental Matters

General. Energy Services’ operations are affected from time to time in varying degrees by political developments and federal, state and local laws and regulations. In particular, natural gas production, operations and the profitability of the gas industry are or have been affected by price controls, taxes and other laws relating to the natural gas industry, by changes in such laws and by changes in administrative regulations. Although significant capital expenditures may be required to comply with such laws and regulations, to date, such compliance costs have not had a material adverse effect on the earnings or competitive position of Energy Services. In addition, Energy Services’ operations are vulnerable to risks arising from the numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Energy Services may also be affected by regulations designed to provide benefits to companies engaged in the production of alternative sources of energy, such as solar, wind, and related industries.

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

The primary environmental statutory and regulatory programs that affect Energy Services’ operations include the following: Department of Transportation regulations, regulations set forth by agencies such as the Federal Energy Regulatory Commission and various environmental agencies including the Environmental Protection Agency, and state and local government agencies.

Health and Safety Matters. Energy Services’ facilities and operations are also governed by various other laws and regulations, including the federal Occupational Safety and Health Act, relating to worker health and workplace safety. The Occupational Safety and Health Administration has issued the Hazard Communication Standard. This standard applies to all private-sector employers, including the natural gas exploration and producing industry. The Hazard Communication Standard requires that employers assess their chemical hazards, obtain and maintain certain written descriptions of these hazards, develop a hazard communication program and train employees to work safely with the chemicals on site. Failure to comply with the requirements of the standard may result in administrative, civil and criminal penalties. Energy Services believes that appropriate precautions are taken to protect employees and others from harmful exposure to materials handled and managed at its facilities and that it operates in substantial compliance with all Occupational Safety and Health Act regulations. It is not anticipated that Energy Services will be required to make material expenditures by reason of such health and safety laws and regulations.

Research and Development/Intellectual Property

Energy Services has not made any material expenditure for research and development. Energy Services does not own any patents, trademarks or licenses.

Legal Proceedings

Energy Services is a party to legal proceedings from time to time in the ordinary course of business. At September 30, 2014, the Company was not involved in any material legal proceedings in which the outcome would individually, or in the aggregate, have a material adverse effect on its financial condition or results of operations.

Facilities and Other Property

The Company and its subsidiaries own the property where its subsidiary C.J. Hughes and the Company’s headquarters are located. All other facilities are leased. The total amount of the lease payments for the various locations is $17,250 per month. The Company’s management believes that its properties are adequate for the business it conducts.

Employees

As of September 30, 2014, the Company had approximately 584 employees including management. A number of the Company’s employees are represented by trade unions represented by various collective bargaining units.

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

We typically experience lower volumes and lower margins during the winter months due to lower demand for our pipeline services and more difficult operating conditions. Also, other items that can materially affect our quarterly results include:

●	Adverse weather
●	Variations in the mix of our work in any particular quarter
●	Unfavorable regional, national or global economic and market conditions
●	A reduction in the demand for our services
●	Changes in customer spending patterns and need for the services we provide
●	Unanticipated increases in construction and design costs
●	Timing and volume of work we perform
●	Termination of existing agreements
●	Losses experienced not covered by insurance
●	Payment risks associated with customer financial condition
●	Changes in bonding requirements of agreements
●	Interest rate variations
●	Changes in accounting pronouncements

Credit facilities to fund our operations and growth might not be available.

Our business relies heavily on having lines of credit in place to fund the various projects we are working on. Should funding not be available, or favorable, it could severely curtail our operations and the ability to generate profits. Energy Services maintains a banking relationship with a regional bank and has lines of credit and borrowing facilities with this institution. The Company currently has a $5.0 million line of credit, of which $750,000 was outstanding at September 30, 2014. The Company believes this line of credit will provide sufficient operating capital for future projects.

We have sold Units, each consisting of one share of 6.0% Convertible Perpetual Preferred Stock, Series A and 2,500 shares of Common Stock. If the Preferred Stock is converted to Common Stock, shareholders may experience dilution of their ownership interest.

As of September 30, 2013 the Company sold 140 units in a private placement to accredited investors, with an additional 10 units sold during the fiscal year ended September 30, 2014 for a total of 150 units. As a result of the private placement, an additional 375,000 shares of common stock were outstanding as of September 30, 2014. The Company also issued 56 shares of Preferred Stock to Marshall Reynolds, Chairman of the Board of Directors, in exchange for a debt forgiveness of $1.4 million. Mr. Reynolds did not receive any shares of Common Stock in this transaction. In addition, if the Company elects to allow the holders of the Preferred Stock to choose to convert their Preferred Stock into shares of common stock we would issue an additional 3,433,333 shares of Common Stock, which will result in shareholders experiencing a dilution in their ownership interest.

An economic downturn in the industries we serve could lead to less demand for our services.

In addition to the effects of an economic recession, there could be industry specific reductions in the industries that the Company serves. If the demand for natural gas should drop dramatically, or the demand for electrical services drops dramatically, these would in turn result in less demand for the Company’s services.

Project delays or cancellations may result in additional costs to us, reductions in revenues or the payment of liquidated damages.

In certain circumstances, we guarantee project completion by a scheduled acceptance date or are paid only upon achievement of certain acceptance and performance testing levels. Failure to meet any of these requirements could result in additional costs or penalties which could exceed the expected project profits.

We may be unsuccessful at generating internal growth.

Our ability to generate internal growth will be affected by our ability to:

●	Attract new customers
●	Expand our relationships with existing customers
●	Hire and maintain qualified employees
●	Expand geographically
●	Adjust quickly to changes in our industry

Our industry is highly competitive.

Our industry has been and remains competitive with competitors ranging from small owner operated companies to large public companies. Within that group there may be companies with lower overhead costs that may be able to price their services at lower levels than we can. Accordingly, if that occurs, our business opportunities could be severely limited. In addition, our industry competes with for energy demand with suppliers of alternative energy sources such as solar and wind.

The type of contracts we obtain could adversely affect our profitability.

We enter into various types of contracts, including fixed price and variable pricing contracts. On fixed price contracts our profits could be curtailed or eliminated by unanticipated pricing increases associated with the contract.

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

Our productivity depends upon our ability to employ and maintain skilled personnel to meet our requirements. Should some of our key managers leave the Company, it could limit our productivity. Also, many of our labor personnel are trade union members. Should we encounter problems associated with our union employees or if we are unable to employ sufficient available operators, welders, or other skilled labor, our production could be significantly curtailed.

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

On certain projects, we rely on suppliers to obtain the necessary materials and subcontractors to perform portions of our services. We also rely on equipment manufacturers to provide us with the equipment needed to conduct our operations. Any limitation on the availability of materials or equipment or failure to complete work on a timely basis by subcontractors in a quality fashion could lead to added costs and therefore lower profitability for the Company.

During the ordinary course of business, we may become subject to lawsuits or indemnity claims, which could materially and adversely affect our business and results of operations.

From time to time, we may in the ordinary course of business be named as a defendant in lawsuits, claims and other legal proceedings. These actions may seek, among other things, compensation for alleged personal injury, worker’s compensation, employment discrimination, breach of contract, property damages, civil penalties and other losses of injunctive or declaratory relief. Also, we often indemnify our customers for claims related to the services we provide and actions we take under our contracts with them. Because our services in certain instances may be integral to the operation and performance of our customers’ infrastructure, we may become subject to lawsuits or claims for any failure of the systems we work on. While we carry insurance to protect the Company against such claims, the outcomes of any of the lawsuits, claims or legal proceedings could result in significant costs and diversion of management’s attention from the business. Payments of significant amounts, even if reserved, could adversely affect our reputation, liquidity and results of operations.

A portion of our business depends on our ability to provide surety bonds. We may be unable to compete on certain projects if we are not able to obtain the necessary surety bonds.

Current or future market conditions, including losses in the construction industry or as a result of large corporate bankruptcies, as well as changes in our surety providers’ assessment of our operating and financial risk, could cause our surety providers to decline to issue or renew, or substantially reduce the amount of bonds for our work or could increase our bonding costs. These actions could be taken on short notice. Since a growing number of our customers require such bonding, should our surety providers limit or eliminate our access to bonding, our performance could be negatively impacted if we are unable to replace the bonded business with work that does not require bonding or if we are unable to provide other means of securing the jobs performance such as with letters of credit or cash.

Our failure to comply with environmental laws could result in significant liabilities.

Our operations are subject to various environmental laws and regulations, including those dealing with the handling and disposal of waste products, PCB’s and other hazardous materials, as well as fuel storage. We also work around and under bodies of water. We invest significantly in compliance with the appropriate laws and regulations. However, if we should inadvertently cause contamination of waters or soils, liabilities for our Company relating to cleanup and remediation could be substantial and could exceed any insurance coverage we might have and result in a negative impact to the company’s ability to operate.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

We maintain our executive offices at 75 West 3rd Ave., Huntington, West Virginia 25701, which is also the office of C.J. Hughes.

ITEM 3.	Legal Proceedings

At September 30, 2014, the Company was not involved in any legal proceedings other than in the ordinary course of business. The outcome of any proceedings would not be material to our financial condition or results of operations.

ITEM 4.	Mine Safety Disclosures

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On September 28, 2011, the Company completed an exchange offer pursuant to which we exchanged 8 ½ warrants for one share of common stock. Following the completion of the exchange offer any warrants which were not exchanged expired on October 12, 2011. Following the completion of the exchange offer and expiration of the warrants that were not tendered, the Company had 14,446,836 shares of common stock issued and outstanding and no warrants or units outstanding. On November 14, 2011, the Company delisted from the NYSE AMEX.

For the years ended September 30, 2012, 2013, and 2014, employee stock grants of 12,000, 6,000 and 0 shares of common stock were earned and issued, respectively.

In May 2013, the Company commenced a private placement of units consisting of one preferred share of stock and 2,500 shares of common stock at a purchase price of $25,000 per unit. Preferred stock dividends are paid at a rate of 3% of the investment semi-annually. As of September 30, 2013, the placement of 140 units resulted in $3.5 million in cash invested in the Company with 140 shares of preferred stock and 350,000 shares of common stock issued. Additionally, one director received 56 shares of preferred stock with no common shares in return for forgiveness of a $1.4 million note owed by the Company. One former director forfeited 300,000 shares of common stock to the Company as of September 30, 2013. In fiscal year 2014, the Company raised an additional $250,000 in proceeds from the private placement of 10 units, which resulted in the issuance of 10 shares of preferred stock and 25,000 common shares. A director forfeited 300,000 shares of common stock to the Company in March 2014. The total shares of common stock issued and outstanding as of September 30, 2014 were 14,839,836 and 14,239,836, respectively. The total shares of preferred stock issued and outstanding as of September 30, 2013 and September 30, 2014 was 140 and 150, respectively. Each share of preferred stock is convertible into 16,667 shares of common stock (subject to adjustment) at the option of the holder if the Company elects to redeem the preferred stock.

The Company’s stock is quoted under the symbol “ESOA” and transactions in the stock are reported on the OTC Market Pink marketplace.

The following table sets forth the range of high and low sales prices for common stock during each of the last two fiscal years and is based on information by the OTC Pink marketplace. The high and low “bid price”, as required to be disclosed by Regulation S-K, was not available for certain periods because either these were not two-sided quotes by market makers or there was only one market maker with a two-sided quote.

Common Stock

Fiscal 2013	High	Low	Dividends
Quarter ended December 31, 2012	$1.31	$0.51	$—
Quarter ended March 31, 2013	0.80	0.16	—
Quarter ended June 30, 2013	1.10	0.21	—
Quarter ended September 30, 2013	1.10	0.60	—

Fiscal 2014	High	Low	Dividends
Quarter ended December 31, 2013	$1.72	$0.95	$—
Quarter ended March 31, 2014	2.05	1.25	—
Quarter ended June 30, 2014	1.78	1.10	—
Quarter ended September 30, 2014	1.50	1.10	—

As of September 30, 2014, there were 20 holders of record of our common stock. Certain shares of the Company’s common stock are held in “nominee” or “street” name and accordingly the number of beneficial owners of common stock is not included in the number of record holders.

We have not paid any cash dividends on our common stock to date. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of our board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

In July 2013, 300,000 shares of the Company’s common stock were forfeited by a former Director and added to treasury stock. The Company paid par value of $0.0001for the shares, or a total of $30. In March 2014, 300,000 shares of the Company’s common stock were forfeited by a Director and added to treasury stock. The Company did not make any payment for these forfeited shares.

ITEM 6.	Selected Financial Data

The following table sets forth the Consolidated Statement of Operations for the years ended September 30, 2014 and 2013.

	2014	2013

Revenue	$93,273,139	$108,820,315

Cost of revenues	84,761,921	98,804,399

Gross profit	8,511,218	10,015,916
Selling and administrative expenses	6,355,609	8,047,951
Income from operations	2,155,609	1,967,965
Other income (expense)
Interest income	1,191	1,368
Other nonoperating income (expense)	8,417	(12,751)
Interest expense	(841,975)	(1,739,689)
Gain on sale of equipment	37,477	531,270
	(794,890)	(1,219,802)
Income from continuing operations before income taxes	1,360,719	748,163
Income tax benefit	(2,342,244)	(1,318,854)
Income from continuing operations	3,702,963	2,067,017
Dividends on preferred stock	386,250	-
Income from continuing operations
available to common shareholders	3,316,713	2,067,017
Income (loss) from discontinued operations
net of tax expense of $54,766 in 2014	(54,766)	1,503,189
and tax benefit of $1,445,506 in 2013

Net income available to common shareholders	$3,261,947	$3,570,206

Weighted average shares outstanding-basic	14,392,194	14,461,383

Weighted average shares-diluted	17,802,443	14,923,255

Earning per share from continuing operations
available to common shareholders	$0.230	$0.143

Earnings per share from continuing operations-diluted
available to common shareholders	$0.186	$0.139

Earnings per share
available to common shareholders	$0.227	$0.247

Earnings per share-diluted
available to common shareholders	$0.183	$0.239

Due to organizational changes and operating losses incurred in fiscal year 2012, the Company decided to discontinue the operations of the wholly owned subsidiary S.T. Pipeline, Inc. The Company liquidated the assets of S.T. Pipeline on May 14, 2013. The net proceeds of $7,233,913 were used to pay down the balance of the Company’s Line of Credit (LOC) and term note balances.

The operating results for S.T. Pipeline, Inc. for September 30, 2014 and 2013 are as follows:

	2014	2013

Revenue	$(3,000)	$2,103,068

Cost of revenues	(106,734)	3,252,415

Gross profit (loss) from
discontinued operations	103,734	(1,149,347)

Selling and administrative expenses	83,301	941,842
Income (loss) from operations	20,433	(2,091,189)

Other income (expense)
Interest income	-	-
Other nonoperating income (expense)	400	-
Interest expense	-	(526)
Gain (loss) on sale of equipment	(20,833)	2,149,398
Total other income (loss)	(20,433)	2,148,872
Income before income taxes	-	57,683

Income tax expense (benefit)	54,766	(1,445,506)

Net income (loss)
from discontinued operations	$(54,766)	$1,503,189

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of the financial condition and results of operations of Energy Services in conjunction with the historical financial statements and related notes contained elsewhere herein. Among other things, those historical consolidated financial statements include more detailed information regarding the basis of presentation for the following information.

Understanding Gross Margins

Our gross margin is gross profit expressed as a percentage of revenues. Cost of revenues consists primarily of salaries, wages and some benefits to employees, depreciation, fuel and other equipment costs, equipment rentals, subcontracted services, portions of insurance, facilities expense, materials and parts and supplies. Factors affecting gross margin include:

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

Results of Operations for Year Ended September 30, 2014 compared to 2013

Revenues. Revenue decreased by $15.5 million or 14.3% to $93.3 million on continuing operations for the year ended September 30, 2014 from $108.8 million for the year ended September 30, 2013. The decrease was primarily due to fewer natural gas transmission pipeline projects being awarded to the Company either through unsuccessful bids or customer concerns over the Company’s financial stability. The Company did successfully refinance its secured debt in January 2014, thus ending the Forbearance Agreement, and secured a $5.0 million line of credit in May 2014. However, many projects had already been awarded before the Company’s improved financial position occurred. Revenue decreased by $2.1 million on discontinued operations due to the closure of S.T. Pipeline.

Costs of Revenues. Costs of revenues decreased by $14.0 million or 14.2% to $84.8 million on continuing operations for the year ended September 30, 2014 from $98.8 million for the year ended September 30, 2013. The decrease in costs was due to fewer natural gas transmission pipeline projects being awarded to the Company. Cost of revenues from discontinued operations decreased from $3.2 million for the year ended September 30, 2013 to ($107,000) for the year ended September 30, 2014. The negative costs of revenues were the result of a reclassification of costs accrued as direct costs at September 30, 2013 to selling, general, and administrative expense in fiscal year 2014.

 Gross Profit. Gross profits decreased by $1.5 million or 15.0% to $8.5 million on continuing operations for the year ended September 30, 2014 from $10.0 million for the year ended September 30, 2013. The decrease was primarily due to the decrease in revenue discussed above. The gross profit percentage was 9.1% for the year ended September 30, 2014 and 9.2% for the year ended September 30, 2013. Gross loss on discontinued operations for the year ended September 30, 2013 was $1.1 million and gross profit on discontinued operations for the year ended September 30, 2014 was $104,000.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $1.6 million or 21.0% to $6.4 million on continuing operations for the year ended September 30, 2014 from $8.0 million for the year ended September 30, 2013. The decrease was primarily driven by a significant reduction in administrative and executive personnel and a reduction of restructuring costs from $709,000 for the year ended September 30, 2013 to $19,000 for the year ended September 30, 2014. Selling, general and administrative expenses decreased by $838,000 to $83,000 on discontinued operations for the year ended September 30, 2014. The decrease reflects the closure of S.T. Pipeline.

Income from operations. Income from continuing operations increased by $200,000 to $2.2 million for the year ended September 30, 2014 from $2.0 million for the year ended September 30, 2013. The increase was primarily due to the reduction of selling, general and administrative expenses being greater than the decrease in gross profit that resulted from lower project revenues for the year ended September 30, 2014. The loss from discontinued operations for the year ended September 30, 2013 was $2.0 million compared to a $20,000 income from operations for the year ended September 30, 2014.

Interest Expense. Interest expense decreased by $898,000 or 51.6% to $842,000 for the year ended September 30, 2014. The decrease was primarily due to the proceeds from the May 2013 sale of S.T. Pipeline assets being applied to reduce outstanding debt as well as $3.0 million in principal payments made in fiscal year 2014.

Income Taxes. Income tax benefit on continuing operations for the year ended September 30, 2014 was $2.3 million as compared to an income tax benefit of $1.3 million for the year ended September 30, 2013. Income tax expense on discontinued operations was $55,000 for the period ending September 30, 2014 as compared to an income tax benefit of $1.1 million for the period ending September 30, 2013. The Company’s effective tax rate (benefit) was (167.8) % for the period ending September 30, 2014 and (343.0) % for the period ending September 30, 2013. In fiscal year 2012, the Company established a valuation allowance against its deferred tax assets to offset a significant portion of the Company’s federal and state tax benefits that were not expected to be used in future years due to the Going Concern opinion. Due to a higher than expected taxable income resulting from operations and the sale of fixed assets in 2013, the Company recognized tax benefits from the reduction of net operating loss (NOL) carry forwards and the related valuation allowance. Furthermore, the Company projected the federal NOL carry forwards will be used over the next several years, and thus reduced the NOL valuation and increased the tax benefit by an additional $1.5 million for the period ended September 30, 2013. The Company had a tax asset related to NOL carry forwards of $5.0 million and a valuation allowance of $3.5 million for a net NOL asset of $1.5 million at September 30, 2013. Due to an estimated taxable income of $4.5 million in fiscal year 2014 and projections that NOL carry forwards will continued to be used, the Company reversed the $3.5 million valuation allowance that previously existed. The Company currently has tax assets related to federal NOL carry forwards valued at $2.7 million with no valuation adjustment.

Net Income. The net income available to common shareholders after $386,000 in dividends on preferred shares was $3.3 million for the year ended September 30, 2014. The net income for the year ended September 30, 2013 was $3.6 million.

Comparison of Financial Condition

The Company had total assets of $42.3 million at September 30, 2014, a decrease of $8.4 million from the prior fiscal year end balance $50.7 million. Some primary components of the balance sheet were accounts receivable which totaled $14.5 million, a decrease of $2.2 million from the prior year end balance $16.7 million, retainages receivable of $1.3 million, a decrease of $1.4 million from $2.7 million and estimated earnings in excess of billings of $9.3 million, an increase of $292,000 from the prior year end balance of $9.0 million. Other major categories of assets at September 30, 2014 included cash of $2.7 million, a decrease of $3.5 million from the prior year balance of $6.2 million as well as net fixed assets of $7.9 million, a decrease of $1.9 million from prior year balance of $9.8 million.

Liabilities totaled $23.8 million, a decrease of $12.0 million from the prior year balance of $35.8 million. Current maturities of long-term debt decreased by $2.8 million during fiscal year 2014 to $2.5 million from $5.3 million. Line of credit and short term borrowings decreased by $9.4 million from $10.1 million to $760,000. In total, short-term debt decreased by $12.1 million from $15.4 million to $3.3 million. Long–term debt increased by $6.8 million to $7.9 million from $1.1 million, primarily due to the reclassification of debt from short-term to long-term after the termination of the Forbearance Agreement. Overall, the long-term and short-term debt of the Company decreased by $5.3 million during the year to $11.2 million from $16.5 million. Accounts payable and accrued expenses decreased by $860,000. Stockholders’ equity was $18.5 million, an increase of $3.5 million from the prior year due to the $3.3 million in net income available to common shareholders generated by the Company in 2014 and $200,000 in new equity raised through the Company’s private placement of preferred stock.

Liquidity and Capital Resources

Indebtedness

On January 31, 2014, the Company entered into a financing arrangement (“Term Note”) with United Bank, Inc. (West Virginia) and Summit Community Bank (West Virginia). The financing arrangement is a five year term loan in the amount of $8.8 million and bears interest at an annual rate of 6.50%. In addition, the Company entered into a separate five year term loan agreement with First Guaranty Bank (Louisiana) for $1.6 million and bears interest at an annual rate of 3.55%. Taken together, the $10.4 million in new financings supersedes the prior financing arrangements the Company had with United Bank as well as the other lenders. As a result of entering into the new financings, United Bank and the other lenders of the Company agreed to terminate their Forbearance Agreement with the Company. This was reported in the Company’s February 4, 2014 Form 8-K filing.

Under the terms of the new financing agreement reached January 31, 2014, the Company must meet the following loan covenants:

1.	Minimum tangible net worth of $10.0 million to be measured quarterly
2.	Minimum traditional debt service coverage of 1.50x to be measured quarterly on a rolling twelve month basis
3.	Minimum current ratio of 1.30x to be measured quarterly
4.	Maximum debt to tangible net worth ratio (“TNW”) to be measured semi-annually on the following basis:

Date	Debt to TNW
6/30/2014	2.50x
12/31/2014	2.25x
6/30/2015	2.00x
12/31/2015	1.75x
6/30/2016	1.50x
Thereafter	1.50x

On July 31, 2014, the bank group modified the calculation of the debt service coverage covenant in the loan agreement so that the Company is required to maintain a minimum debt service coverage ratio of no less than 1.50 to 1.0 tested quarterly, as of the end of each fiscal quarter, based upon the preceding four quarters. Debt service coverage will be defined as the ratio of cash flow (net income plus depreciation, amortization and interest expense, plus or minus one-time/non-recurring income and expenses (determined at the bank group’s sole discretion)) divided by the annualized debt service requirements on the Company’s senior secured term debt (post refinance), actual interest paid on the Company’s senior secured revolving credit facility and the annualized payments on any other debt outstanding.

This modification applied as of June 30, 2014, as well as future periods. The Company is in compliance with all loan covenants as of September 30, 2014.

As of September 30, 2014, we had $2.7 million in cash and working capital of $21.0 million. The maturities of long and short term debt, which includes line of credit borrowings, term notes payable to banks, and notes payable on various equipment purchases, are as follows:

2015	$3,298,593
2016	2,337,097
2017	2,419,688
2018	2,366,260
2019	813,488
Thereafter	-
Total	$11,235,126

Line of Credit

On May 30, 2014, the Company entered into a financing agreement (“Line of Credit” or “LOC”) with United Bank, Inc. to provide the Company with a $5.0 million revolving line of credit. This financing agreement is in addition to the prior Term Note arrangement with United Bank and Summit Community Bank. This was reported in the Company’s June 2, 2014 Form 8-K filing.

The LOC is subject to the terms of the January 31, 2014 Term Note agreement discussed above. Interest on the LOC, which expires on May 30, 2015, is 6.5%. Cash available under the line is calculated based on a percentage of the Company’s accounts receivable with certain exclusions. Major items excluded from calculation are certain percentages of receivables from bonded jobs and retainage as well as items greater than one hundred twenty (120) days old. At September 30, 2014 the Company had outstanding borrowings of $750,000 on the LOC.

Off-Balance Sheet Transactions

Due to the nature of our industry, we often enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Though for the most part not material in nature, some of these are:

Leases

Our work often requires us to lease various facilities, equipment and vehicles. These leases usually are short term in nature, one year or less though at times we may enter into longer term leases when warranted. By leasing equipment, vehicles and facilities, we are able to reduce our capital outlay requirements for equipment vehicles and facilities that we may only need for short periods of time. The Company rents office and shop space from an independent lessor. The office space rental is $6,300 per month. As of December 16, 2014, Nitro Electric Company purchased this property for $1.1million. The shop rental is $10,950 monthly and the lease expires in December 2018.

Letters of Credit

Certain of our customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors, vendors, etc. on various customer projects. At September 30, 2014, the Company had a letter of credit outstanding in the amount of $953,340 to cover a deposit required by its captive insurance program. The Company also had a $1.3 million letter of credit from a local bank outstanding at September 30, 2014 to cover a project that required a bond prior to the Company securing a bonding line with its current surety company. This project was completed and the letter of credit released in October 2014.

Performance Bonds

Some customers, particularly new ones or governmental agencies, require the Company to post bid bonds, performance bonds and payment bonds (collectively, performance bonds). These bonds are obtained through insurance carriers and guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the insurer make payments or provide services under the bond. The Company must reimburse the insurer for any expenses or outlays it is required to make.

In February 2014, the Company entered into an agreement with a surety company to provide bonding which will suit the Company’s immediate needs. The ability to obtain bonding for future contracts is an important factor in the contracting industry with respect to the type and amount of contracts that can be bid.

Depending upon the size and conditions of a particular contract, the Company may be required to post letters of credit or other collateral in favor of the insurer. Posting of these letters or other collateral will reduce our borrowing capabilities. The Company does not anticipate any claims in the foreseeable future. At September 30, 2014, the Company had $26.3 million in performance bonds outstanding.

Concentration of Credit Risk

In the ordinary course of business the Company grants credit under normal payment terms, generally without collateral, to our customers, which include natural gas and oil companies, general contractors, and various commercial and industrial customers located within the United States. Consequently, the Company is subject to potential credit risk related to business and economic factors that would affect these companies. However, the Company generally has certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosure, the Company may take title to the underlying assets in lieu of cash in settlement of receivables. The Company had four customers that exceeded 10% of revenues or receivables for the year ended September 30, 2014. The four customers represented 45.2% of revenues and 41.9% of accounts receivable at September 30, 2014. These customers include: Marathon Petroleum, Columbia Gas Transmission, Columbia Gas Distribution, and National Fuel.

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

Related Party Transactions

In the normal course of business, the Company enters into transactions from time to time with related parties. These transactions typically would not be material in nature and would usually relate to real estate, vehicle or equipment rentals.

Inflation

Due to relatively low levels of inflation during the years ended September 30, 2014 and 2013, inflation did not have a significant effect on our results.

New Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) – Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”(“ASU 2014-08”). ASU 2014-08 states that only disposals representing a strategic shift in operations that has (or will have) a major effect on an entity’s operations when any of the following occurs: The component of entity or group of components of an entity is classified as held for sale, the component of an entity or group of components of an entity is disposed of by sale, or the component of entity or group of components of an entity is disposed of other than by sale. ASU 2014-08 will be effective for the Company beginning the first quarter of 2015. The Company expects that the adoption of ASU 2014-08 will not have a material impact on its financial statements or disclosure.

In June 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”(“ASU 2014-09”). ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606 Revenue from Contracts with Customers. ASU 2014-09 will be effective for the Company beginning after December 15, 2016, including interim periods. The Company expects that the adoption of ASU 2014-09 will not have a material impact on its financial statements or disclosure.

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

The Company follows the liability method of accounting for income taxes in accordance with the Income Taxes topic of the FASB FAS 109. Under this method, deferred tax assets and liabilities are recorded for future tax consequences of temporary differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the underlying assets or liabilities are recovered or settled. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a portion of the deferred tax asset will not be realized. GAAP prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or to be taken on a tax return.

At September 30, 2014 the Company has a tax asset related to NOL carry forwards of $2.7 million. These carry forward expire beginning in September 20124. The Company believes all federal NOL carry forwards will be used. The net deferred tax asset on the Company’s balance sheet is $3.3 million.

Goodwill

In the quarter ended September 30, 2012, the Company recorded a goodwill impairment charge of $36.9 million, which represented the entire amount of goodwill carried on the Company’s balance sheet. The goodwill impairment test indicated that there was no residual goodwill of the Company. The Company had determined that its operating units meet the criteria for aggregation and could be deemed a single reporting unit because of their similar economic characteristics. Therefore the goodwill impairment test was conducted at the Company level. See Note 5 of the Notes to the Consolidated Financial Statements.

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

Self Insurance

The Company has its workers’ compensation, general liability and auto insurance through a captive insurance company. While the Company believes that this arrangement has been very beneficial in reducing and stabilizing insurance costs the Company does have to maintain a restricted cash account to guarantee payments of premiums. That restricted account had a balance of $1.0 million as of September 30, 2014. Should the captive insurance company experience severe losses over an extended period, it could have a detrimental effect on the Company.

Current and Non-Current Accounts Receivable and Provision for Doubtful Accounts

The Company provides an allowance for doubtful accounts when collection of an account is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates relating to, among others, our customers’ access to capital, our customers’ willingness or ability to pay, general economic conditions and the ongoing relationship with the customers. While most of our customers are large well capitalized companies, should they experience material changes in their revenues and cash flows or incur other difficulties and not be able to pay the amounts owed, this could cause reduced cash flows and losses in excess of our current reserves. At September 30, 2014, the management review deemed that the allowance for doubtful accounts was adequate.

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

Financial Statements are included at page F-1 of this Annual Report on Form 10-K.

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that Energy Services files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

 (c)  Changes in Internal Controls over Financial Reporting

There has been no change in Energy Services of America Corp.’s internal control over financial reporting during Energy Services of America Corporation’s fourth quarter of fiscal year 2014 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The principal occupation during the past five years of each director and executive officer is set forth below. All directors and executive officers have held their present positions since our inception in 2006 unless otherwise stated.

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

Douglas V. Reynolds was appointed President and Chief Executive Officer of the Company on December 6, 2012, and has served as a Director since 2008. Mr. Reynolds is an attorney for Reynolds & Brown, PLLC. Mr. Reynolds is the President of the Transylvania Corporation and a director of The Harrah and Reynolds Corporation. Mr. Reynolds is a graduate of Duke University and holds a law degree from West Virginia University. Mr. Reynolds is the son of Director Marshall T. Reynolds and brother of Jack M. Reynolds. Mr. Reynolds’ varied experience and senior management roles with other companies make Mr. Reynolds a valuable member of the Board.

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

Nester S. Logan is the owner of S.S. Logan Packing Co. located in Huntington, West Virginia. Mr. Logan is a Director of First Sentry Bank. Mr. Logan’s experience in the Company’s market area provides the Board with knowledge of business conditions in West Virginia and Ohio.

Samuel G. Kapourales is a Board Member of the West Virginia Health Care Authority and Kapourales Properties, LLC. Mr. Kapourales serves as a Director of First National Bank of Williamson and First Bank of Charleston. Mr. Kapourales’ varied business experience makes him a valuable member of the Board.

Bruce H. Elliott was appointed to the Board of Directors on August 20, 2014. Mr. Elliott graduated Magna Cum Laude from Bridgewater College (Bridgewater, VA) with a degree in Accounting. He is a certified public accountant and Principal of D’amelio, Cohen & Associates, LLC, an accounting firm located in Baltimore, Maryland. Mr. Elliott is licensed in Maryland, Virginia, and West Virginia, and is a member of each state’s CPA society. He is also active in various community service projects.

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

Board Independence

The Board of Directors consists of a majority of “independent directors” within the meaning of the NYSE Amex corporate governance listing standards. The Board of Directors has determined that Messrs. Scaggs, Molihan, Logan, Williams, Kapourales, and Elliott are “independent directors” within the meaning of such standards. There were no transactions not required to be reported under “—Certain Relationships and Related Transactions” that were considered in determining the independence of our directors.

The Board of Directors has adopted a policy that the independent directors of the Board of Directors shall meet in executive sessions periodically, which meetings may be held in conjunction with regularly scheduled board meetings. No executive sessions were held during the fiscal year ended September 30, 2014.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our common stock is registered with the Securities and Exchange Commission pursuant to Section 12(b) of the Securities Exchange Act of 1934. The officers and directors and beneficial owners of greater than 10% of our common stock are required to file reports on Forms 3, 4 and 5 with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of the common stock. Securities and Exchange Commission rules require disclosure in our Proxy Statement or Annual Report on Form 10-K of the failure of an officer, director or 10% beneficial owner of our common stock to file a Form 3, 4 or 5 on a timely basis. Based on our review of ownership reports required to be filed for the fiscal year ended September 30, 2014, all of our directors, officers and owners of more than 10% of our common stock filed these reports on a timely basis.

Meetings of the Board of Directors

During fiscal 2014, the Board of Directors held twelve regular meetings and six special meetings. No director attended fewer than 75% in the aggregate of the total number of board meetings held. All directors serving on our committees attended more than 75% of the total number of committee meetings on which they served during fiscal 2014. Although not required, attendance of Board members at the Annual Meeting of Stockholders is encouraged. All members of our Board of Directors attended the 2014 Annual Meeting of Stockholders.

Board Committees

The Board of Directors has an audit committee. Our audit committee charter is available for inspection at www.energyservicesofamerica.com.

Audit Committee. The Audit Committee consisted of Messrs. Scaggs, Logan, and Molihan, with Mr. Scaggs acting as chairman of the committee in fiscal 2014. The audit committee met four times during the fiscal year ended September 30, 2014. All of the directors appointed to the audit committee are independent members of the board of directors, as defined by Securities and Exchange Commission rules and the NYSE Amex corporate governance listing standards. Each member of the audit committee is financially literate, and the Board of Directors has determined that Mr. Molihan qualifies as audit committee financial expert, as such term is defined by Securities and Exchange Commission rules.

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

The Audit Committee approved the appointment of Arnett Foster Toothman to be our independent registered public accounting firm for the 2015 fiscal year. A representative of Arnett Foster Toothman is expected to attend the 2015 Annual Meeting of Stockholders.

Nominating Committee. The Board has determined that the independent members of the Board of Directors will perform the duties of the nominating committee of the Board of Directors. The nominating committee does not have a written charter. The nominating committee will (i) identify individuals qualified to become members of the Board of Directors and recommend to the Board of Directors the nominees for election to the Board of Directors; (ii) recommend director nominees for each committee to the Board of Directors; and (iii) identify individuals to fill any vacancies on the Board of Directors. The nominating committee met one time during the fiscal year ended September 30, 2014.

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

Stockholder Communications with the Board

A stockholder who wants to communicate with the Board of Directors or with any individual director can write to the Corporate Secretary at 75 West 3rd Ave., Huntington, West Virginia 25701, Attention: Corporate Secretary. The letter should indicate that the author is a stockholder and if shares are not held of record, should include appropriate evidence of stock ownership. Depending on the subject matter, the Secretary will:

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

For 2014, in making compensation decisions, the compensation committee did not use numerical formulas to determine changes in compensation for the named executive officers. In addition, the compensation committee did not engage a compensation consultant or advisor. The committee considered a variety of factors in its deliberations over executive compensation, emphasizing the profitability and scope of our operations, the experience, expertise and management skills of the named executive officers and their role in our future success, as well as compensation surveys prepared by professional firms to determine compensation paid to executives performing similar duties for similarly sized institutions. While the quantitative and non-quantitative factors described above were considered by the committee, such factors were not assigned a specific weight in evaluating the performance of the named executive officers. In determining the Chief Executive Officer’s bonus, the Chairman of the Board also considers the above factors and makes a recommendation to the committee which authorizes such bonus. For the other named executive officers, the Chief Executive Officer considers the above factors and makes a recommendation to the committee which authorized their bonuses. The Company did not pay any bonuses to named executive officers during fiscal year 2014.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics was previously filed as an exhibit to our Registration Statement on Form S-1. A copy of the Code will be furnished without charge upon written request to the Corporate Secretary, Energy Services of America Corporation, 75 West 3rd Ave., Huntington, West Virginia 25701.

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

Our executive compensation philosophy provides competitive ranges for each component and in the aggregate. The starting point targets market median but by using performance-based instruments, actual compensation varies widely depending on our performance against our stated objectives. We meet this objective for our named executive officers through the following components of their total compensation:

●	Base salaries are targeted at market median, but allow for recognition of each individual’s role, contribution, performance, and experience.

●
Bonuses, which are determined by the compensation committee, reflect market median although actual payouts will vary based on our performance relative to company-wide, team and individual contributions toward our strategic plan.

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

Summary Compensation Table for Named Executive Officers. The following table shows the compensation of the Company’s current or former executive officers for the years ended September 30, 2014 and 2013. Douglas V. Reynolds replaced Harley F. Mooney as President and Chief Executive Officer on December 6, 2012. Larry Blount retired effective November 1, 2013, but was retained as a consultant until October 31, 2014. Mr. Blount was the only executive officer who received total compensation of $100,000 for services to the company or any of its subsidiaries during the years ended September 30, 2014 or 2013. Charles Crimmel replaced Mr. Blount as Secretary/Treasurer and Chief Financial Officer effective November 1, 2013.

Summary Compensation Table
					All other
				Stock Awards	compensation
Name and Principal Position	Year	Salary	Bonus	(1)	(2)	Total

Harley F. Mooney	2014	$—	$—	$—	$—	$—
President and Chief Executive	2013	$23,077	$—	$—	$—	$23,077
Officer

Douglas V. Reynolds	2014	$80,000	$—	$—	$600	$80,600
President and Chief Executive	2013	$61,846	$—	$—	$—	$61,846
Officer

Larry Blount	2014	$10,417	$—	$—	$119,798	$130,215
Secretary/Treasurer and Chief	2013	$125,000	$—	$3,000	$8,185	$136,185
Financial Officer, retired November 1, 2013

Charles Crimmel
Secretary/Treasurer and Chief	2014	$96,923	$—	$—	$750	$97,673
Financial Officer

(1)	This is the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.
(2)
Other compensation in 2014 includes 401(k) plan matching contributions of $600 for Mr. Reynolds. Other compensation in 2014 includes 401(k) plan matching contributions of $144, vacation payout of $4,443, consulting fees of $114,583, and vehicle rental of $628 for Mr. Blount. Other compensation in 2014 includes 401(k) plan matching contributions of $750 for Mr. Crimmel. Other compensation for 2013 includes 401(k) plan matching contributions of $649 and vehicle rental of $7,536 for Mr. Blount.

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

If the committee determines that a present or former participant has (i) used for profit, or disclosed to unauthorized persons, our confidential information or trade secrets; (ii) breached any contract with or violated any fiduciary obligation to us; or (iii) engaged in any conduct which the committee determines is injurious to the Company, the committee may cause that participant to forfeit his or her outstanding awards under the Plan.

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

For fiscal year 2014, no awards were granted under LTIP to the named executive officers by the compensation committee.

Energy Services 401(k) Plan

401(k) Retirement Plans

We maintain the Energy Services of America Staff 401(k) Retirement Plan “Plan”. Our four wholly owned subsidiaries, C. J. Hughes Construction Company, Inc., Nitro Electric Company, Inc., Contractors Rental Corporation, and S.T. Pipeline adopted the Plan on behalf of their non-union employees. Participants are immediately eligible for the Plan upon date of hire but must wait until a quarterly entry date to join the Plan. Employees may contribute eligible wages up to the maximum indexed dollar amount set by the Internal Revenue Service, which was $17,500 for 2014. In addition, participants who are age 50 or older by the end of the Plan year may elect to defer up to an additional $5,500 into the 401(k) plan for 2014. The Company provided a matching contribution to each participant’s account equal to $0.25 on each dollar contributed up to 6% of eligible wages beginning in April 2014. This matching contribution had previously been discontinued in January 2013. Additionally, each Plan year, the Company may make discretionary profit-sharing contributions for participants who are actively employed on the last day of the Plan year. The discretionary contributions will be allocated to a qualifying participant’s individual account based on the ratio of his or her compensation to the total compensation of all qualifying participants for the Plan year. No discretionary profit sharing contributions were made in 2014. Participants direct the investment of their account in the Plan, selecting from investment funds provided under the Plan. Participants receive quarterly benefit statements that provide information on their account balances and have immediate access to their account through an Interactive Voice Response System and the Internet. Plan benefits are paid as soon as administratively possible following the participant’s termination of employment. Lump sums, partial payments and installment payments are available if the participant’s account balance exceeds $1,000.

Energy Services of America Corporation 2009 Employee Stock Purchase Plan

The plan enables eligible employees to purchase common stock through payroll deductions. The plan is intended to qualify under Section 423 of the Internal Revenue Code and its regulations. During 2014, we did not utilize the plan.

Directors’ Compensation

Director Compensation. During the year ended September 30, 2014, there was no compensation paid the Company’s Directors.

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

	Amount of Shares Owned		Percent of Shares		Percent of Shares
	and Nature of Beneficial		of Common Stock	Preferred Shares	of Preferred Stock
Name and Address of Beneficial Owners	Ownership (1)		Owned	Owned	Owned

All Directors, Nominees and Executive Officers
as a Group (10 persons)	6,489,763	(2)	40.04%	118	57.28%

Principal Stockholders:
Marshall T. Reynolds	2,346,106	(3)	15.46%	56	27.18%
75 West 3rd Ave.
Huntington, WV 25701

Douglas V. Reynolds	1,477,107	(4)	10.22%	13	6.31%
75 West 3rd Ave.
Huntington, WV 25701

(1)	In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table of any shares of common stock if he has sole or shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the date as of which beneficial ownership is being determined. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares. Includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.
(2)	Includes 1,999,667 shares of common stock issuable upon conversion of shares of preferred stock.
(3)	Includes 933,333 shares of common stock issuable upon conversion of shares of preferred stock.
(4)	Includes 216,667 shares of common stock issuable upon conversion of shares of preferred stock.

The table below sets forth certain information regarding our Board of Directors, including the terms of office of board members and the ownership of our securities.

Names and Address (1)	Age (2)	Position Held	Director Since	Current Term to Expire	Shares of Common Stock Beneficially Owned on Record Date (3)		Percent of Common Shares	Preferred Shares Owned	Percent of Preferred Shares
Directors/Nominees:

Marshall T. Reynolds	78	Chairman and Director	2006	2015	2,346,106	(4)	15.46%	56	27.18%

Douglas V. Reynolds	38	President and
		Chief Executive Officer	2008	2015	1,477,107	(5)	10.22%	13	6.31%

Samuel G. Kapourales	79	Director	2010	2015	632,101	(6)	4.36%	16	7.77%

Jack M. Reynolds	49	Director	2006	2015	458,216	(7)	3.21%	1	0.49%

Neal W. Scaggs	78	Director	2006	2015	670,207	(8)	4.62%	16	7.77%

Joseph L. Williams	69	Director	2006	2015	135,716	(9)	0.95%	1	0.49%

Keith Molihan	72	Director	2008	2015	19,167	(10)	0.13%	1	0.49%

Nester S. Logan	75	Director	2010	2015	566,444	(11)	3.91%	14	6.80%

Bruce H. Elliott	59	Director	2014	2015	184,700		1.30%	-	0.00%

Charles P. Crimmel	41	Chief Financial Officer	n/a	n/a	-		0.00%	-	0.00%

All Directors and Executive Officers as a Group (10 persons)					6,489,763	(12)	40.04%	118	57.28%

*	Less than 1%.
(1)	The mailing address for each person listed is 75 West 3rd Ave., Huntington, WV 25701.
(2)	As of September 30, 2014.
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

(4)	Includes 933,333 shares of common stock issuable upon conversion of shares of preferred stock.
(5)	Includes 216,667 shares of common stock issuable upon conversion of shares of preferred stock.
(6)	Includes 266,667 shares of common stock issuable upon conversion of shares of preferred stock.
(7)	Includes 16,667 shares of common stock issuable upon conversion of shares of preferred stock.
(8)	Includes 266,667 shares of common stock issuable upon conversion of shares of preferred stock.
(9)	Includes 16,667 shares of common stock issuable upon conversion of shares of preferred stock.
(10)	Includes 16,667 shares of common stock issuable upon conversion of shares of preferred stock.
(11)	Includes 233,333 shares of common stock issuable upon conversion of shares of preferred stock.
(12)	Includes 1,966,667 shares of common stock issuable upon conversion of shares of preferred stock.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

We intend that all transactions between us and our executive officers, directors, holders of 10% or more of the shares of any class of our common stock and affiliates thereof, will be on terms no less favorable than those terms given to unaffiliated third parties and will be approved by a majority of our independent outside directors not having any interest in the transaction.

We have an outstanding loan with a principal balance of $1.4 million as of September 30, 2014 from First Guaranty Bank, Hammond, Louisiana. Mr. Marshall Reynolds is the Chairman of the Board of Directors of First Guaranty Bank and owns greater than 10% of the common stock of First Guaranty Bank’s holding company, First Guaranty Bancshares, Inc. In addition, Messrs. Douglas Reynolds and Jack Reynolds, the sons of Marshall Reynolds, are also significant stockholders of First Guaranty Bancshares, Inc. The largest aggregate amount of principal outstanding of the loan since the beginning of fiscal 2014 was $1,644,690. As of September 30, 2014, we have paid approximately $203,000 in principal and approximately $37,000 in interest since the beginning of fiscal 2014 on the loan. The interest rate on the loan is 3.55%.

Other than as disclosed above, there were no transactions.

ITEM 14.	Principal Accountant Fees and Services

Audit Fees

We were billed by Arnett Foster Toothman, our independent registered public accountant, $133,000 and $133,000 for the services they have performed in connection with the audit of our financial statements included in our Annual Report for fiscal 2014 and 2013, respectively and for the review of interim financial statements included in our quarterly reports on Form 10-Q during these periods.

Audit-Related Fees

During fiscal 2014 and 2013 we were billed by Arnett Foster Toothman $0 and $0, respectively, for services that our independent registered public accounting firm rendered related to review of comments from, and responses to, Securities and Exchange Commission comments.

Tax Fees

During the fiscal years ended September 30, 2014 and 2013, we were billed by Arnett Foster Toothman $40,000 and $39,000, respectively, for tax compliance services.

All Other Fees

During fiscal years 2014 and 2013, we were billed by Arnett Foster Toothman, $2,337 and $1,885, respectively, for fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

The audit committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to particular service or category of services and is generally subject to a specific budget. The audit committee has delegated pre-approval authority to its Chairman when expedition of services is necessary. The independent registered public accounting firm and management are required to periodically report to the full audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. All of the fees paid in the audit-related, tax and all other categories during 2014 and 2013 were approved per the pre-approval policies.

Changes in Independent Registered Public Accountants

None.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(a)(1)	Consolidated Financial Statements

Energy Services of America Corporation

	Report of Independent Registered Public Accounting Firm	F-1

	Balance Sheets, September 30, 2013 and September 30, 2014	F-2

	Statements of Income, Years Ended September 30, 2013 and September 30, 2014	F-3

	Statements of Changes in Shareholders’ Equity, Years Ended September 30, 2013 and September 30, 2014	F-4

	Statements of Cash Flows, Years Ended September 30, 2013 and September 30, 2014	F-5

	Notes to Financial Statements	F-6

(a)(2)	Financial Statement Schedules

No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3)	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Bylaws.(1)
3.3	Certificate of Amendment to the Registrant’s Certificate of Incorporation.(1)
3.4	Certificate of Designations Series A Preferred Stock (7)
4	Form of Certificate of Common Stock (1)
10.1	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.(1)
10.2	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.(1)
10.3	Form of Letter Agreement between Chapman Printing Co. and the Registrant regarding administrative support.(1)
10.4	Form of Amended Registration Rights Agreement among the Registrant and the Initial Stockholders.(1)
10.5	Employment Agreement between James E. Shafer and the Registrant (2)
10.6.1	Energy Services of America Corporation Employee Stock Purchase Plan (3)
10.6.2	Energy Services of America Corporation Long Term Incentive Plan (4)
10.7	Management Incentive Plan (5)
14	Code of Ethics (1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)
Incorporated by reference to the Registration Statement on Form S-1 of Energy Services of America Corp. (file no. 333-133111), originally filed with the Securities and Exchange Commission on April 7, 2006, as amended.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2008.
(3)	Filed as Appendix A to the Schedule 14-A filed with the Securities and Exchange Commission on October 16, 2008.
(4)	Filed as Appendix A to the Schedule 14-A filed with the Securities and Exchange Commission on July 2, 2010.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 21, 2010.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 29, 2012.

(b) The exhibits listed under (a)(3) above are filed herewith.
(c) Not applicable.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on August 8, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY SERVICES OF AMERICA CORPORATION

Date: December 18, 2014	By:	/s/ Douglas V. Reynolds
Douglas V. Reynolds
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Position	Date

By	/s/ Marshall T. Reynolds	Chairman of the Board	December 18, 2014
Marshall T. Reynolds

By	/s/ Jack Reynolds	Director	December 18, 2014
Jack R. Reynolds

By	/s/ Charles P. Crimmel	Chief Financial Officer	December 18, 2014
Charles P. Crimmel

By	/s/ Neal W. Scaggs	Director	December 18, 2014
Neal W. Scaggs

By	/s/ Joseph L. Williams	Director	December 18, 2014
Joseph L. Williams

By	/s/ Keith Molihan	Director	December 18, 2014
Keith Molihan

By	/s/ Nester S. Logan	Director	December 18, 2014
Nester S. Logan

By	/s/ Bruce H. Elliott	Director	December 18, 2014
Bruce H. Elliott

By	/s/ Samuel G. Kapourales	Director	December 18, 2014
Samuel G. Kapourales

By	/s/ Douglas V. Reynolds	President and Chief Executive Officer, and Director	December 18, 2014
Douglas V. Reynolds

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors
Energy Services of America Corporation
Huntington, West Virginia

We have audited the accompanying consolidated balance sheets of Energy Services of America Corporation and subsidiaries as of September 30, 2014 and 2013, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Services of America Corporation and Subsidiaries as of September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

ARNETT FOSTER TOOTHMAN PLLC

Charleston, West Virginia
December 18, 2014

gfr/03096/audit/corr/opinion

101 Washington Street East │P.O. Box 2629
Charleston, WV 25329
304.346.0441 │ 800.642.3601

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED BALANCE SHEETS
As of September 30, 2014 and 2013

Assets	2014	2013

Current Assets
Cash and cash equivalents	$2,654,154	$6,152,382
Accounts receivable-trade	14,544,399	16,774,884
Allowance for doubtful accounts	(158,487)	(236,657)
Retainages receivable	1,278,418	2,666,066
Other receivables	347,421	271,572
Costs and estimated earnings in excess of billings on uncompleted contracts	9,326,557	9,034,956
Deferred tax asset	3,329,920	1,809,684
Prepaid expenses and other	1,823,132	2,191,551
Assets of discontinued operations	1,234,550	2,274,079
Total Current Assets	34,380,064	40,938,517

Property, plant and equipment, at cost	30,287,192	28,801,218
less accumulated depreciation	(22,381,955)	(19,198,168)
Assets of discontinued operations, net	-	155,833
	7,905,237	9,758,883
Total Assets	$42,285,301	$50,697,400

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$2,538,461	$5,280,558
Lines of credit and short term borrowings	760,132	10,132,667
Accounts payable	5,443,948	6,367,120
Accrued expenses and other current liabilities	3,485,042	3,422,385
Billings in excess of costs and estimated earnings on uncompleted contracts	723,161	3,697,887
Income tax payable	62,505	384,303
Liabilities of discontinued operations	387,227	1,370,465
Total Current Liabilities	13,400,476	30,655,385

Long-term debt, less current maturities	7,936,533	1,058,720
Deferred income taxes payable	2,480,016	3,283,124
Liabilities of discontinued operations	13,170	756,983
Total Liabilities	23,830,195	35,754,212

Stockholders’ Equity

Preferred stock, $.0001 par value
Authorized 1,000,000 shares, 206 issued at September 30, 2014 and	-	-
196 issued at September 30, 2013
Common stock, $.0001 par value
Authorized 50,000,000 shares
14,839,836 issued and 14,239,836 outstanding at September 30, 2014 and
14,814,836 issued and 14,514,836 outstanding at September 30, 2013	1,484	1,481

Treasury stock, 600,000 shares at September 30, 2014 and 300,000	(60)	(30)
shares at September 30, 2013

Additional paid in capital	61,289,260	61,039,262
Retained earnings (deficit)	(42,835,578)	(46,097,525)

Total Stockholders’ Equity	18,455,106	14,943,188

Total Liabilities and Stockholders’ Equity	$42,285,301	$50,697,400

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the years ended September 30, 2014 and 2013

	2014	2013

Revenue	$93,273,139	$108,820,315

Cost of revenues	84,761,921	98,804,399

Gross profit	8,511,218	10,015,916

Selling and administrative expenses	6,355,609	8,047,951
Income from operations	2,155,609	1,967,965

Other income (expense)
Interest income	1,191	1,368
Other nonoperating income (expense)	8,417	(12,751)
Interest expense	(841,975)	(1,739,689)
Gain on sale of equipment	37,477	531,270
	(794,890)	(1,219,802)
Income from continuing operations before income taxes	1,360,719	748,163

Income tax benefit	(2,342,244)	(1,318,854)
Income from continuing operations	3,702,963	2,067,017

Dividends on preferred stock	386,250	-

Income from continuing operations
available to common shareholders	3,316,713	2,067,017

Income (loss) from discontinued operations
net of tax expense of $54,766 in 2014 and tax benefit of $1,445,506 in 2013	(54,766)	1,503,189

Net income available to common shareholders	$3,261,947	$3,570,206

Weighted average shares outstanding-basic	14,392,194	14,461,383

Weighted average shares-diluted	17,802,443	14,923,255
Earning per share from continuing operations
available to common shareholders	$0.230	$0.143

Earnings per share from continuing operations-diluted
available to common shareholders	$0.186	$0.139

Earnings per share
available to common shareholders	$0.227	$0.247

Earnings per share-diluted
available to common shareholders	$0.183	$0.239

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the years ended September 30, 2014 and 2013

						Total
	Common Stock		Additional Paid	Retained	Treasury	Stockholders’
	Shares	Amount	in Capital	Earnings (deficit)	Stock	Equity

Balance at September 30, 2012	14,458,836	$1,446	$56,107,650	$(49,667,731)	$-	$6,441,365

Share-based compensation expense	-	-	31,648	-	-	31,648

Private placement of preferred stock	350,000	34	4,899,965	-	-	4,899,999

Treasury stock purchased by company	(300,000)	-	-	-	(30)	(30)

Vested stock grants	6,000	1	(1)	-	-	-

Net income	-	-	-	3,570,206	-	3,570,206

Balance at September 30, 2013	14,514,836	$1,481	$61,039,262	$(46,097,525)	$(30)	$14,943,188

Private placement of preferred stock	25,000	3	249,998	-	-	250,001

Treasury stock purchased by company	(300,000)	-	-	-	(30)	(30)

Net income available to common shareholders	-	-	-	3,261,947	-	3,261,947

Balance at September 30, 2014	14,239,836	$1,484	$61,289,260	$(42,835,578)	(60)	$18,455,106

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended September 30, 2014 and 2013

	2014	2013
Cash flows from operating activities:

Net income available to common shareholders	$3,261,947	$3,570,206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	3,384,504	4,239,374
Provision for bad debts	-	300,000
Gain on sale/disposal of equipment	(16,644)	(2,680,668)
Provision for deferred taxes	(2,242,078)	(3,148,663)
Share-based compensation expense	-	31,648
Decrease in contracts receivable	1,883,884	1,675,299
(Increase) decrease in retainage receivable	1,678,336	(478,851)
(Increase) decrease in other receivables	(53,042)	46,497
(Increase) decrease in cost and estimated earnings in excess of billings on uncompleted contracts	(291,601)	2,225,298
(Increase) decrease in prepaid expenses	368,419	(165,037)
Decrease in accounts payable	(1,876,562)	(2,192,616)
Increase (decrease) in accrued expenses	95,314	(82,980)
Increase (decrease) in billings in excess of cost and estimated earnings on uncompleted contracts	(2,974,726)	2,329,328
Increase (decrease) in income taxes payable	(384,303)	384,303
Net cash provided by operating activities	2,833,448	6,053,138

Cash flows from investing activities:
Investment in property & equipment	(1,566,966)	(902,172)
Proceeds from sales of property and equipment	195,382	8,868,573
Net cash provided by (used in) investing activities	(1,371,584)	7,966,401

Cash flows from financing activities:
Repayment of loans from shareholders	-	(1,223,325)
Proceeds from private placement of preferred stock	249,998	4,899,965
Par value of stock issued to preferred shareholders	3	34
Treasury stock purchased by company	(30)	(30)
Borrowings on lines of credit and short term debt, net of (repayments)	(9,372,535)	(8,383,609)
Proceeds from long term debt	10,457,965	-
Principal payments on long term debt	(6,464,879)	(5,634,413)
Net cash used in financing activities	(5,129,478)	(10,341,378)

Increase (decrease) in cash and cash equivalents	(3,667,614)	3,678,161
Cash beginning of period	6,339,882	2,661,721
Cash end of period	$2,672,268	$6,339,882

Supplemental schedule of noncash investing and financing activities:
Purchases of property & equipment under financing agreements	$142,630	$231,013
Insurance premiums financed	$2,268,510	$2,784,193

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$914,125	$1,830,357
Income taxes	$396,000	$-
Insurance premiums	$2,479,708	$3,079,319
Dividends paid on preferred stock	$309,000	$-

ENERGY SERVICES OF AMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BUSINESS AND ORGANIZATION:

Energy Services of America Corporation (“Energy Services”) was formed in 2006 as a special purpose acquisition corporation, or blank check company.  On August 15, 2008, Energy Services completed the acquisitions of S.T. Pipeline, Inc. (“S.T. Pipeline”) and C.J. Hughes Construction Company, Inc. (“C.J. Hughes”).

Wholly owned subsidiary C.J. Hughes is a general contractor primarily engaged in pipeline construction for utility companies.  C.J. Hughes operates primarily in the mid-Atlantic region of the United States.  Nitro Electric, a wholly owned subsidiary of C. J. Hughes, is an electrical and mechanical contractor that provides its services to the power, chemical and automotive industries.  Nitro Electric operates primarily in the mid-Atlantic region of the United States.  Contractors Rental, a wholly owned subsidiary of C.J. Hughes provides union building trades employees for projects managed by C.J. Hughes.  All of the C.J. Hughes, Nitro Electric, and Contractors Rental production personnel are union members of various related construction trade unions and are subject to collective bargaining agreements that expire at varying time intervals.

S.T. Pipeline engaged in the construction of natural gas pipelines for utility companies in various states, mostly in the mid-Atlantic area of the country.  On May 14, 2013, the Company liquidated the operation of S.T. and realized $1.9 million from the sale of assets.  The financial position and results of operations of S.T. Pipeline have been presented as discontinued operations in the accompanying financial statements for all presented periods.

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

Use of Estimates and Assumptions

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and loss during the reporting period.  Actual results could differ materially from those estimates.

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

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed-rate debt to unrelated parties was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities.  The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $11.2 million at September 30, 2014 was $11.2 million.

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

Goodwill and Other Intangibles

The Company’s goodwill was acquired in two separate purchase transactions that were consummated on August 15, 2008.  The Company selected July 1 for its annual impairment testing date, which is the first day of the fourth fiscal quarter.  In accordance with U.S. Generally Accepted Accounting Principles, goodwill was to be tested for impairment between annual testing dates if an event occurred or circumstances changed that would have more likely than not reduced the fair value of a reporting unit below its carrying amount.  An impairment charge of $36.9 million was recorded in the fourth fiscal quarter of 2012 as further disclosed in Note 5 to the financial statements.

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

Self Insurance

The Company has its workers compensation, general liability and auto insurance through a captive insurance company.  While the Company believes that this arrangement has been very beneficial in reducing and stabilizing insurance costs the Company does have to maintain a restricted cash account to guarantee payments of premiums. That restricted account had a balance of $1.0 million as of September 30, 2014. Should the captive experience severe losses over an extended period, it could have a detrimental effect on the Company.

Advertising

All advertising costs are expensed as incurred.  Total advertising expense was $71,600 and $8,073 for the years ended September 30, 2014 and 2013, respectively.  In fiscal year 2014, both C.J. Hughes and Nitro Electric invested in updating their corporate identities and marketing materials.

Stock Compensation Plans

The Company has issued restricted stock under its Long-Term Incentive Plan.  The Company accounts for its equity based compensation as prescribed by U.S. Generally Accepted Accounting Principles for share-based payments.  The Company has adopted a fair value based method of accounting for employee equity based plans, whereby compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. As a result, compensation expense relating to stock compensation plans will be reflected in net income as part of “Salaries and employee benefits” on the Consolidated Statements of Income.  For the year ending September 30, 2014 and 2013 respectively, $0 and $31,648 was recognized as compensation expense.

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

New Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) – Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity“(“ASU 2014-08”).  ASU 2014-08 states that only disposals representing a strategic shift in operations that has (or will have) a major effect on an entity’s operations when any of the following occurs:  The component of entity or group of components of an entity is classified as held for sale, the component of an entity or group of components of an entity is disposed of by sale, or the component of entity or group of components of an entity is disposed of other than by sale.   ASU 2014-08 will be effective for the Company beginning the first quarter of 2015. The Company expects that the adoption of ASU 2014-08 will not have a material impact on its financial statements or disclosure.

In June 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers“(“ASU 2014-09”).  ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606 Revenue from Contracts with Customers. ASU 2014-09 will be effective for the Company beginning after December 15, 2016, including interim periods. The Company expects that the adoption of ASU 2014-09 will not have a material impact on its financial statements or disclosure.

3.     GOING CONCERN

On January 31, 2014, the Company reached a refinancing agreement with its bank group that terminated the Forbearance Agreement the Company had been working under.  The Company has also finished its restructuring effort in an attempt to return the Company to profitability.  On May 30, 2014, The Company entered into a line of credit agreement with its lender to provide up to an additional $5.0 million in operating capital.  Due to the improved financial position at September 30, 2014, the Company successfully resolved the factors that gave rise to Arnett Foster Toothman’s decision to render its “going concern” opinion for the years ended September 30, 2013 and 2012.

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

The operating results for S.T. Pipeline, Inc. for the years ended September 30, 2014 and 2013 are as follows:

	Twelve Months Ended September 30, 2014	Twelve Months Ended September 30, 2013

Revenue	$(3,000)	$2,103,068

Cost of revenues	(106,734)	3,252,415

Gross profit (loss)	103,734	(1,149,347)
Selling and administrative expenses	83,301	941,842
Income (loss) from operations	20,433	(2,091,189)
Other income (expense)
Interest income	-	-
Other nonoperating income (expense)	400	-
Interest expense	-	(526)
Gain (loss) on sale of equipment	(20,833)	2,149,398
	(20,433)	2,148,872
Income before income taxes	-	57,683
Income tax expense (benefit)	54,766	(1,445,506)
Net income (loss)	$(54,766)	$1,503,189

The following table shows the components of asset and liabilities that are classified as discontinued operations in the Company’s consolidated balances sheets for the years ended September 30, 2014 and 2013.

	September 30,	September 30,
	2014	2013

Cash	$18,114	$187,500
Accounts receivable, net	-	(268,431)
Retainages receivable	-	290,688
Deferred tax asset	1,216,436	2,041,515
Prepaid and other current assets	-	22,807
Assets of discontinued operations-current	1,234,550	2,274,079
Property, plant, and equipment, net	-	155,833
Total assets of discontinued operations	1,234,550	2,429,912

Accounts payable	403,959	1,357,349
Accrued expenses and other current liabilities	(16,732)	13,116
Liabilities of discontinued operations-current	387,227	1,370,465
Liabilities of discontinued operations-long term	13,170	756,983
Total liabilities of discontinued operations	400,397	2,127,448

Net assets	$834,153	$302,464

Cash flows from discontinued operations for years ended September 30, 2014 and 2013 are as follows:

	2014	2013
Cash Flows from operating activities:

Net income (loss)	$(54,766)	$1,503,189
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	-	438,220
Provision for bad debts	-	300,000
Gain loss on sale/disposal of equipment	20,833	(2,149,398)
Provision for deferred taxes	81,266	(1,445,506)
(Increase) decrease in contracts receivable	(268,431)	2,821,297
Decrease in retainage receivable	290,688	473,513
Decrease in other receivables	22,807	40,136
Decrease in cost in excess of billings on uncompleted contracts	-	403,485
Decrease in prepaid expenses	-	21,281
Decrease in accounts payable	(953,390)	(388,086)
Increase (decrease) in accrued expenses	32,657	(327,884)
Decrease in billings in excess of costs on uncompleted contracts	-	(63,000)
Advance from (to) parent	586,455	(10,735,892)
Decrease in income tax payable	(62,505)	-
Net cash used operating activities	(304,386)	(9,108,645)

Cash flows from investing activities:
Proceeds from sales of property and equipment	135,000	8,032,725
Investment in property and equipment	-	-
Net cash provided by investing activities	135,000	8,032,725

Cash flows from financing activities:
Principle payments on long term debt	-	-
Net cash used in financing activities	-	-

Decrease in cash and cash equivalents	(169,386)	(1,075,920)
Cash beginning of period	187,500	1,263,420
Cash end of period	$18,114	$187,500

Supplemental schedule of noncash investing and financing activities:	$-	$-

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$-	$526

Continuing cash flows are expected to be generated through December 31, 2015.

5.     GOODWILL AND INTANGIBLE ASSETS

A summary of changes in the Company’s goodwill is as follows:

Year Ended September 30,
	2014	2013

Balance at beginning of year	$-	$-
Impairment	-	-
Balance at end of year	$-	$-

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

The fair value measurements were calculated using unobservable inputs, using a weighted average of the discounted cash flow approach and two market approach analyses.  The amount and timing of future free cash flows was based on current operational budgets and long range strategic plans.  The Company uses the assistance of third party specialists to develop valuation assumptions.  The Company’s operating losses in fiscal years 2011 and 2012 and the Forbearance Agreement existing at that time were considered in the cash flow analysis.

6.     ACCOUNTS RECEIVABLE

Activity in the Company’s allowance for doubtful accounts consists of the following:

	Year Ended September 30,
	2014	2013
Continuing Operations

Balance at beginning of year	$236,657	$240,071
Charged to expense	-	-
Deductions for uncollectible receivables written off, net of recoveries	(78,170)	(3,414)
Balance at end of year	$158,487	$236,657

Discontinued Operations

Balance at beginning of year	$300,000	$-
Charged to expense	-	300,000
Deductions for uncollectible receivables written off, net of recoveries	(3000,000)	-
Balance at end of year	$-	$300,000

7.     UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

	Year Ended September 30,
	2014	2013

Costs incurred on contracts in progress	$114,771,991	$159,962,769
Estimated earnings, net of estimated losses	10,765,989	3,929,091
	125,537,980	163,891,860
Less billings to date	116,934,584	158,554,791
	$8,603,396	$5,337,069

Costs and estimated earnings in excess of billed on uncompleted contracts	$9,326,557	$9,034,956

Less billings in excess of costs and estimated earnings on uncompleted contracts	723,161	3,697,887

	$8,603,396	$5,337,069

8.     CLAIMS

The Company had claims valued at $2,200,000 for September 30, 2013.  The Company received a negotiated settlement of $2,350,000 in December 2013.  The Company does not have any claims receivable as of September 30, 2014.  Claims receivable is a component of cost and estimated earnings in excess of billing.

9.     PROPERTY AND EQUIPMENT

Property and Equipment consists of the following:

	Year Ended September 30,
	2014	2013

Land	$777,231	$777,231
Buildings and leasehold improvements	703,037	308,178
Operating equipment and vehicles	28,268,036	27,579,586
Office equipment, furniture and fixtures	439,557	411,223
Assets not yet in service	99,331	-
	30,287,192	29,076,218
Less accumulated depreciation	22,381,955	19,317,335

Property and equipment, net	$7,905,237	$9,758,883

10.   SHORT-TERM DEBT

Short-term debt consists of the following:

On May 30, 2014, the Company established a $5.0 million line of credit with a regional bank.  The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 6.5%.  Cash available under the line is calculated based on a percentage of the accounts receivable with certain exclusions.  Major items excluded from the calculation are certain percentages of receivables from bonded jobs and retainage as well as all items greater than one hundred twenty (120) days old.  At September 30, 2014 the Company had borrowed $750,000 against the line of credit.  The line of credit matures on May 25, 2015, but the Company expects the line of credit will be renewed annually.

The Company also finances insurance policy premiums on a short-term basis through a financing company.  These insurance policies include: workers’ compensation, general liability, automobile, umbrella, and equipment policies.  It is typical that the Company makes a down payment in January and finances the remaining premium amount over nine or ten monthly payments.  In January 2014, The Company financed $2.3 million in insurance premium policies.  At September 30, 2014, the balance of the remaining premiums to be paid was $10,000.

11.   LONG-TERM DEBT

A summary of long-term debt as of September 30, 2014 and 2013 is as follows:

	2014	2013

Line of credit payable to bank, monthly interest at 6.5%, final payment due by May 25, 2015.	$750,000	$9,911,337

Note payable to bank, due in monthly installments of $5,000, including interest at 6.75%, final payment due June 2017, secured by real estate, vehicles, and equipment.	185,828	216,823

Notes payable to finance companies, due in monthly installments totaling $96,120 including interest ranging from 1.0% to 23.58%, final payments due October 2014 through June 2019, secured by equipment. Balance of debt at 23.58% is $9,322.00.	1,057,309	1,944,718

Notes payable to bank, due in monthly installments totaling $221,000, including interest at 6.5%, final payment due July 2016 secured by equipment.	‐	4,399,067

Notes payable to bank, due in monthly installments totaling $172,473, including interest at 6.5%, final payment due February 2019 secured by equipment.	7,800,338	‐

Notes payable to bank, due in monthly installments totaling $29,983, including interest at 3.55%, final payment due February 2019 secured by equipment.	1,441,651	‐
Total Debt	11,235,126	16,471,945

Less current maturities	3,298,593	15,413,225
Total long term debt	$7,936,533	$1,058,720

Future expected payments due on long-term debt are as follows:

2015	$3,298,593
2016	2,337,097
2017	2,419,688
2018	2,366,260
2019	813,488
Thereafter	-
$11,235,126

Forbearance Agreement

On November 28, 2012, the Company entered into a Forbearance Agreement with its lender related to our revolving line of credit and term debt as reported in the Company’s November 29, 2012 Form 8-K filing.  The Forbearance Agreement, among other things, required the Company to close the S.T. subsidiary and dispose of its assets.  The Company was also required to prepare recommendations relating to the on-going operations of Nitro Electric, C.J. Hughes, and Contractors Rental, including refinancing, sale or liquidation of the companies by May 31, 2013.

On January 31, 2014, the Company entered into a financing arrangement (“Term Note”) with United Bank, Inc. (West Virginia) and Summit Community Bank (West Virginia).  The financing arrangement is a five year term loan in the amount of $8.8 million.  In addition, the Company entered into a separate five year term loan agreement with First Guaranty Bank (Louisiana) for $1.6 million.  Taken together, the $10.4 million in new financings supersede the prior financing arrangements the Company had with United Bank as well as the other lenders.  As a result of entering into the new financings, United Bank and the other lenders of the Company agreed to terminate their Forbearance Agreement with the Company.  This was reported in the Company’s February 4, 2014 Form 8-K filing.

On May 30, 2014, the Company entered into a financing agreement (“Line of Credit” or “LOC”) with United Bank, Inc. to provide the Company with a $5.0 million revolving line of credit.  This financing agreement is in addition to the prior Term Note arrangement with United Bank and Summit Community Bank.  This was reported in the Company’s June 2, 2014 Form 8-K filing.

12.   INCOME TAXES

The components of income taxes are as follows:

	Year Ended September 30,
	2014	2013

Federal
Current	$(1,227,207)	$(252,411)
Deferred	(886,403)	(2,628,386)
Total	(2,113,610)	(2,880,797)

State
Current	(17,444)	580,270
Deferred	(156,424)	(463,833)
Total	(173,868)	116,437

Total income tax benefit	$(2,287,478)	$(2,764,360)

The provision for income taxes differs from the amount computed by applying the federal statutory rate of 34% on income from operations, as indicated in the following analysis:

	Year Ended September 30,
	2014	2013

Statutory rate	34.00%	34.00%
Meals	12.00%	10.00%
Other	2.36%	0.00%
Valuation allowance	-237.39%	-401.44%
Goodwill	0.00%	0.00%
State income taxes	21.25%	14.40%
Effective tax rate	-167.78%	-343.04%

Deferred income taxes provide for significant differences between the basis of assets and liabilities for financial reporting and income tax reporting.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The income tax effects of temporary differences giving rise to the deferred tax assets and liabilities are as follows:

	Year Ended September 30,
	2014	2013

Deferred income tax assets
Net operating loss carryforward	$3,018,763	$4,993,535
Other deferred assets	1,847,108	3,231,199
Less valuation allowance	(319,515)	(3,493,535)
Total deferred income tax assets	4,546,356	4,731,199

Continuing operations	3,329,920	2,689,684
Discontinued operations	1,216,436	2,041,515
Total deferred income tax assets	$4,546,356	$4,731,199

Deferred income tax liabilities

Current
Claims in progress	$-	$880,000
Total deferred income tax liabilities-Current	-	880,000

Continuing operations	-	880,000
Discontinued operations	-	-
Total deferred income tax liabilities-Current	$-	$880,000

Long-term
Property and equipment	$2,219,022	$2,983,354
Other deferred liabilities	274,164	1,056,753
Total deferred income tax liabilities-LT	2,493,186	4,040,107

Continuing operations	2,480,016	3,283,124
Discontinued operations	13,170	756,983
Total deferred income tax liabilities-LT	$2,493,186	$4,040,107

In fiscal year 2012, the Company established a valuation allowance against its deferred tax assets to offset a significant portion of the Company’s federal and state tax benefits that were not expected to be used in future years due to the Going Concern opinion.  Due to a higher than expected taxable income resulting from operations and the sale of fixed assets in 2013, the Company recognized tax benefits from the reduction of net operating loss (NOL) carry forwards and the related valuation allowance.  Furthermore, the Company projected the federal NOL carry forwards will be used over the next several years, and thus reduced the NOL valuation and increased the tax benefit by an additional $1.5 million for the period ended September 30, 2013.  The Company had a tax asset related to NOL carry forwards of $5.0 million and a valuation allowance of $3.5 million for a net NOL asset of $1.5 million at September 30, 2013.  Due to an estimated taxable income of $4.5 million in fiscal year 2014 and projections that NOL carry forwards will continued to be used, the Company reversed the $3.5 million valuation allowance that previously existed.  The Company currently has tax assets related to federal NOL carry forwards valued at $2.7 million with no valuation adjustment.

The Company had a net operating loss carryover for federal income tax purposes at September 30, 2013 of $12,843,843 available to offset future taxable income.  In 2014, $4,551,346 of loss carryover was applied to taxable income, decreasing the carryover to $7,938,966.  The carryovers expire beginning in the year ended September 30, 2024.

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

13.   EARNINGS PER SHARE

Earnings per share for the years ended September 30, 2014 and 2013 are as follow:

	2014	2013

Income (loss) from continuting operations	$3,702,963	$2,067,017

Dividends on preferred stock	386,250	-

Income (loss) available to common shareholders-continuing operations	$3,316,713	$2,067,017

Weighted average shares outstanding	14,392,194	14,461,383

Weighted average shares outstanding-diluted	17,802,443	14,923,255

Earnings (losss) per share from continuing operations available to common shareholders	$0.230	$0.143

Earnings (losss) per share from continuing operations available to common shareholders-diluted	$0.186	$0.139

Income (loss) from discontinued operations	$(54,766)	$1,503,189

Weighted average shares outstanding	14,392,194	14,461,383

Weighted average shares outstanding-diluted	17,802,443	14,923,255

Earnings (loss) per share from discontinued operations	$(0.004)	$0.104

Earnings (loss) per share from discontinued operations-diluted	$(0.003)	$0.101

Net income	$3,648,197	$3,570,206

Dividends on preferred stock	386,250	-

Net income available to common shareholders	$3,261,947	$3,570,206

Earnings per share available to common shareholders	$0.227	$0.247

Earnings per share available to common shareholders-diluted	$0.183	$0.239

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

The major plan provisions cover the purposes of the plan, effective date and duration, administration, eligibility, stock type, stock purchase limitations, price of stock,  participation election, payroll deductions, payment for stock, date of purchase, termination of agreement, termination of employment, recapitalization, change of control, assignability, Stockholder rights, compliance with Internal Revenue Code Section 423, amendment and termination, application of funds, tax withholdings, governing laws, employment at will and arbitration.  There have been no agreements with any employees made under this plan as of the year ended September 30, 2014.

15.   LONG TERM INCENTIVE PLAN

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

On August 11, 2010 a total of 51,000 shares were granted to six officers of the Company at a grant date fair value per share of $4.22.  These grants vested over a period of three years.  Market value of the grants was $215,220 and was recognized as compensation expense over the vesting period.   For the years ending September 30, 2014 and 2013, respectively, $0 and $31,648 were recognized as compensation expense and $0 and $12,659 as deferred tax benefit as a result of these grants. The holders of the restricted stock do not receive dividends and do not have the right to vote the shares.

The following table represents unvested restricted stock activity for the years ended September 30, 2014 and 2013:

	Number of	Weighted average
	stock grants	exercise price

Outstanding at 9/30/12	9,000	$4.22
Granted	-	-
Forfeited	(3,000)	4.22
Earned & issued	(6,000)	4.22
Outstanding at 9/30/13	-	-
Granted	-	-
Forfeited	-	-
Earned & issued	-	-
Outstanding at 9/30/14	-	$-

All stock grants have vested or been forfeited as of September 30, 2014.

16.   RELATED PARTY TRANSACTIONS

Total long-term debt including short term debt at September 30, 2014 was $11.2 million.  We have an outstanding loan with a principal balance of $1.4 million as of September 30, 2014 from First Guaranty Bank, Hammond, Louisiana. Mr. Marshall Reynolds is the Chairman of the Board of Directors of First Guaranty Bank and owns greater than 10% of the common stock of First Guaranty Bank’s holding company, First Guaranty Bancshares, Inc. In addition, Messrs. Douglas Reynolds and Jack Reynolds, the sons of Marshall Reynolds, are also significant stockholders of First Guaranty Bancshares, Inc. The largest aggregate amount of principal outstanding of the loan since the beginning of fiscal 2014 was $1,644,690.  As of September 30, 2014, we have paid approximately $203,000 in principal and approximately $37,000 in interest since the beginning of fiscal 2014 on the loan. The interest rate on the loan is 3.55%.

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

The future minimum lease payments under operating leases as of September 30, 2014, are as follows:

2015	$157,500
2016	149,400
2017	149,400
2018	149,400
2019	37,350
$643,050

18.   MAJOR CUSTOMERS

Revenues for the year ending September 30, 2014 were $93.3 million.  Three major customers accounted for more than 10% each and totaled 37.5% of revenues. Receivables from two major customers were greater than 10% individually and totalled $4.9 million, which represented 33.8% of the total receivables at September 30, 2014.  Virtually all work performed for major customers was awarded under competitive bid fixed price or unit price arrangements.  The loss of a major customer could have a severe impact on the profitability of operations of the Company.  However, due to the nature of the Company’s operations, the major customers and sources of revenues may change from year to year.

19.   RETIREMENT AND EMPLOYEE BENEFIT PLANS

In 2014 and 2013, C. J. Hughes Construction Company, Inc., maintained a tax-qualified 401(k) retirement plans for union employees.  Employees can contribute up to 15% of eligible wages, provided the compensation deferred for a plan year did not exceed the indexed dollar amount set by the Internal Revenue Service which was $17,500 for 2014 and 2013.  C. J. Hughes’ match of $0.25 on each dollar contributed up to 6% of eligible wages was previously discontinued in January 2013, but was reinstated in April 2014.  C. J. Hughes contributed $5,283 for the fiscal year ended September 30, 2014 to the union plan.  Additionally, each plan year, C. J. Hughes may make a discretionary profit-sharing contribution for participants who are actively employed on the last day of the plan year.  No discretionary profit-sharing contribution was made for the 2014 or 2013 plan year.

Additionally, C. J. Hughes maintained a tax qualified 401(k) retirement plan for non-union employees.  The C. J. Hughes plan provided that employees can contribute up to 15% of eligible wages, provided the compensation deferred for a plan year did not exceed the indexed dollar amount set by the Internal Revenue Service which was $17,500 for 2014 and 2013.  C. J. Hughes’ match of $0.25 on each dollar contributed up to 6% of eligible wages was previously discontinued in January of 2013, but reinstated in April 2014.

Additionally, each plan year, C. J. Hughes may make a discretionary profit-sharing contribution for participants who are actively employed on the last day of the plan year.  No discretionary profit-sharing contribution was made for the 2014 or 2013 plan year.

Effective November 1, 2009, ST Pipeline, Inc. a wholly owned subsidiary of the Company became an adopting employer of the 401(k) retirement plan for non-union employees sponsored by C. J. Hughes Construction Company, Inc.

In 2009, Nitro Electric, a wholly owned subsidiary of the Company maintained a tax-qualified 401(k) retirement plan for non-union employees.  Employees are eligible to participate upon date of hire.  Employees may contribute eligible wages up to maximum indexed dollar amount set by the Internal Revenue Service which was $17,500 for 2014 and 2013.  Nitro Electric may make annual discretionary matching contributions and/or profit sharing contributions to the plan.  The matching contribution formula for the 2014 and 2013 plan year was $0.25 on each dollar contributed up to 6% of eligible wages.  The match was previously discontinued in January 2013, but was reinstated in April 2014.  No profit sharing contribution was made for the 2014 or 2013 plan year.

Effective December 1, 2009, the C. J. Hughes Construction Company, Inc. 401(k) Plan for non-union employees was amended and restated and the Nitro Electric 401(k) Plan for non-union employees was merged into the C. J. Hughes Construction Company, Inc. 401(k) Plan for non-union employees.  Employees are immediately eligible for the Plan upon date of hire but must wait until a quarterly entry date to join the Plan.  Employees may contribute eligible wages up to the maximum indexed dollar amount set by the Internal Revenue Service which was $17,500 for 2014 and 2013.  C. J. Hughes’ match of $0.25 on each dollar contributed up to 6% of eligible wages was previously discontinued in January of 2013, but was reinstated in April 2014.

Additionally, each plan year C. J. Hughes may make discretionary profit sharing contributions for participants who are actively employed on the last day of the plan year.  No discretionary profit sharing contribution was made for the 2014 or 2013 plan year.

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

Energy Services of America and its wholly owned subsidiaries contributed $24,549 for the fiscal year ended September 30, 2014.

20.   CREDIT RISK

Financial instruments which potentially subject the Companies to credit risk consist primarily of cash, cash equivalents and contract receivables. The Companies place their cash with high quality financial institutions.  At times, the balances in such institutions may exceed the FDIC insurance limit of $250,000 on interest bearing accounts.  As of September 30, 2014, the Companies had no uninsured bank balances.  The Companies perform periodic credit evaluations of its customers financial condition and generally do not require collateral.  Credit losses consistently have been within managements expectations.

21.   COMMITMENTS AND CONTINGENCIES

During the normal course of operations, the companies are subject to certain subcontractor claims, mechanic’s liens, and other litigation. Management is of the opinion that no material obligations will arise from any pending legal proceedings.  Accordingly, no provision has been made in the financial statements for such litigation.

22.   QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for 2014 and 2013 are summarized below:

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Continuing Operations

Revenue	$25,050,410	$14,044,424	$21,486,057	$32,692,248	$93,273,139
Operating Income (loss)	407,408	(155,023)	191,663	1,711,561	2,155,609
Net income from continuing operations	447,479	5,902	543,887	2,705,695	3,702,963
Dividends on preferred stock	154,500	77,250	77,250	77,250	386,250
Net income (loss) available to common shareholders	$292,979	$(71,348)	$466,637	$2,628,445	$3,316,713

Weighted-basic shares outstanding	14,527,227	14,513,169	14,239,836	14,239,836	14,392,194
Weighted-diluted shares outstanding	17,876,503	17,946,503	17,673,169	17,673,169	17,802,443

Earnings (loss) per share from continuing operations
available to common shareholders	$0.020	$(0.005)	$0.033	$0.185	$0.230

Earnings (loss) per share from continuing operations-diluted
available to common shareholders	$0.016	$(0.004)	$0.026	$0.149	$0.186

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Discontinued Operations

Revenue	$-	$(3,000)	$-	$-	$(3,000)
Operatining Income	20,833	(400)	-	-	20,433
Net Income (loss) from discontinued operations	$20,442	$(19,321)	$(27,849)	$(28,038)	$(54,766)

Weighted-basic shares outstanding	14,527,227	14,513,169	14,239,836	14,239,836	14,392,194
Weighted-diluted shares outstanding	17,876,503	17,946,503	17,673,169	17,673,169	17,802,443

Earnings (loss) per share from discontinued operations	$0.001	$(0.001)	$(0.002)	$(0.002)	$(0.004)
Earnings (loss) per share from discontinued operations-diluted	$0.001	$(0.001)	$(0.002)	$(0.002)	$(0.003)

23.   CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

ENERGY SERVICES OF AMERICA CORPORATION (Parent Only)
BALANCE SHEETS
As of September 30, 2014 and 2013

Assets	2014	2013

Current Assets
Cash and cash equivalents	$1,493,613	$3,457,077
Other receivables	170,889	1,417
Deferred tax asset	3,305,800	2,534,538
Prepaid expenses and other	1,436,833	1,793,418
Total Current Assets	6,407,135	7,786,450

Property, plant and equipment, at cost	227,894	220,644
less accumulated depreciation	(211,621)	(203,398)
	16,273	17,246

Due from affiliates	6,146,489	10,797,608

Investment in subsidiaries	16,575,490	11,513,549

Total Assets	$29,145,387	$30,114,853

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$1,923,623	$4,399,067
Lines of credit and short term borrowings	760,132	10,132,667
Accounts payable	85,679	229,812
Accrued expenses and other current liabilities	335,897	384,566
Total Current Liabilities	3,105,331	15,146,112

Long-term debt, less current maturities	7,318,345	-
Deferred income taxes payable	266,605	25,553

Total Liabilities	10,690,281	15,171,665

Stockholders’ Equity

Preferred stock, $.0001 par value
Authorized 1,000,000 shares,206 issued	-	-
Common stock, $.0001 par value
Authorized 50,000,000 shares
14,839,836 issued and 14,239,836 outstanding at September 30, 2014 and
14,814,836 issued and 14,514,836 outstanding at September 30, 2013	1,484	1,481

Treasury stock, 600,000 shares at September 30, 2014 and 300,000	(60)	(30)
shares at September 30, 2013

Additional paid in capital	61,289,260	61,039,262
Retained earnings (deficit)	(42,835,578)	(46,097,525)

Total Stockholders’ Equity	18,455,106	14,943,188

Total Liabilities and Stockholders’ Equity	$29,145,387	$30,114,853

ENERGY SERVICES OF AMERICA CORPORATION (Parent Only)
STATEMENTS OF INCOME
For the years ended September 30, 2014 and 2013

	2014	2013

General and administrative expenses	$1,764,184	$3,068,475

Net loss from operations before taxes	(1,764,184)	(3,068,475)

Other nonoperating expense	(4,382)	(26,259)
Interest expense	(674,232)	(1,554,069)
Interest allocation to subsidiaries	498,844	-

Net loss before tax	(1,943,954)	(4,648,803)

Income tax benefit	(530,210)	(2,340,440)

Net loss from parent	(1,413,744)	(2,308,363)

Equity in undistributed income
income of subsidiaries	5,061,941	5,878,569

Dividends on preferred stock	(386,250)	-

Net income available to common shareholders	$3,261,947	$3,570,206

Weighted average shares outstanding- basic	14,392,194	14,461,383

Weighted average shares-diluted	17,802,443	14,923,255

Net earnings per share-basic
available to common shareholders	$0.227	$0.247

Net earnings per share-diluted
available to common shareholders	$0.183	$0.239

ENERGY SERVICES OF AMERICA CORPORATION (Parent Only)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended September 30, 2014 and 2013

	2014	2013
Cash flows form operating activities:
Net income available to common shareholders	$3,261,947	$3,570,206

Adjustments to reconcile net income to net cash provided by operating activities
Provision for current tax benefit	(779,557)	(2,412,606)
Provision for deferred income tax expense	249,347	72,166
Depreciation expense	8,223	68,190
Equity in undistributed income of subsidiaries	(5,061,941)	(5,878,569)
Share-based compensation expense	-	31,648
Loss from disposal of assets	-	27,436
Advances from subsidiaries	4,651,119	15,246,717
Changes in:
Decrease in prepaid expenses	356,585	30,780
Decrease (increase) in other receivable	(169,472)	417
Decrease in accounts payable	(144,133)	(38,112)
Increase (decrease) in accrued expenses and other current liabilities	(48,669)	141,824
Net cash provided by operating activities	2,323,449	10,860,097

Cash flows from investing activities:
Investment in property & equipment	(7,250)	-
Net cash used in investing activities	(7,250)	-

Cash flows from financing activities:
Borrowings on lines of credit and short-term debt, net of (repayments)	(9,372,535)	(8,383,609)
Principal payments on long term debt	(5,615,064)	(4,483,273)
Proceeds from private placement of preferred stock	249,998	4,899,965
Par value of common stock issued to preferred shareholders	3	34
Treasury stock purchased by company	(30)	(30)
Proceeds from long term debt	10,457,965	-
Net cash used in financing activities	(4,279,663)	(7,966,913)

Increase (decrease) in cash and cash equivalents	(1,963,464)	2,893,184
Cash beginning of period	3,457,077	563,893
Cash end of period	$1,493,613	$3,457,077

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Income taxes	$270,000	$-
Interest	$746,382	$1,516,134
Insurance premiums financed	$2,268,510	$2,784,193
Dividends on preferred stock	$309,000	$-

