Form 10-Q
period 2014-12-31
Energy Services of America CORP
filed 2015-02-13
CIK 1357971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
FORM 10-Q

(Mark One)

☒         Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2014

☐         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934
For the transition period from _______________ to _________________

Commission File Number:  001-32998

Energy Services of America Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-4606266
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

75 West 3rdAve., Huntington, West Virginia	25701
(Address of Principal Executive Office)	(Zip Code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐                   Accelerated Filer ☐                   Non-Accelerated Filer ☐

Smaller Reporting Company  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

As of February 12, 2015, there were issued and outstanding 14,239,836 shares of the Registrant’s Common Stock.

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	Septemer 30,
Assets	2014	2014
	(Unaudited)
Current Assets
Cash and cash equivalents	$4,142,672	$2,654,154
Accounts receivable-trade	14,483,466	14,544,399
Allowance for doubtful accounts	(158,487)	(158,487)
Retainages receivable	1,694,847	1,278,418
Other receivables	177,189	347,421
Costs and estimated earnings in excess of billings on uncompleted contracts	4,098,516	9,326,557
Deferred tax asset	3,119,004	3,329,920
Prepaid expenses and other	1,453,302	1,823,132
Assets of discontinued operations	1,262,402	1,234,550
Total Current Assets	30,272,911	34,380,064

Property, plant and equipment, at cost	31,836,867	30,287,192
less accumulated depreciation	(23,225,183)	(22,381,955)
Assets of discontinued operations, net	—	—
	8,611,684	7,905,237
Total Assets	$38,884,595	$42,285,301

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$2,447,516	$2,538,461
Lines of credit and short term borrowings	—	760,132
Accounts payable	2,011,062	5,443,948
Accrued expenses and other current liabilities	2,848,064	3,485,042
Billings in excess of costs and estimated earnings on uncompleted contracts	2,162,480	723,161
Income tax payable	62,505	62,505
Liabilities of discontinued operations	290,657	387,227
Total Current Liabilities	9,822,284	13,400,476

Long-term debt, less current maturities	8,404,117	7,936,533
Deferred income taxes payable	2,415,529	2,480,016
Liabilities of discontinued operations	—	13,170
Total Liabilities	20,641,930	23,830,195

Stockholders’ equity

Preferred stock, $.0001 par value
Authorized 1,000,000 shares, 206 issued at December 31, 2014 and September 30, 2014	—	—
Common stock, $.0001 par value
Authorized 50,000,000 shares
14,839,836 issued and 14,239,836 outstanding December 31, 2014
and September 30, 2014	1,484	1,484

Treasury stock, 600,000 shares at December 31, 2014 and September 30, 2014	(60)	(60)

Additional paid in capital	61,289,260	61,289,260
Retained earnings (deficit)	(43,048,019)	(42,835,578)

Total Stockholders’ equity	18,242,665	18,455,106

Total liabilities and stockholders’ equity	$38,884,595	$42,285,301

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2014	2013

Revenue	$23,145,595	$25,050,410

Cost of revenues	21,095,232	22,874,079

Gross profit	2,050,363	2,176,331

Selling and administrative expenses	1,838,202	1,768,923
Income from operations	212,161	407,408

Other income (expense)
Interest income	-	(223)
Other nonoperating income (expense)	(9,279)	11,453
Interest expense	(186,156)	(354,058)
Gain on sale of equipment	11,903	-
	(183,532)	(342,828)
Income from continuing operations before income taxes	28,629	64,580
Income tax expense (benefit)	200,662	(382,899)
Income (loss) from continuing operations	(172,033)	447,479

Dividends on preferred stock	77,250	-

Income (loss) from continuing operations
available to common shareholders	(249,283)	447,479

Income from discontinued operations
net of tax benefit	36,842	20,442

Net income (loss) available to common shareholders	$(212,441)	$467,921

Weighted average shares outstanding-basic	14,239,836	14,527,227

Weighted average shares-diluted	17,673,169	17,876,503
Earnings (loss) per share from continuing operations
available to common shareholders	$(0.018)	$0.031

Earnings (loss) per share from continuing operations-diluted
available to common shareholders	$(0.014)	$0.025

Earnings (loss) per share
available to common shareholders	$(0.015)	$0.032

Earnings (loss) per share-diluted
available to common shareholders	$(0.012)	$0.026

The Accompanying Notes are an Integral Part of These Financial Statements
2

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended	Three Months Ended
	December 31,	December 31,
Cash flows from operating activities:	2014	2013

Net income (loss) available to common shareholders	$(212,441)	$467,921

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation expense	864,155	856,851
(Gain) loss on sale/disposal of equipment	(11,903)	20,833
Provision for deferred taxes	109,587	(457,232)
Decrease in contracts receivable	60,933	2,605,100
(Increase) decrease in retainage receivable	(416,429)	823,385
(Increase) decrease in other receivables	170,232	(1,759)
Decrease in cost and estimated earnings in excess of billings on uncompleted contracts	5,228,041	4,839,402
Decrease in prepaid expenses	369,830	341,935
Decrease in accounts payable	(3,504,747)	(5,134,202)
Decrease in accrued expenses	(661,687)	(1,067,200)
Increase (decrease) in billings in excess of cost and estimated earnings on uncompleted contracts	1,439,319	(983,201)
Decrease in income taxes payable	-	(213,539)
Net cash provided by operating activities	3,434,890	2,098,294

Cash flows from investing activities:
Investment in property & equipment	(370,602)	(241,606)
Proceeds from sales of property and equipment	11,903	135,000
Net cash provided used in investing activities	(358,699)	(106,606)

Cash flows from financing activities:
Proceeds from private placement of preferred stock	-	249,998
Par value of stock issued to preferred shareholders	-	3
Borrowings on lines of credit and short term debt, net of (repayments)	(760,132)	(1,504,402)
Principal payments on long term debt	(823,361)	(837,547)
Net cash used in financing activities	(1,583,493)	(2,091,948)

Increase (decrease) in cash and cash equivalents	1,492,698	(100,260)
Cash beginning of period	2,672,268	6,339,882
Cash end of period	$4,164,966	$6,239,622

Supplemental schedule of noncash investing and financing activities:
Purchases of property & equipment under financing agreements	$1,200,000	$-

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$186,156	$412,708
Income taxes	$94,235	$267,430
Insurance premiums	$15,586	$221,320
Dividends paid on preferred stock	$154,500	$-

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the three months ended December 31, 2014 and 2013
						Total
	Common Stock		Additional Paid	Retained	Treasury	Stockholders’
	Shares	Amount	in Capital	Earnings (deficit)	Stock	Equity

Balance at September 30, 2013	14,514,836	$1,481	$61,039,262	$(46,097,525)	$(30)	$14,943,188

Private placement of preferred stock	-	-	249,998	-	-	249,998

Common stock issued from private placement	25,000	3	-	-	-	3

Net income available to common shareholders	-	-	-	467,921	-	467,921

Balance at December 31, 2013	14,539,836	$1,484	$61,289,260	$(45,629,604)	$(30)	$15,661,110

Balance at September 30, 2014	14,239,836	$1,484	$61,289,260	$(42,835,578)	$(60)	$18,455,106

Net loss available to common shareholders	-	-	-	(212,441)	-	(212,441)

Balance at December 31, 2014	14,239,836	$1,484	$61,289,260	$(43,048,019)	$(60)	$18,242,665

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS AND ORGANIZATION:

Energy Services of America Corporation (the Company or Energy Services) was incorporated in Delaware on March 31, 2006 as a blank check company whose objective was to acquire an operating business or businesses.  The Company operated as a blank check company until August 15, 2008.  On that date, the Company acquired S.T. Pipeline, Inc. (S.T.) and C.J. Hughes Construction Company, Inc. (C.J. Hughes) with proceeds from the Company’s Initial Public Offering.  C. J Hughes currently operates as the Company’s sole wholly owned direct subsidiary.

S.T. was incorporated in May 1990 under the laws of the State of West Virginia and engaged in the construction of natural gas pipelines for utility companies in various states, mostly in the mid-Atlantic area of the country.  On May 14, 2013, the Company liquidated the operation of S.T. and realized $1.9 million from the sale.  The financial position and results of operations of S.T. have been presented as discontinued operations in the accompanying financial statements for all presented periods.

Wholly owned subsidiary C.J. Hughes is a general contractor primarily engaged in pipeline construction for utility companies operating primarily in the mid-Atlantic region of the United States.  Nitro Electric Inc. (Nitro Electric), a wholly owned subsidiary of C. J. Hughes, is an electrical and mechanical contractor that provides its services to the power, chemical and automotive industries.  Nitro Electric operates primarily in the mid-Atlantic region of the United States.  Contractors Rental Corporation (Contractors Rental), a wholly owned subsidiary of C.J. Hughes provides union building trades employees for projects managed by C.J. Hughes.  All of the C.J. Hughes, Nitro Electric, and Contractors Rental production personnel are union members of various related construction trade unions and are subject to collective bargaining agreements that expire at varying time intervals.

The Company’s stock trades under the symbol “ESOA” on the Over-the-Counter market.

Interim Financial Statements

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the years ended September 30, 2014 and 2013 included in the Company’s Form 10-K filed December 18, 2014.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the interim financial reporting rules and regulations of the SEC.  The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations.  The operating results for the three month period ended December 31, 2014, are not necessarily indicative of the results to be expected for the full year or any other interim period.

Principles of Consolidation

The consolidated financial statements of Energy Services include the accounts of Energy Services and its wholly owned subsidiary, C.J. Hughes.  S.T. has been shown as discontinued operations for the three months ended December 31, 2014 and 2013.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Unless the context requires otherwise, references to Energy Services include Energy Services and C.J. Hughes.

Reclassifications

Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year.

2.   UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts as of December 31, 2014 and September 30, 2014 are summarized as follows:

	December 31, 2014	September 30, 2014

Costs incurred on uncompleted contracts	$105,017,988	$114,771,991

Estimated earnings, net of estimated losses	8,416,302	10,765,989
	113,434,290	125,537,980

Less billing to date	111,498,254	116,934,584

	$1,936,036	$8,603,396

Costs and estimated earnings in excess of billings on uncompleted contracts	$4,098,516	$9,326,557

Less billings in excess of costs and estimated earnings on uncompleted contracts	2,162,480	723,161

	$1,936,036	$8,603,396

Backlog at December 31, 2014 and September 30, 2014 was $53.9 million and $51.8 million, respectively.

3.   CLAIMS

The Company does not have any claims recorded as of December 31, 2014.   Claims receivable is a component of cost and estimated earnings in excess of billing.

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

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed-rate debt to unrelated parties was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates for bank loans with similar terms and maturities.  The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $10.9 million at December 31, 2014 was $10.6 million.

The Company uses fair value measurements on a non-recurring basis in its assessment of goodwill and long-lived assets held and used. In accordance with its annual impairment test during the quarter ended September 30, 2012, the Company recorded a goodwill impairment charge of $36.9 million, which represented the entire amount of goodwill carried on the Company’s balance sheet.  Refer to Note 5, Goodwill and Intangible Assets, of the Company’s Annual Report on Form 10-K for the year ended September 30, 2014 for further information.

5.   DISCONTINUED OPERATIONS

Due to organizational changes and operating losses incurred in fiscal year 2012, the Company decided to discontinue the operations of its wholly owned subsidiary S.T.  On May 14, 2013, the Company liquidated the operations of S.T. and realized $1.9 million from the sale.

The operating results for S.T. for the three months ended December 31, 2014 and 2013 are as follows:

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2014	2013

Revenue	-	-

Cost of revenues	-	(103,341)

Gross profit	-	103,341
Selling and administrative expenses	-	82,508
Income from discontinued operations	-	20,833
Other income (expense)
Loss on sale of equipment	-	(20,833)
	-	(20,833)
Income before income taxes	-	-
Income tax benefit	(36,842)	(20,442)
Net income from discontinued operations	$36,842	$20,442

The following table shows the components of asset and liabilities that are classified as discontinued operations in the Company’s consolidated balances sheets at December 31, 2014 and at September 30, 2014.

	December 31,	September 30,
	2014	2014

Cash	$22,294	$18,114
Deferred tax asset	1,240,108	1,216,436
Assets of discontinued operations-current	1,262,402	1,234,550
Property, plant, and equipment, net	-	-
Total assets of discontinued operations	1,262,402	1,234,550

Accounts payable	332,098	403,959
Accrued expenses and other current liabilities	(41,441)	(16,732)
Liabilities of discontinued operations-current	290,657	387,227
Liabilities of discontinued operations-long term	-	13,170
Total liabilities of discontinued operations	290,657	400,397

Net assets	$971,745	$834,153

6.  EARNINGS (LOSS) PER SHARE

The amounts used to compute the earnings (loss) per share for the three months ended December 31, 2014 and 2013 are summarized below.

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2014	2013

Income (loss) from continuting operations	$(172,033)	$447,479

Dividends on preferred stock	77,250	-

Income (loss) available to common shareholders-continuing operations	$(249,283)	$447,479

Weighted average shares outstanding	14,239,836	14,527,227

Weighted average shares outstanding-diluted	17,673,169	17,876,503

Earnings (loss) per share from continuing operations available to common shareholders	$(0.018)	$0.031

Earnings (loss) per share from continuing operations available to common shareholders-diluted	$(0.014)	$0.025

Income from discontinued operations	$36,842	$20,442

Weighted average shares outstanding	14,239,836	14,527,227

Weighted average shares outstanding-diluted	17,673,169	17,876,503

Earnings per share from discontinued operations	$0.003	$0.001

Earnings per share from discontinued operations-diluted	$0.002	$0.001

Net income (loss) available to common shareholders	$(135,191)	$467,921

Dividends on preferred stock	77,250	-

Net income (loss) available to common shareholders	$(212,441)	$467,921

Earnings (loss) per share available to common shareholders	$(0.015)	$0.032

Earnings (loss) per share available to common shareholders-diluted	$(0.012)	$0.026

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of the financial condition and results of operations of Energy Services in conjunction with the “Financial Statements” appearing in this report as well as the historical financial statements and related notes contained elsewhere herein.  Among other things, those historical consolidated financial statements include more detailed information regarding the basis of presentation for the following information.  The term “Energy Services” refers to the Company and wholly-owned subsidiaries on a consolidated basis.

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

Company Overview

  Energy Services is engaged in providing contracting services for energy related companies.  Currently Energy Services primarily services the gas, petroleum, power, chemical, and automotive industries though it does some other incidental work such as water and sewer projects.  For the gas industry, the Company is primarily engaged in the construction, replacement and repair of natural gas pipelines and storage facilities for utility companies and private natural gas companies.  Energy Services is involved in the construction of both interstate and intrastate pipelines, with an emphasis on the latter.  For the oil industry, the Company provides a variety of services relating to pipeline, storage facilities and plant work.  For the power, chemical, and automotive industries, the Company provides a full range of electrical and mechanical installations and repairs including substation and switchyard services, site preparation, equipment setting, pipe fabrication and installation, packaged buildings, transformers and other ancillary work with regards thereto.  Energy Services’ other services include liquid pipeline construction, pump station construction, production facility construction, water and sewer pipeline installations, various maintenance and repair services and other services related to pipeline construction.  The majority of the Company’s customers are located in West Virginia, Virginia, Ohio, Pennsylvania, and Kentucky.  The Company builds, but does not own, natural gas pipelines for its customers that are part of both interstate and intrastate pipeline systems that move natural gas from producing regions to consumption regions as well as building and replacing gas line services to individual customers of the various utility companies.

Energy Services’ customers include many of the leading companies in the industries it serves, including:

Columbia Gas Transmission
Columbia Gas Distribution
Marathon Petroleum
American Electric Power
Toyota Motor Manufacturing
Bayer Chemical
Dow Chemical
Kentucky American Water
Various state, county and municipal public service districts.

The Company enters into various types of contracts, including competitive unit price, cost-plus (or time and materials basis) and fixed price (lump sum) contracts.  The terms of the contracts will vary from job to job and customer to customer though most contracts are on the basis of either unit pricing in which the Company agrees to do the work for a price per unit of work performed or for a fixed amount for the entire project.  Most of the Company’s projects are completed within one year of the start of the work.  On occasion, the Company’s customers will require the posting of performance and/or payment bonds upon execution of the contract, depending upon the nature of the work performed.  The Company generally recognizes revenue on unit price and cost-plus contracts when units are completed or services are performed.  Fixed price contracts usually result in recording revenues as work on the contract progresses on a percentage-of-completion basis.  Under this accounting method, revenue is recognized based on the percentage of total costs incurred to date in proportion to total estimated costs at completion.  Many contracts also include retention provisions under which a percentage of the contract price is withheld until the project is complete and has been accepted by the customer.

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

In addition to the seasonal fluctuations discussed above, the pipeline industry can be highly cyclical, reflecting variances in capital expenditures in proportion to energy price fluctuations.  As a result, our volume of business may be adversely affected by our customers’ cyclical capital needs and access to capital to finance those needs.  Accordingly, our operating results in any particular quarter or year may not be indicative of the results that can be expected for any other quarter or any other year.

Forbearance Agreement

On November 28, 2012, the Company entered into a Forbearance Agreement with United Bank, Inc.(West Virginia), Summit Community Bank (West Virginia), and First Guaranty Bank (Louisiana) related to our revolving line of credit and term debt as reported in the Company’s November 29, 2012 current report on Form 8-K.  The Forbearance Agreement, among other things, required the Company to close S.T. Pipeline and dispose of its assets.  The Company was also required to prepare recommendations relating to the on-going operations of Nitro Electric, C.J. Hughes, and Contractors Rental, including refinancing, sale or liquidation of the companies by May 31, 2013.

On January 31, 2014, the Company entered into a financing arrangement (“Term Note”) with United Bank, Inc. and Summit Community Bank.  The financing arrangement is a five year term loan in the amount of $8.8 million.  In addition, the Company entered into a separate five year term loan agreement with First Guaranty Bank for $1.6 million.  Taken together, the $10.4 million in new financings supersede the prior financing arrangements the Company had with United Bank, Inc. and other lenders.  As a result of entering into the new financings, United Bank, Inc. and the other lenders of the Company agreed to terminate the pre-existing Forbearance Agreement with the Company.  This was reported in the Company’s February 4, 2014 current report on Form 8-K.

On May 30, 2014, the Company entered into a financing agreement (“Line of Credit” or “LOC”) with United Bank, Inc. to provide the Company with a $5.0 million revolving line of credit.  This financing agreement is in addition to the prior Term Note arrangement with United Bank and Summit Community Bank.  This was reported in the Company’s June 2, 2014 current report on Form 8-K.

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

Due to the improved financial position at September 30, 2014, the Company successfully resolved the factors that gave rise to Arnett Carbis Toothman’s decision to render its “going concern” opinion for the year ended September 30, 2013. Key factors included: refinancing the bank debt and termination of the pre-existing Forbearance Agreement, securing the Line of Credit, re-establishing an adequate bonding capacity, reduction of corporate overhead, and increased project profitability.

First Quarter Overview

           The following is an overview of results from operations for the three months ended December 31, 2014 and 2013.
	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2014	2013

Continuing Operations

Revenue	$23,145,595	$25,050,410
Cost of revenues	21,095,232	22,874,079
Gross profit	2,050,363	2,176,331
Selling & administrative expenses	1,838,202	1,768,923
Income from operations	212,161	407,408
Other expense	(183,532)	(342,828)
Income before income tax	28,629	64,580
Income tax expense (benefit)	200,662	(382,899)
Net income (loss) from continuing operations	(172,033)	447,479
Dividends on preferred stock	77,250	-
Net income (loss) from continuing operations available to common shareholders	$(249,283)	$447,479

Discontinued Operations

Revenue	$-	$-
Cost of revenues	-	(103,341)
Gross profit	-	103,341
Selling & administrative expenses	-	82,508
Income from operations	-	20,833
Other income (expense)	-	(20,833)
Income before income tax	-	-
Income tax benefit	(36,842)	(20,442)
Net income from discontinued operations	$36,842	$20,442

Three Months Ended December 31, 2014 and 2013 Comparison

            Revenues.  Total revenues from continuing operations decreased by $1.90 million or 7.6% to $23.1 million for the three months ended December 31, 2014 from $25.1 million for the same period in 2013.  The decrease was primarily attributable to fewer natural gas transmission projects in progress during the quarter ended December 31, 2014.  The Company had no revenue from discontinued operations for the three months ended December 31, 2014 and 2013.

           Cost of Revenues.  Total costs of revenues from continuing operations decreased by $1.8 million or 7.8% to $21.1 million for the three months ended December 31, 2014, from $22.9 million for the same period in 2013. The decrease was primarily attributable to fewer natural gas transmission projects in progress during the quarter ended December 31, 2014.  There was no cost of revenues from discontinued operations for the three months ended December 31, 2014.  Cost of revenues from discontinued operations for the three months ended December 31, 2013, which totaled ($103,000), was reclassified as direct costs as of September 30, 2013 and charged as selling and administrative expense for the three months ended December 31, 2013.

Gross Profit.  Total gross profit from continuing operations decreased by $126,000 or 5.8% to $2.1 million for the three months ended December 31, 2014, compared to $2.2 million for the same period in 2013.  This was due to the decrease in revenues for the three months ended December 31, 2014, compared to the same period in 2013.  There was no gross profit from discontinued operations for the three months ended December 31, 2014.

Selling and administrative expenses.  Total selling and administrative expenses from continuing operations increased by $69,000 or 3.9% to $1.8 million for the three months ended December 31, 2014 compared to $1.7 million for the same period ended in 2013.  There were no selling and administrative expenses for discontinued operations for the three months ended December 31, 2014.  The $83,000 in selling and administrative expenses for discontinued operations for the three months ended December 31, 2013, was in part due to a reclassification of costs related to non-project liabilities accrued as direct project costs as of September 30, 2013.  The Company believes that any ongoing costs associated with closing discontinued operations will be immaterial.

Interest Expense.  Interest expense decreased by $168,000 or 47.4% to $186,000 for the three months ended December 31, 2014, from $354,000 for the same period ended in 2013.  The decrease was primarily due to the decrease of debt owed to the bank group.

Net Income (Loss). Net loss from continuing operations available to common shareholders was $249,000 for the three months ended December 31, 2014 compared to net income available to common shareholders of $447,000 for the same period in 2013.   Income tax expense for the three months ended December 31, 2014, was $201,000.  Income tax benefit for the three months ended December 31, 2013, was $383,000 due mainly to the reversal of a valuation adjustment related to federal net operating loss carry-forwards.  The net income from discontinued operations for the three months ended December 31, 2014, was $37,000 compared to net income of $20,000 for the same period in 2013.

Comparison of Financial Condition

The Company had total assets of $38.9 million at December 31, 2014, a decrease of $3.4 million from the prior fiscal year end balance of $42.3 million.  Some primary components of the balance sheet were accounts receivable which totaled $14.5 million at December 31, 2014, a decrease of $61,000 from the prior year end balance of $14.5 million, retainages receivable of $1.7 million, an increase of $416,000 from $1.3 million from the prior year end and estimated earnings in excess of billings of $4.1 million, a decrease of $5.2 million from the prior year end balance of $9.3 million.  Other major categories of assets at December 31, 2014 included cash and cash equivalents of $4.1 million, an increase of $1.5 million from the prior year end balance of $2.7 million, as well as net fixed assets of $8.6 million, an increase of $706,000 from prior year end balance of $7.9 million.

The Company had total liabilities of $20.6 million at December 31, 2014, a decrease of $3.2 million from the prior year end balance of $23.8 million.  Current maturities of long-term debt totaled $2.4 million, a decrease of $91,000 from the prior year end balance of $2.5 million.  Lines of credit and short term borrowings totaled $0, a decrease of $760,000 from the prior year end balance of $760,000. In total, short-term debt at December 31, 2014 was $2.4 million, a decrease of $851,000 from the prior year end balance of $3.3 million.  Long term debt totaled $8.4 million at December, 31, 2014, an increase of $477,000 from the prior year end balance of $7.9 million.  Accounts payable and accrued expenses totaled $4.9 million, a decrease of $4.0 million from the prior year end balance of $8.9 million.  Stockholders’ equity was $18.2 million at December 31, 2014, a decrease of $212,000 from the prior year end balance of $18.5 million.  This decrease was due to the net loss of $135,000 and $77,000 for dividends paid on preferred stock.

Liquidity and Capital Resources

Indebtedness

On January 31, 2014, the Company entered into a financing arrangement (“Term Note”) with United Bank, Inc. (West Virginia) and Summit Community Bank (West Virginia).  The financing arrangement is a five year term loan in the amount of $8.8 million and bears interest at an annual rate of 6.50%.  In addition, the Company entered into a separate five year term loan agreement with First Guaranty Bank (Louisiana) for $1.6 million that bears interest at an annual rate of 3.55%.  Taken together, the $10.4 million in new financings supersedes the prior financing arrangements the Company had with United Bank as well as the other lenders.  As a result of entering into the new financings, United Bank and the other lenders of the Company agreed to terminate a pre-existing Forbearance Agreement with the Company.  This was reported in the Company’s February 4, 2014 current report on Form 8-K.

Under the terms of the new financing agreement dated January 31, 2014, the Company must meet the following loan covenants:

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

This modification applied as of June 30, 2014, as well as future periods.  The Company is in compliance with all loan covenants as of December 31, 2014.

Line of Credit

On May 30, 2014, the Company entered into a financing agreement (“Line of Credit” or “LOC”) with United Bank, Inc. to provide the Company with a $5.0 million revolving line of credit.  This financing agreement is in addition to the prior Term Note arrangement with United Bank and Summit Community Bank.  This was reported in the Company’s June 2, 2014 current report on Form 8-K.

The LOC is subject to the terms of the January 31, 2014 Term Note agreement discussed above. Interest on the LOC, which expires on May 30, 2015, is 6.5%.  Cash available under the line is calculated based on a percentage of the Company’s accounts receivable with certain exclusions.  Major items excluded from the calculation are certain percentages of receivables from bonded jobs and retainage as well as items greater than one hundred twenty (120) days old.  At December 31, 2014, the Company did not have any outstanding borrowings on the LOC.

Off-Balance Sheet Arrangements

Due to the nature of our industry, we often enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets.  Though for the most part not material in nature, some of these are:

Leases

Our work often requires us to lease various facilities, equipment and vehicles.  These leases usually are short term in nature, with a duration of one year or less, though at times we may enter into longer term leases when warranted.  By leasing equipment, vehicles and facilities, we are able to reduce our capital outlay requirements for equipment vehicles and facilities that we may only need for short periods of time.  The Company rents office and shop space from an independent lessor.  The office space rental was $6,300 per month.  As of December 16, 2014, Nitro Electric Company purchased this office building for $1.1million.  The shop rental is $10,950 monthly and the lease expires in December 2018.

Letters of Credit

Certain of our customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors and vendors on various customer projects.  At December 31, 2014, the Company had a letter of credit outstanding in the amount of $953,340 to cover a deposit required by its captive insurance program.  The Company also had a $1.3 million letter of credit from a local bank outstanding at September 30, 2014, to cover a project that required a bond prior to the Company securing a bonding line with its current surety company.  This project was completed and the letter of credit released in October 2014.

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

Depending upon the size and conditions of a particular contract, the Company may be required to post letters of credit or other collateral in favor of the insurer.  Posting of these letters or other collateral will reduce our borrowing capabilities.  The Company does not anticipate any claims in the foreseeable future.  At December 31, 2014, the Company had $26.8 million in performance bonds outstanding.

Concentration of Credit Risk

In the ordinary course of business the Company grants credit under normal payment terms, generally without collateral, to our customers, which include natural gas and oil companies, general contractors, and various commercial and industrial customers located within the United States.  Consequently, the Company is subject to potential credit risk related to business and economic factors that would affect these companies.  However, the Company generally has certain statutory lien rights with respect to services provided.  Under certain circumstances such as foreclosure, the Company may take title to the underlying assets in lieu of cash in settlement of receivables.  The Company had four customers that exceeded 10% of revenues or receivables for the three months ended December 31, 2014.  The four customers represented 46.70% of revenues and 49.17% of accounts receivable at December 31, 2014.  These customers include: Marathon Petroleum, Rice Energy, Dow Chemical, and Bayer Crop Science.

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

We have an outstanding loan with a principal balance of $1.4 million as of December 31, 2014, from First Guaranty Bank, Hammond, Louisiana. Mr. Marshall Reynolds is the Chairman of the Board of Directors of First Guaranty Bank and owns greater than 10% of the common stock of First Guaranty Bank’s holding company, First Guaranty Bancshares, Inc. In addition, Messrs. Douglas Reynolds and Jack Reynolds, the sons of Marshall Reynolds, are also significant stockholders of First Guaranty Bancshares, Inc. The largest aggregate amount of principal outstanding of the loan since the beginning of fiscal 2014 was $1,644,690.  As of December 31, 2014, we have paid approximately $280,000 in principal and approximately $49,000 in interest since the beginning of fiscal 2014 on the loan. The interest rate on the loan is 3.55%.

Other than as disclosed above, there were no other transactions.

Inflation

Due to relatively low levels of inflation during the three months ended December 31, 2014 and 2013, inflation did not have a significant effect on our results.

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

Revenue Recognition.  Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date of total estimated costs at completion.  These contracts provide for a fixed amount of revenues for the entire project.  Such contracts provide that the customer accept completion of progress to date and compensate us for services rendered, measured in terms of units installed, hours expended or some other measure of progress.  Contract costs include all direct material, labor and subcontract costs and indirect costs related to contract performance, such as indirect labor, tools and expendables.  The cost estimates are based on the professional knowledge and experience of the Company’s engineers, project managers and financial professionals.  Changes in job performance and job conditions affect the total estimated costs at completion.  The effects of these changes are recognized in the period in which they occur.  Provisions for the total estimated losses on uncompleted contracts are made in the period in which such losses are determined.   The current asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed for fixed price contracts.  The current liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized for fixed price contracts.

Revenues on all costs plus and time and material contracts are recognized when services are performed or when units are completed.

Self Insurance.  The Company carries workers’ compensation, general liability and auto insurance through a captive insurance company.  While the Company believes that this arrangement has been beneficial in reducing and stabilizing insurance costs, the Company does have to maintain a restricted cash account to guarantee payments of premiums. That restricted account had a balance of $1.0 million as of December 31, 2014.  Should the Company experience severe losses over an extended period, it could have a detrimental effect on the Company, notwithstanding the captive insurance company.

Accounts Receivable and Provision for Doubtful Accounts .  The Company provides an allowance for doubtful accounts when collection of an account is considered doubtful.  Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates relating to factors such as a customer’s access to capital, the customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer.  While most of our customers are large well capitalized companies, should they experience material changes in their revenues and cash flows or incur other difficulties and become unable to pay the amounts owed, this could cause reduced cash flows and losses in excess of our current reserves.  At December 31, 2014, management concluded that the allowance for doubtful accounts was adequate.

Outlook

The following statements are based on current expectations.  These statements are forward looking, and actual results may differ materially.

On January 31, 2014, the Company entered into a financing arrangement with United Bank, Inc. (West Virginia) and Summit Community Bank (West Virginia).  The amount of the financing arrangement is for $8.8 million.  In addition, the Company entered into a separate loan arrangement with First Guaranty Bank (Louisiana) for $1.6 million.  Taken together, the $10.4 million in new financings supersede the prior financing arrangements the Company had with United Bank as well as the other lenders.  As a result of entering into the new financings, United Bank and the other lenders of the Company agreed to terminate the pre-existing Forbearance Agreement with the Company.

The Company prepares weekly cash forecasts for our own benefit and for submission to our lenders.  We anticipate that our current cash and the cash to be generated from collection of our receivables along with the existing line of credit will be adequate to meet our cash needs for Company’s fiscal year.  The Company may borrow against the line of credit provided it meets certain borrowing base requirements, with $5.0 million being the maximum allowed.  If the Company has borrowed more than the borrowing base allows, the Company must repay the excess borrowings to United Bank, Inc.

Prior to the general economic crisis in 2009, our customers were experiencing high demand for their products, particularly natural gas.  Currently, the Company is experiencing increased demand for its services and accordingly, the Company would expect to see projected spending for our customers on their transmission and distribution systems increasing dramatically over the next few years.  However, with potential uncertainty in the economy, the demand for the customer’s projects could wane and also their ability to fund planned projects could be reduced.  The Company’s backlog at December 31, 2014 was $53.9 million and while adding additional business projects appears likely, no assurances can be given that the Company will be successful in bidding on projects that become available.  Moreover, even if the Company obtains contracts, there can be no guarantee that the projects will go forward.

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

There has been no change in Energy Services of America Corporation’s internal control over financial reporting during Energy Services of America Corporation’s first quarter of fiscal year 2015 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

Please see the information disclosed in the “Risk Factors” section of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on December 18, 2014, which is incorporated herein by reference.   There have been no changes to the risk factors since the filing of the Annual Report on Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of equity securities during the periods covered by the report.

(b)  None

(c)  Energy Services of America Corporation did not repurchase any shares of its common stock during the relevant period.

ITEM 4. Mine Safety Disclosures

N/A

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

   XBRL Taxonomy Extension Calculation Linkbase Document

   XBRL Taxonomy Extension Definition Linkbase Document

   XBRL Taxonomy Extension Label Linkbase Document

   XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY SERVICES OF AMERICA CORPORATION

Date: February 13, 2015	By:	/s/ Douglas V. Reynolds
Douglas V. Reynolds
Chief Executive Officer

Date: February 13, 2015	By:	/ s/ Charles P. Crimmel
Charles P. Crimmel
Chief Financial Officer

