Form 10-Q
period 2015-03-31
Energy Services of America CORP
filed 2015-05-11
CIK 1357971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015

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

As of May 1, 2015, there were issued and outstanding 14,239,836 shares of the Registrant’s Common Stock.

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
Assets	2015	2014
	(Unaudited)
Current assets
Cash and cash equivalents	$4,806,517	$2,654,154
Accounts receivable-trade	9,701,628	14,544,399
Allowance for doubtful accounts	(147,922)	(158,487)
Retainages receivable	1,458,413	1,278,418
Other receivables	177,439	347,421
Costs and estimated earnings in excess of billings on uncompleted contracts	5,866,318	9,326,557
Deferred tax asset	2,364,215	3,329,920
Prepaid expenses and other	3,184,543	1,823,132
Assets of discontinued operations	1,742,993	1,234,550
Total Current Assets	29,154,144	34,380,064

Property, plant and equipment, at cost	32,344,322	30,287,192
less accumulated depreciation	(23,725,888)	(22,381,955)
Total fixed assets	8,618,434	7,905,237
Total assets	$37,772,578	$42,285,301

Liabilities and shareholders’ equity
Current liabilities
Current maturities of long-term debt	$2,421,502	$2,538,461
Lines of credit and short term borrowings	1,291,063	760,132
Accounts payable	2,340,789	5,443,948
Accrued expenses and other current liabilities	3,367,461	3,485,042
Billings in excess of costs and estimated earnings on uncompleted contracts	441,367	723,161
Income tax payable	101,441	62,505
Liabilities of discontinued operations	176,282	387,227
Total current liabilities	10,139,905	13,400,476

Long-term debt, less current maturities	7,868,065	7,936,533
Deferred income taxes payable	1,794,436	2,480,016
Liabilities of discontinued operations	-	13,170
Total liabilities	19,802,406	23,830,195

Shareholders’ equity

Preferred stock, $.0001 par value
Authorized 1,000,000 shares, 206 issued for March 31, 2015 and September 30, 2014	-	-
Common stock, $.0001 par value
Authorized 50,000,000 shares
14,839,836 issued and 14,239,836 outstanding for March 31, 2015
and September 30, 2014	1,484	1,484

Treasury stock, 600,000 shares at March 31, 2015 and September 30, 2014	(60)	(60)

Additional paid in capital	61,289,260	61,289,260
Retained earnings (deficit)	(43,320,512)	(42,835,578)

Total shareholders’ equity	17,970,172	18,455,106

Total liabilities and shareholders’ equity	$37,772,578	$42,285,301

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2015	2014	2015	2014

Revenue	$20,871,013	$14,044,424	$44,016,608	$39,094,834

Cost of revenues	19,571,371	12,579,984	40,666,603	35,454,063

Gross profit	1,299,642	1,464,440	3,350,005	3,640,771

Selling and administrative expenses	1,708,396	1,619,463	3,546,598	3,388,386
Income (loss) from operations	(408,754)	(155,023)	(196,593)	252,385

Other income (expense)
Other nonoperating income	15,092	653	5,813	12,106
Interest expense	(155,977)	(106,586)	(342,133)	(460,867)
Gain on sale of equipment	83,490	21,240	95,393	21,240
	(57,395)	(84,693)	(240,927)	(427,521)
Loss from continuing operations before income taxes	(466,149)	(239,716)	(437,520)	(175,136)
Income tax benefit	(298,754)	(245,618)	(98,092)	(628,517)
Income (loss) from continuing operations	(167,395)	5,902	(339,428)	453,381

Dividends on preferred stock	77,250	77,250	154,500	231,750

Income (loss) from continuing operations
available to common shareholders	(244,645)	(71,348)	(493,928)	221,631

Income (loss) from discontinued operations
net of tax expense	(27,848)	(19,321)	8,994	1,121

Net income (loss) available to common shareholders	$(272,493)	$(90,669)	$(484,934)	$222,752

Weighted average shares outstanding-basic	14,239,836	14,513,169	14,239,836	14,520,276

Weighted average shares-diluted	14,239,836	14,513,169	14,239,836	17,911,118

Earnings (loss) per share from continuing operations
available to common shareholders	$(0.017)	$(0.005)	$(0.035)	$0.015

Earnings (loss) per share from continuing operations-diluted
available to common shareholders	$(0.017)	$(0.005)	$(0.035)	$0.012

Earnings (loss) per share
available to common shareholders	$(0.019)	$(0.006)	$(0.034)	$0.015

Earnings (loss) per share-diluted
available to common shareholders	$(0.019)	$(0.006)	$(0.034)	$0.012

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended	Six Months Ended
	March 31,	March 31,
Cash flows from operating activities:	2015	2014

Net Income (loss) available to common shareholders	$(484,934)	$222,752

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	1,740,122	1,694,686
Gain on sale/disposal of equipment	(95,393)	(407)
Provision for deferred taxes	(245,747)	(662,894)
Decrease in contracts receivable	4,832,206	9,629,641
(Increase) decrease in retainage receivable	(179,995)	1,057,333
(Increase) decrease in other receivables	169,982	(89,356)
Decrease in cost and estimated earnings in excess of billings on uncompleted contracts	3,460,239	4,224,876
Increase in prepaid expenses	(1,361,411)	(1,277,697)
Decrease in accounts payable	(3,250,459)	(5,626,743)
Decrease in accrued expenses	(142,290)	(1,099,668)
Decrease in billings in excess of cost and estimated earnings on uncompleted contracts	(281,794)	(2,667,590)
Decrease in income taxes payable	-	(273,971)
Net cash provided by operating activities	4,160,526	5,130,962

Cash flows from investing activities:
Investment in property & equipment	(1,180,260)	(588,044)
Proceeds from sales of property and equipment	131,203	156,240
Net cash used in investing activities	(1,049,057)	(431,804)

Cash flows from financing activities:
Proceeds from private placement of preferred stock	-	249,998
Par value of stock issued to preferred shareholders	-	3
Treasury stock purchased by company	-	(30)
Borrowings on lines of credit and short term debt, net of (repayments)	530,931	(9,005,458)
Proceeds from long term debt	-	10,457,965
Principal payments on long term debt	(1,494,296)	(5,136,830)
Net cash used in financing activities	(963,365)	(3,434,352)

Increase in cash and cash equivalents	2,148,104	1,264,806
Cash beginning of period	2,672,268	6,339,882
Cash end of period	$4,820,372	$7,604,688

Supplemental schedule of noncash investing and financing activities:
Purchases of property & equipment under financing agreements	$1,308,869	$-
Insurance premiums financed	$2,349,760	$2,268,510

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$342,133	$523,511
Income taxes	$138,868	$267,430
Insurance premiums	$1,068,829	$1,362,631
Dividends paid on preferred stock	$154,500	$128,050

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the six months ended March 31, 2015 and 2014

						Total Shareholders’ Equity
	Common Stock		Additional Paid in Capital	Retained Earnings (deficit)	Treasury Stock
	Shares	Amount

Balance at September 30, 2013	14,514,836	$1,481	$61,039,262	$(46,097,525)	$(30)	$14,943,188

Private placement of preferred stock	-	-	249,998	-	-	249,998

Common stock issued from private placement	25,000	3	-	-	-	3

Treasury stock purchased by company	(300,000)	-	-	-	(30)	(30)

Net Income available to common shareholders	-	-	-	222,752	-	222,752

Balance at March 31, 2014	14,239,836	$1,484	$61,289,260	$(45,874,773)	$(60)	$15,415,911

Balance at September 30, 2014	14,239,836	$1,484	$61,289,260	$(42,835,578)	$(60)	$18,455,106

Net loss available to common shareholders	-	-	-	(484,934)	-	(484,934)

Balance at March 31, 2015	14,239,836	$1,484	$61,289,260	$(43,320,512)	$(60)	$17,970,172

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS AND ORGANIZATION:

Energy Services of America Corporation (the Company or Energy Services) was incorporated in Delaware on March 31, 2006 as a blank check company whose objective was to acquire an operating business or businesses.  The Company operated as a blank check company until August 15, 2008.  On that date, the Company acquired S.T. Pipeline, Inc. (S.T.) and C.J. Hughes Construction Company, Inc. (C.J. Hughes) with proceeds from the Company’s Initial Public Offering.  C. J. Hughes currently operates as the Company’s sole wholly owned direct subsidiary.

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

Wholly owned subsidiary C.J. Hughes is a general contractor primarily engaged in pipeline construction for utility companies operating primarily in the mid-Atlantic region of the United States.  Nitro Electric Inc. (Nitro Electric), a wholly owned subsidiary of C. J. Hughes, is an electrical and mechanical contractor that provides its services to the power, chemical and automotive industries.  Nitro Electric operates primarily in the mid-Atlantic region of the United States.  Contractors Rental Corporation (Contractors Rental), a wholly owned subsidiary of C.J. Hughes, provides union building trade employees for projects managed by C.J. Hughes.  All of the C.J. Hughes, Nitro Electric, and Contractors Rental production personnel are union members of various related construction trade unions and are subject to collective bargaining agreements that expire at varying time intervals.

The Company’s stock trades under the symbol “ESOA” on the Over-the-Counter market.

Interim Financial Statements

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the years ended September 30, 2014 and 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC on December 18, 2014.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the interim financial reporting rules and regulations of the SEC.  The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations.  The operating results for the three and six month periods ended March 31, 2015, are not necessarily indicative of the results to be expected for the full year or any other interim period.

Principles of Consolidation

The consolidated financial statements of Energy Services include the accounts of Energy Services and its wholly owned subsidiary, C.J. Hughes and its subsidiaries, Nitro Electric and Contractors Rental.  S.T. has been shown as discontinued operations for the three and six months ended March 31, 2015 and 2014.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Unless the context requires otherwise, references to Energy Services include Energy Services and C.J. Hughes.

Reclassifications

Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year.

2. UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts as of March 31, 2015 and September 30, 2014 are summarized as follows:

	March 31, 2015	September 30, 2014

Costs incurred on uncompleted contracts	$119,461,429	$114,771,991

Estimated earnings, net of estimated losses	10,485,158	10,765,989
	129,946,587	125,537,980

Less billing to date	124,521,636	116,934,584

	$5,424,951	$8,603,396

Costs and estimated earnings in excess of billings on uncompleted contracts	$5,866,318	$9,326,557

Less billings in excess of costs and estimated earnings on uncompleted contracts	441,367	723,161

	$5,424,951	$8,603,396

Backlog at March 31, 2015 and September 30, 2014 was $55.0 million and $51.8 million, respectively.

3.  CLAIMS

The Company does not have any claims recorded as of March 31, 2015.   Claims receivable is a component of cost and estimated earnings in excess of billing.

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

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed-rate debt to unrelated parties was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates for bank loans with similar terms and maturities.  The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $11.6 million at March 31, 2015 was $11.5 million.

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

The operating results for S.T. for the three and six months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2015	2014	2015	2014

Revenue	-	(3,000)	-	(3,000)

Cost of revenues	-	(3,393)	-	(106,734)

Gross profit	-	393	-	103,734
Selling and administrative expenses	-	793	-	83,301
Income (loss) from discontinued operations	-	(400)	-	20,433
Other income (expense)
Other nonoperating income (expense)	-	400	-	400
Loss on sale of equipment	-	-	-	(20,833)
	-	400	-	(20,433)
Income before income taxes	-	-	-	-
Income tax expense (benefit)	27,848	19,321	(8,994)	(1,121)
Net income (loss) from discontinued operations	$(27,848)	$(19,321)	$8,994	$1,121

The following table shows the components of assets and liabilities that are classified as discontinued operations in the Company’s consolidated balance sheets at March 31, 2015 and at September 30, 2014.

	March 31,	September 30,
	2015	2014

Cash	$13,855	$18,114
Deferred tax asset	1,729,138	1,216,436
Assets o f discontinued operations-current	1,742,993	1,234,550
Property, plant, and equipment, net	-	-
Total assets of discontinued operations	1,742,993	1,234,550

Accounts payable	256,659	403,959
Accrued expenses and other current liabilities	(80,377)	(16,732)
Liabilities of discontinued operations-current	176,282	387,227
Liabilities of discontinued operations-long term	-	13,170
Total liabilities of discontinued operations	176,282	400,397

Net assets	$1,566,711	$834,153

6.  EARNINGS (LOSS) PER SHARE

The amounts used to compute the earnings (loss) per share for the three and six months ended March 31, 2015 and 2014 are summarized below.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2015	2014	2015	2014

Income (loss) from continuting operations	$(167,395)	$5,902	$(339,428)	$453,381

Dividends on preferred stock	77,250	77,250	154,500	231,750

Income (loss) available to common shareholders-continuing operations	$(244,645)	$(71,348)	$(493,928)	$221,631

Weighted average shares outstanding	14,239,836	14,513,169	14,239,836	14,520,276

Weighted average shares outstanding-diluted	14,239,836	14,513,169	14,239,836	17,911,118

Earnings (loss) per share from continuing operations available to common share holders	$(0.017)	$(0.005)	$(0.035)	$0.015
Earnings (loss) per share from continuing operations available to common share holders-diluted	$(0.017)	$(0.005)	$(0.035)	$0.012

Income (loss) from discontinued operations	$(27,848)	$(19,321)	$8,994	$1,121

Weighted average shares outstanding	14,239,836	14,513,169	14,239,836	14,520,276

Weighted average shares outstanding-diluted	14,239,836	14,513,169	14,239,836	17,911,118

Earnings (loss) per share from discontinued operations	$(0.002)	$(0.001)	$0.001	$0.000

Earnings (loss) per share from discontinued operations-diluted	$(0.002)	$(0.001)	$0.001	$0.000

Net income (loss) available to common shareholders	$(195,243)	$(13,419)	$(330,434)	$454,502

Dividends on preferred stock	77,250	77,250	154,500	231,750

Net income (loss) available to common shareholders	$(272,493)	$(90,669)	$(484,934)	$222,752

Earnings (loss) per share available to common shareholders	$(0.019)	$(0.006)	$(0.034)	$0.015

Earnings (loss) per share available to common shareholders-diluted	$(0.019)	$(0.006)	$(0.034)	$0.012

 ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of the financial condition and results of operations of Energy Services in conjunction with the “Financial Statements” appearing in this report as well as the historical financial statements and related notes contained elsewhere herein.  Among other things, those historical consolidated financial statements include more detailed information regarding the basis of presentation for the following information.  The term “Energy Services” refers to the Company, C.J. Hughes and its wholly-owned subsidiaries on a consolidated basis.

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

On January 31, 2014, the Company entered into a financing arrangement (“Term Note”) with United Bank, Inc. and Summit Community Bank.  The financing arrangement is a five year term loan in the amount of $8.8 million.  In addition, the Company entered into a separate five year term loan agreement with First Guaranty Bank for $1.6 million.  Taken together, the $10.4 million in new financings supersede the prior financing arrangements the Company had with United Bank, Inc. and the other lenders.  As a result of entering into the new financings, United Bank, Inc. and the other lenders of the Company agreed to terminate the pre-existing Forbearance Agreement with the Company.  This was reported in the Company’s February 4, 2014 Current Report on Form 8-K.

On February 27, 2015, the Company entered into a financing agreement (“Line of Credit” or “LOC”) with United Bank, Inc. to provide the Company with a $10.0 million revolving line of credit.  This financing agreement is in addition to the prior Term Note arrangement with United Bank and Summit Community Bank and was reported in the Company’s March 3, 2015 Current Report on Form 8-K.  The Company had not borrowed against the Line of Credit as of March 31, 2015.  The agreement replaced the $5.0 million revolving line of credit entered into with United Bank, Inc. on May 30, 2014.

Second Quarter Overview

           The following is an overview of results from operations for the three and six months ended March 31, 2015 and 2014.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2015	2014	2015	2014

Continuing Operations

Revenue	$20,871,013	$14,044,424	$44,016,608	$39,094,834
Cost of revenues	19,571,371	12,579,984	40,666,603	35,454,063
Gross profit	1,299,642	1,464,440	3,350,005	3,640,771
Selling & administrative expenses	1,708,396	1,619,463	3,546,598	3,388,386
Income (loss) from operations	(408,754)	(155,023)	(196,593)	252,385
Other expense	(57,395)	(84,693)	(240,927)	(427,521)
Income (loss) before income tax	(466,149)	(239,716)	(437,520)	(175,136)
Income tax benefit	(298,754)	(245,618)	(98,092)	(628,517)
Net income (loss) from continuing operations	(167,395)	5,902	(339,428)	453,381
Dividends on preferred stock	77,250	77,250	154,500	231,750
Net income (loss) from continuing operations available to common shareholders	$(244,645)	$(71,348)	$(493,928)	$221,631

Discontinued Operations

Revenue	$-	$(3,000)	$-	$(3,000)
Cost of revenues	-	(3,393)	-	(106,734)
Gross profit	-	393	-	103,734
Selling & administrative expenses	-	793	-	83,301
Income (loss) from operations	-	(400)	-	20,433
Other income (expense)	-	400	-	(20,433)
Income before income tax	-	-	-	-
Income tax expense (benefit)	27,848	19,321	(8,994)	(1,121)
Net income (loss) from discontinued operations	$(27,848)	$(19,321)	$8,994	$1,121

Three and Six Months Ended March 31, 2015 and 2014 Comparison

            Revenues.  Total revenues from continuing operations increased by $6.8 million or 48.6% to $20.9 million for the three months ended March 31, 2015 from $14.0 million for the same period in 2014. Total revenues from continuing operations increased by $4.9 million or 12.6% to $44.0 million for the six months ended March 31, 2015 from $39.1 million for the same period in 2014.  The increase was primarily attributable to more natural gas transmission projects in progress during the quarter ended March 31, 2015.  The Company had no revenue from discontinued operations for the three and six months ended March 31, 2015 and a $3,000 negative revenue adjustment for the three and six months ended March 31, 2014.

           Cost of Revenues.  Total costs of revenues from continuing operations increased by $7.0 million or 55.6% to $19.6 million for the three months ended March 31, 2015 from $12.6 million for the same period in 2014.  Total costs of revenues from continuing operations increased by $5.2 million or 14.7% to $40.7 million for the six months ended March 31, 201, from $35.5 million for the same period in 2014. The increase was primarily attributable to more natural gas transmission projects in progress during the quarter ended March 31, 2015.  There were no cost of revenues from discontinued operations for the three and six months ended March 31, 2015.  Cost of revenues from discontinued operations for the three and six months ended March 31, 2014, which totaled ($3,400) and ($103,000) respectively, were accrued as direct costs as of September 30, 2013 but charged as selling and administrative expense for the three and six months ended March 31, 2014.

Gross Profit.  Total gross profit from continuing operations decreased by $165,000 or 11.3% to $1.3 million for the three months ended March 31, 2015, compared to $1.5 million for the same period in 2014.  Total gross profit from continuing operations decreased by $291,000 or 8.0% to $3.4 million for the six months ended March 31, 2015, compared to $3.6 million for the same period in 2014.  This decrease was due to reduced profit margins caused by inclement weather for ongoing transmission projects during the quarter ended March 31, 2015, and the recognition of higher than expected profits for several transmission projects that finished during the quarter ended March 31, 2014.  There were no gross profits from discontinued operations for the three and six months ended March 31, 2015.  Gross profits from discontinued operations for the three and six months ended March 31, 2014 were due to the reclassification of costs described above.

Selling and administrative expenses.  Total selling and administrative expenses from continuing operations increased by $89,000 or 5.5% to $1.7 million for the three months ended March 31, 2015, compared to $1.6 million for the same period ended in 2014.  Total selling and administrative expenses from continuing operations increased by $158,000 or 4.7% to $3.5 million for the six months ended March 31, 2015 compared to $3.4 million for the same period ended in 2014.  These increases were due to additional sales and estimating efforts in order to secure additional customers and projects.  There were no selling and administrative expenses for discontinued operations for the three and six months ended March 31, 2015.  The $1,000 and $83,000 in selling and administrative expenses for discontinued operations for the three and six months ended March 31, 2014, respectively, were in part due to a reclassification of costs related to non-project liabilities accrued as direct project costs as of September 30, 2013.  The Company believes that any ongoing costs associated with closing discontinued operations will be immaterial.

Interest Expense.  Interest expense increased by $49,000 or 46.3% to $156,000 for the three months ended March 31, 2015 from $107,000 for the same period ended in 2014.  This was due to a reclassification entry that occurred in March 2014 to correct dividend distributions that were incorrectly recorded as interest expense in the first quarter of 2014. Interest expense decreased by $119,000 or 25.7% to $342,000 for the six months ended March 31, 2015, from $461,000 for the same period ended in 2014. The decrease was primarily due to the decrease of debt owed to our lenders.

Net Income (Loss). Net loss from continuing operations available to common shareholders was $245,000 for the three months ended March 31, 2015, compared to net loss available to common shareholders of $71,000 for the same period in 2014.  Net loss from continuing operations available to common shareholders was $494,000 for the six months ended March 31, 2015 compared to net income available to common shareholders of $222,000 for the same period in 2014.   Income tax benefit for the three months ended March 31, 2015 was $298,000 compared to $246,000 for the same period ended in 2014.  Income tax benefit for the six months ended March 31, 2015 was $98,000 compared to income tax benefit of $629,000 for the same period ended in 2014.  The higher tax benefit percentages for the three and six months ended March 31, 2014 compared to the same periods ended in 2015 were due mainly to the reversal of a valuation adjustment related to federal net operating loss carry-forwards in fiscal year 2014.  The net loss from discontinued operations for the three months ended March 31, 2015, was $28,000 compared to a net loss of $19,000 for the same period in 2014.  The net income from discontinued operations for the six months ended March 31, 2015, was $9,000 compared to a net income of $1,000 for the same period in 2014.

Comparison of Financial Condition

The Company had total assets of $37.8 million at March 31, 2015, a decrease of $4.5 million from the prior fiscal year end balance of $42.3 million.  Some primary components of the balance sheet were accounts receivable which totaled $9.7 million at March 31, 2015, a decrease of $4.8 million from the prior year end balance of $14.5 million, retainages receivable of $1.5 million, an increase of $180,000 from the prior year end balance of $1.3 million, and estimated earnings in excess of billings of $5.9 million, a decrease of $3.5 million from the prior year end balance of $9.3 million.  Other major categories of assets at March 31, 2015 included cash and cash equivalents of $4.8 million, an increase of $2.2 million from the prior year end balance of $2.7 million, as well as net fixed assets of $8.6 million, an increase of $713,000 from prior year end balance of $7.9 million.

The Company had total liabilities of $19.8 million at March 31, 2015, a decrease of $4.0 million from the prior year end balance of $23.8 million.  Current maturities of long-term debt totaled $2.4 million, a decrease of $117,000 from the prior year end balance of $2.5 million.  Lines of credit and short term borrowings totaled $1.3 million, an increase of $531,000 from the prior year end balance of $760,000. In total, short-term debt at March 31, 2015 was $3.7 million, an increase of $414,000 from the prior year end balance of $3.3 million.  Long term debt totaled $7.9 million at March 31, 2015, a decrease of $68,000 from the prior year end balance of $7.9 million.  Accounts payable and accrued expenses totaled $5.7 million, a decrease of $3.2 million from the prior year end balance of $8.9 million.  Stockholders’ equity was $18.0 million at March 31, 2015, a decrease of $484,000 from the prior year end balance of $18.5 million.  This decrease was due to the net loss of $330,000 for the six months ended March 31, 2015 and $154,000 for dividends paid on preferred stock during the same time period.

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

1.	Minimum tangible net worth (“TNW”) of $10.0 million to be measured quarterly
2.	Minimum traditional debt service coverage of 1.50x to be measured quarterly on a rolling twelve month basis
3.	Minimum current ratio of 1.30x to be measured quarterly
4.	Maximum debt to TNW ratio to be measured semi-annually on the following basis:

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

The Company is in compliance with all loan covenants as of March 31, 2015.

Line of Credit

On February 27, 2015, the Company entered into a financing agreement (“Line of Credit” or “LOC”) with United Bank, Inc. to provide the Company with a $10.0 million revolving line of credit.  This financing agreement is in addition to the prior Term Note arrangement with United Bank and Summit Community Bank.  This was reported in the Company’s March 3, 2015 Current Report on Form 8-K.

The LOC is subject to the terms of the January 31, 2014 Term Note agreement discussed above. Interest on the LOC, which expires on February 27, 2016, is 6.0%.  Cash available under the line is calculated based on a percentage of the Company’s accounts receivable with certain exclusions.  Major items excluded from the calculation are certain percentages of receivables from bonded jobs and retainage as well as items greater than one hundred twenty (120) days old.  At March 31, 2015, the Company did not have any outstanding borrowings on the LOC.

Off-Balance Sheet Arrangements

Due to the nature of our industry, we often enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets.  Though for the most part not material in nature, some of these are:

Leases

Our work often requires us to lease various facilities, equipment and vehicles.  These leases usually are short term in nature, with a duration of one year or less, though at times we may enter into longer term leases when warranted.  By leasing equipment, vehicles and facilities, we are able to reduce our capital outlay requirements for equipment vehicles and facilities that we may only need for short periods of time.  The Company rents shop space from an independent lessor for $12,450 monthly and the lease expires in December 2018.

Letters of Credit

Certain of our customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors and vendors on various customer projects.  At March 31, 2015, the Company had a letter of credit outstanding in the amount of $953,340 to cover a deposit required by its captive insurance program.  The Company also had a $1.3 million letter of credit from a local bank outstanding at September 30, 2014, to cover a project that required a bond prior to the Company securing a bonding line with its current surety company.  This project was completed and the letter of credit released in October 2014.

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

Depending upon the size and conditions of a particular contract, the Company may be required to post letters of credit or other collateral in favor of the insurer.  Posting of these letters or other collateral will reduce our borrowing capabilities.  The Company does not anticipate any claims in the foreseeable future.  At March 31, 2015, the Company had $29.4 million in performance bonds outstanding.

Concentration of Credit Risk

In the ordinary course of business the Company grants credit under normal payment terms, generally without collateral, to our customers, which include natural gas and oil companies, general contractors, and various commercial and industrial customers located within the United States.  Consequently, the Company is subject to potential credit risk related to business and economic factors that would affect these companies.  However, the Company generally has certain statutory lien rights with respect to services provided.  Under certain circumstances such as foreclosure, the Company may take title to the underlying assets in lieu of cash in settlement of receivables.  The Company had three customers that exceeded 10% of revenues or receivables for the six months ended March 31, 2015.  The three customers represented 45.4% of revenues and 38.6% of accounts receivable at March 31, 2015.  These customers include: Marathon Petroleum, Rice Energy, and Dow Chemical.

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

We have an outstanding loan with a principal balance of $1.3 million as of March 31, 2015, from First Guaranty Bank, Hammond, Louisiana. Mr. Marshall Reynolds is the Chairman of the Board of Directors of First Guaranty Bank and owns greater than 10% of the common stock of First Guaranty Bank’s holding company, First Guaranty Bancshares, Inc. In addition, Messrs. Douglas Reynolds and Jack Reynolds, the sons of Marshall Reynolds, are also significant stockholders of First Guaranty Bancshares, Inc. The largest aggregate amount of principal outstanding of the loan since the beginning of fiscal 2014 was $1,644,690.  As of March 31, 2015, we have paid approximately $358,000 in principal and approximately $61,000 in interest since the beginning of fiscal 2014 on the loan. The interest rate on the loan is 3.55%.  Other than as disclosed above, there were no other transactions.

Inflation

Due to relatively low levels of inflation during the three months ended March 31, 2015 and 2014, inflation did not have a significant effect on our results.

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

Self Insurance.  The Company carries workers’ compensation, general liability and auto insurance through a captive insurance company.  While the Company believes that this arrangement has been beneficial in reducing and stabilizing insurance costs, the Company does have to maintain a restricted cash account to guarantee payments of premiums. That restricted account had a balance of $1.0 million as of March 31, 2015.  Should the Company experience severe losses over an extended period, it could have a detrimental effect on the Company, notwithstanding the captive insurance company.

Accounts Receivable and Provision for Doubtful Accounts .  The Company provides an allowance for doubtful accounts when collection of an account is considered doubtful.  Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates relating to factors such as a customer’s access to capital, the customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer.  While most of our customers are large well capitalized companies, should they experience material changes in their revenues and cash flows or incur other difficulties and become unable to pay the amounts owed, this could cause reduced cash flows and losses in excess of our current reserves.  At March 31, 2015, management concluded that the allowance for doubtful accounts was adequate.

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

The Company prepares weekly cash forecasts for our own benefit and for submission to our lenders.  We anticipate that our current cash and the cash to be generated from collection of our receivable along with the existing line of credit will be adequate to meet our cash needs for Company’s fiscal year.  The Company may borrow against the line of credit provided it meets certain borrowing base requirements, with $10.0 million being the maximum allowed.  If the Company has borrowed more than the borrowing base allows, the Company must repay the excess borrowings to United Bank, Inc.

Prior to the general economic crisis in 2009, our customers were experiencing high demand for their products, particularly natural gas.  Currently, the Company is experiencing increased demand for its services and accordingly, the Company would expect to see projected spending for our customers on their transmission and distribution systems increasing dramatically over the next few years.  However, with potential uncertainty in the economy, for example a long term reduction in the price of oil, the demand for our customer’s projects could wane and also their ability to fund planned projects could be reduced.  The Company’s backlog at March 31, 2015 was $55.0 million and while adding additional business projects appears likely, no assurances can be given that the Company will be successful in bidding on projects that become available.  Moreover, even if the Company obtains contracts, there can be no guarantee that the projects will go forward.

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

There has been no change in Energy Services of America Corporation’s internal control over financial reporting during Energy Services of America Corporation’s second quarter of fiscal year 2015 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

Please see the information disclosed in the “Risk Factors” section of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on December 18, 2014.  There have been no material changes to the risk factors since the filing of the Annual Report on Form 10-K.

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

ENERGY SERVICES OF AMERICA CORPORATION

Date:	May 11, 2015	By:	/s/ Douglas V. Reynolds
Douglas V. Reynolds
Chief Executive Officer

Date:	May 11, 2015	By:	/s/ Charles P. Crimmel
Charles P. Crimmel
Chief Financial Officer

