Form 10-Q
period 2015-06-30
Energy Services of America CORP
filed 2015-08-12
CIK 1357971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015

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

As of August 1, 2015, there were issued and outstanding 14,239,836 shares of the Registrant’s Common Stock.

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
Assets	2015	2014
	(Unaudited)
Current assets
Cash and cash equivalents	$1,816,083	$2,654,154
Accounts receivable-trade	20,014,726	14,544,399
Allowance for doubtful accounts	(147,922)	(158,487)
Retainages receivable	2,180,852	1,278,418
Other receivables	270,268	347,421
Costs and estimated earnings in excess of billings on uncompleted contracts	5,341,998	9,326,557
Deferred tax asset	2,320,886	3,329,920
Prepaid expenses and other	2,963,265	1,823,132
Assets of discontinued operations	1,790,460	1,234,550
Total current assets	36,550,616	34,380,064

Property, plant and equipment, at cost	33,123,943	30,287,192
less accumulated depreciation	(24,495,078)	(22,381,955)
Assets of discontinued operations, net	-	-
Total fixed assets	8,628,865	7,905,237

Long-term notes receivable	137,281	-

Total assets	$45,316,762	$42,285,301

Liabilities and shareholders’ equity
Current liabilities
Current maturities of long-term debt	$2,383,521	$2,538,461
Lines of credit and short term borrowings	4,160,727	760,132
Accounts payable	4,068,345	5,443,948
Accrued expenses and other current liabilities	3,942,411	3,485,042
Billings in excess of costs and estimated earnings on uncompleted contracts	2,277,850	723,161
Income tax payable	-	62,505
Liabilities of discontinued operations	227,367	387,227
Total current liabilities	17,060,221	13,400,476

Long-term debt, less current maturities	7,326,629	7,936,533
Deferred income taxes payable	2,253,176	2,480,016
Liabilities of discontinued operations	-	13,170
Total liabilities	26,640,026	23,830,195

Shareholders’ equity

Preferred stock, $.0001 par value
Authorized 1,000,000 shares, 206 issued at June 30, 2015 and September 30, 2014	-	-
Common stock, $.0001 par value
Authorized 50,000,000 shares
14,839,836 issued and 14,239,836 outstanding at June 30, 2015
and September 30, 2014	1,484	1,484

Treasury stock, 600,000 shares at June 30, 2015 and September 30, 2014	(60)	(60)

Additional paid in capital	61,289,260	61,289,260
Retained earnings (deficit)	(42,613,948)	(42,835,578)

Total shareholders’ equity	18,676,736	18,455,106

Total liabilities and shareholders’ equity	$45,316,762	$42,285,301

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Revenue	$35,120,857	$21,486,057	$79,137,465	$60,580,891

Cost of revenues	32,192,692	19,762,712	72,859,295	55,216,775

Gross profit	2,928,165	1,723,345	6,278,170	5,364,116

Selling and administrative expenses	1,514,546	1,531,682	5,061,144	4,920,068
Income from operations	1,413,619	191,663	1,217,026	444,048

Other income (expense)
Interest income	1,278	1,414	1,278	1,191
Other nonoperating income	11,395	(5,386)	17,208	6,720
Interest expense	(200,205)	(187,223)	(542,338)	(647,867)
Gain on sale of equipment	56,903	(2,911)	152,296	18,329
	(130,629)	(194,106)	(371,556)	(621,627)
Income (loss) from continuing operations before income taxes	1,282,990	(2,443)	845,470	(177,579)
Income tax expense (benefit)	503,352	(546,330)	405,260	(1,174,847)
Income from continuing operations	779,638	543,887	440,210	997,268

Dividends on preferred stock	77,250	77,250	231,750	309,000

Income from continuing operations
available to common shareholders	702,388	466,637	208,460	688,268

Income (loss) from discontinued operations
net of tax expense	4,176	(27,849)	13,170	(26,728)

Net income available to common shareholders	$706,564	$438,788	$221,630	$661,540

Weighted average shares outstanding-basic	14,239,836	14,239,836	14,239,836	14,426,796

Weighted average shares-diluted	17,673,169	17,673,169	17,673,169	17,831,802

Earnings per share from continuing operations
available to common shareholders	$0.049	$0.033	$0.015	$0.048

Earnings per share from continuing operations-diluted
available to common shareholders	$0.040	$0.026	$0.012	$0.039

Earnings per share
available to common shareholders	$0.050	$0.031	$0.016	$0.046

Earnings per share-diluted
available to common shareholders	$0.040	$0.025	$0.013	$0.037

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
Cash flows from operating activities:	2015	2014

Net income available to common shareholders	$221,630	$661,540

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation expense	2,582,252	2,538,052
(Gain) loss on sale/disposal of equipment	(152,296)	2,504
Provision for deferred taxes	210,499	(1,073,935)
(Increase) decrease in contracts receivable	(5,480,892)	4,763,339
(Increase) decrease in retainage receivable	(902,434)	2,228,306
(Increase) decrease in other receivables	77,153	(148,627)
Decrease in cost and estimated earnings in excess of billings on uncompleted contracts	3,984,559	3,929,851
Increase in prepaid expenses	(1,140,133)	(420,872)
Increase in notes receivable	(137,281)	-
Decrease in accounts payable	(1,573,260)	(5,081,207)
Increase (decrease) in accrued expenses	432,661	(1,235,034)
Increase (decrease) in billings in excess of cost and estimated earnings on uncompleted contracts	1,554,689	(2,573,990)
Decrease in income taxes payable	-	(414,231)
Net cash provided by (used in) operating activities	(322,853)	3,175,696

Cash flows from investing activities:
Investment in property & equipment	(1,953,049)	(1,040,632)
Proceeds from sales of property and equipment	188,106	171,940
Net cash used in investing activities	(1,764,943)	(868,692)

Cash flows from financing activities:
Proceeds from private placement of preferred stock	-	249,998
Par value of stock issued to preferred shareholders	-	3
Treasury stock purchased by company	-	(30)
Borrowings on lines of credit and short term debt, net of (repayments)	3,400,595	(9,562,608)
Proceeds from long term debt	-	10,457,965
Principal payments on long term debt	(2,153,485)	(5,800,813)
Net cash provided by (used in) financing activities	1,247,110	(4,655,485)

Increase (decrease) in cash and cash equivalents	(840,686)	(2,348,481)
Cash beginning of period	2,672,268	6,339,882
Cash end of period	$1,831,582	$3,991,401

Supplemental schedule of noncash investing and financing activities:
Purchases of property & equipment under financing agreements	$1,388,641	$142,630
Insurance premiums financed	$2,349,760	$2,268,510

Supplemental disclosures of cash flows information:

Cash paid during the year for:
Interest	$542,338	$724,934
Income taxes	$181,798	$308,013
Insurance premiums	$1,699,165	$1,919,783
Dividends paid on preferred stock	$309,000	$309,000

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the nine months ended June 30, 2015 and 2014

						Total
	Common Stock		Additional Paid	Retained	Treasury	Shareholders’
	Shares	Amount	in Capital	Earnings (deficit)	Stock	Equity

Balance at September 30, 2013	14,514,836	$1,481	$61,039,262	$(46,097,525)	$(30)	$14,943,188

Private placement of preferred stock	-	-	249,998	-	-	249,998

Common stock issued from private placement	25,000	3	-	-	-	3

Treasury stock purchased by company	(300,000)	-	-	-	(30)	(30)

Net Income available to common shareholders	-	-	-	661,540	-	661,540

Balance at June 30, 2014	14,239,836	$1,484	$61,289,260	$(45,435,985)	$(60)	$15,854,699

Balance at September 30, 2014	14,239,836	$1,484	$61,289,260	$(42,835,578)	$(60)	$18,455,106

Net income available to common shareholders	-	-	-	221,630	-	221,630

Balance at June 30, 2015	14,239,836	$1,484	$61,289,260	$(42,613,948)	$(60)	$18,676,736

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

The Company’s stock trades under the symbol “ESOA” on OTC Markets.

Interim Financial Statements

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the years ended September 30, 2014 and 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC on December 18, 2014. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the interim financial reporting rules and regulations of the SEC. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and nine month periods ended June 30, 2015, are not necessarily indicative of the results to be expected for the full year or any other interim period.

Principles of Consolidation

The consolidated financial statements of Energy Services include the accounts of Energy Services and its wholly owned subsidiary, C.J. Hughes and its subsidiaries, Nitro Electric and Contractors Rental. S.T. has been shown as discontinued operations for the three and nine months ended June 30, 2015 and 2014. All significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, references to Energy Services include Energy Services and C.J. Hughes and C.J. Hughes’ subsidiaries.

Reclassifications

Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year.

2. UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts as of June 30, 2015 and September 30, 2014 are summarized as follows:

	June 30, 2015	September 30, 2014

Costs incurred on uncompleted contracts	$94,074,209	$114,771,991

Estimated earnings, net of estimated losses	12,336,805	10,765,989
	106,411,014	125,537,980

Less billing to date	103,346,866	116,934,584
	$3,064,148	$8,603,396

Costs and estimated earnings in excess of billings on uncompleted contracts	$5,341,998	$9,326,557

Less billings in excess of costs and estimated earnings on uncompleted contracts	2,277,850	723,161
	$3,064,148	$8,603,396

Backlog at June 30, 2015 and September 30, 2014 was $48.8 million and $51.8 million, respectively. Additionally, the Company expects to sign a $10.0 million contract in the fourth quarter of fiscal year 2015 for a project that will begin in fiscal year 2016.

3.     CLAIMS

The Company does not have any claims recorded as of June 30, 2015. Claims receivable is a component of cost and estimated earnings in excess of billing.

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

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed-rate debt to unrelated parties was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates for bank loans with similar terms and maturities. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $13.9 million at June 30, 2015 was $13.8 million.

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

The operating results for S.T. for the three and nine months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Nine Months Ended June 30, 2015	Nine Months Ended June 30, 2014

Revenue	$-	$-	$-	$(3,000)

Cost of revenues	-	-	-	(106,734)

Gross profit	-	-	-	103,734

Selling and administrative expenses	-	-	-	83,301
Income (loss) from discontinued operations	-	-	-	20,433

Other income (expense)
Other nonoperating income (expense)	-	-	-	400
Loss on sale of equipment	-	-	-	(20,833)
	-	-	-	(20,433)
Income before income taxes	-	-	-	-
Income tax expense (benefit)	(4,176)	27,849	(13,170)	26,728
Net income (loss) from discontinued operations	$4,176	$(27,849)	$13,170	$(26,728)

The following table shows the components of assets and liabilities that are classified as discontinued operations in the Company’s consolidated balance sheets at June 30, 2015 and at September 30, 2014.

	June 30,	September 30,
	2015	2014

Cash	$15,499	$18,114
Deferred tax asset	1,774,961	1,216,436
Assets of discontinued operations-current	1,790,460	1,234,550
Property, plant, and equipment, net	-	-
Total assets of discontinued operations	1,790,460	1,234,550

Accounts payable	206,302	403,959
Accrued expenses and other current liabilities	21,065	(16,732)
Liabilities of discontinued operations-current	227,367	387,227
Liabilities of discontinued operations-long term	-	13,170
Total liabilities of discontinued operations	227,367	400,397

Net assets	$1,563,093	$834,153

6.     EARNINGS (LOSS) PER SHARE

The amounts used to compute the earnings (loss) per share for the three and nine months ended June 30, 2015 and 2014 are summarized below.

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Nine Months Ended June 30, 2015	Nine Months Ended June 30, 2014

Income from continuting operations	$779,638	$543,887	$440,210	$997,268

Dividends on preferred stock	77,250	77,250	231,750	309,000

Income available to common shareholders-continuing operations	$702,388	$466,637	$208,460	$688,268

Weighted average shares outstanding	14,239,836	14,239,836	14,239,836	14,426,796

Weighted average shares outstanding-diluted	17,673,169	17,673,169	17,673,169	17,831,802

Earnings per share from continuing operations available to common share holders	$0.049	$0.033	$0.015	$0.048

Earnings per share from continuing operations available to common share holders-diluted	$0.040	$0.026	$0.012	$0.039

Income (loss) from discontinued operations	$4,176	$(27,849)	$13,170	$(26,728)

Weighted average shares outstanding	14,239,836	14,239,836	14,239,836	14,426,796

Weighted average shares outstanding-diluted	17,673,169	17,673,169	17,673,169	17,831,802

Earnings (loss) per share from discontinued operations	$0.000	$(0.002)	$0.001	$(0.002)

Earnings (loss) per share from discontinued operations-diluted	$0.000	$(0.002)	$0.001	$(0.001)

Net income available to common shareholders	$783,814	$516,038	$453,380	$970,540

Dividends on preferred stock	77,250	77,250	231,750	309,000

Net income available to common shareholders	$706,564	$438,788	$221,630	$661,540

Earnings per share available to common shareholders	$0.050	$0.031	$0.016	$0.046

Earnings per share available to common shareholders-diluted	$0.040	$0.025	$0.013	$0.037

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of the financial condition and results of operations of Energy Services in conjunction with the “Financial Statements” appearing in this report as well as the historical financial statements and related notes contained elsewhere herein. Among other things, those historical consolidated financial statements include more detailed information regarding the basis of presentation for the following information. The term “Energy Services” refers to the Company, C.J. Hughes and C.J. Hughes’ wholly owned subsidiaries on a consolidated basis.

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

Company Overview

Energy Services is engaged in providing contracting services for energy related companies. Currently Energy Services primarily services the gas, petroleum, power, chemical, and automotive industries though it does some other incidental work such as water and sewer projects. For the gas industry, the Company is primarily engaged in the construction, replacement and repair of natural gas pipelines and storage facilities for utility companies and private natural gas companies. Energy Services is involved in the construction of both interstate and intrastate pipelines, with an emphasis on the latter. For the oil industry, the Company provides a variety of services relating to pipeline, storage facilities and plant work. For the power, chemical, and automotive industries, the Company provides a full range of electrical and mechanical installations and repairs including substation and switchyard services, site preparation, equipment setting, pipe fabrication and installation, packaged buildings, transformers and other ancillary work with regards thereto. Energy Services’ other services include liquid pipeline construction, pump station construction, production facility construction, water and sewer pipeline installations, various maintenance and repair services and other services related to pipeline construction. The majority of the Company’s customers are located in West Virginia, Virginia, Ohio, Pennsylvania, and Kentucky. The Company builds, but does not own, natural gas pipelines for its customers, which are part of both interstate and intrastate pipeline systems that move natural gas from producing regions to consumption regions. The Company also builds and replaces gas line services for individual customers of the various utility companies.

Energy Services’ customers include many of the leading companies in the industries it serves, including:

Columbia Gas Transmission

Columbia Gas Distribution

Marathon Petroleum

American Electric Power

Toyota Motor Manufacturing

Bayer Chemical

Dow Chemical

Kentucky American Water

Various state, county and municipal public service districts.

The Company enters into various types of contracts, including competitive unit price, cost-plus (or time and materials basis) and fixed price (lump sum) contracts. The terms of the contracts will vary from job to job and customer to customer, though most contracts are on the basis of either unit pricing in which the Company agrees to do the work for a price per unit of work performed or for a fixed amount for the entire project. Most of the Company’s projects are completed within one year of the start of the work. On occasion, the Company’s customers will require the posting of performance and/or payment bonds upon execution of the contract, depending upon the nature of the work performed. The Company generally recognizes revenue on unit price and cost-plus contracts when units are completed or services are performed. Fixed price contracts usually result in recording revenues as work on the contract progresses on a percentage-of-completion basis. Under this accounting method, revenue is recognized based on the percentage of total costs incurred to date in proportion to total estimated costs at completion. Many contracts also include retention provisions under which a percentage of the contract price is withheld until the project is complete and has been accepted by the customer.

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

On February 27, 2015, the Company entered into a financing agreement (“Line of Credit” or “LOC”) with United Bank, Inc. to provide the Company with a $10.0 million revolving line of credit. This financing agreement is in addition to the prior Term Note arrangement with United Bank and Summit Community Bank and was reported in the Company’s March 3, 2015 Current Report on Form 8-K. The Company had borrowed $3,500,000 against the Line of Credit as of June 30, 2015. The agreement replaced the $5.0 million revolving line of credit entered into with United Bank, Inc. on May 30, 2014.

Third Quarter Overview

The following is an overview of results from operations for the three and nine months ended June 30, 2015 and 2014.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Revenue	$35,120,857	$21,486,057	$79,137,465	$60,580,891

Cost of revenues	32,192,692	19,762,712	72,859,295	55,216,775

Gross profit	2,928,165	1,723,345	6,278,170	5,364,116

Selling and administrative expenses	1,514,546	1,531,682	5,061,144	4,920,068
Income from operations	1,413,619	191,663	1,217,026	444,048

Other income (expense)
Interest income	1,278	1,414	1,278	1,191
Other nonoperating income (expense)	11,395	(5,386)	17,208	6,720
Interest expense	(200,205)	(187,223)	(542,338)	(647,867)
Gain (loss) on sale of equipment	56,903	(2,911)	152,296	18,329
	(130,629)	(194,106)	(371,556)	(621,627)

Income (loss) from continuing operations before income taxes	1,282,990	(2,443)	845,470	(177,579)

Income tax expense (benefit)	503,352	(546,330)	405,260	(1,174,847)

Income from continuing operations	779,638	543,887	440,210	997,268

Dividends on preferred stock	77,250	77,250	231,750	309,000

Income from continuing operations available to common shareholders	$702,388	$466,637	$208,460	$688,268

Results of Operations for the Three and Nine Months Ended June 30, 2015 and 2014

Revenues. Total revenues from continuing operations increased by $13.6 million or 63.5% to $35.1 million for the three months ended June 30, 2015 from $21.5 million for the same period in 2014.Total revenues from continuing operations increased by $18.5 million or 30.6% to $79.1 million for the nine months ended June 30, 2015 from $60.6 million for the same period in 2014. The increase was primarily attributable to more natural gas transmission and petroleum projects either completed or in progress during fiscal year 2015. The Company had no revenue from discontinued operations for the three and nine months ended June 30, 2015 and a $3,000 negative revenue adjustment for the nine months ended June 30, 2014.

Cost of Revenues. Total costs of revenues from continuing operations increased by $12.4 million or 62.9% to $32.2 million for the three months ended June 30, 2015 from $19.8 million for the same period in 2014. Total costs of revenues from continuing operations increased by $17.7 million or 32.0% to $72.9 million for the nine months ended June 30, 2015, from $55.2 million for the same period in 2014. The increase was primarily attributable to more natural gas transmission and petroleum projects either completed or in progress during fiscal year 2015. There were no cost of revenues from discontinued operations for the three and nine months ended June 30, 2015. There were no costs of revenues from discontinued operations for the three months ended June 30, 2014. Cost of revenues from discontinued operations for the nine months ended June 30, 2014, which totaled ($103,000), were accrued as direct costs as of September 30, 2013 but charged as selling and administrative expense for the nine months ended June 30, 2014.

Gross Profit. Total gross profit from continuing operations increased by $1.2 million or 69.9% to $2.9 million for the three months ended June 30, 2015, compared to $1.7 million for the same period in 2014. Total gross profit from continuing operations increased by $914,000 or 17.0% to $6.3 million for the nine months ended June 30, 2015, compared to $5.4 million for the same period in 2014. The increase was primarily attributable to more natural gas transmission and petroleum projects either completed or in progress during fiscal year 2015. There were no gross profits from discontinued operations for the three and nine months ended June 30, 2015. Gross profits from discontinued operations for the three and nine months ended June 30, 2014 were due to the reclassification of costs described above.

Selling and administrative expenses. Total selling and administrative expenses from continuing operations decreased by $17,000 or 1.1% to $1.5 million for the three months ended June 30, 2015, compared to $1.5 million for the same period in 2014. Total selling and administrative expenses from continuing operations increased by $141,000 or 2.9% to $5.1 million for the nine months ended June 30, 2015 compared to $4.9 million for the same period in 2014. This increase was due to additional sales and estimating efforts in order to secure additional customers and projects. There were no selling and administrative expenses for discontinued operations for the three and nine months ended June 30, 2015. The $83,000 in selling and administrative expenses for discontinued operations for the nine months ended June 30, 2014 were in part due to a reclassification of costs related to non-project liabilities accrued as direct project costs as of September 30, 2013. The Company believes that any ongoing costs associated with closing discontinued operations will be immaterial.

Interest Expense. Interest expense increased by $13,000 or 6.9% to $200,000 for the three months ended June 30, 2015 from $187,000 for the same period in 2014. This increase was due to increased borrowings from the line of credit for the three months ended June 30, 2015 compared to the same period in 2014. Interest expense decreased by $106,000 or 16.3% to $542,000 for the nine months ended June 30, 2015, from $648,000 for the same period in 2014. The decrease was primarily due to the decrease of debt owed to our lenders.

Net Income (Loss). Income from continuing operations available to common shareholders was $702,000 for the three months ended June 30, 2015, compared to $467,000 for the same period in 2014. Net income from continuing operations available to common shareholders was $208,000 for the nine months ended June 30, 2015 compared to $688,000 for the same period in 2014. Income tax expense for the three months ended June 30, 2015 was $503,000 compared to an income tax benefit of $546,000 for the same period ended June 30 2014. Income tax expense for the nine months ended June 30, 2015 was $405,000 compared to an income tax benefit of $1.2 million for the same period in 2014. The tax benefits for the three and nine months ended June 30, 2014 compared to the same periods in 2015 were due mainly to the reversal of a valuation adjustment related to federal net operating loss carry-forwards in fiscal year 2014.

Income from discontinued operations for the three months ended June 30, 2015 was $4,000 compared to a net loss of $28,000 for the same period in 2014. The net income from discontinued operations for the nine months ended June 30, 2015, was $13,000 compared to a net loss of $27,000 for the same period in 2014.

Comparison of Financial Condition at June 30, 2015 and September 30, 2014

The Company had total assets of $45.3 million at June 30, 2015, an increase of $3.0 million from the prior fiscal year end balance of $42.3 million. Some primary components of the balance sheet were accounts receivable, which totaled $20.0 million at June 30, 2015, an increase of $5.5 million from the prior year end balance of $14.5 million, retainages receivable of $2.2 million, an increase of $900,000 from the prior year end balance of $1.3 million, and estimated earnings in excess of billings on uncompleted contracts of $5.3 million, a decrease of $4.0 million from the prior year end balance of $9.3 million. Cash and cash equivalents totaled $1.8 million at June 30, 2015, a decrease of $840,000 from the prior year end balance of $2.7 million. The decrease in estimated earnings in excess of billings on uncompleted contracts and cash and cash equivalents can be mainly attributed to the increase in accounts receivable described above. The Company also had net fixed assets of $8.6 million, an increase of $724,000 from prior year end balance of $7.9 million.

The Company had total liabilities of $26.6 million at June 30, 2015, an increase of $2.8 million from the prior year end balance of $23.8 million. Current maturities of long-term debt totaled $2.4 million, a decrease of $155,000 from the prior year end balance of $2.5 million. Lines of credit and short term borrowings totaled $4.1 million, an increase of $3.4 million from the prior year end balance of $760,000. In total, short-term debt at June 30, 2015 was $6.5 million, an increase of $3.2 million from the prior year end balance of $3.3 million. This increase was primarily due to borrowings on the Company’s line of credit to fund ongoing projects. Long-term debt totaled $7.3 million at June 30, 2015, a decrease of $610,000 from the prior year end balance of $7.9 million. Accounts payable and accrued expenses totaled $8.0 million, a decrease of $918,000 from the prior year end balance of $8.9 million. Shareholders’ equity was $18.7 million at June 30, 2015, an increase of $222,000 from the prior year end balance of $18.5 million. This increase was due to the net income of $453,000 for the nine months ended June 30, 2015 and $232,000 for dividends paid on preferred stock during the same time period.

Liquidity and Capital Resources

Indebtedness

On January 31, 2014, the Company entered into a financing arrangement (the “Term Note”) with United Bank, Inc. (West Virginia) and Summit Community Bank (West Virginia). The financing arrangement is a five year term loan in the amount of $8.8 million and bears interest at an annual rate of 6.50%. In addition, the Company entered into a separate five year term loan agreement with First Guaranty Bank (Louisiana) for $1.6 million that bears interest at an annual rate of 3.55%. Taken together, the $10.4 million in new financings supersedes the prior financing arrangements the Company had with United Bank as well as the other lenders. As a result of entering into the new financings, United Bank and the other lenders of the Company agreed to terminate a pre-existing Forbearance Agreement with the Company. This was reported in the Company’s February 4, 2014 Current Report on Form 8-K.

Under the terms of the new financing agreement dated January 31, 2014, the Company must meet the following loan covenants:

1. Minimum tangible net worth (“TNW”) of $10.0 million to be measured quarterly.

2. Minimum traditional debt service coverage of 1.50x to be measured quarterly on a rolling twelve month basis.

3. Minimum current ratio of 1.30x to be measured quarterly.

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

The Company was in compliance with all loan covenants as of June 30, 2015.

Line of Credit

On February 27, 2015, the Company entered into a financing agreement (the “Line of Credit” or “LOC”) with United Bank, Inc. to provide the Company with a $10.0 million revolving line of credit. This financing agreement is in addition to the Term Note arrangement with United Bank and Summit Community Bank. This was reported in the Company’s March 3, 2015 Current Report on Form 8-K.

The LOC is subject to the terms of the January 31, 2014 Term Note agreement discussed above. Interest on the LOC, which expires on February 27, 2016, is 6.0%. Cash available under the line is calculated based on a percentage of the Company’s accounts receivable with certain exclusions. Major items excluded from the calculation are certain percentages of receivables from bonded jobs and retainage as well as items greater than 120 days old. At June 30, 2015, the Company had $3,500,000 of outstanding borrowings on the LOC.

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

Letters of Credit

Certain of our customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors and vendors on various customer projects. At June 30, 2015, the Company did not have any letters of credit outstanding.

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

Depending upon the size and conditions of a particular contract, the Company may be required to post letters of credit or other collateral in favor of the insurer. Posting of these letters or other collateral will reduce our borrowing capabilities. The Company does not anticipate any claims against outstanding performance bonds in the foreseeable future. At June 30, 2015, the Company had $25.3 million in performance bonds outstanding.

Concentration of Credit Risk

In the ordinary course of business the Company grants credit under normal payment terms, generally without collateral, to our customers, which include natural gas and oil companies, general contractors, and various commercial and industrial customers located within the United States. Consequently, the Company is subject to potential credit risk related to business and economic factors that would affect these companies. However, the Company generally has certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosure, the Company may take title to the underlying assets in lieu of cash in settlement of receivables. The Company had two customers that exceeded 10% of revenues or receivables for the nine months ended June 30, 2015. The two customers represented 35.7% of revenues and 51.0% of accounts receivable at June 30, 2015. These customers were Marathon Petroleum and Rice Energy.

Litigation

The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At June 30, 2015, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

We have an outstanding loan with a principal balance of $1.2 million as of June 30, 2015, from First Guaranty Bank, Hammond, Louisiana. Mr. Marshall Reynolds is the Chairman of the Board of Directors of First Guaranty Bank and owns greater than 10% of the common stock of First Guaranty Bank’s holding company, First Guaranty Bancshares, Inc. In addition, Messrs. Douglas Reynolds and Jack Reynolds, the sons of Marshall Reynolds, are also significant stockholders of First Guaranty Bancshares, Inc. The largest aggregate amount of principal outstanding of the loan since the beginning of fiscal 2014 was $1,644,690. As of June 30, 2015, we have paid approximately $437,000 in principal and approximately $72,000 in interest on the loan since the beginning of fiscal 2014. The interest rate on the loan is 3.55%. Other than as disclosed above, there were no other related party transactions at June 30, 2015.

Inflation

Due to relatively low levels of inflation during the three and nine months ended June 30, 2015 and 2014, inflation did not have a significant effect on our results.

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

Self Insurance. The Company carries workers’ compensation, general liability and auto insurance through a captive insurance company. While the Company believes that this arrangement has been beneficial in reducing and stabilizing insurance costs, the Company does have to maintain a restricted cash account to guarantee payments of premiums. That restricted account had a balance of $1.6 million as of June 30, 2015. Should the Company experience severe losses over an extended period, it could have a detrimental effect on the Company, notwithstanding the captive insurance company.

Accounts Receivable and Provision for Doubtful Accounts . The Company provides an allowance for doubtful accounts when collection of an account is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates relating to factors such as a customer’s access to capital, the customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. While most of our customers are large well capitalized companies, should they experience material changes in their revenues and cash flows or incur other difficulties and become unable to pay the amounts owed, this could cause reduced cash flows and losses in excess of our current reserves. At June 30, 2015, management concluded that the allowance for doubtful accounts was adequate.

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

The Company prepares weekly cash forecasts for our own benefit and for submission to our lenders. We anticipate that our current cash and the cash to be generated from collection of our receivables along with an existing Line of Credit with United Bank, Inc. will be adequate to meet our cash needs for Company’s fiscal year. The Company may borrow against the line of credit provided it meets certain borrowing base requirements, with $10.0 million being the maximum allowed. If the Company has borrowed more than the borrowing base allows, the Company must repay the excess borrowings to United Bank, Inc. At June 30, 2015, the Company had borrowed $3.5 million against the Line of Credit.

Prior to the general economic crisis in 2009, our customers were experiencing high demand for their products, particularly natural gas. Currently, as the Company is experiencing increased demand for its services and accordingly, the Company would expect to see projected spending for our customers on their transmission and distribution systems increasing dramatically over the next few years. However, with potential uncertainties in the economy, for example a long term reduction in the price of oil, the demand for our customers’ projects could wane and their ability to fund planned projects could be reduced. The Company’s backlog at June 30, 2015 was $48.8 million, with an additional $10.0 million contract expected to be signed in the fourth quarter of fiscal year 2015. While adding additional business projects appears likely, no assurances can be given that the Company will be successful in bidding on projects that become available. Moreover, even if the Company obtains contracts, there can be no guarantee that the projects will go forward.

ITEM 3. Quantitative and Quantitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that Energy Services of America Corporation files or submits under the Securities Exchange Act of 1934, is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in Energy Services of America Corporation’s internal control over financial reporting during Energy Services of America Corporation’s third quarter of fiscal year 2015 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At June 30, 2015, we do not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

ENERGY SERVICES OF AMERICA CORPORATION

Date: August 12, 2015	By: /s/ Douglas V. Reynolds
Douglas V. Reynolds
Chief Executive Officer

Date: August 12, 2015	By: /s/ Charles P. Crimmel
Charles P. Crimmel
Chief Financial Officer

