Form 10-K
period 2015-09-30
Energy Services of America CORP
filed 2015-12-17
CIK 1357971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended September 30, 2015

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
(Do not check if a Smaller reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price on March 31, 2015 was $ 11,840,036.

As of December 1, 2015, there were issued and outstanding 14,239,836 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

Energy Services of America Corporation

Annual Report On Form 10-K

For The Fiscal Year Ended

September 30, 2015

Forward Looking Statements

Within Energy Services’ consolidated financial statements and this Annual Report on Form 10-K, there are included statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “may,” “will,” “should,” “could,” “expect,” “believe,” “intend” and other words of similar meaning.

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

PART I

ITEM 1.              Business

Overview

Energy Services of America Corporation (“Energy Services” or the “Company”) was formed in 2006 as a special purpose acquisition corporation, or blank check company. On August 15, 2008, Energy Services completed the acquisitions of S.T. Pipeline, Inc. (“S.T. Pipeline”) and C.J. Hughes Construction Company, Inc. (“C.J. Hughes”).

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

Energy Services is engaged in providing contracting services for energy related companies. Currently Energy Services primarily services the gas, petroleum, power, chemical and automotive industries, though it does some other incidental work such as water and sewer projects. For the gas industry, the Company is primarily engaged in the construction, replacement and repair of natural gas pipelines and storage facilities for utility companies and private natural gas companies. Energy Services is involved in the construction of both interstate and intrastate pipelines, with an emphasis on the latter. For the oil industry, the Company provides a variety of services relating to pipeline, storage facilities and plant work. For the power, chemical, and automotive industries, the Company provides a full range of electrical and mechanical installations and repairs including substation and switchyard services, site preparation, equipment setting, pipe fabrication and installation, packaged buildings, transformers and other ancillary work with regards thereto. Energy Services’ other services include liquid pipeline construction, pump station construction, production facility construction, water and sewer pipeline installations, various maintenance and repair services and other services related to pipeline construction. The majority of the Company’s customers are located in West Virginia, Virginia, Ohio, Pennsylvania, and Kentucky. The Company builds, but does not own, natural gas pipelines for its customers that are part of both interstate and intrastate pipeline systems that move natural gas from producing regions to consumption regions as well as building and replacing gas line services to individual customers of the various utility companies.

Our consolidated operating revenues for the year ended September 30, 2015 were $116.8 million of which 54% was attributable to gas & petroleum contract work, 39% to electrical and mechanical contract services and 7% to water and sewer contract installations and other ancillary services. The Company had consolidated operating revenues of $93.3 million for the year ended September 30, 2014 of which 52% was attributable to gas contract work, 43% to electrical and mechanical contract services customers, and 5% to water and sewer contract installation and other ancillary services.

Energy Services’ customers include many of the leading companies in the industries it serves, including:

Columbia Gas Transmission

Columbia Gas Distribution

Marathon Petroleum

American Electric Power

Toyota Motor Manufacturing

Bayer Chemical

Dow Chemical

Kentucky American Water

Various state, county and municipal public service districts.

The Company enters into various types of contracts, including competitive unit price, cost-plus (or time and materials basis) and fixed price (lump sum) contracts. The terms of the contracts will vary from job to job and customer to customer though most contracts are on the basis of either unit pricing, in which the Company agrees to do the work for a price per unit of work performed or for a fixed amount for the entire project. Most of the Company’s projects are completed within one year of the start of the work. On occasion, the Company’s customers will require the posting of performance and/or payment bonds upon execution of the contract, depending upon the nature of the work performed. The Company generally recognizes revenue on unit price and cost-plus contracts when units are completed or services are performed. Fixed price contracts usually result in recording revenues as work on the contract progresses on a percentage of completion basis. Under this accounting method, revenue is recognized based on the percentage of total costs incurred to date in proportion to total estimated costs at completion. Many contracts also include retention provisions under which a percentage of the contract price is withheld until the project is complete and has been accepted by the customer.

Energy Services’ sales force consists of industry professionals with significant relevant sales experience, who utilize industry contacts and available public data to determine how to most appropriately market the Company’s line of products. The Company relies on direct contact between its sales force and customers’ engineering and contracting departments in order to obtain new business.

S.T. Pipeline engaged in the construction of natural gas pipelines for utility companies in various states, mostly in the mid-Atlantic area of the country. On May 14, 2013, the Company liquidated the operation of S.T. Pipeline and realized $1.9 million from the sale of assets. The financial position and results of operations of S.T. Pipeline have been presented as discontinued operations in the accompanying financial statements for all presented periods.

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

Accordingly, our operating results in any particular quarter or year may not be indicative of the results that can be expected for any other quarter or any other year. You should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Understanding Gross Margins” below for discussions of trends and challenges that may affect our financial condition and results of operations.

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

Due to the improved financial position at September 30, 2014, the Company successfully resolved the factors that gave rise to Arnett Carbis Toothman’s decision to render its “Going Concern” opinion for the years ended September 30, 2013 and 2012. Key factors included: refinancing the bank debt and termination of the Forbearance Agreement, securing the Line of Credit, re-establishing an adequate bonding capacity, reduction of corporate overhead, and increased project profitability.

Backlog/New Business

The Company’s backlog represents contracts for services that have been entered into but which have not yet been completed. At September 30, 2015, Energy Services had a backlog of $71.3 million of work to be completed on existing contracts. At September 30, 2014, the Company had a backlog of $51.8 million. Due to the timing of Energy Services’ construction contracts and the long-term nature of some of our projects, portions of our backlog work may not be completed in the current fiscal year. Most of the Company’s projects can be completed in a short period of time, typically two to five months. Larger projects usually take seven to eighteen months to be completed. As a general rule, work starts shortly after the signing of the contract.

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

Energy Services maintains a banking relationship with United Bank, Inc. (West Virginia) and Summit Community Bank (West Virginia) and has lines of credit and borrowing facilities with these institutions. The Company currently has a $10.0 million line of credit, of which $4.5 million was outstanding at September 30, 2015. The Company believes this line of credit will provide sufficient operating capital for future projects.

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

The Company’s insurance coverage for property damage to its equipment is based on estimates of the cost of comparable used equipment to replace the insured property. There is a deductible per occurrence on equipment of $10,000 and $500 for damage to miscellaneous tools. The Company also maintains third party liability insurance, pollution and professional liability insurance, and a commercial umbrella policy. Energy Services believes that it is adequately insured for public liability and property damage to others with respect to its operations. However, such insurance may not be sufficient to protect Energy Services against liability for all consequences related to its operations.

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

Facilities and Other Property

The Company and its subsidiaries own the property where its subsidiaries, C.J. Hughes and Nitro Electric, and the Company’s headquarters are located. On November 13, 2015, the Company purchased the fabrication shop that Nitro Electric previously leased. The purchase price was $1.4 million and previous monthly lease payments were $12,450. The Company’s management believes that its properties are adequate for the business it conducts.

Employees

As of September 30, 2015, the Company had approximately 612 employees including management. A number of the Company’s employees are represented by trade unions represented by various collective bargaining units.

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

We typically experience lower volumes and lower margins during the winter months due to lower demand for our pipeline services and more difficult operating conditions. Also, other items that can materially affect our quarterly results include:

•	Adverse weather
•	Variations in the mix of our work in any particular quarter
•	Unfavorable regional, national or global economic and market conditions
•	A reduction in the demand for our services
•	Changes in customer spending patterns and need for the services we provide
•	Unanticipated increases in construction and design costs
•	Timing and volume of work we perform
•	Termination of existing agreements
•	Losses experienced not covered by insurance
•	Payment risks associated with customer financial condition
•	Changes in bonding requirements of agreements
•	Interest rate variations
•	Changes in accounting pronouncements

Credit facilities to fund our operations and growth might not be available.

Our business relies heavily on having lines of credit in place to fund the various projects we are working on. Should funding not be available, or favorable, it could severely curtail our operations and the ability to generate profits. Energy Services maintains a banking relationship with multiple regional banks and has lines of credit and borrowing facilities with this institution. The Company currently has a $10.0 million line of credit, of which $4.5 million was outstanding at September 30, 2015. The Company believes this line of credit will provide sufficient operating capital for future projects, but the Company cannot guarantee it will always have access to this line of credit in the future depending on the Company’s financial performance.

We have sold Units, each consisting of one share of 6.0% Convertible Perpetual Preferred Stock, Series A and 2,500 shares of Common Stock. If the Preferred Stock is converted to Common Stock, shareholders may experience dilution of their ownership interest.

As of September 30, 2013 the Company sold 140 units in a private placement to accredited investors, with an additional 10 units sold during the fiscal year ended September 30, 2014 for a total of 150 units. As a result of the private placement, an additional 375,000 shares of common stock were outstanding as of September 30, 2015. The Company also issued 56 shares of Preferred Stock to Marshall Reynolds, Chairman of the Board of Directors, in exchange for a debt forgiveness of $1.4 million. Mr. Reynolds did not receive any shares of Common Stock in this transaction. In addition, if the Company elects to allow the holders of the Preferred Stock to choose to convert their Preferred Stock into shares of common stock we would issue an additional 3,433,333 shares of Common Stock, which will result in shareholders experiencing a dilution in their ownership interest.

An economic downturn in the industries we serve could lead to less demand for our services.

In addition to the effects of an economic recession, there could be reductions in the particular industries that the Company serves. If the demand for natural gas should drop dramatically, or the demand for electrical services drops dramatically, these would in turn result in less demand for the Company’s services.

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

We may be unsuccessful at generating internal growth.

Our ability to generate internal growth will be affected by our ability to:

•	Attract new customers
•	Expand our relationships with existing customers
•	Hire and maintain qualified employees
•	Expand geographically
•	Adjust quickly to changes in our industry

Our industry is highly competitive.

Our industry has been and remains competitive with competitors ranging from small owner operated companies to large public companies. Within that group there may be companies with lower overhead costs that may be able to price their services at lower levels than we can. Accordingly, if that occurs, our business opportunities could be severely limited. In addition, our industry competes for energy demand with suppliers of alternative energy sources such as solar and wind.

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

Our productivity depends upon our ability to employ and maintain skilled personnel to meet our requirements. Should some of our key managers leave the Company, it could limit our productivity. Also, many of our labor personnel are trade union members. Should we encounter labor problems associated with our union employees or if we are unable to employ sufficient available operators, welders, or other skilled labor, our production could be significantly curtailed.

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

Our operations are subject to various environmental laws and regulations, including those dealing with the handling and disposal of waste products, polychlorinated biphenyls (PCBs) and other hazardous materials, as well as fuel storage. We also work around and under bodies of water. We invest significantly in compliance with the appropriate laws and regulations. However, if we should inadvertently cause contamination of waters or soils, liabilities for our Company relating to cleanup and remediation could be substantial and could exceed any insurance coverage we might have and result in a negative impact to the Company’s ability to operate.

ITEM 1B.           Unresolved Staff Comments

None.

ITEM 2.              Properties

We maintain our executive offices at 75 West 3rd Ave., Huntington, West Virginia 25701, which is also the office of C.J. Hughes. Nitro Electric’s office and fabrication shop are located at 4300 1st Ave., Nitro, WV 25143.

ITEM 3.              Legal Proceedings

At September 30, 2015, the Company was not involved in any legal proceedings other than in the ordinary course of business. The outcome of any proceedings would not be material to our financial condition or results of operations.

ITEM 4.              Mine Safety Disclosures

None.

PART II

ITEM 5.             Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On September 28, 2011, the Company completed an exchange offer pursuant to which we exchanged 8 ½ warrants for one share of common stock. Following the completion of the exchange offer any warrants which were not exchanged expired on October 12, 2011. Following the completion of the exchange offer and expiration of the warrants that were not tendered, the Company had 14,446,836 shares of common stock issued and outstanding and no warrants or units outstanding. On November 14, 2011, the Company delisted from the NYSE MKT.

For the years ended September 30, 2012, 2013, 2014, and 2015, employee stock grants of 12,000, 6,000, 0, and 0 shares of common stock were earned and issued, respectively.

In May 2013, the Company commenced a private placement of units consisting of one preferred share of stock and 2,500 shares of common stock at a purchase price of $25,000 per unit. Preferred stock dividends are paid at a rate of 3% of the investment semi-annually. As of September 30, 2013, the placement of 140 units resulted in $3.5 million in cash invested in the Company with 140 shares of preferred stock and 350,000 shares of common stock issued. Additionally, one director received 56 shares of preferred stock with no common shares in return for forgiveness of a $1.4 million note owed by the Company. One former director forfeited 300,000 shares of common stock to the Company as of September 30, 2013. In fiscal year 2014, the Company raised an additional $250,000 in proceeds from the private placement of 10 units, which resulted in the issuance of 10 shares of preferred stock and 25,000 common shares. A director forfeited 300,000 shares of common stock to the Company in March 2014. The total shares of common stock issued and outstanding as of September 30, 2014 and 2015 were 14,839,836 and 14,239,836, respectively. The total shares of preferred stock issued and outstanding as of September 30, 2014 and 2015 were 150. Each share of preferred stock is convertible into 16,667 shares of common stock (subject to adjustment) at the option of the holder if the Company elects to redeem the preferred stock.

The Company’s stock is quoted under the symbol “ESOA” and transactions in the stock are reported on the OTC QB marketplace.

The following table sets forth the range of high and low sales prices for common stock during each of the last two fiscal years and is based on information by OTC QB. The high and low “bid price”, as required to be disclosed by Regulation S-K, was not available for certain periods because either these were not two-sided quotes by market makers or there was only one market maker with a two-sided quote. Over the counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Common Stock

Fiscal 2014	High	Low	Dividends
Quarter ended December 31, 2013	$1.72	$0.95	$—
Quarter ended March 31, 2014	2.05	1.25	—
Quarter ended June 30, 2014	1.78	1.10	—
Quarter ended September 30, 2014	1.50	1.10	—

Fiscal 2015	High	Low	Dividends
Quarter ended December 31, 2014	$2.00	$1.00	$—
Quarter ended March 31, 2015	1.40	0.95	—
Quarter ended June 30, 2015	1.30	1.06	—
Quarter ended September 30, 2015	1.25	0.97	—

As of September 30, 2015, there were 19 holders of record of our common stock. Certain shares of the Company’s common stock are held in “nominee” or “street” name and accordingly the number of beneficial owners of common stock is not included in the number of record holders.

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

In July 2013, 300,000 shares of the Company’s common stock were forfeited by a former Director and added to treasury stock. The Company paid par value of $0.0001for the shares, or a total of $30.00. In March 2014, 300,000 shares of the Company’s common stock were forfeited by a Director and added to treasury stock. The Company did not make any payment for these forfeited shares.

The Company did not repurchase any shares of its common stock during the fourth fiscal quarter of 2015.

Due to organizational changes and operating losses incurred in fiscal year 2012, the Company decided to discontinue the operations of the wholly owned subsidiary S.T. Pipeline, Inc. The Company liquidated the assets of S.T. Pipeline on May 14, 2013. The net proceeds of $7,233,913 were used to pay down the balance of the Company’s line of credit and term note balances.

The operating results for S.T. Pipeline, Inc. for September 30, 2015 and 2014 were as follows:

	2015	2014

Revenue	$-	$(3,000)

Cost of revenues	-	(106,734)

Gross profit from discontinued operations	-	103,734

Selling and administrative expenses	-	83,301
Income from discontinued operations	-	20,433

Other income (expense)
Other nonoperating income	-	400
Loss on sale of equipment	-	(20,833)
	-	(20,433)
Income before income taxes	-	-
Income tax expense (benefit)	(26,340)	54,766
Net income (loss) from discontinued operations	$26,340	$(54,766)

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

Service and Maintenance versus Installation. In general, installation work has a higher gross margin than maintenance work. This is due to the fact that installation work usually is of a fixed price nature and therefore has higher risks involved. Accordingly, a higher portion of the revenue mix from installation work typically will result in higher margins.

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

Results of Operations for the Year Ended September 30, 2015 Compared to the Year Ended September 30, 2014

Revenues. Revenues on continuing operations increased by $23.5 million or 25.2% to $116.8 million for the year ended September 30, 2015 from $93.3 million for the year ended September 30, 2014. The increase was primarily due to more natural gas transmission pipeline projects being awarded to the Company in fiscal year 2015. There were no revenues from discontinued operations for fiscal year 2015.

Cost of Revenues. Cost of revenues on continuing operations increased by $21.1 million or 25.0% to $105.9 million for the year ended September 30, 2015 from $84.8 million for the year ended September 30, 2014. The increase was primarily due to more natural gas transmission pipeline projects being awarded to the Company in fiscal year 2015. There were no cost of revenues from discontinued operations in fiscal year 2015. The $107,000 negative cost of revenues from discontinued operations in fiscal year 2014 was the result of a reclassification of costs accrued as direct costs at September 30, 2013 to selling, general, and administrative expense in fiscal year 2014.

Gross Profit. Gross profits on continuing operations increased by $2.4 million or 27.7% to $10.9 million for the year ended September 30, 2015 from $8.5 million for the year ended September 30, 2014. The increase was primarily due to the increase in revenue discussed above. The gross profit percentage was 9.3% for the year ended September 30, 2015 and 9.1% for the year ended September 30, 2014. There were no gross profits on discontinued operations for the year ended September 30, 2015. Gross profits on discontinued operations for the year ended September 30, 2014 were $104,000.

Selling, general and administrative expenses. Selling, general and administrative expenses on continuing operations increased by $229,000 or 3.6% to $6.6 million for the year ended September 30, 2015 from $6.4 million for the year ended September 30, 2014. The increase was primarily due to additional salary and burden expense needed to bid and manage projects. There were no selling, general and administrative expenses on discontinued operations for the year ended September 30, 2015 due to all anticipated costs related to closing S.T. Pipeline being recognized in prior periods. This compared to $83,000 for the year ended September 30, 2014.

Income from operations. Income from operations increased by $2.1 million or 98.6% to $4.3 million for the year ended September 30, 2015 from $2.2 million for the year ended September 30, 2014. The increase was primarily due to more natural gas transmission pipeline projects being awarded to the Company in fiscal year 2015. There was no income from discontinued operations for the year ended September 30, 2015 compared to $20,000 for the year ended September 30, 2014.

Interest Expense. Interest expense decreased by $81,000 or 9.6% to $761,000 for the year ended September 30, 2015 from $842,000 for the year ended September 30, 2014. The decrease was primarily due to the Company beginning fiscal year 2015 with $5.3 million less debt than prior to the beginning of fiscal year 2014. Debt was $11.2 million and $16.5 million in fiscal years 2015 and 2014, respectively. Interest expense on line of credit borrowings increased by $96,000 to $99,000 for the year ended September 30, 2015 from $3,000 for the year ended September 30, 2014. This increase was due to the timing of the line of credit draws and a greater need for operating capital in fiscal year 2015.

Income Tax Expense (Benefit). Income tax expense on continuing operations for the year ended September 30, 2015 was $1.6 million as compared to an income tax benefit of $2.3 million for the year ended September 30, 2014 as the Company’s income from continuing operations before income tax was greater in fiscal 2015 than fiscal 2014. Income tax benefit on discontinued operations was $26,000 for the year ended September 30, 2015 as compared to an income tax expense of $55,000 for the year ended September 30, 2014. The Company’s effective tax rate (benefit) was 42.3% for the year ended September 30, 2015 and (167.8) % for the year ended September 30, 2014. In fiscal year 2012, the Company established a valuation allowance against its deferred tax assets to offset a significant portion of the Company’s federal and state tax net operating loss (NOL) benefits that were not expected to be used in future years due to the Going Concern opinion issued by our auditing firm. With the Company’s improved financial condition and termination of the Going Concern opinion in fiscal year 2014 and projections that NOL carry forwards will continue to be used, the Company reversed a $3.5 million valuation allowance that previously existed. This resulted in the $2.3 million tax benefit recognized in fiscal year 2014. At September 30, 2014, the Company had tax assets related to federal NOL carry forwards valued at $2.7 million with no federal NOL valuation allowance remaining. At September 30, 2015, the Company had tax assets related to federal NOL carry forwards valued at $1.1 million.

Net Income Available to Common Shareholders. The net income available to common shareholders after $309,000 in dividends on preferred shares was $1.8 million for the fiscal year ended September 30, 2015 compared to $3.3 million for the fiscal year ended September 30, 2014. The decrease in net income available to common shareholders was primarily due to $1.6 million in tax expense for the fiscal year ended September 30, 2015 as compared to a $2.3 million tax benefit for the fiscal year ended September 30, 2014 as a result of the reversal of the valuation allowance in fiscal year 2014.

Comparison of Financial Condition at September 30, 2015 Compared to September 30, 2014.

The Company had total assets of $46.8 million at September 30, 2015, an increase of $4.5 million from the prior fiscal year end balance of $42.3 million. Some primary components of the balance sheet were accounts receivable which totaled $21.3 million at September 30, 2015, an increase of $6.7 million from the prior year end balance of $14.6 million, retainages receivable of $3.3 million at September 30, 2015, an increase of $2.0 million from $1.3 million at September 30, 2014 and estimated earnings in excess of billings of $6.7 million at September 30, 2015, a decrease of $2.6 million from the prior year end balance of $9.3 million. This decrease was due to improved billings on projects. Other major categories of assets at September 30, 2015 included cash of $1.5 million, a decrease of $1.2 million from the prior year end balance of $2.7 million as well as net fixed assets of $8.4 million at September 30, 2015, an increase of $514,000 from prior year end balance of $7.9 million.

Liabilities totaled $26.5 million at September 30, 2015, an increase of $2.7 million from the prior year end balance of $23.8 million. Current maturities of long-term debt decreased by $162,000 to $2.4 million at September 30, 2015 from $2.5 million at September 30, 2014. Line of credit and short term borrowings increased by $3.8 million to $4.5 million at September 30, 2015 from $760,000 at September 30, 2014. In total, short-term debt increased by $3.6 million to $6.9 million at September 30, 2015 from $3.3 million at September 30, 2014 primarily due to increased borrowings from the Company’s line of credit. Long–term debt decreased by $1.1 million to $6.8 million at September 30, 2015 from $7.9 million at September 30, 2014. Overall, the long-term and short-term debt of the Company increased by $2.5 million during the year to $13.7 million at September 30, 2015 from $11.2 million at September 30, 2014. Accounts payable and accrued expenses decreased by $956,000 to $8.0 million at September 30, 2015 from $8.9 million at September 30, 2014. Shareholders’ equity was $20.3 million at September 30, 2015, an increase of $1.8 million from the prior year end due to the net income available to common shareholders generated by the Company in fiscal year 2015.

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

Under the terms of the financing agreement reached January 31, 2014, the Company must meet the following loan covenants:

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

On July 31, 2014, the bank group modified the calculation of the debt service coverage covenant in the loan agreement so that the Company is required to maintain a minimum debt service coverage ratio of no less than 1.50 to 1.0x tested quarterly, as of the end of each fiscal quarter, based upon the preceding four quarters.  Debt service coverage will be defined as the ratio of cash flow (net income plus depreciation, amortization and interest expense, plus or minus one-time/non-recurring income and expenses (determined at the bank group’s sole discretion)) divided by the annualized debt service requirements on the Company’s senior secured term debt (post refinance), actual interest paid on the Company’s senior secured revolving credit facility and the annualized payments on any other debt outstanding.

This modification applied as of June 30, 2014, as well as future periods.  The Company is in compliance with all loan covenants as of September 30, 2015.

On December 16, 2014, the Company’s Nitro Electric subsidiary entered into a 20 year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 monthly. The interest rate on the new loan agreement is 4.75% with monthly payments of $7,800.

On September 16, 2015, the Company entered into a $1.2 million 41 month term note agreement with United Bank, Inc. to refinance the five year term note agreement with First Guaranty Bank. The new agreement has an interest rate of 5.0% and is subject to the terms of the January 31, 2014 Term Note agreement discussed above.

Also on September 16, 2015, the Company entered into a $2.5 million Non-Revolving Note agreement with United Bank, Inc. This six year agreement gave the Company access to a $2.5 million line of credit, specifically for the purchase of equipment, for the period of one year with an interest rate of 5.0%. After the first year, all borrowings against the line of credit will be converted to a five year term note agreement with an interest rate of 5.0%. This agreement is subject to the terms of the January 31, 2014 Term Note agreement discussed above. At September 30, 2015, the Company had not borrowed against this line of credit.

As of September 30, 2015, the Company had $1.5 million in cash and working capital of $20.4 million. The maturities of long-term and short-term debt, which includes line of credit borrowings, term notes payable to banks, and notes payable on various equipment purchases, were as follows:

2016	$6,892,812
2017	2,397,257
2018	2,447,887
2019	927,403
2020	66,397
Thereafter	963,507
$13,695,263

Line of Credit

On February 27, 2015, the Company entered into a financing agreement (“Line of Credit” or “LOC”) with United Bank, Inc. to provide the Company with a $10.0 million revolving line of credit. The LOC is subject to the terms of the January 31, 2014 Term Note agreement discussed above. Interest on the LOC, which expires on February 27, 2016, is 6.0%. Cash available under the LOC is calculated based on a percentage of the Company’s accounts receivable with certain exclusions. Major items excluded from the calculation are certain percentages of receivables from bonded jobs and retainage as well as items greater than one hundred twenty (120) days old. At September 30, 2015 the Company had outstanding borrowings of $4.5 million on the LOC.

Off-Balance Sheet Transactions

Due to the nature of our industry, we often enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Though for the most part not material in nature, some of these are:

Leases

Our work often requires us to lease various facilities, equipment and vehicles. These leases usually are short term in nature, one year or less though at times we may enter into longer term leases when warranted. By leasing equipment, vehicles and facilities, we are able to reduce our capital outlay requirements for equipment, vehicles and facilities that we may only need for short periods of time.

Letters of Credit

Certain of our customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors, vendors, etc. on various customer projects. At September 30, 2015, the Company did not have any outstanding letters of credit.

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

Depending upon the size and conditions of a particular contract, the Company may be required to post letters of credit or other collateral in favor of the insurer. Posting of these letters or other collateral will reduce our borrowing capabilities. The Company does not anticipate any claims in the foreseeable future. At September 30, 2015, the Company had $15.5 million in performance bonds outstanding.

Concentration of Credit Risk

In the ordinary course of business the Company grants credit under normal payment terms, generally without collateral, to our customers, which include natural gas and oil companies, general contractors, and various commercial and industrial customers located within the United States. Consequently, the Company is subject to potential credit risk related to business and economic factors that would affect these companies. However, the Company generally has certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosure, the Company may take title to the underlying assets in lieu of cash in settlement of receivables. The Company had two customers, Marathon Petroleum and Rice Energy, that exceeded 10% of revenues or receivables for the year ended September 30, 2015. The two customers represented 37.4% of revenues and 47.1% of accounts receivable at September 30, 2015.

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

Inflation

Due to relatively low levels of inflation during the years ended September 30, 2015 and 2014, inflation did not have a significant effect on our results.

New Accounting Pronouncements

In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 for all entities by one year. In June 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers“(“ASU 2014-09”).  ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606 Revenue from Contracts with Customers. With the amendments in ASU 2015-14, ASU 2014-09 will be effective for the Company beginning after December 15, 2017, including interim periods. The Company expects that the adoption of ASU 2014-09 will not have a material impact on its financial statements or disclosure.

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

At September 30, 2015 the Company has a tax asset related to NOL carry forwards of $1.2 million. These carry forwards expire beginning in September 2024. The Company believes all federal NOL carry forwards will be used. The net deferred tax asset on the Company’s balance sheet is $1.1 million at September 30, 2015.

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

Self Insurance

The Company has its workers’ compensation, general liability and auto insurance through a captive insurance company. While the Company believes that this arrangement has been very beneficial in reducing and stabilizing insurance costs the Company does have to maintain a restricted cash account to guarantee payments of premiums. That restricted account had a balance of $1.6 million as of September 30, 2015. Should the captive insurance company experience severe losses over an extended period, it could have a detrimental effect on the Company.

Current and Non-Current Accounts Receivable and Provision for Doubtful Accounts

The Company provides an allowance for doubtful accounts when collection of an account is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates relating to, among others, our customers’ access to capital, our customers’ willingness or ability to pay, general economic conditions and the ongoing relationship with the customers. While most of our customers are large well capitalized companies, should they experience material changes in their revenues and cash flows or incur other difficulties and not be able to pay the amounts owed, this could cause reduced cash flows and losses in excess of our current reserves. At September 30, 2015, the management review deemed that the allowance for doubtful accounts was adequate.

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

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only Management’s report in this Annual Report.

(c) Changes in Internal Controls over Financial Reporting

There has been no change in Energy Services of America Corporation’s internal control over financial reporting during Energy Services of America Corporation’s fourth quarter of fiscal year 2015 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

ITEM 9B.           Other Information

None.

PART III

ITEM 10.            Directors, Executive Officers and Corporate Governance

The principal occupation during the past five years of each director and executive officer is set forth below. All directors and executive officers have held their present positions since our inception in 2006 unless otherwise stated.

Marshall T. Reynolds has served as Chairman of the Board of Directors since our inception. Mr. Reynolds has served as Chief Executive Officer and Chairman of the Board Directors of Champion Industries, Inc., a commercial printer, business form manufacturer and supplier of office products and furniture, from 1992 to the present, and sole stockholder from 1972 to 1993; President and General Manager of The Harrah and Reynolds Corporation, from 1964 (and sole stockholder since 1972) to present; Chairman of the Board of Directors of the Pullman Plaza Hotel in Huntington, West Virginia; and Chairman of the Board of Directors of McCorkle Machine and Engineering Company in Huntington, West Virginia. Mr. Reynolds is also Chairman of the Board of Directors of First Guaranty Bancshares, Inc., in Hammond, Louisiana; and Chairman of the Board of Directors of Premier Financial Bancorp, Inc., in Huntington, West Virginia and a director of Summit State Bank in Santa Rosa, CA since December 1998. Mr. Reynolds is the father of Jack M. Reynolds and Douglas V. Reynolds. Mr. Reynolds varied career as a business leader and experience in a number of industries qualifies him to be on the Board of Directors.

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

Jack M. Reynolds served as President and Chief Financial Officer from our inception until September 2008 and has been a member of our Board of Directors since our inception. Mr. Reynolds has been a Vice President of Pritchard Electric Company since 1998. Pritchard is an electrical contractor providing electrical services to both utility companies as well as private industries. Mr. Reynolds also serves as a Director of Citizens Deposit Bank of Vanceburg, Kentucky. Mr. Reynolds is the son of Marshall T. Reynolds and the brother of Douglas V. Reynolds. Mr. Reynolds lengthy service at Pritchard Electric and knowledge of the contracting industry provides hands on expertise to the Board of Directors.

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

Joseph L. Williams has been a Director since our inception. Mr. Williams is the Chairman and Chief Executive Officer of Basic Supply Company, Inc., which he founded in 1977. Mr. Williams was one of the organizers and is a Director of First Sentry Bancshares, Inc., Huntington, West Virginia. Mr. Williams was Chairman, President and Chief Executive Officer of Consolidated Bank & Trust Co., in Richmond, Virginia from 2007 until it merged with Premier Financial Bancorp, Inc. in 2009. Mr. Williams is a former member of the West Virginia Governor’s Workforce Investment Council. He is a former Director of Unlimited Future, Inc. (a small business incubator) and a former Member of the National Advisory Council of the U.S. Small Business Administration. Mr. Williams is a former Mayor and City Councilman of the City of Huntington, West Virginia. He is a graduate of Marshall University with a degree in finance and is a former member of its Institutional Board of Governors. Mr. Williams' investment and management experience provides the board of directors and important perspective in business development.

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

Nester S. Logan is the owner of S.S. Logan Packing Co. located in Huntington, West Virginia. Mr. Logan is a Director of First Sentry Bancshares, Inc. Mr. Logan’s experience in the Company’s market area provides the Board with knowledge of business conditions in West Virginia and Ohio.

Samuel G. Kapourales is a Board Member of the West Virginia Health Care Authority and Kapourales Properties, LLC. Mr. Kapourales serves as a Director of First National Bank of Williamson and First Bank of Charleston. Mr. Kapourales’ varied business experience makes him a valuable member of the Board.

Bruce H. Elliott was appointed to the Board of Directors on August 20, 2014. Mr. Elliott graduated Magna Cum Laude from Bridgewater College (Bridgewater, VA) with a degree in Accounting. He is a certified public accountant and Principal of D'amelio, Cohen & Associates, LLC, an accounting firm located in Baltimore, Maryland. Mr. Elliott is licensed in Maryland, Virginia, and West Virginia, and is a member of each state’s CPA society. He is also active in various community service projects. Mr. Elliott’s accounting and financial background provides insight to indicators important to shareholders and investors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our common stock is registered with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934. The officers and directors and beneficial owners of greater than 10% of our common stock are required to file reports on Forms 3, 4 and 5 with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of the common stock. Securities and Exchange Commission rules require disclosure in our Proxy Statement or Annual Report on Form 10-K of the failure of an officer, director or 10% beneficial owner of our common stock to file a Form 3, 4 or 5 on a timely basis. Based on our review of ownership reports required to be filed for the fiscal year ended September 30, 2015, all of our directors, officers and owners of more than 10% of our common stock filed these reports on a timely basis.

Meetings of the Board of Directors

During fiscal 2015, the Board of Directors held twelve regular meetings and one special meeting. No director attended fewer than 75% in the aggregate of the total number of board meetings held. All directors serving on our committees attended more than 75% of the total number of committee meetings on which they served during fiscal 2015. Although not required, attendance of Board members at the Annual Meeting of Stockholders is encouraged. All members of our Board of Directors attended the 2015 Annual Meeting of Stockholders.

Board Committees

The Board of Directors has an audit committee. Our audit committee charter is available for inspection at www.energyservicesofamerica.com.

Audit Committee. The Audit Committee consisted of Messrs. Scaggs, Logan, and Molihan, with Mr. Scaggs acting as chairman of the committee in fiscal 2015. The audit committee met four times during the fiscal year ended September 30, 2015. All of the directors appointed to the audit committee are independent members of the board of directors, as defined by Securities and Exchange Commission rules and the NYSE MKT corporate governance listing standards. Each member of the audit committee is financially literate, and the Board of Directors has determined that Mr. Molihan qualifies as audit committee financial expert, as such term is defined by Securities and Exchange Commission rules.

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

The Audit Committee approved the appointment of Arnett Carbis Toothman to be our independent registered public accounting firm for the 2016 fiscal year. A representative of Arnett Carbis Toothman is expected to attend the 2016 Annual Meeting of Stockholders.

Nominating Committee. The Board has determined that the independent members of the Board of Directors will perform the duties of the nominating committee of the Board of Directors. The nominating committee does not have a written charter. The nominating committee will (i) identify individuals qualified to become members of the Board of Directors and recommend to the Board of Directors the nominees for election to the Board of Directors; (ii) recommend director nominees for each committee to the Board of Directors; and (iii) identify individuals to fill any vacancies on the Board of Directors. The nominating committee met one time during the fiscal year ended September 30, 2015.

The nominating committee of the Board identifies nominees by first evaluating the current members of the Board of Directors willing to continue in service. Current members of the Board of Directors with skills and experience that are relevant to our business and who are willing to continue in service are first considered for re-nomination, balancing the value of continuity of service by existing members of the Board of Directors with that of obtaining a new perspective. If any member of the Board of Directors does not wish to continue in service, or if the Board decides not to re-nominate a member for re-election, or if the size of the Board of Directors is increased, the independent directors would solicit suggestions for director candidates from all board members. The independent directors would seek to identify a candidate who at a minimum satisfies the following criteria:

•	has the highest personal and professional ethics and integrity and whose values are compatible with ours;

•	has experiences and achievements that have given him or her the ability to exercise and develop good business judgment;

•	is willing to devote the necessary time to the work of the Board of Directors and its committees, which includes being available for board and committee meetings;

•	is familiar with the communities in which we operate and/or is actively engaged in community activities;

•	is involved in other activities or interests that do not create a conflict with his or her responsibilities to us and our stockholders; and

•	has the capacity and desire to represent the balanced, best interests of our stockholders as a group, and not primarily a special interest group or constituency.

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

Procedures for the Nomination of Directors by Stockholders

The Board of Directors has adopted procedures for the submission of director nominees by stockholders. If a determination is made that an additional candidate is needed for the Board of Directors, the independent members of the Board of Directors will consider candidates submitted by our stockholders. Stockholders can submit the names of qualified candidates for director by writing to our Corporate Secretary at 75 West 3rd Ave., Huntington, West Virginia 25701. The Corporate Secretary must receive a submission not less than forty-five (45) days prior to the date of our proxy materials for the preceding year’s annual meeting. The submission must include the following information:

•	a statement that the writer is a stockholder and is proposing a candidate for consideration by our independent directors;

•	the name and address of the stockholder as they appear on the our books and number of shares of our common stock that are owned beneficially by such stockholder (if the stockholder is not a holder of record, appropriate evidence of the stockholder’s ownership will be required);

•	the name, address and contact information for the candidate, and the number of shares of our common stock that are owned by the candidate (if the candidate is not a holder of record, appropriate evidence of the stockholder’s ownership should be provided);

•	a statement of the candidate’s business and educational experience;

•	such other information regarding the candidate as would be required to be included in the proxy statement pursuant to Securities and Exchange Commission Regulation 14A;

•	a statement detailing any relationship between the candidate and Energy Services of America Corporation;

•	a statement detailing any relationship between the candidate and any customer, supplier or competitor of Energy Services of America Corporation;

•	detailed information about any relationship or understanding between the proposing stockholder and the candidate; and

•	a statement that the candidate is willing to be considered and willing to serve as a director if nominated and elected.

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

Stockholder Communications with the Board

A stockholder who wants to communicate with the Board of Directors or with any individual director can write to the Corporate Secretary at 75 West 3rd Ave., Huntington, West Virginia 25701, Attention: Corporate Secretary. The letter should indicate that the author is a stockholder and if shares are not held of record, should include appropriate evidence of stock ownership. Depending on the subject matter, the Secretary will:

•	forward the communication to the director or directors to whom it is addressed;

•	attempt to handle the inquiry directly, i.e. where it is a request for information about us or it is a stock-related matter; or

•	not forward the communication if it is primarily commercial in nature, relates to an improper or irrelevant topic, or is unduly hostile, threatening, illegal or otherwise inappropriate.

At each board meeting, management shall present a summary of all communications received since the last meeting that were not forwarded and make those communications available to the directors.

The Compensation Committee

The compensation committee consists of directors Joseph L. Williams, Keith Molihan and Nester S. Logan. Each member of the compensation committee is considered “independent” as defined in the NYSE MKT corporate governance listing standards. The Board of Directors has adopted a written charter for the Committee.

The compensation committee is appointed by the Board of Directors to assist the Board in developing compensation philosophy, criteria, goals and policies for our executive officers that reflect our values and strategic objectives. The committee reviews the performance of our executive officers and annually recommends to the full Board the compensation and benefits for our executive officers (including the Chief Executive Officer). The committee administers our equity and long-term incentive plans. The committee establishes the terms of employment and severance agreements/arrangements for executive officers. The committee recommends to the full Board the compensation to be paid to our directors and any affiliates for their service on the Board. Finally, the committee establishes annual compensation percentage increases for all employees. Our President and Chief Executive Officer provides recommendations to the compensation committee related to our compensation program. However, our President and Chief Executive Officer does not vote on and is not present for any discussion of his own compensation.

For 2015, in making compensation decisions, the compensation committee did not use strict numerical formulas to determine the compensation paid to our executive officers. However, the committee considered a variety of factors in its deliberations over executive compensation, emphasizing the profitability and scope of our operations, the experience, expertise and management skills of the named executive officers and their role in our future success, as well as compensation surveys prepared by professional firms to determine compensation paid to executives performing similar duties for comparable companies. While the quantitative and non-quantitative factors described above were considered by the committee in determining the compensation paid to our named executive officers, such factors were not assigned a specific weight in evaluating the performance of the named executive officers. In determining the Chief Executive Officer’s bonus, the Chairman of the Board also considers the above factors and makes a recommendation to the committee which authorizes such bonus. For the other named executive officer, the Chief Executive Officer considers the above factors and makes a recommendation to the committee which authorized his bonus. The Company paid $15,000 in bonuses in the aggregate to named executive officers during fiscal year 2015.

The Compensation Committee has authority to approve the engagement of any compensation consultant it uses and the fees for those services. However, the Compensation Committee did not engage a compensation consultant to assist in determining the amount or form of executive and director compensation with respect to fiscal year 2015.

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

Compensation Philosophy and Objectives

The compensation committee believes that an effective executive compensation program rewards the achievement of pre-established short term, long-term and strategic goals, and aligns executives’ interests with those of our shareholders. The committee regularly evaluates both performance and compensation relative to other comparable companies. We also manage our named executive officers’ compensation to align with the time horizon of our growth and development. As we grow, we strive to ensure that our compensation programs and practices remain consistent with our philosophy to provide competitive, performance-based, and risk appropriate compensation that enables us to attract, motivate and retain top performers who are essential to our successful growth and performance.

The primary objectives of our executive compensation program are to:

•	provide pay for performance utilizing short and long-term incentives;

•	align executive interests with those of stockholders through appropriate focus on stock-based compensation;

•	be competitive with the marketplace within which we compete for talent;

•	ensure compensation programs reward performance while appropriately managing risk; and

•	enable us to attract, motivate, and retain top talent.

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

Our executive compensation philosophy provides competitive ranges for each component of our compensation program and our compensation paid in the aggregate. The starting point targets market median, but by using performance-based instruments, actual compensation paid to our named executive officers varies depending on our performance against our stated objectives. We meet our compensation objectives for our named executive officers through the following components of their total compensation:

•	Base salaries are targeted at market median, but allow for recognition of each individual’s role, contribution, performance, and experience.

•	Bonuses, which are determined by the compensation committee, reflect market median levels although actual payouts will vary based on our performance relative to company-wide, team and individual contributions toward our strategic plan.

•	Long-term incentive awards are intended to provide significant focus on long-term performance through stock-based compensation. Long-term compensation is designed to balance multiple objectives: (1) reward for long-term, sustained performance and stock price growth; (2) align executive interests with stockholders through stock ownership; and (3) provide powerful retention of our highest performers through vesting periods. During 2010, the committee made grants in the form of stock options, restricted stock and performance shares to support these objectives.

•	Retirement, health, life insurance, disability, severance and other perquisites and benefits are provided, but their focus and value are intentionally set to be conservatively competitive in order to attract and retain talented individuals.

Executive total compensation is expected to vary each year, and evolve over the long-term to reflect our performance relative to our peers and the industry, and to correspond with shareholder returns.

We review our executive compensation philosophy and programs annually to ensure that they are achieving desired objectives and supporting our needs as we grow to be a more complex organization.

Summary Compensation Table for Named Executive Officers. The following table shows the compensation of the Company’s executive officers for the years ended September 30, 2015 and 2014. Mr. Crimmel was the only executive officer who received total compensation in excess of $100,000 for services to the Company or any of its subsidiaries during the years ended September 30, 2015 or 2014.

Summary Compensation Table
				All other
Name and principal position	Year	Salary	Bonus	compensation (1)	Total

Douglas V. Reynolds	2015	$80,000	$7,500	$1,200	$88,700
President and Chief	2014	$80,000	$-	$600	$80,600
Executive Officer

Charles P. Crimmel	2015	$100,000	$7,500	$1,500	$109,000
Secretary/Treasurer and	2014	$96,923	$-	$750	$97,673
Chief Financial Officer

(1)	Other compensation in 2015 includes 401(k) plan matching contributions of $1,200 for Mr. Reynolds and $1,500 for Mr. Crimmel. Other compensation in 2014 includes 401(k) plan matching contributions of $600 for Mr. Reynolds and $750 for Mr. Crimmel.

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

For fiscal year 2015, no awards were granted under LTIP to the named executive officers by the compensation committee.

			Number of securities
			remaining available for future
	Number of securities to be		issuance under equity
	issued upon exercise of	Weighted-average exercise	compensation plans
	outstanding options, warrants	price of outstanding options,	(excluding securities reflected
Long Term Incentive Plan	and rights	warrants and rights	in column (1))
	(1)	(2)	(3)
Equity compensation plans approved by security holders	-	-	1,149,000

Equity compensation plans not approved by security holders	-	-	-

Total	-	-	1,149,000

Energy Services 401(k) Plan

401(k) Retirement Plans

We maintain the Energy Services of America Staff 401(k) Retirement Plan (the “Plan”). Our four wholly owned subsidiaries, C. J. Hughes Construction Company, Inc., Nitro Electric Company, Inc., Contractors Rental Corporation, and S.T. Pipeline adopted the Plan on behalf of their non-union employees. Participants are immediately eligible for the Plan upon date of hire but must wait until a quarterly entry date to join the Plan. Employees may contribute eligible wages up to the maximum indexed dollar amount set by the Internal Revenue Service, which was $18,000 for 2015. In addition, participants who are age 50 or older by the end of the Plan year may elect to defer up to an additional $6,000 into the 401(k) plan for 2015. The Company provided a matching contribution to each participant’s account equal to $0.25 on each dollar contributed up to 6% of eligible wages beginning in April 2014. This matching contribution had previously been discontinued in January 2013. Additionally, each Plan year, the Company may make discretionary profit-sharing contributions for participants who are actively employed on the last day of the Plan year. The discretionary contributions will be allocated to a qualifying participant’s individual account based on the ratio of his or her compensation to the total compensation of all qualifying participants for the Plan year. No discretionary profit sharing contributions were made in 2015. Participants direct the investment of their account in the Plan, selecting from investment funds provided under the Plan. Participants receive quarterly benefit statements that provide information on their account balances and have immediate access to their account through an Interactive Voice Response System and the Internet. Plan benefits are paid as soon as administratively possible following the participant’s termination of employment. Lump sums, partial payments and installment payments are available if the participant’s account balance exceeds $1,000.

Energy Services of America Corporation 2009 Employee Stock Purchase Plan

The plan enables eligible employees to purchase common stock through payroll deductions. The plan is intended to qualify under Section 423 of the Internal Revenue Code and its regulations. Up to 1,200,000 shares of common stock, subject to adjustments, may be issued under this plan. An eligible employee’s stock purchases during a calendar year may not exceed the lesser of: (a) a percentage of the participant’s compensation or a total dollar amount as specified by the committee or (b) $25,000. During 2015, we did not utilize the plan.

Directors’ Compensation

Director Compensation. The table set forth below shows the compensation of our non-executive directors for the fiscal year ended September 30, 2015. We did not make any non-equity incentive plan awards to directors and there were no preferential earnings on nonqualified deferred compensation. Each Director received retainer fees of $500 per month beginning in January 2015. Fee payments had previously been suspended in fiscal year 2012. No fee payments were made for committee participation.

	Fees earned or paid		All other
Name	in cash ($)	Stock Awards ($)	compensation ($)	Total
Marshall T. Reynolds	$4,500	$-	$-	$4,500
Samuel G. Kapourales	4,500	-	-	4,500
Jack M. Reynolds	4,500	-	-	4,500
Neal W. Scaggs	4,500	-	-	4,500
Joseph L. Williams	4,500	-	-	4,500
Keith Molihan	4,500	-	-	4,500
Nester S. Logan	4,500	-	-	4,500
Bruce H. Elliott	4,500	-	-	4,500
Total	$36,000	$-	$-	$36,000

ITEM 12.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Persons and groups who beneficially own in excess of five percent of our common stock are required to file certain reports with the Securities and Exchange Commission regarding such ownership. The following table sets forth, as of December 1, 2015, the shares of common stock beneficially owned by each person who was the beneficial owner of more than five percent of our outstanding shares of common stock, as well as the shares owned by our directors, nominees and executive officers as a group.

	Amount of Shares Owned		Percent of Shares		Percent of Shares
	and Nature of Beneficial		of Common Stock	Preferred Shares	of Preferred Stock
Name and Address of Beneficial Owners	Ownership (1)		Owned	Owned	Owned

All Directors, Nominees and Executive Officers as a Group (10 persons)	6,734,474	(2)	41.55%	118	57.28%

Principal Stockholders:
Marshall T. Reynolds	2,361,370	(3)	15.56%	56	27.18%
75 West 3rd Ave.
Huntington, WV 25701

Douglas V. Reynolds	1,515,684	(4)	10.48%	13	6.31%
75 West 3rd Ave.
Huntington, WV 25701

(1)	In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table of any shares of common stock if he has sole or shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the date as of which beneficial ownership is being determined. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares. Includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.
(2)	Includes 1,999,667 shares of common stock issuable upon conversion of shares of preferred stock.
(3)	Includes 933,333 shares of common stock issuable upon conversion of shares of preferred stock.
(4)	Includes 216,667 shares of common stock issuable upon conversion of shares of preferred stock.

The table below sets forth certain information regarding our Board of Directors and executive officers, including the terms of office of board members and the ownership of our securities.

					Shares of Common
				Current	Stock Beneficially		Percent of	Preferred	Percent of
			Director	Term to	Owned on Filing		Common	Shares	Preferred
Names and Address (1)	Age (2)	Position Held	Since	Expire	Date (3)		Shares	Owned	Shares
Directors/Nominees:

Marshall T. Reynolds	79	Chairman and Director	2006	2016	2,361,370	(4)	15.56%	56	27.18%

Douglas V. Reynolds	39	President and
		Chief Executive Officer	2008	2016	1,515,684	(5)	10.48%	13	6.31%

Samuel G. Kapourales	80	Director	2010	2016	761,474	(6)	5.25%	16	7.77%

Jack M. Reynolds	50	Director	2006	2016	458,216	(7)	3.21%	1	0.49%

Neal W. Scaggs	79	Director	2006	2016	670,206	(8)	4.62%	16	7.77%

Joseph L. Williams	70	Director	2006	2016	140,716	(9)	0.99%	1	0.49%

Keith Molihan	73	Director	2008	2016	24,167	(10)	0.17%	1	0.49%

Nester S. Logan	76	Director	2010	2016	604,642	(11)	4.18%	14	6.80%

Bruce H. Elliott	60	Director	2014	2016	198,000		1.39%	-	0.00%

Charles P. Crimmel	42	Chief Financial Officer	n/a	n/a	-		0.00%	-	0.00%

All Directors and Executive Officers as a Group (10 persons)					6,734,474	(12)	41.55%	118	57.28%

*	Less than 1%.
(1)	The mailing address for each person listed is 75 West 3rd Ave., Huntington, WV 25701.
(2)	As of September 30, 2015.
(3)	In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table of any shares of common stock if he has sole or shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the date as of which beneficial ownership is being determined. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares. Includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.
(4)	Includes 933,333 shares of common stock issuable upon conversion of shares of preferred stock.
(5)	Includes 216,667 shares of common stock issuable upon conversion of shares of preferred stock.
(6)	Includes 266,667 shares of common stock issuable upon conversion of shares of preferred stock.
(7)	Includes 16,667 shares of common stock issuable upon conversion of shares of preferred stock.
(8)	Includes 266,667 shares of common stock issuable upon conversion of shares of preferred stock.
(9)	Includes 16,667 shares of common stock issuable upon conversion of shares of preferred stock.
(10)	Includes 16,667 shares of common stock issuable upon conversion of shares of preferred stock.
(11)	Includes 233,333 shares of common stock issuable upon conversion of shares of preferred stock.
(12)	Includes 1,966,667 shares of common stock issuable upon conversion of shares of preferred stock.

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

Prior to a $1,163,000 refinancing agreement with United Bank, Inc. on September 16, 2015, the Company had a five year term note agreement with First Guaranty Bank, Hammond, Louisiana. Mr. Marshall Reynolds is the Chairman of the Board of Directors of First Guaranty Bank and owns greater than 10% of the common stock of First Guaranty Bank’s holding company, First Guaranty Bancshares, Inc. In addition, Messrs. Douglas Reynolds and Jack Reynolds, the sons of Marshall Reynolds, are also significant stockholders of First Guaranty Bancshares, Inc. The largest aggregate amount of principal outstanding of the loan was $1,644,690. As of September 16, 2015, we paid approximately $482,000 in principal and approximately $88,000 in interest since the beginning of the loan, January 31, 2014. The interest rate on the loan was 3.55%.

Other than as disclosed above, there were no related party transactions.

Board Independence

The Board of Directors consists of a majority of “independent directors” within the meaning of the NYSE MKT corporate governance listing standards. The Board of Directors has determined that Messrs. Scaggs, Molihan, Logan, Williams, Kapourales, and Elliott are “independent directors” within the meaning of such standards. There were no transactions not required to be reported under “—Certain Relationships and Related Transactions” that were considered in determining the independence of our directors.

ITEM 14.            Principal Accountant Fees and Services

Audit Fees

We were billed by Arnett Carbis Toothman, our independent registered public accountant, $119,000 and $133,000 for the services they have performed in connection with the audit of our financial statements included in our Annual Report for fiscal 2015 and 2014, respectively and for the review of interim financial statements included in our quarterly reports on Form 10-Q during these periods.

Audit-Related Fees

During fiscal years 2015 and 2014, we had no audit-related fees.

Tax Fees

During the fiscal years ended September 30, 2015 and 2014, we were billed by Arnett Carbis Toothman $31,000 and $40,000, respectively, for tax compliance services.

All Other Fees

During fiscal years 2015 and 2014, we were billed by Arnett Carbis Toothman, $3,000 and $2,337, respectively, for fees billed for products and services provided by our independent registered public accounting firm other than those set forth above. These fees consisted primarily of travel and postage expenses.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

The audit committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to particular service or category of services and is generally subject to a specific budget. The audit committee has delegated pre-approval authority to its Chairman when expedition of services is necessary. The independent registered public accounting firm and management are required to periodically report to the full audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. All of the fees paid in the audit-related, tax and all other categories during 2015 and 2014 were approved per the pre-approval policies.

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

(a)(3)	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment to the Registrant’s Certificate of Incorporation (1)
3.4	Certificate of Designations Series A Preferred Stock (7)
4	Form of Certificate of Common Stock (1)
10.1	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.(1)
10.2	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.(1)
10.3	Form of Letter Agreement between Chapman Printing Co. and the Registrant regarding administrative support.(1)
10.4	Form of Amended Registration Rights Agreement among the Registrant and the Initial Stockholders.(1)
10.5	Term Note Agreement with United Bank, Inc. (8)
10.6.1	Energy Services of America Corporation Employee Stock Purchase Plan (3)
10.6.2	Energy Services of America Corporation Long Term Incentive Plan (4)
10.7	Management Incentive Plan (5)
10.8	Line of Credit Agreement with United Bank, Inc. (9)
14	Code of Ethics (1)
21	List of subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registration Statement on Form S-1 of Energy Services of America Corp. (file no. 333-133111), originally filed with the Securities and Exchange Commission on April 7, 2006, as amended.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2008.
(3)	Filed as Appendix A to the Schedule 14-A filed with the Securities and Exchange Commission on October 16, 2008.
(4)	Filed as Appendix A to the Schedule 14-A filed with the Securities and Exchange Commission on July 2, 2010.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 21, 2010.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 29, 2012.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on August 8, 2013.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2014
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2015

(b) The exhibits listed under (a)(3) above are filed herewith.

(c) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY SERVICES OF AMERICA CORPORATION

Date: December 17, 2015	By:	/s/ Douglas V. Reynolds
Douglas V. Reynolds
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Position	Date

By	/s/ Marshall T. Reynolds	Chairman of the Board	December 17, 2015
Marshall T. Reynolds

By	/s/ Jack Reynolds	Director	December 17, 2015
Jack R. Reynolds

		Chief	December 17, 2015
By	/s/ Charles P. Crimmel	Financial Officer
	Charles P. Crimmel	(Principal Financial and Accounting Officer)

By	/s/ Neal W. Scaggs	Director	December 17, 2015
Neal W. Scaggs

By	/s/ Joseph L. Williams	Director	December 17, 2015
Joseph L. Williams

By	/s/ Keith Molihan	Director	December 17, 2015
Keith Molihan

By	/s/ Nester S. Logan	Director	December 17, 2015
Nester S. Logan

By	/s/ Bruce H. Elliott	Director	December 17, 2015
Bruce H. Elliott

By	/s/ Samuel G. Kapourales	Director	December 17, 2015
Samuel G. Kapourales

By	/s/ Douglas V. Reynolds	President and Chief	December 17, 2015
	Douglas V. Reynolds	Executive Officer, and Director
(Principal Executive Officer)

actcpas.com 101 Washington Street East P.O. Box 2629 Charleston, WV 25329 304.346.0441 office│ 304.346.8333 fax 800.642.3601

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors

Energy Services of America Corporation

Huntington, West Virginia

We have audited the accompanying consolidated balance sheets of Energy Services of America Corporation and subsidiaries as of September 30, 2015 and 2014, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Services of America Corporation and subsidiaries as of September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the two-year period then ended in conformity with U.S. generally accepted accounting principles.

Charleston, West Virginia

December 17, 2015

gfr/03096-0001/audit/corr/

opinion 15/2015/9-30

Bridgeport, WV • Buckhannon, WV • Charleston, WV • Columbus, OH • Lewisburg, WV • Meadville, PA • Morgantown, WV • New Castle, PA • Pittsburgh, PA

ENERGY SERVICES OF AMERICA CORPORATION

CONSOLIDATED BALANCE SHEETS

As of September 30, 2015 and 2014

	2015	2014
Assets

Current assets
Cash and cash equivalents	$1,493,040	$2,654,154
Accounts receivable-trade	21,338,455	14,544,399
Allowance for doubtful accounts	(147,922)	(158,487)
Retainages receivable	3,313,995	1,278,418
Other receivables	265,695	347,421
Costs and estimated earnings in excess of billings on uncompleted contracts	6,745,377	9,326,557
Deferred tax asset	1,126,697	3,329,920
Prepaid expenses and other	2,372,968	1,823,132
Assets of discontinued operations	1,739,324	1,234,550
Total current assets	38,247,629	34,380,064
Property, plant and equipment, at cost	33,494,845	30,287,192
less accumulated depreciation	(25,075,178)	(22,381,955)
Assets of discontinued operations, net	-	-
Total fixed assets	8,419,667	7,905,237

Long-term notes receivable	137,281	-

Total assets	$46,804,577	$42,285,301

Liabilities and shareholders' equity
Current liabilities
Current maturities of long-term debt	$2,376,577	$2,538,461
Lines of credit and short term borrowings	4,516,235	760,132
Accounts payable	3,671,847	5,443,948
Accrued expenses and other current liabilities	4,301,439	3,485,042
Billings in excess of costs and estimated earnings on uncompleted contracts	2,672,294	723,161
Income tax payable	171,782	62,505
Liabilities of discontinued operations	101,409	387,227
Total current liabilities	17,811,583	13,400,476

Long-term debt, less current maturities	6,802,451	7,936,533
Deferred income taxes payable	1,903,907	2,480,016
Liabilities of discontinued operations	-	13,170
Total liabilities	26,517,941	23,830,195

Shareholders' equity

Preferred stock, $.0001 par value Authorized 1,000,000 shares, 206 issued at September 30, 2015 and 2014	-	-

Common stock, $.0001 par value Authorized 50,000,000 shares 14,839,836 issued and 14,239,836 outstanding at September 30, 2015 and 2014	1,484	1,484

Treasury stock, 600,000 shares at September 30, 2015 and 2014	(60)	(60)

Additional paid in capital	61,289,260	61,289,260
Retained earnings (deficit)	(41,004,048)	(42,835,578)
Total shareholders' equity	20,286,636	18,455,106
Total liabilities and shareholders' equity	$46,804,577	$42,285,301

ENERGY SERVICES OF AMERICA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

For the years ended September 30, 2015 and 2014

	2015	2014

Revenue	$116,800,046	$93,273,139

Cost of revenues	105,935,841	84,761,921

Gross profit	10,864,205	8,511,218

Selling and administrative expenses	6,584,334	6,355,609
Income from operations	4,279,871	2,155,609

Other income (expense)
Interest income	1,278	1,191
Other nonoperating income	12,421	8,417
Interest expense	(761,079)	(841,975)
Gain on sale of equipment	179,031	37,477
	(568,349)	(794,890)
Income from continuing operations before income taxes	3,711,522	1,360,719
Income tax expense (benefit)	1,597,332	(2,342,244)
Income from continuing operations	2,114,190	3,702,963
Dividends on preferred stock	309,000	386,250
Income from continuing operations available to common shareholders	1,805,190	3,316,713
Income (loss) from discontinued operations net of tax benefit of $26,340 in 2015 and tax expense of $54,766 in 2014	26,340	(54,766)
Net income available to common shareholders	$1,831,530	$3,261,947

Weighted average shares outstanding-basic	14,239,836	14,392,194
Weighted average shares-diluted	17,673,169	17,802,443
Earning per share from continuing operations available to common shareholders	$0.127	$0.230
Earnings per share from continuing operations-diluted available to common shareholders	$0.102	$0.186

Earnings per share available to common shareholders	$0.129	$0.227

Earnings per share-diluted available to common shareholders	$0.104	$0.183

ENERGY SERVICES OF AMERICA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended September 30, 2015 and 2014

	2015	2014
Cash flows from operating activities:

Net income available to common shareholders	$1,831,530	$3,261,947
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	3,291,386	3,384,504
Gain on sale/disposal of equipment	(179,031)	(16,644)
Provision for deferred taxes	1,109,597	(2,242,078)
(Increase) decrease in contracts receivable	(6,804,621)	1,883,884
(Increase) decrease in retainage receivable	(2,035,577)	1,678,336
(Increase) decrease in other receivables	81,726	(53,042)
(Increase) decrease in cost and estimated earnings in excess of billings on uncompleted contracts	2,581,180	(291,601)
(Increase) decrease in prepaid expenses	(549,836)	368,419
Increase in notes receivable	(137,281)	-
Decrease in accounts payable	(2,095,715)	(1,876,562)
Increase in accrued expenses	791,688	95,314
Increase (decrease) in billings in excess of cost and estimated earnings on uncompleted contracts	1,949,133	(2,974,726)
Increase (decrease) in income taxes payable	171,782	(384,303)
Net cash provided by operating activities	5,961	2,833,448

Cash flows from investing activities:
Investment in property & equipment	(2,437,190)	(1,566,966)
Proceeds from sales of property and equipment	227,262	195,382
Net cash used in investing activities	(2,209,928)	(1,371,584)

Cash flows from financing activities:
Proceeds from private placement of preferred stock	-	249,998
Par value of stock issued to preferred shareholders	-	3
Treasury stock purchased by company	-	(30)
Borrowings on lines of credit and short term debt, net of (repayments)	3,756,103	(9,372,535)
Proceeds from long term debt	1,162,879	10,457,965
Principal payments on long term debt	(3,875,702)	(6,464,879)
Net cash provided by financing activities	1,043,280	(5,129,478)

Decrease in cash and cash equivalents	(1,160,687)	(3,667,614)
Cash beginning of period	2,672,268	6,339,882
Cash end of period	$1,511,581	$2,672,268

Supplemental schedule of noncash investing and financing activities:
Purchases of property & equipment under financing agreements	$1,416,857	$142,630
Insurance premiums financed	$2,349,760	$2,268,510

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$761,079	$914,125
Income taxes	$243,998	$396,000
Insurance premiums	$2,343,657	$2,479,708
Dividends paid on preferred stock	$309,000	$386,250

ENERGY SERVICES OF AMERICA CORPORATION

 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

 For the years ended September 30, 2015 and 2014

						Total
	Common Stock		Additional Paid	Retained	Treasury	Shareholders'
	Shares	Amount	in Capital	Earnings (deficit)	Stock	Equity

Balance at September 30, 2013	14,514,836	$1,481	$61,039,262	$(46,097,525)	$(30)	$14,943,188

Private placement of preferred stock	25,000	3	249,998	-	-	250,001

Treasury stock purchased by company	(300,000)	-	-	-	(30)	(30)

Net income available to common shareholders	-	-	-	3,261,947	-	3,261,947

Balance at September 30, 2014	14,239,836	$1,484	$61,289,260	$(42,835,578)	$(60)	$18,455,106

Net income available to common shareholders	-	-	-	1,831,530	-	1,831,530

Balance at September 30, 2015	14,239,836	$1,484	$61,289,260	$(41,004,048)	$(60)	$20,286,636

ENERGY SERVICES OF AMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION:

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

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed-rate debt to unrelated parties was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $13.7 million at September 30, 2015 was $13.6 million.

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

Self Insurance

The Company has its workers compensation, general liability and auto insurance through a captive insurance company. While the Company believes that this arrangement has been very beneficial in reducing and stabilizing insurance costs the Company does have to maintain a restricted cash account to guarantee payments of premiums. That restricted account had a balance of $1.6 million as of September 30, 2015. Should the captive experience severe losses over an extended period, it could have a detrimental effect on the Company.

Advertising

All advertising costs are expensed as incurred. Total advertising expense was $40,000 and $71,600 for the years ended September 30, 2015 and 2014, respectively. In fiscal year 2014, both C.J. Hughes and Nitro Electric invested in updating their corporate identities and marketing materials.

Stock Compensation Plans

The Company has issued restricted stock under its Long-Term Incentive Plan. The Company accounts for its equity based compensation as prescribed by U.S. Generally Accepted Accounting Principles for share-based payments. The Company has adopted a fair value based method of accounting for employee equity based plans, whereby compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. As a result, compensation expense relating to stock compensation plans will be reflected in net income as part of “Salaries and employee benefits” on the Consolidated Statements of Income. For the year ending September 30, 2015 and 2014 respectively, $0 and $0 was recognized as compensation expense.

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

New Accounting Pronouncements

In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 for all entities by one year. In June 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers“(“ASU 2014-09”).  ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606 Revenue from Contracts with Customers. With the amendments in ASU 2015-14, ASU 2014-09 will be effective for the Company beginning after December 15, 2017, including interim periods. The Company expects that the adoption of ASU 2014-09 will not have a material impact on its financial statements or disclosure.

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

The operating results for S.T. Pipeline, Inc. for the years ended September 30, 2015 and 2014 are as follows:

	2015	2014

Revenue	$-	$(3,000)

Cost of revenues	-	(106,734)

Gross profit from discontinued operations	-	103,734

Selling and administrative expenses	-	83,301
Income from discontinued operations	-	20,433

Other income (expense)
Other nonoperating income	-	400
Loss on sale of equipment	-	(20,833)
	-	(20,433)
Income before income taxes	-	-
Income tax expense (benefit)	(26,340)	54,766
Net income (loss) from discontinued operations	$26,340	$(54,766)

The following table shows the components of asset and liabilities that are classified as discontinued operations in the Company’s consolidated balances sheets for the years ended September 30, 2015 and 2014.

	September 30,	September 30,
	2015	2014

Cash	$18,541	$18,114
Deferred tax asset	1,720,783	1,216,436
Assets of discontinued operations-current	1,739,324	1,234,550
Property, plant, and equipment, net	-	-
Total assets of discontinued operations	1,739,324	1,234,550

Accounts payable	80,345	403,959
Accrued expenses and other current liabilities	21,064	(16,732)
Liabilities of discontinued operations-current	101,409	387,227
Liabilities of discontinued operations-long term	-	13,170
Total liabilities of discontinued operations	101,409	400,397

Net assets	$1,637,915	$834,153

Cash flows from discontinued operations for years ended September 30, 2015 and 2014 are as follows:

	2015	2014
Cash Flows from operating activities:

Net income (loss)	$26,340	$(54,766)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain loss on sale/disposal of equipment	-	20,833
Provision for deferred taxes	(517,517)	81,266
Increase in contracts receivable	-	(268,431)
Decrease in retainage receivable	-	290,688
Decrease in other receivables	-	22,807
Decrease in accounts payable	(323,614)	(953,390)
Increase (decrease) in accrued expenses	(24,709)	32,657
Advance from parent	777,422	586,455
Increase (decrease) in income tax payable	62,505	(62,505)
Net cash provided by (used in) operating activities	427	(304,386)

Cash flows from investing activities:
Proceeds from sales of property and equipment	-	135,000
Net cash provided by investing activities	-	135,000

Cash flows from financing activities:
Principle payments on long term debt	-	-
Net cash provided by (used in) financing activities	-	-

Increase (decrease) in cash and cash equivalents	427	(169,386)
Cash beginning of period	18,114	187,500
Cash end of period	$18,541	$18,114

Supplemental schedule of noncash investing and financing activities:
None	$-	$-

Supplemental disclosures of cash flows information:
None	$-	$-

Continuing cash flows are expected to be generated through December 31, 2015.

4.	GOODWILL AND INTANGIBLE ASSETS

A summary of changes in the Company’s goodwill is as follows:

Year Ended September 30,
	2015	2014

Balance at beginning of year	$-	$-
Impairment	-	-
Balance at end of year	$-	$-

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

5.	ACCOUNTS RECEIVABLE

Activity in the Company’s allowance for doubtful accounts consists of the following:

	Year Ended September 30,
	2015	2014
Continuing Operations
Balance at beginning of year	$158,487	$236,657
Charged to expense	-	-
Deductions for uncollectible receivables written off, net of recoveries	(10,565)	(78,170)
Balance at end of year	$147,922	$158,487

Discontinued Operations
Balance at beginning of year	$-	$300,000
Charged to expense	-	-
Deductions for uncollectible receivables written off, net of recoveries	-	(300,000)
Balance at end of year	$-	$-

6.	UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

	Year Ended September 30,
	2015	2014
Costs incurred on contracts in progress	$124,388,637	$114,771,991
Estimated earnings, net of estimated losses	17,475,207	10,765,989
	141,863,844	125,537,980
Less billings to date	137,790,761	116,934,584
	$4,073,083	$8,603,396

Costs and estimated earnings in excess of billed on uncompleted contracts	$6,745,377	$9,326,557

Less billings in excess of costs and estimated earnings on uncompleted contracts	2,672,294	723,161

	$4,073,083	$8,603,396

7.	CLAIMS

The Company does not have any claims receivable as of September 30, 2015. Claims receivable is a component of cost and estimated earnings in excess of billing.

8.	PROPERTY AND EQUIPMENT

Property and Equipment consists of the following:

	Year Ended September 30,
	2015	2014

Land	$1,141,707	$777,231
Buildings and leasehold improvements	1,937,547	703,037
Operating equipment and vehicles	29,922,752	28,268,036
Office equipment, furniture and fixtures	485,537	439,557
Assets not yet in service	7,302	99,331
	33,494,845	30,287,192
Less accumulated depreciation	25,075,178	22,381,955

Property and equipment, net	$8,419,667	$7,905,237

9.	SHORT-TERM DEBT

Short-term debt consists of the following:

On February 27, 2015, the Company established a $10.0 million line of credit with United Bank, Inc. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 6.0%. Cash available under the line is calculated based on a percentage of the accounts receivable with certain exclusions. Major items excluded from the calculation are certain percentages of receivables from bonded jobs and retainage as well as all items greater than one hundred twenty (120) days old. At September 30, 2015 the Company had borrowed $4,500,000 against the line of credit. The line of credit matures on February 27, 2016, but the Company expects the line of credit will be renewed annually.

The Company also finances insurance policy premiums on a short-term basis through a financing company. These insurance policies include: workers’ compensation, general liability, automobile, umbrella, and equipment policies. It is typical that the Company makes a down payment in January and finances the remaining premium amount over nine or ten monthly payments. In January 2015, The Company financed $2.3 million in insurance premium policies. At September 30, 2015, the balance of the remaining premiums to be paid was $16,000.

10.	LONG-TERM DEBT

A summary of long-term debt as of September 30, 2015 and 2014 is as follows:

	2015	2014

Line of credit payable to bank, monthly interest at 6.5%, final payment due by May 25, 2015.	$-	$750,000

Line of credit payable to bank, monthly interest at 6.0%, final payment due by February 27, 2016.	4,500,000	-

Note payable to bank, due in monthly installments of $5,000, including interest at 6.75%, final payment due June 2017, secured by real estate, vehicles, and equipment.	-	185,828

Notes payable to finance companies, due in monthly installments totaling $40,603 including interest ranging from 1.0% to 10.09%, final payments due October 2015 through June 2019, secured by equipment.	663,425	1,057,309

Notes payable to bank, due in monthly installments totaling $7,799, including interest at 4.75%, final payment due November 2034 secured by building and property.	1,172,732	-

Notes payable to bank, due in monthly installments totaling $172,473, including interest at 6.5%, final payment due February 2019 secured by equipment.	6,196,209	7,800,338

Notes payable to bank, due in monthly installments totaling $30,900, including interest at 5.0%, final payment due February 2019 secured by equipment.	1,162,897	-

Notes payable to bank, due in monthly installments totaling $29,983, including interest at 3.55%, final payment due February 2019 secured by equipment.	-	1,441,651

Total Debt	13,695,263	11,235,126

Less current maturities	6,892,812	3,298,593

Total long term debt	$6,802,451	$7,936,533

Future expected payments due on long-term debt are as follows:

2016	$6,892,812
2017	2,397,257
2018	2,447,887
2019	927,403
2020	66,397
Thereafter	963,507
$13,695,263

11.	INCOME TAXES

The components of income taxes are as follows:

	Year Ended September 30,
	2015	2014

Federal
Current	$2,001,910	$(1,227,207)
Deferred	(373,170)	(886,403)
Total	1,628,740	(2,113,610)

State
Current	8,106	(17,444)
Deferred	(65,854)	(156,424)
Total	(57,748)	(173,868)

Total income tax expense (benefit)	$1,570,992	$(2,287,478)

The provision for income taxes differs from the amount computed by applying the federal statutory rate of 34% on income from operations, as indicated in the following analysis:

	Year Ended September 30,
	2015	2014

Statutory rate	34.00%	34.00%
Meals	6.13%	12.00%
Other	1.98%	2.36%
Valuation allowance	-7.15%	-237.39%
State income taxes	7.36%	21.25%
Effective tax rate	42.32%	-167.78%

Deferred income taxes provide for significant differences between the basis of assets and liabilities for financial reporting and income tax reporting. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The income tax effects of temporary differences giving rise to the deferred tax assets and liabilities are as follows:

	Year Ended September 30,
	2015	2014

Deferred income tax assets
Net operating loss carryforward	$1,218,114	$3,018,763
Other deferred assets	1,683,683	1,847,108
Less valuation allowance	(54,317)	(319,515)
Total deferred income tax assets	2,847,480	4,546,356

Continuing operations	1,126,697	3,329,920
Discontinued operations	1,720,783	1,216,436
Total deferred income tax assets	$2,847,480	$4,546,356

Deferred income tax liabilities
Current
Claims in progress	$-	$-
Total deferred income tax liabilities-Current	-	-

Continuing operations	-	-
Discontinued operations	-	-
Total deferred income tax liabilities-Current	$-	$-

Long-term
Property and equipment	$1,895,577	$2,219,022
Other deferred liabilities	8,330	274,164
Total deferred income tax liabilities-LT	1,903,907	2,493,186

Continuing operations	1,903,907	2,480,016
Discontinued operations	-	13,170
Total deferred income tax liabilities-LT	$1,903,907	$2,493,186

In fiscal year 2012, the Company established a valuation allowance against its deferred tax assets to offset a significant portion of the Company’s federal and state tax net operating loss (NOL) benefits that were not expected to be used in future years due to the Going Concern opinion. With the Company’s improved financial condition in fiscal year 2014 and projections that NOL carry forwards will continued to be used, the Company reversed a $3.5 million valuation allowance that previously existed. This resulted in the $2.3 million tax benefit recognized in fiscal year 2014. At September 30, 2014, the Company had tax assets related to federal NOL carry forwards valued at $2.7 million with no federal NOL valuation allowance remaining. At September 30, 2015, the Company had tax assets related to federal NOL carry forwards valued at $1.1 million.

The Company had a net operating loss carryover for federal income tax purposes at September 30, 2014 of $7,663,156 available to offset future taxable income. In 2015, $4,460,807 of loss carryover was applied to taxable income, decreasing the carryover to $3,202,349. The carryovers expire beginning in the year ended September 30, 2024.

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

12.	EARNINGS PER SHARE

Earnings per share for the years ended September 30, 2015 and 2014 are as follow:

	2015	2014

Income from continuing operations	$2,114,190	$3,702,963

Dividends on preferred stock	309,000	386,250

Income available to common shareholders-continuing operations	$1,805,190	$3,316,713

Weighted average shares outstanding	14,239,836	14,392,194

Weighted average shares outstanding-diluted	17,673,169	17,802,443

Earnings per share from continuing operations available to common shareholders	$0.127	$0.230

Earnings per share from continuing operations available to common shareholders-diluted	$0.102	$0.186

Income (loss) from discontinued operations	$26,340	$(54,766)

Weighted average shares outstanding	14,239,836	14,392,194

Weighted average shares outstanding-diluted	17,673,169	14,392,194

Earnings (loss) per share from discontinued operations	$0.002	$(0.004)

Earnings (loss) per share from discontinued operations-diluted	$0.001	$(0.004)

Net income	$2,140,530	$3,648,197

Dividends on preferred stock	309,000	386,250

Net income available to common shareholders	$1,831,530	$3,261,947

Earnings per share available to common shareholders	$0.129	$0.227

Earnings per share available to common shareholders-diluted	$0.104	$0.183

13.	STOCK PURCHASE PLAN

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

The major plan provisions cover the purposes of the plan, effective date and duration, administration, eligibility, stock type, stock purchase limitations, price of stock, participation election, payroll deductions, payment for stock, date of purchase, termination of agreement, termination of employment, recapitalization, change of control, assignability, Stockholder rights, compliance with Internal Revenue Code Section 423, amendment and termination, application of funds, tax withholdings, governing laws, employment at will and arbitration. There have been no agreements with any employees made under this plan as of the year ended September 30, 2015.

14. LONG TERM INCENTIVE PLAN

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

On August 11, 2010 a total of 51,000 shares were granted to six officers of the Company at a grant date fair value per share of $4.22. These grants vested over a period of three years. Market value of the grants was $215,220 and was recognized as compensation expense over the vesting period. For the years ending September 30, 2015 and 2014, respectively, $0 and $0 were recognized as compensation expense and $0 and $0 as deferred tax benefit as a result of these grants. The holders of the restricted stock do not receive dividends and do not have the right to vote the shares.

All stock grants have vested or been forfeited as of September 30, 2015.

15.	RELATED PARTY TRANSACTIONS

We intend that all transactions between us and our executive officers, directors, holders of 10% or more of the shares of any class of our common stock and affiliates thereof, will be on terms no less favorable than those terms given to unaffiliated third parties and will be approved by a majority of our independent outside directors not having any interest in the transaction.

Prior to a $1,163,000 refinancing agreement with United Bank, Inc. on September 16, 2015, the Company had a five year term note agreement with First Guaranty Bank, Hammond, Louisiana. Mr. Marshall Reynolds is the Chairman of the Board of Directors of First Guaranty Bank and owns greater than 10% of the common stock of First Guaranty Bank’s holding company, First Guaranty Bancshares, Inc. In addition, Messrs. Douglas Reynolds and Jack Reynolds, the sons of Marshall Reynolds, are also significant stockholders of First Guaranty Bancshares, Inc. The largest aggregate amount of principal outstanding of the loan was $1,644,690. As of September 16, 2015, we paid approximately $482,000 in principal and approximately $88,000 in interest since the beginning of the loan, January 31, 2014. The interest rate on the loan was 3.55%.

Other than as disclosed above, there were no transactions.

Certain Energy Services subsidiaries routinely engage in transactions in the normal course of business with each other, including sharing employee benefit plan coverage, payment for insurance and other expenses on behalf of other affiliates, and other services incidental to business of each of the affiliates. All revenue and related expense transactions, as well as the related accounts payable and accounts receivable have been eliminated.

17.	LEASE OBLIGATIONS

The Company leases various equipment and office space under operating lease agreements with terms up to 60 months, with renewal options of up to an additional 60 months.

The future minimum lease payments under operating leases as of September 30, 2015, are as follows:

2016	$91,345
2017	50,346
2018	16,603
2019	-
2020	-
$158,294

18. MAJOR CUSTOMERS

Revenues for the year ending September 30, 2015 were $116.8 million. Two major customers accounted for more than 10% each and totaled 37.4% of revenues. Receivables from two major customers were greater than 10% individually and totaled $10.1 million, which represented 47.1% of the total receivables at September 30, 2015. Virtually all work performed for major customers was awarded under competitive bid fixed price or unit price arrangements. The loss of a major customer could have a severe impact on the profitability of operations of the Company. However, due to the nature of the Company’s operations, the major customers and sources of revenues may change from year to year.

19.	RETIREMENT AND EMPLOYEE BENEFIT PLANS

In 2015 and 2014, C. J. Hughes Construction Company, Inc., maintained a tax-qualified 401(k) retirement plans for union employees. Employees can contribute up to 15% of eligible wages, provided the compensation deferred for a plan year did not exceed the indexed dollar amount set by the Internal Revenue Service which was $18,000 for 2015 and $17,500 for 2014. C. J. Hughes’ match of $0.25 on each dollar contributed up to 6% of eligible wages was previously discontinued in January 2013, but was reinstated in April 2014. C. J. Hughes contributed $5,401 for the fiscal year ended September 30, 2015 to the union plan. Additionally, each plan year, C. J. Hughes may make a discretionary profit-sharing contribution for participants who are actively employed on the last day of the plan year. No discretionary profit-sharing contribution was made for the 2015 or 2014 plan year.

Additionally, C. J. Hughes maintained a tax qualified 401(k) retirement plan for non-union employees. The C. J. Hughes plan provided that employees can contribute up to 15% of eligible wages, provided the compensation deferred for a plan year did not exceed the indexed dollar amount set by the Internal Revenue Service which was $18,000 for 2015 and $17,500 for 2014. C. J. Hughes’ match of $0.25 on each dollar contributed up to 6% of eligible wages was previously discontinued in January of 2013, but reinstated in April 2014.

Additionally, each plan year, C. J. Hughes may make a discretionary profit-sharing contribution for participants who are actively employed on the last day of the plan year. No discretionary profit-sharing contribution was made for the 2015 or 2014 plan year.

Effective November 1, 2009, ST Pipeline, Inc. a wholly owned subsidiary of the Company became an adopting employer of the 401(k) retirement plan for non-union employees sponsored by C. J. Hughes Construction Company, Inc.

In 2009, Nitro Electric, a wholly owned subsidiary of the Company maintained a tax-qualified 401(k) retirement plan for non-union employees. Employees are eligible to participate upon date of hire. Employees may contribute eligible wages up to maximum indexed dollar amount set by the Internal Revenue Service which was $18,000 for 2015 and $17,500 for 2014. Nitro Electric may make annual discretionary matching contributions and/or profit sharing contributions to the plan. The matching contribution formula for the 2015 and 2014 plan year was $0.25 on each dollar contributed up to 6% of eligible wages. The match was previously discontinued in January 2013, but was reinstated in April 2014. No profit sharing contribution was made for the 2015 or 2014 plan year.

Effective December 1, 2009, the C. J. Hughes Construction Company, Inc. 401(k) Plan for non-union employees was amended and restated and the Nitro Electric 401(k) Plan for non-union employees was merged into the C. J. Hughes Construction Company, Inc. 401(k) Plan for non-union employees. Employees are immediately eligible for the Plan upon date of hire but must wait until a quarterly entry date to join the Plan. Employees may contribute eligible wages up to the maximum indexed dollar amount set by the Internal Revenue Service which was $18,000 for 2015 and $17,500 for 2014. C. J. Hughes’ match of $0.25 on each dollar contributed up to 6% of eligible wages was previously discontinued in January of 2013, but was reinstated in April 2014.

Additionally, each plan year C. J. Hughes may make discretionary profit sharing contributions for participants who are actively employed on the last day of the plan year. No discretionary profit sharing contribution was made for the 2015 or 2014 plan year.

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

Energy Services of America and its wholly owned subsidiaries contributed $57,098 for the fiscal year ended September 30, 2015.

20.	CREDIT RISK

Financial instruments which potentially subject the Company to credit risk consist primarily of cash, cash equivalents and contract receivables. The Company places its cash with high quality financial institutions. At times, the balances in such institutions may exceed the FDIC insurance limit of $250,000 on interest bearing accounts. As of September 30, 2015, the Company had no uninsured bank balances. The Company performs periodic credit evaluations of its customer’s financial condition and generally does not require collateral. Credit losses consistently have been within management’s expectations.

21.	COMMITMENTS AND CONTINGENCIES

During the normal course of operations, the companies are subject to certain subcontractor claims, mechanic’s liens, and other litigation. Management is of the opinion that no material obligations will arise from any pending legal proceedings. Accordingly, no provision has been made in the financial statements for such litigation.

22.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for 2014 and 2015 are summarized below:

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Continuing Operations

Revenue	$25,050,410	$14,044,424	$21,486,057	$32,692,248	$93,273,139
Operating Income (loss)	407,408	(155,023)	191,663	1,711,561	2,155,609
Net income from continuing operations	447,479	5,902	543,887	2,705,695	3,702,963
Dividends on preferred stock	154,500	77,250	77,250	77,250	386,250
Net income (loss) available to common shareholders	$292,979	$(71,348)	$466,637	$2,628,445	$3,316,713

Weighted-basic shares outstanding	14,527,227	14,513,169	14,239,836	14,239,836	14,392,194
Weighted-diluted shares outstanding	17,876,503	17,946,503	17,673,169	17,673,169	17,802,443

Earnings (loss) per share from continuing operations available to common shareholders	$0.020	$(0.005)	$0.033	$0.185	$0.230

Earnings (loss) per share from continuing operations-diluted available to common shareholders	$0.016	$(0.004)	$0.026	$0.149	$0.186

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Discontinued Operations

Revenue	$-	$(3,000)	$-	$-	$(3,000)
Operatining Income	20,833	(400)	-	-	20,433
Net Income (loss) from discontinued operations	$20,442	$(19,321)	$(27,849)	$(28,038)	$(54,766)

Weighted-basic shares outstanding	14,527,227	14,513,169	14,239,836	14,239,836	14,392,194
Weighted-diluted shares outstanding	17,876,503	14,513,169	14,239,836	14,239,836	14,392,194

Earnings (loss) per share from discontinued operations	$0.001	$(0.001)	$(0.002)	$(0.002)	$(0.004)
Earnings (loss) per share from discontinued operations-diluted	$0.001	$(0.001)	$(0.002)	$(0.002)	$(0.004)

2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Continuing Operations

Revenue	$23,145,595	$20,871,013	$35,120,857	$37,662,581	$116,800,046
Operating Income (loss)	212,161	(408,754)	1,413,619	3,062,845	4,279,871
Net income (loss) from continuing operations	(172,033)	(167,395)	779,638	1,673,980	2,114,190
Dividends on preferred stock	77,250	77,250	77,250	77,250	309,000
Net income (loss) available to common shareholders	$(249,283)	$(244,645)	$702,388	$1,596,730	$1,805,190

Weighted-basic shares outstanding	14,239,836	14,239,836	14,239,836	14,239,836	14,239,836
Weighted-diluted shares outstanding	14,239,836	14,239,836	17,673,169	17,673,169	17,673,169

Earnings (loss) per share from continuing operations available to common shareholders	$(0.018)	$(0.017)	$0.049	$0.112	$0.127

Earnings (loss) per share from continuing operations-diluted available to common shareholders	$(0.018)	$(0.017)	$0.040	$0.090	$0.102

2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Discontinued Operations

Revenue	$-	$-	$-	$-	$-
Operatining Income	-	-	-	-	-
Net Income (loss) from discontinued operations	$36,842	$(27,848)	$4,176	$13,170	$26,340

Weighted-basic shares outstanding	14,239,836	14,239,836	14,239,836	14,239,836	14,239,836
Weighted-diluted shares outstanding	14,239,836	14,239,836	17,673,169	17,673,169	17,673,169

Earnings (loss) per share from discontinued operations	$0.003	$(0.002)	$0.000	$0.001	$0.002
Earnings (loss) per share from discontinued operations-diluted	$0.003	$(0.002)	$0.000	$0.001	$0.001

23.	CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

 ENERGY SERVICES OF AMERICA CORPORATION (Parent Only)

BALANCE SHEETS

As of September 30, 2015 and 2014

	2015	2014
Assets

Current assets
Cash and cash equivalents	$564,044	$1,493,613
Other receivables	1,417	170,889
Deferred tax asset	3,583,128	3,305,800
Prepaid expenses and other	2,044,502	1,436,833
Total current assets	6,193,091	6,407,135
Property, plant and equipment, at cost	227,894	227,894
less accumulated depreciation	(213,061)	(211,621)
	14,833	16,273
Due from affiliates	6,852,724	6,146,489
Investment in subsidiaries	19,519,637	16,575,490

Total assets	$32,580,285	$29,145,387

Liabilities and shareholders’ equity
Current liabilities
Current maturities of long-term debt	$2,037,840	$1,923,623
Lines of credit and short term borrowings	4,516,235	760,132
Accounts payable	86,219	85,679
Accrued expenses and other current liabilities	325,084	335,897
Total current liabilities	6,965,378	3,105,331
Long-term debt, less current maturities	5,321,266	7,318,345
Deferred income taxes payable	7,005	266,605

Total liabilities	12,293,649	10,690,281

Shareholders’ equity

Preferred stock, $.0001 par value Authorized 1,000,000 shares,206 issued at September 30, 2015 and 2014	-	-

Common stock, $.0001 par value Authorized 50,000,000 shares 14,839,836 issued and 14,239,836 outstanding at September 30, 2015 and 2014	1,484	1,484

Treasury stock, 600,000 shares at September 30, 2015 and 2014	(60)	(60)

Additional paid in capital	61,289,260	61,289,260
Retained earnings (deficit)	(41,004,048)	(42,835,578)
Total shareholders' equity	20,286,636	18,455,106
Total liabilities and shareholders' equity	$32,580,285	$29,145,387

ENERGY SERVICES OF AMERICA CORPORATION (Parent Only)

STATEMENTS OF INCOME

For the years ended September 30, 2015 and 2014

	2015	2014

General and administrative expenses	$1,302,892	$1,764,184

Net loss from operations before taxes	(1,302,892)	(1,764,184)

Other nonoperating expense	(1,479)	(4,382)
Interest income	1,278	-
Interest expense	(640,472)	(674,232)
Interest allocation to subsidiaries	603,020	498,844

Net loss before tax	(1,340,545)	(1,943,954)

Income tax benefit	(536,928)	(530,210)

Net loss from parent	(803,617)	(1,413,744)

Equity in undistributed income income of subsidiaries	2,944,147	5,061,941

Dividends on preferred stock	(309,000)	(386,250)

Net income available to common shareholders	$1,831,530	$3,261,947

Weighted average shares outstanding- basic	14,239,836	14,392,194

Weighted average shares-diluted	17,673,169	17,802,443

Net earnings per share-basic available to common shareholders	$0.129	$0.227

Net earnings per share-diluted available to common shareholders	$0.104	$0.183

ENERGY SERVICES OF AMERICA CORPORATION (Parent Only)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended September 30, 2015 and 2014

	2015	2014
Cash flows form operating activities:
Net income available to common shareholders	$1,831,530	$3,261,947

Adjustments to reconcile net income to net cash provided by operating activities
Provision for current tax benefit	(275,751)	(779,557)
Provision for deferred income tax expense	(261,177)	249,347
Depreciation expense	1,440	8,223
Equity in undistributed income of subsidiaries	(2,944,147)	(5,061,941)
Advances from subsidiaries	(706,235)	4,651,119
Changes in:
(Increase) decrease in prepaid expenses	(607,669)	356,585
(Increase) decrease in other receivable	169,472	(169,472)
Increase (decrease) in accounts payable	540	(144,133)
Decrease in accrued expenses and other current liabilities	(10,813)	(48,669)
Net cash provided by (used in) operating activities	(2,802,810)	2,323,449

Cash flows from investing activities:
Investment in property & equipment	-	(7,250)
Net cash used in investing activities	-	(7,250)

Cash flows from financing activities:
Borrowings on lines of credit and short-term debt, net of (repayments)	3,756,103	(9,372,535)
Principal payments on long term debt	(3,045,741)	(5,615,064)
Proceeds from private placement of preferred stock	-	249,998
Par value of common stock issued to preferred shareholders	-	3
Treasury stock purchased by company	-	(30)
Proceeds from long term debt	1,162,879	10,457,965
Net cash provided by (used in) financing activities	1,873,241	(4,279,663)

Decrease in cash and cash equivalents	(929,569)	(1,963,464)
Cash beginning of period	1,493,613	3,457,077
Cash end of period	$564,044	$1,493,613

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Income taxes	$243,998	$270,000
Interest	$640,472	$746,382
Insurance premiums financed	$2,349,760	$2,268,510
Dividends on preferred stock	$309,000	$386,250

