Form 10-Q
period 2015-12-31
Energy Services of America CORP
filed 2016-02-11
CIK 1357971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2015

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

As of February 1, 2016, there were issued and outstanding 14,239,836 shares of the Registrant’s Common Stock.

ITEM 1. Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
Assets	2015	2015
	(Unaudited)
Current assets
Cash and cash equivalents	$3,384,608	$1,493,040
Accounts receivable-trade	19,624,017	21,338,455
Allowance for doubtful accounts	(147,922)	(147,922)
Retainages receivable	1,817,576	3,313,995
Other receivables	265,833	265,695
Costs and estimated earnings in excess of billings on uncompleted contracts	7,475,891	6,745,377
Deferred tax asset	487,570	1,126,697
Prepaid expenses and other	2,134,635	2,372,968
Assets of discontinued operations	1,727,428	1,739,324
Total current assets	36,769,636	38,247,629

Property, plant and equipment, at cost	36,681,526	33,494,845
less accumulated depreciation	(25,634,379)	(25,075,178)
Assets of discontinued operations, net	-	-
	11,047,147	8,419,667

Long-term notes receivable	137,281	137,281

Total assets	$47,954,064	$46,804,577

Liabilities and shareholders' equity
Current liabilities
Current maturities of long-term debt	$2,488,917	$2,376,577
Lines of credit and short term borrowings	4,250,000	4,516,235
Accounts payable	3,201,182	3,671,847
Accrued expenses and other current liabilities	4,645,073	4,301,439
Billings in excess of costs and estimated earnings on uncompleted contracts	2,462,094	2,672,294
Income tax payable	95,890	171,782
Liabilities of discontinued operations	24,513	101,409
Total current liabilities	17,167,669	17,811,583

Long-term debt, less current maturities	8,065,984	6,802,451
Deferred income taxes payable	1,812,169	1,903,907
Liabilities of discontinued operations	-	-
Total liabilities	27,045,822	26,517,941

Shareholders' equity

Preferred stock, $.0001 par value Authorized 1,000,000 shares, 206 issued at December 31, 2015 and
September 30, 2015	-	-
Common stock, $.0001 par value Authorized 50,000,000 shares 14,839,836 issued and 14,239,836 outstanding
December 31, 2015 shares and September 30, 2015	1,484	1,484

Treasury stock, 600,000 shares at December 31, 2015 and September 30, 2015	(60)	(60)

Additional paid in capital	61,289,260	61,289,260
Retained earnings (deficit)	(40,382,442)	(41,004,048)
Total shareholders' equity	20,908,242	20,286,636

Total liabilities and shareholders' equity	$47,954,064	$46,804,577

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2015	2014

Revenue	$34,374,091	$23,145,595

Cost of revenues	30,734,450	21,095,232

Gross profit	3,639,641	2,050,363

Selling and administrative expenses	2,184,626	1,838,202
Income from operations	1,455,015	212,161

Other income (expense)
Other nonoperating expense	(11,310)	(9,279)
Interest expense	(233,418)	(186,156)
Gain on sale of equipment	31,400	11,903
	(213,328)	(183,532)

Income from continuing operations before income taxes	1,241,687	28,629

Income tax expense	542,831	200,662

Income (loss) from continuing operations	698,856	(172,033)

Dividends on preferred stock	77,250	77,250

Income (loss) from continuing operations available to common shareholders	621,606	(249,283)

Income from discontinued operations net of tax benefit	-	36,842

Net income (loss) available to common shareholders	$621,606	$(212,441)

Weighted average shares outstanding-basic	14,239,836	14,239,836

Weighted average shares-diluted	17,673,169	14,239,836

Earnings (loss) per share from continuing operations available to common shareholders	$0.044	$(0.018)

Earnings (loss) per share from continuing operations-diluted available to common shareholders	$0.035	$(0.018)

Earnings (loss) per share available to common shareholders	$0.044	$(0.015)

Earnings (loss) per share-diluted available to common shareholders	$0.035	$(0.015)

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended	Three Months Ended
	December 31,	December 31,
Cash flows from operating activities:	2015	2014

Net income (loss) available to common shareholders	$621,606	$(212,441)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	595,677	864,155
Gain on sale/disposal of equipment	(31,400)	(11,903)
Provision for deferred taxes	551,583	109,587
Decrease in contracts receivable	1,714,438	60,933
(Increase) decrease in retainage receivable	1,496,419	(416,429)
(Increase) decrease in other receivables	(138)	170,232
(Increase) decrease in cost and estimated earnings in excess of billings on uncompleted contracts	(730,514)	5,228,041
Decrease in prepaid expenses	238,333	369,830
Decrease in accounts payable	(551,010)	(3,504,747)
Increase (decrease) in accrued expenses	351,277	(661,687)
Increase (decrease) in billings in excess of cost and estimated earnings on uncompleted contracts	(210,200)	1,439,319
Decrease in income taxes payable	(80,086)	-
Net cash provided by operating activities	3,965,985	3,434,890

Cash flows from investing activities:
Investment in property & equipment	(1,247,673)	(370,602)
Proceeds from sales of property and equipment	34,200	11,903
Net cash used in investing activities	(1,213,473)	(358,699)

Cash flows from financing activities:
Borrowings on lines of credit and short term debt, net of (repayments)	(266,235)	(760,132)
Principal payments on long term debt	(602,411)	(823,361)
Net cash used in financing activities	(868,646)	(1,583,493)

Increase in cash and cash equivalents	1,883,866	1,492,698
Cash beginning of period	1,511,581	2,672,268
Cash end of period	$3,395,447	$4,164,966

Supplemental schedule of noncash investing and financing activities:
Purchases of property & equipment under financing agreements	$1,978,284	$1,200,000

Supplemental disclosures of cash flows information:

Cash paid during the year for:
Interest	$233,418	$186,156
Income taxes	$61,334	$94,235
Insurance premiums	$16,235	$15,586
Dividends paid on preferred stock	$154,500	$154,500

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the three months ended December 31, 2015 and 2014

						Total
	Common Stock		Additional Paid	Retained	Treasury	Shareholders'
	Shares	Amount	in Capital	Earnings (deficit)	Stock	Equity

Balance at September 30, 2014	14,239,836	$1,484	$61,289,260	$(42,835,578)	$(60)	$18,455,106

Net loss available to common shareholders	-	-	-	(212,441)	-	(212,441)

Balance at December 31, 2014	14,239,836	$1,484	$61,289,260	$(43,048,019)	$(60)	$18,242,665

Balance at September 30, 2015	14,239,836	$1,484	$61,289,260	$(41,004,048)	$(60)	$20,286,636

Net income available to common shareholders	-	-	-	621,606	-	621,606

Balance at December 31, 2015	14,239,836	$1,484	$61,289,260	$(40,382,442)	$(60)	$20,908,242

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION:

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

The Company’s stock trades under the symbol “ESOA” on the OTC QB market place operated by the OTC Markets Group.

Interim Financial Statements

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the years ended September 30, 2015 and 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC on December 17, 2015. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the interim financial reporting rules and regulations of the SEC. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three months ended December 31, 2015, are not necessarily indicative of the results to be expected for the full year or any other interim period.

Principles of Consolidation

The consolidated financial statements of Energy Services include the accounts of Energy Services and its wholly owned subsidiary, C.J. Hughes and its subsidiaries, Nitro Electric and Contractors Rental. S.T. has been shown as discontinued operations for the three months ended December 31, 2015 and 2014. All significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, references to Energy Services include Energy Services and C.J. Hughes and C.J. Hughes’ subsidiaries.

Reclassifications

Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year.

2. UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts as of December 31, 2015 and September 30, 2015 are summarized as follows:

	December 31, 2015	September 30, 2015

Costs incurred on uncompleted contracts	$118,538,080	$124,388,637

Estimated earnings, net of estimated losses	14,954,930	17,475,207
	133,493,010	141,863,844

Less billing to date	128,479,213	137,790,761

	$5,013,797	$4,073,083

Costs and estimated earnings in excess of billings on uncompleted contracts	$7,475,891	$6,745,377

Less billings in excess of costs and estimated earnings on uncompleted contracts	2,462,094	2,672,294

	$5,013,797	$4,073,083

Backlog at December 31, 2015 and September 30, 2015 was $91.1 million and $71.3 million, respectively.

3. CLAIMS

The Company does not have any claims recorded as of December 31, 2015. Claims receivable is a component of cost and estimated earnings in excess of billing.

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

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed-rate debt to unrelated parties was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates for bank loans with similar terms and maturities. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $14.8 million at December 31, 2015 was $14.6 million.

The Company uses fair value measurements on a non-recurring basis in its assessment of goodwill and long-lived assets held and used. In accordance with its annual impairment test during the quarter ended September 30, 2012, the Company recorded a goodwill impairment charge of $36.9 million, which represented the entire amount of goodwill carried on the Company’s balance sheet. Refer to Note 4, Goodwill and Intangible Assets, of the Company’s Annual Report on Form 10-K for the year ended September 30, 2015 for further information.

5. DISCONTINUED OPERATIONS

Due to organizational changes and operating losses incurred in fiscal year 2012, the Company decided to discontinue the operations of its wholly owned subsidiary S.T. On May 14, 2013, the Company liquidated the operations of S.T. and realized $1.9 million from the sale.

The operating results for S.T. for the three months ended December 31, 2015 and 2014 are as follows:

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2015	2014

Revenue	$-	$-

Cost of revenues	-	-

Gross profit	-	-

Selling and administrative expenses	-	-
Income from discontinued operations	-	-

Other income (expense)
Other nonoperating income (expense)	-	-
Gain (loss) on sale of equipment	-	-
	-	-
Income before income taxes	-	-

Income tax benefit	-	(36,842)
Net income from discontinued operations	$-	$36,842

The following table shows the components of assets and liabilities that are classified as discontinued operations in the Company’s consolidated balance sheets at December 31, 2015 and at September 30, 2015.

	December 31,	September 30,
	2015	2015

Cash	$10,839	$18,541
Deferred tax asset	1,716,589	1,720,783
Assets of discontinued operations-current	1,727,428	1,739,324
Property, plant, and equipment, net	-	-
Total assets of discontinued operations	1,727,428	1,739,324

Accounts payable	-	80,345
Accrued expenses and other current liabilities	24,513	21,064
Liabilities of discontinued operations-current	24,513	101,409
Liabilities of discontinued operations-long term	-	-
Total liabilities of discontinued operations	24,513	101,409

Net assets	$1,702,915	$1,637,915

6. EARNINGS (LOSS) PER SHARE

The amounts used to compute the earnings (loss) per share for the three months ended December 31, 2015 and 2014 are summarized below.

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2015	2014

Income (loss) from continuing operations	$698,856	$(172,033)

Dividends on preferred stock	77,250	77,250

Income (loss) available to common shareholders-continuing operations	$621,606	$(249,283)

Weighted average shares outstanding	14,239,836	14,239,836

Weighted average shares outstanding-diluted	17,673,169	14,239,836

Earnings (loss) per share from continuing operations available to common shareholders	$0.044	$(0.018)

Earnings (loss) per share from continuing operations available to common shareholders-diluted	$0.035	$(0.018)

Income from discontinued operations	$-	$36,842

Weighted average shares outstanding	14,239,836	14,239,836

Weighted average shares outstanding-diluted	17,673,169	14,239,836

Earnings per share from discontinued operations	$-	$0.003

Earnings per share from discontinued operations-diluted	$-	$0.003

Net income (loss)	$698,856	$(135,191)

Dividends on preferred stock	77,250	77,250

Net income (loss) available to common shareholders	$621,606	$(212,441)

Earnings (loss) per share available to common shareholders	$0.044	$(0.015)

Earnings (loss) per share available to common shareholders-diluted	$0.035	$(0.015)

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

Wholly owned subsidiary C.J. Hughes is a general contractor primarily engaged in pipeline construction for utility companies. C.J. Hughes operates primarily in the mid-Atlantic region of the United States. Nitro Electric, a wholly owned subsidiary of C. J. Hughes, is an electrical and mechanical contractor that provides its services to the power, chemical and automotive industries. Nitro Electric operates primarily in the mid-Atlantic region of the United States. Contractors Rental, a wholly owned subsidiary of C.J. Hughes provides union building trade employees for projects managed by C.J. Hughes. All of the C.J. Hughes, Nitro Electric, and Contractors Rental production personnel are union members of various related construction trade unions and are subject to collective bargaining agreements that expire at varying time intervals.

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

Rice Energy

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

On February 27, 2015, the Company entered into a financing agreement (“Line of Credit” or “LOC”) with United Bank, Inc. to provide the Company with a $10.0 million revolving line of credit. This financing agreement is in addition to the prior Term Note arrangement with United Bank and Summit Community Bank and was reported in the Company’s March 3, 2015 Current Report on Form 8-K. The Company had borrowed $4,250,000 against the Line of Credit as of December 31, 2015. The agreement replaced the $5.0 million revolving line of credit entered into with United Bank, Inc. on May 30, 2014.

First Quarter Overview

The following is an overview of results from operations for the three months ended December 31, 2015 and 2014.

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2015	2014

Continuing Operations

Revenue	$34,374,091	$23,145,595
Cost of revenues	30,734,450	21,095,232
Gross profit	3,639,641	2,050,363
Selling & administrative expenses	2,184,626	1,838,202
Income from operations	1,455,015	212,161
Other expense	(213,328)	(183,532)
Income before tax	1,241,687	28,629
Income tax expense	542,831	200,662
Net income (loss) from continuing operations	698,856	(172,033)
Dividends on preferred stock	77,250	77,250
Net income (loss)from continuing operations available to common shareholders	$621,606	$(249,283)

Discontinued Operations

Revenue	$-	$-
Cost of revenues	-	-
Gross profit	-	-
Selling & administrative expenses	-	-
Income from operations	-	-
Other expense	-	-
Income before income tax	-	-
Income tax benefit	-	(36,842)
Net income from discontinued operations	$-	$36,842

Results of Operations for the Three Months Ended December 31, 2015 Compared to the Three Months Ended December 31, 2014

Revenues. Total revenues from continuing operations increased by $11.3 million or 48.5% to $34.4 million for the three months ended December 31, 2015 from $23.1 million for the same period in 2014. The increase was primarily attributable a $3.8 million revenue increase in petroleum and gas work, a $5.6 million revenue increase in electrical and mechanical services, and a $1.8 million revenue increase in water and sewer projects and other ancillary services. The Company had no revenue from discontinued operations for the three months ended December 31, 2015 and 2014.

Cost of Revenues. Total costs of revenues from continuing operations increased by $9.6 million or 45.7% to $30.7 million for the three months ended December 31, 2015 from $21.1 million for the same period in 2014. The increase was primarily attributable a $3.8 million revenue increase in petroleum and gas work, a $5.6 million revenue increase in electrical and mechanical services, and a $1.8 million revenue increase in water and sewer projects and other ancillary services. There were no cost of revenues from discontinued operations for the three months ended December 31, 2015 and 2014.

Gross Profit. Total gross profit from continuing operations increased by $1.5 million or 77.5% to $3.6 million for the three months ended December 31, 2015, compared to $2.1 million for the same period in 2014. The increase was primarily attributable a $3.8 million revenue increase in petroleum and gas work, a $5.6 million revenue increase in electrical and mechanical services, and a $1.8 million revenue increase in water and sewer projects and other ancillary services. There were no gross profits from discontinued operations for the three months ended December 31, 2015 and 2014.

Selling and administrative expenses. Total selling and administrative expenses from continuing operations increased by $346,000 or 18.9% to $2.2 million for the three months ended December 31, 2015, compared to $1.8 million for the same period in 2014. This increase was due to additional personnel needed to secure and manage new projects from customers. There were no selling and administrative expenses for discontinued operations for the three months ended December 31, 2015 and 2014. The Company believes that any ongoing costs associated with closing discontinued operations will be immaterial.

Interest Expense. Interest expense increased by $47,000 or 25.4% to $233,000 for the three months ended December 31, 2015 from $186,000 for the same period in 2014. This increase was due to increased borrowings from the line of credit for the three months ended December 31, 2015 compared to the same period in 2014.

Net Income (Loss). Income from continuing operations available to common shareholders was $622,000 for the three months ended December 31, 2015, compared to a loss of $249,000 for the same period in 2014. Income tax expense for the three months ended December 31, 2015 was $543,000 compared to income tax expense of $201,000 for the same period ended December 31, 2014 due to the increase in income before tax. There was no income from discontinued operations for the three months ended December 31, 2015 compared to net income of $37,000 for the same period in 2014, which was the result of a tax benefit.

Comparison of Financial Condition at December 31, 2015 and September 30, 2015

The Company had total assets of $48.0 million at December 31, 2015, an increase of $1.2 million from the prior fiscal year end balance of $46.8 million. Cash and cash equivalents totaled $3.4 million at December 31, 2015, an increase of $1.9 million from the prior year end balance of $1.5 million. This increase was primarily due to the decrease of accounts receivable and retainages receivable as the Company would usually expect to see in the first fiscal year quarter after higher revenue third and fourth quarters. Accounts receivable, which totaled $19.6 million at December 31, 2015, decreased by $1.7 million from the prior year end balance of $21.3 million. Retainages receivable totaled $1.8 million at December 31, 2015, a decrease of $1.5 million from the prior year end balance of $3.3 million. The Company also had net fixed assets of $11.0 million at December 31, 2015, an increase of $2.6 million from prior year end balance of $8.4 million. The increase resulted from the purchase of the Company’s fabrication shop for $1.1 million, which it previously leased, and operating equipment purchases of $1.5 million. Estimated earnings in excess of billings on uncompleted contracts totaled $7.5 million at December 31, 2015, an increase of $731,000 from the prior year end balance of $6.7 million.

The Company had total liabilities of $27.0 million at December 31, 2015, an increase of $528,000 from the prior year end balance of $26.6 million due to an increase in long-term debt offset by a decrease in short-term debt. Long-term debt totaled $8.1 million at December 31, 2015, an increase of $1.3 million from the prior year end balance of $6.8 million. The increase in long term debt was due to the purchase of the Company’s fabrication shop which was previously leased by Nitro Electric. Current maturities of long-term debt totaled $2.5 million at December 31, 2015, an increase of $112,000 from the prior year end balance of $2.4 million. Lines of credit and short term borrowings totaled $4.3 million at December 31, 2015, a decrease of $266,000 from the prior year end balance of $4.5 million. In total, short-term debt at December 31, 2015 was $6.7 million, a decrease of $153,000 from the prior year end balance of $6.9 million. Accounts payable and accrued expenses totaled $7.8 million at December 31, 2015, a decrease of $127,000 from the prior year end balance of $8.0 million.

Shareholders’ equity was $20.9 million at December 31, 2015, an increase of $622,000 from the prior year end balance of $20.3 million. This increase was due to the net income of $699,000 for the three months ended December 31, 2015 and offset by $77,250 for accrued dividends on preferred stock during the same time period.

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

This modification applied as of June 30, 2014, as well as future periods.  The Company is in compliance with all loan covenants as of December 31, 2015.

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

Also on September 16, 2015, the Company entered into a $2.5 million Non-Revolving Note agreement with United Bank, Inc. This six year agreement gave the Company access to a $2.5 million line of credit, specifically for the purchase of equipment, for the period of one year with an interest rate of 5.0%. After the first year, all borrowings against the line of credit will be converted to a five year term note agreement with an interest rate of 5.0%. This agreement is subject to the terms of the January 31, 2014 Term Note agreement discussed above. At December 31, 2015, the Company had borrowed $858,000 against this line of credit.

On November 13, 2015, the Company entered into a 10 year $1.1 million loan agreement with United Bank, Inc. to purchase the fabrication shop and property Nitro Electric had previously been leasing for $12,900 monthly. The interest rate on the new loan agreement is 4.25% with monthly payments of $11,500.

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

The LOC is subject to the terms of the January 31, 2014 Term Note agreement discussed above. Interest on the LOC, which expires on February 27, 2016, is 6.0%. Cash available under the line is calculated based on a percentage of the Company’s accounts receivable with certain exclusions. Major items excluded from the calculation are certain percentages of receivables from bonded jobs and retainage as well as items greater than 120 days old. At December 31, 2015, the Company had $4,250,000 of outstanding borrowings on the LOC.

Off-Balance Sheet Arrangements

Due to the nature of our industry, we often enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Though for the most part not material in nature, some of these are:

Leases

Our work often requires us to lease various facilities, equipment and vehicles. These leases usually are short term in nature, with a duration of one year or less, though at times we may enter into longer term leases when warranted. By leasing equipment, vehicles and facilities, we are able to reduce our capital outlay requirements for equipment vehicles and facilities that we may only need for short periods of time. As of December 31, 2015, the Company had operating lease commitments of $121,000 with various expiration dates through May 2018.

Letters of Credit

Certain of our customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors and vendors on various customer projects. At December 31, 2015, the Company did not have any letters of credit outstanding.

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

Depending upon the size and conditions of a particular contract, the Company may be required to post letters of credit or other collateral in favor of the insurer. Posting of these letters or other collateral will reduce our borrowing capabilities. The Company does not anticipate any claims against outstanding performance bonds in the foreseeable future. At December 31, 2015, the Company had $27.5 million in performance bonds outstanding.

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

The Company had two customers that exceeded 10% of revenues for the three months ended December 31, 2015. The two customers, Marathon Petroleum and Rice Energy, represented 14.1% and 15.3% of revenues, respectively. No customers accounted for more than 10% of receivables net of retention at December 31, 2015. The Company had three customers that exceeded 10% of revenues for the three months ended December 31, 2014. These three customers, Dow Chemical, Rice Energy, and Marathon Petroleum, represented 10.4%, 10.1% and 19.8% of revenues, respectively. Three customers accounted for more than 10% of receivables net of retention at December 31, 2014. These customers, Bayer Crop Science, Rice Energy, and Marathon Petroleum, represented 13.5%, 19.0%, and 10.0% of receivables, respectively.

The Company’s consolidated operating revenues for the three months ended December 31, 2015 were $34.4 million of which 42.2% was attributable to gas and petroleum contract work, 46.4% to electrical and mechanical contract services and 11.4% to water and sewer contract installations and other ancillary services. The Company’s consolidated operating revenues for the three months ended December 31, 2014 were $23.1 million of which 46.2% was attributable to gas and petroleum contract work, 44.8% to electrical and mechanical contract services and 9.0% to water and sewer contract installations and other ancillary services.

Litigation

The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At December 31, 2015, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

There were no material related party transactions during the three months ended December 31, 2015.

Inflation

Due to relatively low levels of inflation during the three months ended December 31, 2015 and 2014, inflation did not have a significant effect on our results.

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

Self Insurance. The Company carries workers’ compensation, general liability and auto insurance through a captive insurance company. While the Company believes that this arrangement has been beneficial in reducing and stabilizing insurance costs, the Company does have to maintain a restricted cash account to guarantee payments of premiums. That restricted account had a balance of $1.6 million as of December 31, 2015. Should the Company experience severe losses over an extended period, it could have a detrimental effect on the Company, notwithstanding the captive insurance company.

Accounts Receivable and Provision for Doubtful Accounts . The Company provides an allowance for doubtful accounts when collection of an account is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates relating to factors such as a customer’s access to capital, the customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. While most of our customers are large well capitalized companies, should they experience material changes in their revenues and cash flows or incur other difficulties and become unable to pay the amounts owed, this could cause reduced cash flows and losses in excess of our current reserves. At December 31, 2015, management concluded that the allowance for doubtful accounts was adequate.

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

The Company prepares weekly cash forecasts for our own benefit and for submission to our lenders. We anticipate that our current cash and the cash to be generated from collection of our receivables along with an existing Line of Credit with United Bank, Inc. will be adequate to meet our cash needs for Company’s fiscal year. The Company may borrow against the line of credit provided it meets certain borrowing base requirements, with $10.0 million being the maximum allowed. If the Company has borrowed more than the borrowing base allows, the Company must repay the excess borrowings to United Bank, Inc. At December 31, 2015, the Company had borrowed $4.3 million against the Line of Credit.

Prior to the general economic crisis in 2009, our customers were experiencing high demand for their products, particularly natural gas. Currently, as the Company is experiencing increased demand for its services and accordingly, the Company would expect to see projected spending for our customers on their transmission and distribution systems increasing dramatically over the next few years. However, with potential uncertainties in the economy, for example a long term reduction in the price of oil, the demand for our customers’ projects could wane and their ability to fund planned projects could be reduced. The Company’s backlog at December 31, 2015 was $91.1 million. Additionally, in January 2016, the Company received notice of award for two petroleum related projects totaling approximately $18.0 million, with work scheduled to begin in June 2016. While adding additional business projects appears likely, no assurances can be given that the Company will be successful in bidding on projects that become available. Moreover, even if the Company obtains contracts, there can be no guarantee that the projects will go forward.

ITEM 3. Quantitative and Quantitative Disclosures About Market Risk

Not required for a smaller reporting company.

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

There has been no change in Energy Services of America Corporation’s internal control over financial reporting during Energy Services of America Corporation’s first quarter of fiscal year 2016 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At December 31, 2015, we do not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. Risk Factors

Please see the information disclosed in the “Risk Factors” section of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on December 17, 2015. There have been no material changes to the risk factors since the filing of the Annual Report on Form 10-K.

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

ENERGY SERVICES OF AMERICA CORPORATION

Date: February 11, 2016	By:	/s/ Douglas V. Reynolds
Douglas V. Reynolds
Chief Executive Officer

Date: February 11, 2016	By:	/s/ Charles P. Crimmel
Charles P. Crimmel
Chief Financial Officer

