Form 10-Q
period 2016-06-30
Energy Services of America CORP
filed 2016-08-11
CIK 1357971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

As of August 1, 2016, there were issued and outstanding 14,239,836 shares of the Registrant’s Common Stock.

Part I Financial Information

ENERGY SERVICES OF AMERICA CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
Assets	2016	2015
	(Unaudited)
Current assets
Cash and cash equivalents	$2,442,057	$1,493,040
Accounts receivable-trade	18,711,573	21,338,455
Allowance for doubtful accounts	(147,922)	(147,922)
Retainages receivable	3,217,379	3,313,995
Other receivables	257,451	265,695
Costs and estimated earnings in excess of billings on uncompleted contracts	11,700,973	6,745,377
Deferred tax asset	1,539,940	1,126,697
Prepaid expenses and other	3,953,176	2,372,968
Assets of discontinued operations	12,303	1,739,324
Total Current Assets	41,686,930	38,247,629

Property, plant and equipment, at cost	39,068,735	33,494,845
less accumulated depreciation	(26,444,092)	(25,075,178)
Total fixed assets	12,624,643	8,419,667

Long-term notes receivable	137,281	137,281

Total assets	$54,448,854	$46,804,577

Liabilities and shareholders' equity
Current liabilities
Current maturities of long-term debt	$2,746,462	$2,376,577
Lines of credit and short term borrowings	5,931,773	4,516,235
Accounts payable	8,045,569	3,671,847
Accrued expenses and other current liabilities	4,211,105	4,301,439
Billings in excess of costs and estimated earnings on uncompleted contracts	2,396,100	2,672,294
Income tax payable	217,729	171,782
Liabilities of discontinued operations	28,671	101,409
Total current liabilities	23,577,409	17,811,583

Long-term debt, less current maturities	8,134,435	6,802,451
Deferred income taxes payable	1,811,645	1,903,907
Total liabilities	33,523,489	26,517,941

Shareholders' equity

Preferred stock, $.0001 par value Authorized 1,000,000 shares, 206 issued for June 30, 2016 and September 30, 2015	-	-
Common stock, $.0001 par value Authorized 50,000,000 shares 14,839,836 issued and 14,239,836 outstanding for June 30, 2016 shares and September 30, 2015	1,484	1,484

Treasury stock, 600,000 shares at June 30, 2016 and September 30, 2015	(60)	(60)

Additional paid in capital	61,289,260	61,289,260
Retained earnings (deficit)	(40,365,319)	(41,004,048)
Total shareholders' equity	20,925,365	20,286,636

Total liabilities and shareholders' equity	$54,448,854	$46,804,577

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Revenue	$43,370,975	$35,120,857	$105,750,087	$79,137,465

Cost of revenues	39,391,420	32,192,692	96,436,182	72,859,295

Gross profit	3,979,555	2,928,165	9,313,905	6,278,170

Selling and administrative expenses	1,588,076	1,514,546	5,646,252	5,061,144
Income from operations	2,391,479	1,413,619	3,667,653	1,217,026

Other income (expense)
Interest income	-	1,278	-	1,278
Other nonoperating income (expense)	(48,358)	11,395	(72,420)	17,208
Interest expense	(204,491)	(200,205)	(636,412)	(542,338)
Gain on sale of equipment	24,136	56,903	137,657	152,296
	(228,713)	(130,629)	(571,175)	(371,556)

Income from continuing operations before income taxes	2,162,766	1,282,990	3,096,478	845,470

Income tax expense	1,085,541	503,352	1,530,632	405,260

Income from continuing operations	1,077,225	779,638	1,565,846	440,210

Dividends on preferred stock	77,250	77,250	231,750	231,750

Income from continuing operations available to common shareholders	999,975	702,388	1,334,096	208,460

Income from discontinued operations net of tax expense	-	4,176	-	13,170

Net income available to common shareholders	$999,975	$706,564	$1,334,096	$221,630

Weighted average shares outstanding-basic	14,239,836	14,239,836	14,239,836	14,239,836

Weighted average shares-diluted	17,673,169	17,673,169	17,673,169	17,673,169
Earnings per share from continuing operations available to common shareholders	$0.070	$0.049	$0.094	$0.015

Earnings per share from continuing operations-diluted available to common shareholders	$0.057	$0.040	$0.075	$0.012

Earnings per share available to common shareholders	$0.070	$0.050	$0.094	$0.016

Earnings per share-diluted available to common shareholders	$0.057	$0.040	$0.075	$0.013

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
Cash flows from operating activities:	2016	2015

Net Income available to common shareholders	$1,334,096	$221,630

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	1,863,496	2,582,252
Gain on sale/disposal of equipment	(137,657)	(152,296)
Provision for deferred taxes	1,215,278	210,499
(Increase) decrease in contracts receivable	2,626,882	(5,480,892)
(Increase) decrease in retainage receivable	96,616	(902,434)
Decrease in other receivables	8,244	77,153
(Increase) decrease in cost and estimated earnings in excess of billings on uncompleted contracts	(4,955,596)	3,984,559
Increase in prepaid expenses	(1,580,208)	(1,140,133)
Increase in notes receivable	-	(137,281)
Increase (decrease) in accounts payable	4,293,377	(1,573,260)
Increase (decrease) in accrued expenses	(82,727)	432,661
Increase (decrease) in billings in excess of cost and estimated earnings on uncompleted contracts	(276,194)	1,554,689
Increase in income taxes payable	45,947	-
Net cash provided by (used in) operating activities	4,451,554	(322,853)

Cash flows from investing activities:
Investment in property & equipment	(2,609,747)	(1,953,049)
Proceeds from sales of property and equipment	257,955	188,106
Net cash used in investing activities	(2,351,792)	(1,764,943)

Cash flows from financing activities:
Dividends on common stock	(695,367)	-
Borrowings on lines of credit and short term debt, net of (repayments)	1,415,538	3,400,595
Principal payments on long term debt	(1,877,154)	(2,153,485)
Net cash provided by (used in) financing activities	(1,156,983)	1,247,110

Increase (decrease) in cash and cash equivalents	942,779	(840,686)
Cash beginning of period	1,511,581	2,672,268
Cash end of period	$2,454,360	$1,831,582

Supplemental schedule of noncash investing and financing activities:
Purchases of property & equipment under financing agreements	$3,579,023	$1,388,641
Insurance premiums financed	$2,565,020	$2,349,760

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$636,412	$542,338
Income taxes	$241,065	$181,798
Insurance premiums	$1,649,482	$1,699,165
Dividends paid on preferred stock	$309,000	$309,000

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the nine months ended June 30, 2016 and 2015

						Total
	Common Stock		Additional Paid	Retained	Treasury	Shareholders'
	Shares	Amount	in Capital	Earnings (deficit)	Stock	Equity

Balance at September 30, 2014	14,239,836	$1,484	$61,289,260	$(42,835,578)	$(60)	$18,455,106

Net income available to common shareholders	-	-	-	221,630	-	221,630

Balance at June 30, 2015	14,239,836	$1,484	$61,289,260	$(41,613,948)	(60)	$18,676,736

Balance at September 30, 2015	14,239,836	$1,484	$61,289,260	$(41,004,048)	$(60)	$20,286,636

Net income available to common shareholders	-	-	-	1,334,096	-	1,334,096

Dividends on common stock ($0.05 per share on 13,907,340 shares; 332,496 common shares are part of preferred units and were not eligible for the common dividend)	-	-	-	(695,367)	-	(695,367)

Balance at June 30, 2016	14,239,836	$1,484	$61,289,260	$(40,365,319)	$(60)	$20,925,365

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION:

Energy Services of America Corporation (“Energy Services” or the “Company”) was incorporated in Delaware on March 31, 2006 as a blank check company whose objective was to acquire an operating business or businesses. The Company operated as a blank check company until August 15, 2008. On that date, the Company acquired S.T. Pipeline, Inc. (S.T.) and C.J. Hughes Construction Company, Inc. (C.J. Hughes) with proceeds from the Company’s Initial Public Offering. C. J. Hughes currently operates as the Company’s sole wholly owned direct subsidiary.

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the years ended September 30, 2015 and 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC on December 17, 2015. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the interim financial reporting rules and regulations of the SEC. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and nine months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year or any other interim period.

Principles of Consolidation

The consolidated financial statements of Energy Services include the accounts of Energy Services and its wholly owned subsidiary, C.J. Hughes and its subsidiaries, Nitro Electric and Contractors Rental. S.T. has been shown as discontinued operations for the three and nine months ended June 30, 2016 and 2015. All significant intercompany accounts and transactions have been eliminated in the consolidation. Unless the context requires otherwise, references to Energy Services include Energy Services and C.J. Hughes and C.J. Hughes’ subsidiaries.

Reclassifications

Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year.

2.	UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts as of June 30, 2016 and September 30, 2015 are summarized as follows:

	June 30, 2016	September 30, 2015

Costs incurred on uncompleted contracts	$114,398,430	$124,388,637

Estimated earnings, net of estimated losses	13,722,080	17,475,207
	128,120,510	141,863,844

Less billing to date	118,815,637	137,790,761

	$9,304,873	$4,073,083

Costs and estimated earnings in excess of billings on uncompleted contracts	$11,700,973	$6,745,377

Less billings in excess of costs and estimated earnings on uncompleted contracts	2,396,100	2,672,294

	$9,304,873	$4,073,083

Backlog at June 30, 2016 and September 30, 2015 was $77.0 million and $71.3 million, respectively.

3.	CLAIMS

The Company does not have any claims recorded as of June 30, 2016. Claims receivable is a component of cost and estimated earnings in excess of billing.

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

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed-rate debt to unrelated parties was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates for bank loans with similar terms and maturities. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $16.8 million at June 30, 2016 was $16.6 million.

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

The operating results for S.T. for the three and nine months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Cost of revenues	-	-	-	-

Gross profit	-	-	-	-

Selling and administrative expenses	-	-	-	-
Income from discontinued operations	-	-	-	-

Other income (expense)
Other nonoperating income (expense)	-	-	-	-
Gain (loss) on sale of equipment	-	-	-	-
	-	-	-	-

Income before income taxes	-	-	-	-

Income tax expense benefit	-	(4,176)	-	(13,170)

Net income from discontinued operations	$-	$4,176	$-	$13,170

The following table shows the components of assets and liabilities that are classified as discontinued operations in the Company’s consolidated balance sheets at June 30, 2016 and at September 30, 2015.

	June 30,	September 30,
	2016	2015

Cash	$12,303	$18,541
Deferred tax asset	-	1,720,783
Assets of discontinued operations-current	12,303	1,739,324
Property, plant, and equipment, net	-	-
Total assets of discontinued operations	12,303	1,739,324

Accounts payable	-	80,345
Accrued expenses and other current liabilities	28,671	21,064
Liabilities of discontinued operations-current	28,671	101,409
Liabilities of discontinued operations-long term	-	-
Total liabilities of discontinued operations	28,671	101,409

Net assets (liabilities)	$(16,368)	$1,637,915

At September 30, 2015, the Company had $1.7 million in deferred tax assets related to the discontinued operation. Of that amount, $1.0 million related to federal net operating loss carry forwards and $691,000 related to the amortization of impaired goodwill. As of June 30, 2016, the Company has reclassed the deferred tax asset from the discontinued operation to continuing operations as the Company files a consolidated federal income tax return and has exhausted all federal net operating loss carry forwards during fiscal year 2016. The amount of deferred tax assets reclassed to continuing operations at June 30, 2016 was $636,000, which related to the amortization of impaired goodwill.

The $29,000 in accrued expenses and other current liabilities at June 30, 2016 represents a reserve for any unexpected expenses that may be incurred by the discontinued operation. As of June 30, 2016, the Company had paid all debts known to exist to the unsecured creditors of the discontinued operation.

6.	EARNINGS PER SHARE

The amounts used to compute the earnings per share for the three and nine months ended June 30, 2016 and 2015 are summarized below.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Income from continuing operations	$1,077,225	$779,638	$1,565,846	$440,210

Dividends on preferred stock	77,250	77,250	231,750	231,750

Income available to common shareholders-continuing operations	$999,975	$702,388	$1,334,096	$208,460

Weighted average shares outstanding	14,239,836	14,239,836	14,239,836	14,239,836

Weighted average shares outstanding-diluted	17,673,169	17,673,169	17,673,169	17,673,169

Earnings per share from continuing operations available to common shareholders	$0.070	$0.049	$0.094	$0.015

Earnings per share from continuing operations available to common shareholders-diluted	$0.057	$0.040	$0.075	$0.012

Income from discontinued operations	$-	$4,176	$-	$13,170

Weighted average shares outstanding	14,239,836	14,239,836	14,239,836	14,239,836

Weighted average shares outstanding-diluted	17,673,169	17,673,169	17,673,169	17,673,169

Earnings per share from discontinued operations	$-	$-	$-	$0.001

Earnings per share from discontinued operations-diluted	$-	$-	$-	$0.001

Net income	$1,077,225	$783,814	$1,565,846	$453,380

Dividends on preferred stock	77,250	77,250	231,750	231,750

Net income available to common shareholders	$999,975	$706,564	$1,334,096	$221,630

Earnings per share available to common shareholders	$0.070	$0.050	$0.094	$0.016

Earnings per share available to common shareholders-diluted	$0.057	$0.040	$0.075	$0.013

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

On September 16, 2015, the Company entered into a $2.5 million Non-Revolving Note agreement with United Bank, Inc. This six year agreement gave the Company access to a $2.5 million line of credit (“Equipment Line of Credit”), specifically for the purchase of equipment, for the period of one year with an interest rate of 5.0%. After the first year, all borrowings against the Equipment Line of Credit will be converted to a five year term note agreement with an interest rate of 5.0%. At June 30, 2016, the Company had borrowed $2.46 million against this line of credit.

On March 30, 2016, the Company entered into a financing agreement (“Operating Line of Credit (2016)”) with United Bank, Inc. to provide the Company with a $15.0 million revolving line of credit. The effective date of this agreement was February 27, 2016 and it replaced the $10.0 million revolving line of credit (“Operating Line of Credit (2015)”) entered into with United Bank, Inc. on February 27, 2015. The Company paid off all borrowings from the Operating Line of Credit (2015) prior to the expiration date, February 27, 2016, and has borrowed $5.0 million against the Operating Line of Credit (2016) as of June 30, 2016.

Third Quarter Overview

The following is an overview of results from operations for the three and nine months ended June 30, 2016 and 2015.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Continuing Operations

Revenue	$43,370,975	$35,120,857	$105,750,087	$79,137,465
Cost of revenues	39,391,420	32,192,692	96,436,182	72,859,295
Gross profit	3,979,555	2,928,165	9,313,905	6,278,170
Selling & administrative expenses	1,588,076	1,514,546	5,646,252	5,061,144
Income from operations	2,391,479	1,413,619	3,667,653	1,217,026
Interest expense	(204,491)	(200,205)	(636,412)	(542,338)
Other income (expense)	(24,222)	69,576	65,237	170,782
Income before tax	2,162,766	1,282,990	3,096,478	845,470
Income tax expense	1,085,541	503,352	1,530,632	405,260
Net income from continuing operations	1,077,225	779,638	1,565,846	440,210
Dividends on preferred stock	77,250	77,250	231,750	231,750
Net income from continuing operations available to common shareholders	$999,975	$702,388	$1,334,096	$208,460

Discontinued Operations

Revenue	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-
Selling & administrative expenses	-	-	-	-
Income from operations	-	-	-	-
Other expense	-	-	-	-
Income before income tax	-	-	-	-
Income tax benefit	-	(4,176)	-	(13,170)
Net income from discontinued operations	$-	$4,176	$-	$13,170

Results of Operations for the Three and Nine Months Ended June 30, 2016 Compared to the Three and Nine Months Ended June 30, 2015

Revenues. Total revenues from continuing operations increased by $8.3 million or 23.5% to $43.4 million for the three months ended June 30, 2016 from $35.1 million for the same period in 2015. The increase was primarily attributable to a $4.8 million revenue increase in petroleum and gas work, a $2.8 million revenue increase in electrical and mechanical services, and a $700,000 revenue increase in water and sewer projects and other ancillary services. Total revenues from continuing operations increased by $26.7 million or 33.6% to $105.8 million for the nine months ended June 30, 2016 from $79.1 million for the same period in 2015. The increase was primarily attributable to a $10.3 million revenue increase in petroleum and gas work, a $12.6 million revenue increase in electrical and mechanical services, and a $3.8 million revenue increase in water and sewer projects and other ancillary services. The Company had no revenue from discontinued operations for the three and nine months ended June 30, 2016 and 2015.

Cost of Revenues. Total cost of revenues from continuing operations increased by $7.2 million or 22.4% to $39.4 million for the three months ended June 30, 2016 from $32.2 million for the same period in 2015. The increase was primarily attributable to a $4.5 million cost increase in petroleum and gas work, a $2.3 million cost increase in electrical and mechanical services, an $832,000 cost increase in water and sewer projects and other ancillary services, partially offset by a $367,000 cost decrease in equipment and tool shop operations not allocated to projects. Total cost of revenues from continuing operations increased by $23.5 million or 32.4% to $96.4 million for the nine months ended June 30, 2016 from $72.9 million for the same period in 2015. The increase was primarily attributable to a $9.1 million cost increase in petroleum and gas work, an $11.6 million cost increase in electrical and mechanical services, a $2.4 million cost increase in water and sewer projects and other ancillary services, and a $400,000 cost increase in equipment and tool shop operations not allocated to projects. There were no cost of revenues from discontinued operations for the three and nine months ended June 30, 2016 and 2015.

Gross Profit. Total gross profit from continuing operations increased by $1.1 million or 35.9% to $4.0 million for the three months ended June 30, 2016, compared to $2.9 million for the same period in 2015. The increase was primarily attributable to a $370,000 gross profit increase in petroleum and gas work, a $477,000 gross profit increase in electrical and mechanical services, partially offset by a $161,000 gross profit decrease in water and sewer projects and other ancillary services, and a $367,000 gross profit increase related to equipment and tool shop operations costs not allocated to projects. Total gross profit from continuing operations increased by $3.0 million or 48.4% to $9.3 million for the nine months ended June 30, 2016, compared to $6.3 million for the same period in 2015. The increase was primarily attributable to a $1.2 million gross profit increase in petroleum and gas work, a $1.0 million gross profit increase in electrical and mechanical services, and a $1.2 million gross profit increase in water and sewer projects and other ancillary services, partially offset by a $400,000 gross profit decrease related to equipment and tool shop operations not allocated to projects. There were no gross profits from discontinued operations for the three and nine months ended June 30, 2016 and 2015.

Selling and administrative expenses. Total selling and administrative expenses from continuing operations increased by $74,000 or 4.9% to $1.6 million for the three months ended June 30, 2016, compared to $1.5 million for the same period in 2015. This increase was due to additional personnel needed to secure and manage new projects from customers. Total selling and administrative expenses from continuing operations increased by $585,000 or 11.6% to $5.6 million for the nine months ended June 30, 2016, compared to $5.1 million for the same period in 2015. This increase was due to additional personnel needed to secure and manage new projects from customers. There were no selling and administrative expenses for discontinued operations for the three and nine months ended June 30, 2016 and 2015. The Company believes that any ongoing costs associated with closing discontinued operations will be immaterial.

Interest Expense. Interest expense increased by $4,000 or 2.1% to $204,000 for the three months ended June 30, 2016 from $200,000 for the same period in 2015. This increase was due to increased operating line of credit borrowings during the three months ended June 30, 2016 as compared to borrowings during the same period in 2015 and interest on purchases made against the Equipment Line of Credit. Interest expense increased by $94,000 or 17.4% to $636,000 for the nine months ended June 30, 2016 from $542,000 for the same period in 2015. This increase was due to increased operating line of credit borrowings during the nine months ended June 30, 2016 as compared to borrowings during the same period in 2015 and interest on purchases made against the Equipment Line of Credit.

Net Income. Income from continuing operations before income tax expense was $2.2 million for the three months ended June 30, 2016, compared to $1.3 million for the same period in 2015. Income tax expense for the three months ended June 30, 2016 was $1.1 million compared to income tax expense of $503,000 for the same period in 2015. Accrued dividends on preferred stock for the three months ended June 30, 2016 and 2015 were $77,000.

Income from continuing operations before income tax expense was $3.1 million, for the nine months ended June 30, 2016, as compared to $845,000 for the same period in 2015. Income tax expense for the nine months ended June 30, 2016 was $1.5 million as compared to $405,000 for the same period in 2015. Accrued dividends on preferred stock for the nine months ended June 30, 2016 and 2015 were $232,000.

The effective income tax rate for the three and nine months ended June 30, 2016 was 50.2% and 49.4%, respectively, as compared to 38.9% and 46.4% for the same periods in 2015. The increase in the effect tax rate was due to an estimated $342,000 reduction in the net operating loss carry forward when comparing the September 30, 2015 federal return, filed in June 2016, to the fiscal year 2015 estimated tax entry. The net operating loss carry forward after the federal income tax return was $844,000 as compared to $1.2 million in the fiscal year 2015 income tax estimate. The variance was created by bonus depreciation on building and property purchases that was used to incorrectly calculate the fiscal year 2015 estimated tax entry. This did not result in any additional income tax owed for fiscal year 2015.

There was no income from discontinued operations for the three and nine months ended June 30, 2016 compared to net income from discontinued operations of $4,000 and $13,000 for the same periods in 2015, which were the result of estimated tax benefits.

Net income available to common shareholders for the three and nine months ended June 30, 2016 was $1.0 million and $1.3 million, respectively, compared to $707,000 and $222,000 for the same time periods in 2015.

Comparison of Financial Condition at June 30, 2016 and September 30, 2015

The Company had total assets of $54.4 million at June 30, 2016, an increase of $7.6 million from the prior fiscal year end balance of $46.8 million. Cash and cash equivalents totaled $2.4 million at June 30, 2016, an increase of $950,000 from the prior year end balance of $1.5 million. This slight increase was primarily due to the decrease in accounts receivable and retainages. Accounts receivable, which totaled $18.7 million at June 30, 2016, decreased by $2.6 million from the prior year end balance of $21.3 million. Retainages receivable totaled $3.2 million at June 30, 2016, a decrease of $100,000 from the prior year end balance of $3.3 million. The Company also had net fixed assets of $12.6 million at June 30, 2016, an increase of $4.2 million from prior year end balance of $8.4 million. The increase resulted from the purchase of the Company’s fabrication shop for $1.1 million, which it previously leased, and operating equipment purchases of $5.1 million offset by depreciation expense of $1.9 million. Estimated earnings in excess of billings on uncompleted contracts totaled $11.7 million at June 30, 2016, an increase of $5.0 million from the prior year end balance of $6.7 million. The increase was due to the increased work during the quarter ended June 30, 2016 compared to the quarter ended September 30, 2015.

The Company had total liabilities of $33.5 million at June 30, 2016, an increase of $7.0 million from the prior year end balance of $26.5 million. Long-term debt totaled $8.1 million at June 30, 2016, an increase of $1.3 million from the prior year end balance of $6.8 million. The increase in long-term debt was due to the purchase of the Company’s fabrication shop, which was previously leased by Nitro Electric, for $1.1 million and $2.4 million of equipment purchases on the Company’s equipment line of credit offset by $1.9 million of note payments. Current maturities of long-term debt totaled $2.7 million at June 30, 2016, an increase of $370,000 from the prior year end balance of $2.4 million. Lines of credit and short-term borrowings totaled $5.9 million at June 30, 2016, an increase of $1.4 million from the prior year end balance of $4.5 million. This increase was due to an additional $500,000 on line of credit borrowings and an increase of $900,000 for short-term financing of insurance premiums. In total, short-term debt at June 30, 2016 was $8.7 million, an increase of $1.8 million from the prior year end balance of $6.9 million. Accounts payable and accrued expenses totaled $12.3 million at June 30, 2016, an increase of $4.3 million from the prior year end balance of $8.0 million. The increase was due to the labor, material, and subcontract costs associated with increased work for the quarter ended June 30, 2016 compared to the quarter ended September 30, 2015.

Shareholders’ equity was $20.9 million at June 30, 2016, an increase of $639,000 from the prior year end balance of $20.3 million. This increase was due to the net income of $1.6 million for the nine months ended June 30, 2016 and offset by $232,000 for accrued dividends on preferred stock and $695,000 for dividends paid on common stock during the same time period.

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

This modification applied as of June 30, 2014, as well as for future periods.  The Company is in compliance with or has obtained a waiver for all loan covenants at June 30, 2016.

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

Also on September 16, 2015, the Company entered into a $2.5 million Non-Revolving Note agreement with United Bank, Inc. This six year agreement gave the Company access to a $2.5 million line of credit (“Equipment Line of Credit”), specifically for the purchase of equipment, for the period of one year with an interest rate of 5.0%. After the first year, all borrowings against the Equipment Line of Credit will be converted to a five year term note agreement with an interest rate of 5.0%. This agreement is subject to the terms of the January 31, 2014 Term Note agreement discussed above. At June 30, 2016, the Company had borrowed $2.46 million against this line of credit.

On November 13, 2015, the Company entered into a 10 year $1.1 million loan agreement with United Bank, Inc. to purchase the fabrication shop and property Nitro Electric had previously been leasing for $12,900 monthly. The interest rate on the new loan agreement is 4.25% with monthly payments of $11,500.

Operating Line of Credit

On March 30, 2016, the Company entered into a financing agreement (“Operating Line of Credit (2016)”) with United Bank, Inc. to provide the Company with a $15.0 million revolving line of credit. The effective date of this agreement was February 27, 2016 and it replaced the $10.0 million revolving line of credit (“Operating Line of Credit (2015)”) entered into with United Bank, Inc. on February 27, 2015. The Company paid off all borrowings from the Operating Line of Credit (2015) prior to the expiration date, February 27, 2016, and had borrowed $5.0 million against the Operating Line of Credit (2016) as of June 30, 2016.

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

The Company was in compliance with or has obtained a waiver for all covenants and additional requirements for the $15.0 million Operating Line of Credit (2016) at June 30, 2016.

Off-Balance Sheet Arrangements

Due to the nature of our industry, we often enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Though for the most part not material in nature, some of these are:

Leases

Our work often requires us to lease various facilities, equipment and vehicles. These leases usually are short-term in nature, with duration of one year or less, though at times we may enter into longer term leases when warranted. By leasing equipment, vehicles and facilities, we are able to reduce our capital outlay requirements for equipment, vehicles and facilities that we may only need for short periods of time. As of June 30, 2016, the Company had operating lease commitments of $170,000 with various expiration dates through May 2018.

Letters of Credit

Certain of our customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors and vendors on various customer projects. At June 30, 2016, the Company did not have any letters of credit outstanding.

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

Depending upon the size and conditions of a particular contract, the Company may be required to post letters of credit or other collateral in favor of the insurer. Posting of these letters or other collateral will reduce our borrowing capabilities. The Company does not anticipate any claims against outstanding performance bonds in the foreseeable future. At June 30, 2016, the Company had $15.7 million in performance bonds outstanding.

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

The Company had two customers that exceeded 10.0% of revenues for the nine months ended June 30, 2016. The two customers, Marathon Petroleum and EQT, represented 13.1% and 14.2% of revenues and 24.7% and 6.8% of receivables net of retention, respectively. The Company had one other customer, Dow Chemical, which represented 10.3% of receivables net of retention for the nine months ended June 30, 2016. The Company had two customers that exceeded 10.0% of revenues for the nine months ended June 30, 2015. These two customers, Marathon Petroleum and Rice Energy, represented 14.6% and 21.1% of revenues and 18.6% and 32.4% of receivables net of retention, respectively.

The Company’s consolidated operating revenues for the nine months ended June 30, 2016 were $105.8 million of which 49.2% was attributable to gas and petroleum contract work, 41.0% to electrical and mechanical contract services and 9.8% to water and sewer contract installations and other ancillary services. The Company’s consolidated operating revenues for the nine months ended June 30, 2015 were $79.1 million of which 52.7% was attributable to gas and petroleum contract work, 38.9% to electrical and mechanical contract services and 8.4% to water and sewer contract installations and other ancillary services.

Litigation

The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At June 30, 2016, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

There were no material related party transactions during the nine months ended June 30, 2016.

Inflation

Due to relatively low levels of inflation during the nine months ended June 30, 2016 and 2015, inflation did not have a significant effect on our results.

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

Self Insurance. The Company carries workers’ compensation, general liability and automobile insurance through a captive insurance company. While the Company believes that this arrangement has been beneficial in reducing and stabilizing insurance costs, the Company does have to maintain a restricted cash account to guarantee payments of premiums. That restricted account had a balance of $1.6 million as of June 30, 2016. Should the Company experience severe losses over an extended period, it could have a detrimental effect on the Company, notwithstanding the captive insurance company.

Accounts Receivable and Provision for Doubtful Accounts. The Company provides an allowance for doubtful accounts when collection of an account is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates relating to factors such as a customer’s access to capital, the customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. While most of our customers are large well capitalized companies, should they experience material changes in their revenues and cash flows or incur other difficulties and become unable to pay the amounts owed, this could cause reduced cash flows and losses in excess of our current reserves. At June 30, 2016, management concluded that the allowance for doubtful accounts was adequate.

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

The Company prepares weekly cash forecasts for our own benefit and for submission to our lenders. We anticipate that our current cash and the cash to be generated from collection of our receivables along with the existing Operating Line of Credit (2016) with United Bank, Inc. will be adequate to meet our cash needs for Company’s fiscal year. The Company may borrow against the line of credit provided it meets certain borrowing base requirements, with $15.0 million being the maximum allowed. If the Company has borrowed more than the borrowing base allows, the Company must repay the excess borrowings to United Bank, Inc. As of June 30, 2016, the Company borrowed $5.0 million against the Operating Line of Credit (2016).

Currently, the Company is experiencing increased demand for its services. However, with potential uncertainties in the economy, for example a long term reduction in the price of oil, the demand for our customers’ projects could wane and their ability to fund planned projects could be reduced. The Company’s backlog at June 30, 2016 was $77.0 million. While adding additional business projects appears likely, no assurances can be given that the Company will be successful in bidding on projects that become available. Moreover, even if the Company obtains contracts, there can be no guarantee that the projects will go forward.

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

There has been no change in Energy Services of America Corporation’s internal control over financial reporting during Energy Services of America Corporation’s third quarter of fiscal year 2016 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At June 30, 2016, we do not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

ENERGY SERVICES OF AMERICA CORPORATION

Date: August 11, 2016	By:	/s/ Douglas V. Reynolds
Douglas V. Reynolds
Chief Executive Officer

Date: August 11, 2016	By:	/s/ Charles P. Crimmel
Charles P. Crimmel
Chief Financial Officer

