Form 10-K
period 2016-09-30
Energy Services of America CORP
filed 2016-12-15
CIK 1357971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended September 30, 2016

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
(Do not check if a Smaller reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price on March 31, 2016 was $ 14,171,901.

As of December 15, 2016, there were issued and outstanding 14,839,836 and 14,239,836, respectively, shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

Energy Services of America Corporation

Annual Report On Form 10-K

For The Fiscal Year Ended

September 30, 2016

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

Wholly owned subsidiary C.J. Hughes is a general contractor primarily engaged in pipeline construction for utility companies. C.J. Hughes operates primarily in the mid-Atlantic region of the United States. Nitro Electric, Inc. (“Nitro Electric”), a wholly owned subsidiary of C. J. Hughes, is an electrical and mechanical contractor that provides its services to the power, chemical and automotive industries. Nitro Electric operates primarily in the mid-Atlantic region of the United States. Contractors Rental Corporation (“Contractors Rental”), a wholly owned subsidiary of C.J. Hughes provides union building trade employees for projects managed by C.J. Hughes. All of the C.J. Hughes, Nitro Electric, and Contractors Rental production personnel are union members of various related construction trade unions and are subject to collective bargaining agreements that expire at varying time intervals. S.T. Pipeline engaged in the construction of natural gas pipelines for utility companies in various states, mostly in the mid-Atlantic area of the country. On May 14, 2013, the Company liquidated the operation of S.T. Pipeline and realized $1.9 million from the sale of assets. The financial position and results of operations of S.T. Pipeline have been presented as discontinued operations in the accompanying financial statements for all presented periods.

Energy Services is engaged in providing contracting services for energy related companies. Currently Energy Services primarily services the gas, petroleum, power, chemical and automotive industries, though it does some other incidental work such as water and sewer projects. For the gas industry, the Company is primarily engaged in the construction, replacement and repair of natural gas pipelines and storage facilities for utility companies and private natural gas companies. Energy Services is involved in the construction of both interstate and intrastate pipelines, with an emphasis on the latter. For the oil industry, the Company provides a variety of services relating to pipeline, storage facilities and plant work. For the power, chemical, and automotive industries, the Company provides a full range of electrical and mechanical installations and repairs including substation and switchyard services, site preparation, equipment setting, pipe fabrication and installation, packaged buildings, transformers and other ancillary work with regards thereto. Energy Services’ other services include liquid pipeline construction, pump station construction, production facility construction, water and sewer pipeline installations, various maintenance and repair services and other services related to pipeline construction. The majority of the Company’s customers are located in West Virginia, Virginia, Ohio, Pennsylvania, and Kentucky. The Company builds, but does not own, natural gas pipelines for its customers that are part of both interstate and intrastate pipeline systems that move natural gas from producing regions to consumption regions as well as build and replace gas line services to individual customers of the various utility companies.

Our consolidated operating revenues for the year ended September 30, 2016 were $155.5 million of which 53.2% was attributable to gas & petroleum contract work, 37.8% to electrical and mechanical contract services and 9.0% to water and sewer contract installations and other ancillary services. The Company had consolidated operating revenues of $116.8 million for the year ended September 30, 2015, of which 54.3% was attributable to gas & petroleum contract work, 37.6% to electrical and mechanical contract services, and 8.1% to water and sewer contract installations and other ancillary services.

Energy Services’ customers include many of the leading companies in the industries it serves, including:

EQT Corporation

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

On September 16, 2015, the Company entered into a $2.5 million Non-Revolving Note agreement with United Bank, Inc. This six year agreement gave the Company access to a $2.5 million line of credit (“Equipment Line of Credit”), specifically for the purchase of equipment, for the period of one year with an interest rate of 5.0%. After the first year, all borrowings against the Equipment Line of Credit will be converted to a five year term note agreement with an interest rate of 5.0%. At September 30, 2016, the Company had borrowed $2.46 million against this line of credit.

On March 30, 2016, the Company entered into a financing agreement (“Operating Line of Credit (2016)”) with United Bank, Inc. to provide the Company with a $15.0 million revolving line of credit. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 6.0%. The effective date of this agreement was February 27, 2016 and it replaced the $10.0 million revolving line of credit (“Operating Line of Credit (2015)”) entered into with United Bank, Inc. on February 27, 2015. The Company paid off all borrowings from the Operating Line of Credit (2015) prior to the expiration date, February 27, 2016, and had borrowed $6.0 million against the Operating Line of Credit (2016) as of September 30, 2016.

Going Concern

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

Backlog/New Business

The Company’s backlog represents contracts for services that have been entered into but which have not yet been completed. At September 30, 2016, Energy Services had a backlog of $78.5 million of work to be completed on existing contracts. At September 30, 2015, the Company had a backlog of $71.3 million. Due to the timing of Energy Services’ construction contracts and the long-term nature of some of our projects, portions of our backlog work may not be completed in the current fiscal year. Most of the Company’s projects can be completed in a short period of time, typically two to five months. Larger projects usually take seven to eighteen months to be completed. As a general rule, work starts shortly after the signing of the contract.

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

Employees

As of September 30, 2016, the Company had approximately 920 employees including management. A number of the Company’s employees are represented by trade unions represented by various collective bargaining units.

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

We typically experience lower volumes and lower margins during the winter months due to lower demand for our pipeline services and more difficult operating conditions. Also, other items that can materially affect our quarterly results include:

•	Adverse weather;
•	Variations in the mix of our work in any particular quarter;
•	Unfavorable regional, national or global economic and market conditions;
•	A reduction in the demand for our services;
•	Changes in customer spending patterns and need for the services we provide;
•	Unanticipated increases in construction and design costs;
•	Timing and volume of work we perform;
•	Termination of existing agreements;
•	Losses experienced not covered by insurance;
•	Payment risks associated with customer financial condition;
•	Changes in bonding requirements of agreements;
•	Interest rate variations; and
•	Changes in accounting pronouncements.

Credit facilities to fund our operations and growth might not be available.

Our business relies heavily on having lines of credit in place to fund the various projects we are working on. Should funding not be available, or on favorable terms, it could severely curtail our operations and the ability to generate profits. Energy Services maintains a banking relationship with two regional banks and has lines of credit and borrowing facilities with these institutions. The Company currently has a $15.0 million line of credit, of which $6.0 million was outstanding at September 30, 2016. The Company believes this line of credit will provide sufficient operating capital for future projects, but the Company cannot guarantee it will always have access to this line of credit in the future depending on the Company’s financial performance.

We have sold Units, each consisting of one share of 6.0% Convertible Perpetual Preferred Stock, Series A and 2,500 shares of Common Stock. If the Preferred Stock is converted to Common Stock, shareholders may experience dilution of their ownership interest.

As of September 30, 2013 the Company sold 140 units in a private placement to accredited investors, with an additional 10 units sold during the fiscal year ended September 30, 2014 for a total of 150 units. As a result of the private placement, an additional 375,000 shares of common stock were outstanding as of September 30, 2016. The Company also issued 56 shares of Preferred Stock to Marshall Reynolds, Chairman of the Board of Directors, in exchange for a debt forgiveness of $1.4 million. Mr. Reynolds did not receive any shares of Common Stock in this transaction. In addition, if the Company elects to allow the holders of the Preferred Stock to choose to convert their Preferred Stock into shares of common stock we would issue an additional 3,433,333 shares of Common Stock, which will result in shareholders experiencing a dilution in their ownership interest.

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

We may be unsuccessful at generating internal growth.

Our ability to generate internal growth will be affected by our ability to:

•	Attract new customers;
•	Expand our relationships with existing customers;
•	Hire and maintain qualified employees;
•	Expand geographically; and
•	Adjust quickly to changes in our industry.

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

Changes by the government in laws regulating the industries we serve could reduce our sales volumes.

If the government enacts legislation that has a serious impact on the industries we serve, it could lead to the curtailment of capital projects in those industries and therefore lead to lower sales volumes for our Company.

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

Our backlog may not be realized.

Our backlog could be reduced due to cancellation of projects by customers and/or reductions in scope of the projects. Should this occur, our anticipated revenues would be reduced unless we are able to replace those contracts.

We extend credit to customers for purchases of our services and therefore have risk that they may not be able to repay us.

While we have not had any significant problems with collections of accounts receivables historically, should there be an economic downturn our customers’ inability to repay us would be compromised, and this may curtail our operations and ability to operate profitably.

We may incur liabilities or suffer negative financial or reputational harm relating to occupational health and safety matters.

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

ITEM 1B.           Unresolved Staff Comments

None.

ITEM 2.              Properties

The Company and its subsidiaries own the property where its subsidiaries, C.J. Hughes and Nitro Electric, and the Company’s headquarters are located. We maintain our executive offices at 75 West 3rd Ave., Huntington, West Virginia 25701, which is also the office of C.J. Hughes. Nitro Electric’s office is located at 4300 1st Ave., Nitro, WV 25143. The Company’s management believes that its properties are adequate for the business it conducts.

ITEM 3.              Legal Proceedings

At September 30, 2016, the Company was not involved in any legal proceedings other than in the ordinary course of business. The outcome of any proceedings would not be material to our financial condition or results of operations.

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

Common Stock

Fiscal 2015	High	Low	Dividends
Quarter ended December 31, 2014	$2.00	$1.00	$—
Quarter ended March 31, 2015	1.40	0.95	—
Quarter ended June 30, 2015	1.30	1.06	—
Quarter ended September 30, 2015	1.25	0.97	—

Fiscal 2016	High	Low	Dividends
Quarter ended December 31, 2015	$1.40	$1.02	$—
Quarter ended March 31, 2016	1.90	1.15	—
Quarter ended June 30, 2016	1.70	1.25	0.05
Quarter ended September 30, 2016	1.62	1.30	—

As of September 30, 2016, there were 19 holders of record of our common stock. Certain shares of the Company’s common stock are held in “nominee” or “street” name and accordingly the number of beneficial owners of common stock is not included in the number of record holders.

There was a $0.05 special dividend paid on 13,907,340 common shares during fiscal year 2016 for a total of $695,367. The dividend payment did not include 332,496 common shares that are part of preferred units. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition. While the Company does anticipate declaring dividends annually, the payment of any dividends will be within the discretion of our board of directors.

The Company did not repurchase any shares of its common stock during the fourth fiscal quarter of 2016.

ITEM 6.              Selected Financial Data

Not required for smaller reporting companies.

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

Results of Operations for the Year Ended September 30, 2016 Compared to the Year Ended September 30, 2015

Revenues. Revenues on continuing operations increased by $38.7 million or 33.1% to $155.5 million for the year ended September 30, 2016 from $116.8 million for the year ended September 30, 2015. The increase was primarily attributable to a $19.3 million revenue increase in petroleum and gas work, a $14.9 million revenue increase in electrical and mechanical services, and a $4.5 million revenue increase in water and sewer projects and other ancillary services. There were no revenues from discontinued operations for fiscal years 2016 and 2015.

Cost of Revenues. Cost of revenues on continuing operations increased by $35.4 million or 33.4% to $141.3 million for the year ended September 30, 2016 from $105.9 million for the year ended September 30, 2015. The increase was primarily attributable to a $18.3 million cost increase in petroleum and gas work, a $13.9 million cost increase in electrical and mechanical services, a $2.9 million cost increase in water and sewer projects and other ancillary services, and a $285,000 cost increase in equipment and tool shop operations not allocated to projects. There was no cost of revenues from discontinued operations for fiscal years 2016 and 2015.

Gross Profit. Gross profits on continuing operations increased by $3.3 million or 30.7% to $14.2 million for the year ended September 30, 2016 from $10.9 million for the year ended September 30, 2015. The increase was primarily attributable to a $1.0 million gross profit increase in petroleum and gas work, a $1.0 million gross profit increase in electrical and mechanical services, and a $1.6 million gross profit increase in water and sewer projects and other ancillary services, partially offset by a $285,000 cost increase in equipment and tool shop operations not allocated to projects. The gross profit percentage was 9.1% for the year ended September 30, 2016 and 9.3% for the year ended September 30, 2015. There was no gross profit on discontinued operations for fiscal years 2016 and 2015.

Selling, general and administrative expenses. Selling, general and administrative expenses on continuing operations increased by $709,000 or 10.8% to $7.3 million for the year ended September 30, 2016 from $6.6 million for the year ended September 30, 2015. The increase was primarily due to additional salary and burden expense needed to bid and manage projects. There was no selling, general and administrative expense on discontinued operations for fiscal years 2016 and 2015.

Income from operations. Income from operations increased by $2.6 million or 61.3% to $6.9 million for the year ended September 30, 2016 from $4.3 million for the year ended September 30, 2015. The increase was due to the items mentioned above. There was no income from discontinued operations for fiscal years 2016 and 2015.

Interest Expense. Interest expense increased by $114,000 or 15.0% to $875,000 for the year ended September 30, 2016 from $761,000 for the year ended September 30, 2015. This increase was due to increased operating line of credit borrowings during fiscal year 2016 as compared to borrowings during fiscal year 2015 and interest on purchases made against the Equipment Line of Credit discussed below.

Income Tax Expense. Income from continuing operations before income tax expense was $6.1 million for fiscal year 2016, compared to $3.7 million for fiscal year 2015. Income tax expense for fiscal year 2016 was $2.9 million compared to income tax expense of $1.6 million for fiscal year 2015.

The effective tax rate for fiscal year 2016 was 47.2% as compared to 43.0% for fiscal year 2015. The increase in the effect tax rate was due to an estimated $342,000 reduction in the net operating loss carry forward when comparing the September 30, 2015 federal return, filed in June 2016, to the fiscal year 2015 estimated tax entry. The net operating loss carry forward after the federal income tax return was $844,000 as compared to $1.2 million in the fiscal year 2015 income tax estimate. The variance was created by bonus depreciation on building and property purchases that was used to incorrectly calculate the fiscal year 2015 estimated tax entry. This did not result in any additional income tax owed for fiscal year 2015.

There was no income from discontinued operations for fiscal year 2016 as compared to net income from discontinued operations of $26,000 for fiscal year 2015, which was the result of estimated tax benefits.

Net Income Available to Common Shareholders. The net income available to common shareholders after $309,000 in dividends on preferred shares was $2.9 million for the year ended September 30, 2016 compared to $1.8 million for the year ended September 30, 2015. The increase was due to the items mentioned above.

Comparison of Financial Condition at September 30, 2016 Compared to September 30, 2015.

The Company had total assets of $56.4 million at September 30, 2016, an increase of $9.6 million from the prior fiscal year end balance of $46.8 million. Some primary components of the balance sheet were accounts receivable which totaled $24.1 million at September 30, 2016, an increase of $2.8 million from the prior year end balance of $21.3 million, and retainages receivable of $5.8 million at September 30, 2016, an increase of $2.5 million from $3.3 million at September 30, 2015. These increases were primarily due to several major projects in progress at September 30, 2016 that resulted in increased billings to customers. Estimated earnings in excess of billings was $6.0 million at September 30, 2016, a decrease of $700,000 from the prior year end balance of $6.7 million. This decrease was due to improved billings on projects. Other major categories of assets at September 30, 2016 included cash and cash equivalents of $3.8 million, an increase of $2.3 million from the prior year end balance of $1.5 million as well as net fixed assets of $12.7 million at September 30, 2016, an increase of $4.3 million from the prior year end balance of $8.4 million. This increase in net fixed assets was primarily due to $7.0 million in acquisitions of vehicles, construction equipment, and a fabrication shop offset by $2.5 million in depreciation.

Liabilities totaled $33.9 million at September 30, 2016, an increase of $7.4 million from the prior year end balance of $26.5 million. Current maturities of long-term debt increased by $491,000 to $2.9 million at September 30, 2016 from $2.4 million at September 30, 2015. Line of credit and short term borrowings increased by $1.7 million to $6.2 million at September 30, 2016 from $4.5 million at September 30, 2015. In total, short-term debt increased by $2.2 million to $9.1 million at September 30, 2016 from $6.9 million at September 30, 2015 primarily due to increased borrowings from the Company’s line of credit and borrowing for construction equipment purchases and purchase of a fabrication shop. Long–term debt increased by $588,000 to $7.4 million at September 30, 2016 from $6.8 million at September 30, 2015. Overall, the long-term and short-term debt of the Company increased by $2.8 million during the year to $16.5 million at September 30, 2016 from $13.7 million at September 30, 2015. Accounts payable and accrued expenses increased by $2.9 million to $10.9 million at September 30, 2016 from $8.0 million at September 30, 2015. This increase was primarily due to increased labor, material, and equipment rental expenses associated with several major projects in progress at September 30, 2016.

Shareholders’ equity was $22.5 million at September 30, 2016, an increase of $2.2 million from the prior year end balance of $20.3 million. This increase was primarily due to the $2.9 million net income available to common shareholders generated by the Company in fiscal year 2016, which was partially offset by $695,000 in dividends paid on common stock.

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

This modification applied as of June 30, 2014, as well as for future periods.  The Company is in compliance with or has obtained a waiver for all loan covenants as of September 30, 2016.

On December 16, 2014, the Company’s Nitro Electric subsidiary entered into a 20 year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 monthly. The interest rate on the new loan agreement is 4.75% with monthly payments of $7,800.

On September 16, 2015, the Company entered into a $1.2 million 41 month term note agreement with United Bank, Inc. to refinance the five year term note agreement with First Guaranty Bank. The agreement has an interest rate of 5.0% and is subject to the terms of the January 31, 2014 Term Note agreement discussed above.

Also on September 16, 2015, the Company entered into a $2.5 million Non-Revolving Note agreement with United Bank, Inc. This six year agreement gave the Company access to a $2.5 million line of credit (“Equipment Line of Credit”), specifically for the purchase of equipment, for the period of one year with an interest rate of 5.0%. After the first year, all borrowings against the Equipment Line of Credit will be converted to a five year term note agreement with an interest rate of 5.0%. This agreement is subject to the terms of the January 31, 2014 Term Note agreement discussed above. At September 30, 2016, the Company had borrowed $2.46 million against this line of credit.

On November 13, 2015, the Company entered into a 10 year $1.1 million loan agreement with United Bank, Inc. to purchase the fabrication shop and property Nitro Electric had previously been leasing for $12,900 monthly. The interest rate on the new loan agreement is 5.0% with monthly payments of $11,500.

As of September 30, 2016, the Company had $3.8 million in cash and working capital of $19.0 million. The maturities of long-term and short-term debt, which includes line of credit borrowings, term notes payable to banks, and notes payable on various equipment purchases, were as follows:

2017	$9,100,841
2018	3,033,842
2019	1,526,427
2020	688,627
2021	703,461
Thereafter	1,437,742
$16,490,940

Operating Line of Credit

On March 30, 2016, the Company entered into a financing agreement (“Operating Line of Credit (2016)”) with United Bank, Inc. to provide the Company with a $15.0 million revolving line of credit. The effective date of this agreement was February 27, 2016 and it replaced the $10.0 million revolving line of credit (“Operating Line of Credit (2015)”) entered into with United Bank, Inc. on February 27, 2015. The Company paid off all borrowings from the Operating Line of Credit (2015) prior to the expiration date, February 27, 2016, and had borrowed $6.0 million against the Operating Line of Credit (2016) as of September 30, 2016.

The interest rate on the Operating Line of Credit (2016), which expires on February 27, 2017, is the “Wall Street Journal” Prime Rate (the index) with a floor of 6.0%. Cash available under the line is calculated based on 70.0% of the Company’s eligible accounts receivable. Major items excluded from the calculation are receivables from bonded jobs and retainage as well as items greater than 90 days old.

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

Under the terms of the agreement, the Company must meet the following additional requirements for draw requests causing the borrowings to exceed $12.5 million:

1.	Minimum tangible net worth of $19.0 million to be measured quarterly
2.	Minimum traditional debt service coverage of 2.0x to be measured quarterly on a rolling twelve-month basis
3.	Full review of accounts receivable aging report and work in progress. The results of the review shall be satisfactory to the lender in its sole and unfettered discretion.

The Company was in compliance with or has obtained a waiver for all covenants and additional requirements for the $15.0 million Operating Line of Credit (2016) at September 30, 2016.

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

Letters of Credit

Certain of our customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors, vendors, etc. on various customer projects. At September 30, 2016, the Company did not have any outstanding letters of credit.

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

Depending upon the size and conditions of a particular contract, the Company may be required to post letters of credit or other collateral in favor of the insurer. Posting of these letters or other collateral will reduce our borrowing capabilities. The Company does not anticipate any claims in the foreseeable future. At September 30, 2016, the Company had $14.9 million in performance bonds outstanding.

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

The Company had two customers that exceeded 10.0% of revenues for the year ended September 30, 2016. The two customers, Marathon Petroleum and EQT, represented 18.2% and 17.6% of revenues and 40.6% and 11.3% of receivables net of retention, respectively. The Company had two customers that exceeded 10.0% of revenues for the year ended September 30, 2015. These two customers, Marathon Petroleum and Rice Energy, represented 14.6% and 22.8% of revenues and 14.5% and 32.6% of receivables net of retention, respectively.

The Company’s consolidated operating revenues for the year ended September 30, 2016 were $155.5 million of which 53.2% was attributable to gas and petroleum contract work, 37.8% to electrical and mechanical contract services and 9.0% to water and sewer contract installations and other ancillary services. The Company’s consolidated operating revenues for the year ended September 30, 2015 were $116.8 million of which 54.3% was attributable to gas and petroleum contract work, 37.6% to electrical and mechanical contract services and 8.1% to water and sewer contract installations and other ancillary services.

Litigation

The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At September 30, 2016, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

Related Party Transactions

In the normal course of business, the Company enters into transactions from time to time with related parties. These transactions typically would not be material in nature and would usually relate to real estate, vehicle or equipment rentals.

Inflation

Due to relatively low levels of inflation during the years ended September 30, 2016 and 2015, inflation did not have a significant effect on our results.

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

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. ASU 2015-17 is effective for public business entities for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. ASU 2015-17 eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The Company expects that the adoption of ASU 2015-17 will not have a material impact on its financial statements or disclosure.

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

Income Taxes

The Company and all subsidiaries file a consolidated federal and various state income tax returns on a fiscal year basis. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations for years ending prior to September 30, 2009.

The Company follows the liability method of accounting for income taxes in accordance with the Income Taxes topic of the ASC 740. Under this method, deferred tax assets and liabilities are recorded for future tax consequences of temporary differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the underlying assets or liabilities are recovered or settled. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a portion of the deferred tax asset will not be realized. GAAP prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or to be taken on a tax return.

Goodwill

In the quarter ended September 30, 2012, the Company recorded a goodwill impairment charge of $36.9 million, which represented the entire amount of goodwill carried on the Company’s balance sheet. The goodwill impairment test indicated that there was no residual goodwill of the Company. The Company had determined that its operating units meet the criteria for aggregation and could be deemed a single reporting unit because of their similar economic characteristics. Therefore, the goodwill impairment test was conducted at the Company level. See Note 4 of the Notes to the Consolidated Financial Statements.

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

Self Insurance

The Company has its workers’ compensation, general liability and auto insurance through a captive insurance company. While the Company believes that this arrangement has been very beneficial in reducing and stabilizing insurance costs the Company does have to maintain a restricted cash account to guarantee payments of premiums. That restricted account had a balance of $1.6 million as of September 30, 2016. Should the captive insurance company experience severe losses over an extended period, it could have a detrimental effect on the Company.

Current and Non-Current Accounts Receivable and Provision for Doubtful Accounts

The Company provides an allowance for doubtful accounts when collection of an account is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates relating to, among others, our customers’ access to capital, our customers’ willingness or ability to pay, general economic conditions and the ongoing relationship with the customers. While most of our customers are large well capitalized companies, should they experience material changes in their revenues and cash flows or incur other difficulties and not be able to pay the amounts owed, this could cause reduced cash flows and losses in excess of our current reserves. At September 30, 2016, the management review deemed that the allowance for doubtful accounts was adequate.

ITEM 7A.           Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

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

Management has used the framework set forth in the report entitled “Internal Control–Integrated Framework 2013” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has not indentified any material weakness in the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year.

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

(c) Changes in Internal Controls over Financial Reporting

There has been no change in Energy Services of America Corporation’s internal control over financial reporting during Energy Services of America Corporation’s fourth quarter of fiscal year 2016 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

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

Joseph L. Williams has been a Director since our inception. Mr. Williams is the Chairman and Chief Executive Officer of Basic Supply Company, Inc., which he founded in 1977. Mr. Williams was one of the organizers and is a Director of First Sentry Bancshares, Inc., Huntington, West Virginia. Mr. Williams was Chairman, President and Chief Executive Officer of Consolidated Bank & Trust Co., in Richmond, Virginia from 2007 until it merged with Premier Financial Bancorp, Inc. in 2009. Mr. Williams is a former member of the West Virginia Governor’s Workforce Investment Council. He is a former Director of Unlimited Future, Inc. (a small business incubator) and a former Member of the National Advisory Council of the U.S. Small Business Administration. Mr. Williams is a former Mayor and City Councilman of the City of Huntington, West Virginia. He is a graduate of Marshall University with a degree in finance and is a former member of its Institutional Board of Governors. Mr. Williams' investment and management experience provides the board of directors an important perspective in business development.

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

Nester S. Logan is the owner of S.S. Logan Packing Co. located in Huntington, West Virginia. Mr. Logan is a Director of First Sentry Bancshares, Inc., Huntington, West Virginia. Mr. Logan’s experience in the Company’s market area provides the Board with knowledge of business conditions in West Virginia and Ohio.

Samuel G. Kapourales is a Board Member of the West Virginia Health Care Authority and Kapourales Properties, LLC. Mr. Kapourales serves as a Director of First National Bank of Williamson and First Bank of Charleston. Mr. Kapourales’ varied business experience makes him a valuable member of the Board.

Bruce H. Elliott was appointed to the Board of Directors on August 20, 2014. Mr. Elliott graduated Magna Cum Laude from Bridgewater College (Bridgewater, VA) with a degree in Accounting. He is a certified public accountant and Principal of D'amelio, Cohen & Associates, LLC, an accounting firm located in Baltimore, Maryland. Mr. Elliott is licensed in Maryland, Virginia, and West Virginia, and is a member of each state’s CPA society. He is also active in various community service projects. Mr. Elliott’s accounting and financial background provides insight to issues important to shareholders and investors.

Charles Abraham, MD was appointed to the Board of Directors on January 1, 2016. Dr. Abraham is an Otolaryngology (Ear Nose & Throat) Specialist in Huntington, WV and is affiliated with multiple hospitals in the area, including Cabell Huntington Hospital, St. Mary’s Medical Center and Huntington Veterans Affairs Medical Center. He received his medical degree from West Virginia University School of Medicine and has been in practice since 1968. He also received a MBA degree from Marshall University in August 1996. Dr. Abraham is certified by the American Board of Otolaryngology and the West Virginia State Medical Association. Dr. Abraham’s healthcare experience and understanding of health insurance related matters makes him a valuable member of the Board.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our common stock is registered with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934. The officers and directors and beneficial owners of greater than 10% of our common stock are required to file reports on Forms 3, 4 and 5 with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of the common stock. Securities and Exchange Commission rules require disclosure in our Proxy Statement or Annual Report on Form 10-K of the failure of an officer, director or 10% beneficial owner of our common stock to file a Form 3, 4 or 5 on a timely basis. Based on our review of ownership reports required to be filed for the fiscal year ended September 30, 2016, all of our directors, officers and owners of more than 10% of our common stock filed these reports on a timely basis.

Meetings of the Board of Directors

During fiscal 2016, the Board of Directors held twelve regular meetings and no special meetings. No director attended fewer than 75% in the aggregate of the total number of board meetings held. All directors serving on our committees attended more than 75% of the total number of committee meetings on which they served during fiscal 2016. Although not required, attendance of Board members at the Annual Meeting of Stockholders is encouraged. All members of our Board of Directors attended the 2016 Annual Meeting of Stockholders.

Board Committees

Audit Committee. The Audit Committee consisted of Messrs. Scaggs, Logan, and Molihan, with Mr. Scaggs acting as chairman of the committee in fiscal 2016. The audit committee met four times during the fiscal year ended September 30, 2016. All of the directors appointed to the audit committee are independent members of the board of directors, as defined by Securities and Exchange Commission rules (Rule 10A-3 of the Securities Exchange Act of 1934) and the NYSE MKT corporate governance listing standards. Each member of the audit committee is financially literate, and the Board of Directors has determined that Mr. Molihan qualifies as audit committee financial expert, as such term is defined by Securities and Exchange Commission rules. The committee’s charter can be found at: www.energyservicesofamerica.com/posting/Audit_Committee_Charter_v1.pdf.

The Audit Committee reviews the professional services and independence of our independent registered public accounting firm and our accounts, procedures and internal controls. The audit committee also recommends the firm selected to be our independent registered public accounting firm, reviews and approves the scope of the annual audit, reviews and evaluates with the independent registered public accounting firm our annual audit and annual consolidated financial statements, reviews with management the status of internal accounting controls, evaluates problem areas having a potential financial impact on us that are brought to the committee’s attention by management, the independent registered public accounting firm or the board of directors, and evaluates all of our public financial reporting documents.

The Audit Committee approved the appointment of Arnett Carbis Toothman to be our independent registered public accounting firm for the 2017 fiscal year. A representative of Arnett Carbis Toothman is expected to attend the 2017 Annual Meeting of Stockholders.

Nominating Committee. The Board has determined that the independent members of the Board of Directors will perform the duties of the nominating committee of the Board of Directors. The nominating committee does not have a written charter. The nominating committee will (i) identify individuals qualified to become members of the Board of Directors and recommend to the Board of Directors the nominees for election to the Board of Directors; (ii) recommend director nominees for each committee to the Board of Directors; and (iii) identify individuals to fill any vacancies on the Board of Directors. The nominating committee met one time during the fiscal year ended September 30, 2016.

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

The nominating committee will also take into account whether a candidate satisfies the criteria for “independence” under Securities and Exchange Commission or NYSE MKT rules and, if a nominee is sought for service on the audit committee, the financial and accounting expertise of a candidate, including whether an individual qualifies as an “audit committee financial expert.” The nominating committee will consider diversity in identifying nominees for director, but has no specific policy or established criteria in this regard. The nominating committee seeks candidates who have a broad range of business experience when considering nominees to the Board of Directors.

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

The Compensation Committee

The compensation committee consists of directors Joseph L. Williams, Keith Molihan and Nester S. Logan. Each member of the compensation committee is considered “independent” as defined in the NYSE MKT corporate governance listing standards. The Board of Directors has not adopted a written charter for the Committee. The compensation committee met one time during fiscal year 2016.

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

For 2016, in making compensation decisions, the compensation committee did not use strict numerical formulas to determine the compensation paid to our executive officers. However, the committee considered a variety of factors in its deliberations over executive compensation, emphasizing the profitability and scope of our operations, the experience, expertise and management skills of the named executive officers and their role in our future success, as well as compensation surveys prepared by professional firms to determine compensation paid to executives performing similar duties for comparable companies. While the quantitative and non-quantitative factors described above were considered by the committee in determining the compensation paid to our named executive officers, such factors were not assigned a specific weight in evaluating the performance of the named executive officers. In determining the Chief Executive Officer’s bonus, the Chairman of the Board also considers the above factors and makes a recommendation to the committee which authorizes such bonus. For the other named executive officer, the Chief Executive Officer considers the above factors and makes a recommendation to the committee which authorized his bonus. The Company paid $30,000 in bonuses in the aggregate to named executive officers during fiscal year 2016.

The Compensation Committee has authority to approve the engagement of any compensation consultant it uses and the fees for those services. However, the Compensation Committee did not engage a compensation consultant to assist in determining the amount or form of executive and director compensation with respect to fiscal year 2016.

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

Summary Compensation Table for Named Executive Officers. The following table shows the compensation of the Company’s executive officers for the years ended September 30, 2016 and 2015. Mr. Crimmel was the only executive officer who received total compensation in excess of $100,000 for services to the Company or any of its subsidiaries during the years ended September 30, 2016 or 2015.

Summary Compensation Table
Name and principal position	Year	Salary	Bonus	Stock awards	All other compensation (1)	Total

Douglas V. Reynolds	2016	$80,000	$15,000	$-	$1,379	$96,379
President and Chief	2015	$80,000	$7,500	$-	$1,200	$88,700
Executive Officer

Charles P. Crimmel	2016	$100,000	$15,000	$-	$1,783	$116,783
Secretary/Treasurer and	2015	$100,000	$7,500	$-	$1,500	$109,000
Chief Financial Officer

(1)	Other compensation in 2016 includes 401(k) plan matching contributions of $1,379 for Mr. Reynolds and $1,783 for Mr. Crimmel. Other compensation in 2015 includes 401(k) plan matching contributions of $1,200 for Mr. Reynolds and $1,500 for Mr. Crimmel.

Benefit Plans

Stock Benefit Plans

Long Term Incentive Plan. In 2010, the Board of Directors adopted, and our stockholders approved, the Energy Services of America Corporation Long Term Incentive Plan (the “LTIP”), to provide our employees and directors with additional incentives to promote our growth and performance. The LTIP gives us the flexibility we need to continue to attract and retain highly qualified employees and directors by offering a competitive compensation program that is linked to the performance of our common stock.

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

For fiscal year 2016, no awards were granted under LTIP to the named executive officers by the compensation committee.

Long Term Incentive Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	1,149,000
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	1,149,000

Energy Services 401(k) Plan

401(k) Retirement Plans

We maintain the Energy Services of America Staff 401(k) Retirement Plan (the “Plan”). Our three wholly owned subsidiaries, C. J. Hughes Construction Company, Inc., Nitro Electric Company, Inc., and Contractors Rental Corporation adopted the Plan on behalf of their non-union employees. Employees are eligible to participate in the Plan upon completion of six months of service, but must wait until a quarterly entry date to join the Plan. Employees may contribute eligible wages up to the maximum indexed dollar amount set by the Internal Revenue Service, which was $18,000 for 2016. In addition, participants who are age 50 or older by the end of the Plan year may elect to defer up to an additional $6,000 into the 401(k) plan for 2016. The Company provided a matching contribution to each participant’s account equal to $0.25 on each dollar contributed up to 6% of eligible wages. The Company’s matching contribution is used by the Plan’s third-party administrator to purchase Energy Services of America stock from the open market. Additionally, each Plan year, the Company may make discretionary profit-sharing contributions for participants who are actively employed on the last day of the Plan year. The discretionary contributions will be allocated to a qualifying participant’s individual account based on the ratio of his or her compensation to the total compensation of all qualifying participants for the Plan year. No discretionary profit sharing contributions were made in 2016. Participants direct the investment of their account in the Plan, selecting from investment funds provided under the Plan. Participants receive quarterly benefit statements that provide information on their account balances and have immediate access to their account through an Interactive Voice Response System and the Internet. Plan benefits are paid as soon as administratively possible following the participant’s termination of employment. Lump sums, partial payments and installment payments are available if the participant’s account balance exceeds $1,000.

Energy Services of America Corporation 2009 Employee Stock Purchase Plan

The plan enables eligible employees to purchase common stock through payroll deductions. The plan is intended to qualify under Section 423 of the Internal Revenue Code and its regulations. Up to 1,200,000 shares of common stock, subject to adjustments, may be issued under this plan. An eligible employee’s stock purchases during a calendar year may not exceed the lesser of: (a) a percentage of the participant’s compensation or a total dollar amount as specified by the committee or (b) $25,000. During 2016, we did not utilize the plan.

Directors’ Compensation

Director Compensation. The table set forth below shows the compensation of our non-executive directors for the fiscal year ended September 30, 2016. We did not make any non-equity incentive plan awards to directors and there were no preferential earnings on nonqualified deferred compensation. Each Director received retainer fees of $500 per month from October 2015 to February 2016. The retainer fee was increased to $1,000 per month beginning in March 2016. No fee payments were made for committee participation.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	All other compensation ($)	Total
Marshall T. Reynolds	$9,500	$-	$-	$9,500
Samuel G. Kapourales	9,500	-	-	9,500
Jack M. Reynolds	9,500	-	-	9,500
Neal W. Scaggs	9,500	-	-	9,500
Joseph L. Williams	9,500	-	-	9,500
Keith Molihan	9,500	-	-	9,500
Nester S. Logan	9,500	-	-	9,500
Bruce H. Elliott	9,500	-	-	9,500
Charles Abraham	8,000	-	-	8,000
Total	$84,000	$-	$-	$84,000

ITEM 12.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Persons and groups who beneficially own in excess of five percent of our common stock are required to file certain reports with the Securities and Exchange Commission regarding such ownership. The following table sets forth, as of September 30, 2016, the shares of common stock beneficially owned by each person who was the beneficial owner of more than five percent of our outstanding shares of common stock, as well as the shares owned by our directors, nominees and executive officers as a group.

	Amount of Shares Owned		Percent of Shares		Percent of Shares
	and Nature of Beneficial		of Common Stock	Preferred Shares	of Preferred Stock
Name and Address of Beneficial Owners	Ownership (1)		Owned	Owned	Owned

All Directors, Nominees and Executive Officers as a Group (11 persons)	7,246,674	(2)	44.21%	129	62.62%

Principal Stockholders:
Marshall T. Reynolds	2,375,685	(3)	15.66%	56	27.18%
75 West 3rd Ave.
Huntington, WV 25701

Douglas V. Reynolds	1,551,799	(4)	10.73%	13	6.31%
75 West 3rd Ave.
Huntington, WV 25701

Samuel G. Kapourales	761,474	(5)	5.25%	16	7.77%
75 West 3rd Ave.
Huntington, WV 25701

(1)	In accordance with Rule 13d-3 under the Security Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table of any shares of common stock if he has sole or shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the date as of which beneficial ownership is being determined. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares. Includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.
(2)	Includes 2,150,000 shares of common stock issuable upon conversion of shares of preferred stock.
(3)	Includes 933,333 shares of common stock issuable upon conversion of shares of preferred stock.
(4)	Includes 216,667 shares of common stock issuable upon conversion of shares of preferred stock.
(5)	Includes 266,667 shares of common stock issuable upon conversion of shares of preferred stock.

The table below sets forth certain information regarding our Board of Directors and executive officers, including the terms of office of board members and the ownership of our securities.

					Shares of Common
				Current	Stock Beneficially		Percent of	Preferred	Percent of
			Director	Term to	Owned on Record		Common	Shares	Preferred
Names and Address (1)	Age (2)	Position Held	Since	Expire	Date (3)		Shares	Owned	Shares
Directors/Nominees:

Marshall T. Reynolds	80	Chairman and Director	2006	2016	2,375,685	(4)	15.66%	56	27.18%

Douglas V. Reynolds	40	President and
		Chief Executive Officer	2008	2016	1,551,799	(5)	10.73%	13	6.31%

Samuel G. Kapourales	81	Director	2010	2016	761,474	(6)	5.25%	16	7.77%

Jack M. Reynolds	51	Director	2006	2016	458,216	(7)	3.21%	1	0.49%

Neal W. Scaggs	80	Director	2006	2016	670,206	(8)	4.62%	16	7.77%

Joseph L. Williams	71	Director	2006	2016	140,716	(9)	0.99%	1	0.49%

Keith Molihan	74	Director	2008	2016	24,167	(10)	0.17%	1	0.49%

Nester S. Logan	77	Director	2010	2016	604,642	(11)	4.18%	14	6.80%

Bruce H. Elliott	61	Director	2014	2016	200,000		1.40%	-	0.00%

Charles Abraham	73	Director	2016	2016	457,587	(12)	3.17%	11	5.34%

Charles P. Crimmel	43	Chief Financial Officer	n/a	n/a	2,183	(13)	0.02%	-	0.00%

All Directors and Executive
Officers as a Group (11 persons)					7,246,674	(14)	44.21%	129	62.62%

(1)	The mailing address for each person is 75 West 3rd Ave., Huntington, WV 25701
(2)	As of September 30, 2016.
(3)	In accordance with Rule 13d-3 under the Security Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table of any shares of common stock if he has sole or shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the date as of which beneficial ownership is being determined. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares. Includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.
(4)	Includes 933,333 shares of common stock issuable upon conversion of shares of preferred stock.
(5)	Includes 216,667 shares of common stock issuable upon conversion of shares of preferred stock and 12,069 common shares related to 401(k) match held by third party plan administrator.
(6)	Includes 266,667 shares of common stock issuable upon conversion of shares of preferred stock.
(7)	Includes 16,667 shares of common stock issuable upon conversion of shares of preferred stock.
(8)	Includes 266,667 shares of common stock issuable upon conversion of shares of preferred stock.
(9)	Includes16,667 shares of common stock issuable upon conversion of shares of preferred stock.
(10)	Includes 16,667 shares of common stock issuable upon conversion of shares of preferred stock.
(11)	Includes 233,333 shares of common stock issuable upon conversion of shares of preferred stock.
(12)	Includes 183,333 shares of common stock issuable upon conversion of shares of preferred stock.
(13)	Includes 2,183 shares of common stock related to 401(k) match held by third party plan administrator.
(14)	Includes 2,150,000 shares of common stock issuable upon conversion of shares of preferred stock.

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

Prior to a $1,163,000 refinancing agreement with United Bank, Inc. on September 16, 2015, the Company had a five-year term note agreement with First Guaranty Bank, Hammond, Louisiana. Mr. Marshall Reynolds is the Chairman of the Board of Directors of First Guaranty Bank and owns greater than 10% of the common stock of First Guaranty Bank’s holding company, First Guaranty Bancshares, Inc. In addition, Messrs. Douglas Reynolds and Jack Reynolds, the sons of Marshall Reynolds, are also significant stockholders of First Guaranty Bancshares, Inc. The largest aggregate amount of principal outstanding of the loan was $1,644,690. As of September 16, 2015, we paid approximately $482,000 in principal and approximately $88,000 in interest since the beginning of the loan, January 31, 2014. The interest rate on the loan was 3.55%.

On December 16, 2014, the Company’s Nitro Electric subsidiary entered into a 20 year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 monthly. Mr. Douglas Reynolds, President of Energy Services, is a director and secretary of First Bank of Charleston. Mr. Nester Logan and Mr. Samuel Kapourales, directors of Energy Services, are also directors of First Bank of Charleston. The interest rate on the new loan agreement is 4.75% with monthly payments of $7,800. As of September 30, 2016, we have paid approximately $65,000 in principal and approximately $99,000 in interest since the beginning of the loan.

Other than as disclosed above, there were no related party transactions.

Board Independence

The Board of Directors consists of a majority of “independent directors” within the meaning of the NYSE MKT corporate governance listing standards. The Board of Directors has determined that Messrs. Scaggs, Molihan, Logan, Williams, Kapourales, Abraham, and Elliott are “independent directors” within the meaning of such standards. There were no transactions not required to be reported under “—Certain Relationships and Related Transactions” that were considered in determining the independence of our directors.

ITEM 14.            Principal Accountant Fees and Services

Audit Fees

We were billed by Arnett Carbis Toothman, our independent registered public accountant, $148,116 and $119,000 for the services they have performed in connection with the audit of our financial statements included in our Annual Report for fiscal 2016 and 2015, respectively and for the review of interim financial statements included in our quarterly reports on Form 10-Q during these periods.

Audit-Related Fees

During fiscal years 2016 and 2015, we had no audit-related fees.

Tax Fees

During the fiscal years ended September 30, 2016 and 2015, we were billed by Arnett Carbis Toothman $34,209 and $31,000, respectively, for tax compliance services.

Employee Benefit Plan

During the fiscal years ended September 30, 2016 and 2015, we were billed by Arnett Carbis Toothman $30,000 and $0, respectively, for the services they performed in connection with the audit of our 401(k) Plan and Form 11-K filing.

All Other Fees

During fiscal years 2016 and 2015, we were billed by Arnett Carbis Toothman, $5,099 and $3,000, respectively, for fees billed for products and services provided by our independent registered public accounting firm other than those set forth above. These fees consisted primarily of travel and postage expenses.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

The audit committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to particular service or category of services and is generally subject to a specific budget. The audit committee has delegated pre-approval authority to its Chairman when expedition of services is necessary. The independent registered public accounting firm and management are required to periodically report to the full audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. All of the fees paid in the audit-related, tax and all other categories during 2016 and 2015 were approved per the pre-approval policies.

PART IV

ITEM 15.           Exhibits and Financial Statement Schedules

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(a)(1)	Consolidated Financial Statements

(a)(2)	Consolidated Financial Statement Schedules

No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3)	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment to the Registrant’s Certificate of Incorporation (1)
3.4	Certificate of Designations Series A Preferred Stock (5)
4	Form of Certificate of Common Stock (1)
10.1	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.(1)
10.2	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.(1)
10.3	Form of Letter Agreement between Chapman Printing Co. and the Registrant regarding administrative support.(1)
10.4	Form of Amended Registration Rights Agreement among the Registrant and the Initial Stockholders.(1)
10.5	Term Note Agreement with United Bank, Inc. (6)
10.6.1	Energy Services of America Corporation Employee Stock Purchase Plan (2)
10.6.2	Energy Services of America Corporation Long Term Incentive Plan (3)
10.7	Management Incentive Plan (4)
10.8	Line of Credit (2015) Agreement with United Bank, Inc. (7)
10.9	Line of Credit (2016) Agreement with United Bank, Inc. (8)
14	Code of Ethics (1)
21	List of subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registration Statement on Form S-1 of Energy Services of America Corp. (file no. 333-133111), originally filed with the Securities and Exchange Commission on April 7, 2006, as amended.
(2)	Filed as Appendix A to the Schedule 14-A filed with the Securities and Exchange Commission on October 16, 2008.
(3)	Filed as Appendix A to the Schedule 14-A filed with the Securities and Exchange Commission on July 2, 2010.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 21, 2010.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on August 8, 2013.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2014.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2015.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2016.

(b) The exhibits listed under (a)(3) above are filed herewith.

(c) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY SERVICES OF AMERICA CORPORATION

Date: December 15, 2016	By:	/s/ Douglas V. Reynolds
Douglas V. Reynolds
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Position	Date

By	/s/ Marshall T. Reynolds	Chairman of the Board	December 15, 2016
Marshall T. Reynolds

By	/s/ Jack Reynolds	Director	December 15, 2016
Jack R. Reynolds

By	/s/ Charles P. Crimmel	Chief Financial Officer	December 15, 2016
	Charles P. Crimmel	(Principal Financial and Accounting Officer)

By	/s/ Neal W. Scaggs	Director	December 15, 2016
Neal W. Scaggs

By	/s/ Joseph L. Williams	Director	December 15, 2016
Joseph L. Williams

By	/s/ Keith Molihan	Director	December 15, 2016
Keith Molihan

By	/s/ Nester S. Logan	Director	December 15, 2016
Nester S. Logan

By	/s/ Bruce H. Elliott	Director	December 15, 2016
Bruce H. Elliott
By	/s/ Samuel G. Kapourales	Director	December 15, 2016
Samuel G. Kapourales

By	/s/ Charles Abraham	Director	December 15, 2016
Charles Abraham

By	/s/ Douglas V. Reynolds	President and Chief	December 15, 2016
	Douglas V. Reynolds	Executive Officer, and Director
(Principal Executive Officer)

actcpas.com 101 Washington Street East P.O. Box 2629 Charleston, WV 25329 304.346.0441 office│ 304.346.8333 fax 800.642.3601

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors

Energy Services of America Corporation

Huntington, West Virginia

We have audited the accompanying consolidated balance sheets of Energy Services of America Corporation and subsidiaries as of September 30, 2016 and 2015, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Services of America Corporation and subsidiaries as of September 30, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the two-year period then ended in conformity with U.S. generally accepted accounting principles.

Charleston, West Virginia

December 15, 2016

Bridgeport, WV  •  Buckhannon, WV  •  Charleston, WV  •  Columbus, OH  •  Lewisburg, WV  •  Meadville, PA  •  Morgantown, WV  •  New Castle, PA  •  Pittsburgh, PA

ENERGY SERVICES OF AMERICA CORPORATION

CONSOLIDATED BALANCE SHEETS

As of September 30, 2016 and 2015

	2016	2015
Assets

Current assets
Cash and cash equivalents	$3,815,790	$1,493,040
Accounts receivable-trade	24,059,432	21,338,455
Allowance for doubtful accounts	(133,500)	(147,922)
Retainages receivable	5,810,474	3,313,995
Other receivables	106,837	265,695
Costs and estimated earnings in excess of billings on uncompleted contracts	5,953,818	6,745,377
Deferred tax asset	1,399,152	1,126,697
Prepaid expenses and other	2,485,101	2,372,968
Assets of discontinued operations	12,303	1,739,324
Total current assets	43,509,407	38,247,629

Property, plant and equipment, at cost	39,375,505	33,494,845
less accumulated depreciation	(26,625,827)	(25,075,178)
Total fixed assets	12,749,678	8,419,667

Long-term notes receivable	137,281	137,281

Total assets	$56,396,366	$46,804,577

Liabilities and shareholders' equity
Current liabilities
Current maturities of long-term debt	$2,867,898	$2,376,577
Lines of credit and short term borrowings	6,232,943	4,516,235
Accounts payable	5,006,427	3,671,847
Accrued expenses and other current liabilities	5,933,571	4,301,439
Billings in excess of costs and estimated earnings on uncompleted contracts	3,410,548	2,672,294
Income tax payable	1,076,440	171,782
Liabilities of discontinued operations	28,671	101,409
Total current liabilities	24,556,498	17,811,583

Long-term debt, less current maturities	7,390,099	6,802,451
Deferred income taxes payable	1,926,077	1,903,907
Total liabilities	33,872,674	26,517,941

Shareholders' equity

Preferred stock, $.0001 par value Authorized 1,000,000 shares, 206 issued at September 30, 2016 and 2015	-	-

Common stock, $.0001 par value Authorized 50,000,000 shares 14,839,836 issued and 14,239,836 outstanding at September 30, 2016 and 2015	1,484	1,484

Treasury stock, 600,000 shares at September 30, 2016 and 2015	(60)	(60)

Additional paid in capital	61,289,260	61,289,260
Retained earnings (deficit)	(38,766,992)	(41,004,048)
Total shareholders' equity	22,523,692	20,286,636
Total liabilities and shareholders' equity	$56,396,366	$46,804,577

ENERGY SERVICES OF AMERICA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

For the years ended September 30, 2016 and 2015

	2016	2015

Revenue	$155,481,145	$116,800,046

Cost of revenues	141,283,142	105,935,841

Gross profit	14,198,003	10,864,205

Selling and administrative expenses	7,293,323	6,584,334
Income from operations	6,904,680	4,279,871

Other income (expense)
Interest income	-	1,278
Other nonoperating income (expense)	(158,246)	12,421
Interest expense	(875,254)	(761,079)
Gain on sale of equipment	268,448	179,031
	(765,052)	(568,349)

Income from continuing operations before income taxes	6,139,628	3,711,522
Income tax expense	2,898,205	1,597,332
Income from continuing operations	3,241,423	2,114,190
Dividends on preferred stock	309,000	309,000
Income from continuing operations available to common shareholders	2,932,423	1,805,190
Income from discontinued operations net of tax benefit of $0 in 2016 and tax benefit of $26,340 in 2015	-	26,340
Net income available to common shareholders	$2,932,423	$1,831,530

Weighted average shares outstanding-basic	14,239,836	14,239,836
Weighted average shares-diluted	17,673,169	17,673,169
Earnings per share from continuing operations available to common shareholders	$0.206	$0.127
Earnings per share from continuing operations-diluted available to common shareholders	$0.166	$0.102

Earnings per share available to common shareholders	$0.206	$0.129

Earnings per share-diluted available to common shareholders	$0.166	$0.104

ENERGY SERVICES OF AMERICA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended September 30, 2016 and 2015

	2016	2015
Cash flows from operating activities:

Net income available to common shareholders	$2,932,423	$1,831,530

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,503,471	3,291,386
Gain on sale/disposal of equipment	(268,448)	(179,031)
Provision for deferred taxes	1,470,498	1,109,597
Increase in contracts receivable	(2,735,399)	(6,804,621)
Increase in retainage receivable	(2,496,479)	(2,035,577)
Decrease in other receivables	158,858	81,726
Decrease in cost and estimated earnings in excess of billings on uncompleted contracts	791,559	2,581,180
Increase in prepaid expenses	(112,133)	(549,836)
Increase in notes receivable	-	(137,281)
Increase (decrease) in accounts payable	1,254,235	(2,095,715)
Increase in accrued expenses	1,639,739	791,688
Increase in billings in excess of cost and estimated earnings on uncompleted contracts	738,254	1,949,133
Increase in income taxes payable	904,658	171,782
Net cash provided by operating activities	6,781,236	5,961

Cash flows from investing activities:
Investment in property & equipment	(3,406,019)	(2,437,190)
Proceeds from sales of property and equipment	420,008	227,262
Net cash used in investing activities	(2,986,011)	(2,209,928)

Cash flows from financing activities:
Dividends on common stock	(695,367)	-
Borrowings on lines of credit and short term debt, net of (repayments)	1,716,708	3,756,103
Proceeds from long term debt	-	1,162,879
Principal payments on long term debt	(2,500,054)	(3,875,702)
Net cash provided by (used in) financing activities	(1,478,713)	1,043,280

Increase (decrease) in cash and cash equivalents	2,316,512	(1,160,687)
Cash beginning of period	1,511,581	2,672,268
Cash end of period	$3,828,093	$1,511,581

Supplemental schedule of noncash investing and financing activities:
Purchases of property & equipment under financing agreements	$3,579,023	$1,416,857
Insurance premiums financed	$2,565,020	$2,349,760

Supplemental disclosures of cash flows information:

Cash paid during the year for:
Interest	$875,254	$761,079
Income taxes	$310,401	$243,998
Insurance premiums	$2,348,312	$2,343,657
Dividends paid on preferred stock	$309,000	$309,000

The Consolidated Statements of Cash Flows includes the discontinued operation, S.T. Pipeline. See the cash flows from discontinued operations on page F-13.

ENERGY SERVICES OF AMERICA CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the years ended September 30, 2016 and 2015

						Total
	Common Stock		Additional Paid	Retained	Treasury	Shareholders'
	Shares	Amount	in Capital	Earnings (deficit)	Stock	Equity

Balance at September 30, 2014	14,239,836	$1,484	$61,289,260	$(42,835,578)	$(60)	$18,455,106

Net income available to common shareholders	-	-	-	1,831,530	-	1,831,530

Balance at September 30, 2015	14,239,836	$1,484	$61,289,260	$(41,004,048)	$(60)	$20,286,636

Net income available to common shareholders	-	-	-	2,932,423	-	2,932,423

Dividends on common stock ($0.05 per share on 13,907,340 shares; 332,496 common shares are part of preferred units and were not eligible for the common dividend)	-	-	-	(695,367)	-	(695,367)

Balance at September 30, 2016	14,239,836	$1,484	$61,289,260	$(38,766,992)	$(60)	$22,523,692

ENERGY SERVICES OF AMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION:

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

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed-rate debt to unrelated parties was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $16.5 million at September 30, 2016 was $16.3 million.

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

Self Insurance

The Company has its workers compensation, general liability and auto insurance through a captive insurance company. While the Company believes that this arrangement has been very beneficial in reducing and stabilizing insurance costs the Company does have to maintain a restricted cash account to guarantee payments of premiums. That restricted account had a balance of $1.6 million as of September 30, 2016, which is in “Prepaid expenses and other” on the Company’s Consolidated Balance Sheets. Should the captive experience severe losses over an extended period, it could have a detrimental effect on the Company.

Advertising

All advertising costs are expensed as incurred. Total advertising expense was $81,000 and $40,000 for the years ended September 30, 2016 and 2015, respectively.

Stock Compensation Plans

The Company has issued restricted stock under its Long-Term Incentive Plan. The Company accounts for its equity based compensation as prescribed by U.S. Generally Accepted Accounting Principles for share-based payments. The Company has adopted a fair value based method of accounting for employee equity based plans, whereby compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. As a result, compensation expense relating to stock compensation plans will be reflected in net income as part of “Salaries and employee benefits” on the Consolidated Statements of Income. For the year ending September 30, 2016 and 2015 respectively, $0 and $0 was recognized as compensation expense.

Income Taxes

The Company and all subsidiaries file a consolidated federal and various state income tax returns on a fiscal year basis. With few exceptions, the company is no longer subject to U.S. federal, state, or local income tax examinations for years ending prior to September 30, 2009. The Company follows the liability method of accounting for income taxes in accordance with U.S. Generally Accepted Accounting Principles. Under this method, deferred tax assets and liabilities are recorded for future tax consequences of temporary differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the underlying assets or liabilities are recovered or settled. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized. U.S. GAAP also prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or to be taken on a tax return.

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

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. ASU 2015-17 is effective for public business entities for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. ASU 2015-17 eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The Company expects that the adoption of ASU 2015-17 will not have a material impact on its financial statements or disclosure.

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

The operating results for S.T. Pipeline, Inc. for the years ended September 30, 2016 and 2015 are as follows:

	2016	2015

Revenue	$-	$-

Cost of revenues	-	-

Gross profit from discontinued operations	-	-

Selling and administrative expenses	-	-
Income from discontinued operations	-	-

Other income (expense)
Other nonoperating income	-	-
Loss on sale of equipment	-	-
	-	-

Income before income taxes	-	-
Income tax benefit	-	(26,340)
Net income from discontinued operations	$-	$26,340

The following table shows the components of asset and liabilities that are classified as discontinued operations in the Company’s consolidated balances sheets for the years ended September 30, 2016 and 2015.

	September 30,	September 30,
	2016	2015

Cash	$12,303	$18,541
Deferred tax asset	-	1,720,783
Assets of discontinued operations-current	12,303	1,739,324
Property, plant, and equipment, net	-	-
Total assets of discontinued operations	12,303	1,739,324

Accounts payable	-	80,345
Accrued expenses and other current liabilities	28,671	21,064
Liabilities of discontinued operations-current	28,671	101,409
Liabilities of discontinued operations-long term	-	-
Total liabilities of discontinued operations	28,671	101,409

Net assets (liabilities)	$(16,368)	$1,637,915

At September 30, 2015, the Company had $1.7 million in deferred tax assets related to the discontinued operation. Of that amount, $1.0 million related to federal net operating loss carry forwards and $691,000 related to the amortization of impaired goodwill. The deferred tax asset for discontinued operations increased by $522,000 during fiscal year 2015 due to a reclassification related to federal net operating loss (NOL) carry-forwards from the parent company. The need for reclassification became apparent in the Company’s second quarter ended March 31, 2015 after the NOL carry-forwards from the fiscal year 2014 tax estimate entry were compared to the consolidated federal income tax return for fiscal year 2014.

As of September 30, 2016, the Company had reclassed the deferred tax asset from the discontinued operation to continuing operations as the Company files a consolidated federal income tax return and has exhausted all federal net operating loss carry forwards during fiscal year 2016. The amount of deferred tax assets reclassed to continuing operations at September 30, 2016 was $580,000, which related to the amortization of impaired goodwill.

The $29,000 in accrued expenses and other current liabilities at September 30, 2016 represents a reserve for any unexpected expenses that may be incurred by the discontinued operation. As of September 30, 2016, the Company had paid all debts known to exist to the unsecured creditors of the discontinued operation.

Cash flows from discontinued operations for years ended September 30, 2016 and 2015 are as follows:

	2016	2015
Cash flows from operating activities:

Net income	$-	$26,340
Adjustments to reconcile net income to net cash used in operating activities:
Provision for deferred taxes	1,720,783	(517,517)
Decrease in accounts payable	(80,345)	(323,614)
Increase (decrease) in accrued expenses	7,607	(24,709)
Advance from (to) parent	(1,654,283)	777,422
Increase in income tax payable	-	62,505
Net cash provided by (used in) operating activities	(6,238)	427

Cash flows from investing activities:
Proceeds from sales of property and equipment	-	-
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Principle payments on long term debt	-	-
Net cash proviced by (used in) financing activities	-	-

Increase (decrease) in cash and cash equivalents	(6,238)	427
Cash beginning of period	18,541	18,114
Cash end of period	$12,303	$18,541

Supplemental schedule of noncash investing and financing activities:
None	$-	$-

Supplemental disclosures of cash flows information:
None	$-	$-

Continuing cash flows are expected to be generated through December 31, 2016.

4.	GOODWILL AND INTANGIBLE ASSETS

A summary of changes in the Company’s goodwill is as follows:

Year Ended September 30,
	2016	2015

Balance at beginning of year	$-	$-
Impairment	-	-
Balance at end of year	$-	$-

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

The fair value measurements were calculated using unobservable inputs, using a weighted average of the discounted cash flow approach and two market approach analyses. The amount and timing of future free cash flows was based on current operational budgets and long range strategic plans. The Company used the assistance of third party specialists to develop valuation assumptions. The Company’s operating losses in fiscal years 2011 and 2012 and the Forbearance Agreement existing at that time were considered in the cash flow analysis.

5.	ACCOUNTS RECEIVABLE

Activity in the Company’s allowance for doubtful accounts consists of the following:

	Year Ended September 30,
	2016	2015
Continuing Operations
Balance at beginning of year	$147,922	$158,487
Charged to expense	-	-
Deductions for uncollectible receivables written off, net of recoveries	(14,422)	(10,565)
Balance at end of year	$133,500	$147,922

Discontinued Operations
Balance at beginning of year	$-	$-
Charged to expense	-	-
Deductions for uncollectible receivables written off, net of recoveries	-	-
Balance at end of year	$-	$-

6.	UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

	Year Ended September 30,
	2016	2015
Costs incurred on contracts in progress	$134,163,585	$124,388,637
Estimated earnings, net of estimated losses	16,592,644	17,475,207
	150,756,229	141,863,844
Less billings to date	148,212,959	137,790,761
	$2,543,270	$4,073,083

Costs and estimated earnings in excess of billed on uncompleted contracts	$5,953,818	$6,745,377

Less billings in excess of costs and estimated earnings on uncompleted contracts	3,410,548	2,672,294

	$2,543,270	$4,073,083

7.	CLAIMS

The Company does not have any claims receivable as of September 30, 2016. Claims receivable is a component of cost and estimated earnings in excess of billing.

8.	PROPERTY AND EQUIPMENT

Property and Equipment consists of the following:

	Year Ended September 30,
	2016	2015

Land	$1,846,641	$1,141,707
Buildings and leasehold improvements	3,431,142	1,937,547
Operating equipment and vehicles	33,533,462	29,922,752
Office equipment, furniture and fixtures	532,401	485,537
Assets not yet in service	31,859	7,302
	39,375,505	33,494,845
Less accumulated depreciation	26,625,827	25,075,178

Property and equipment, net	$12,749,678	$8,419,667

9.	SHORT-TERM DEBT

Short-term debt consists of the following:

Effective February 27, 2016, the Company established a $15.0 million line of credit with United Bank, Inc. This agreement replaced the $10.0 million line of credit dated February 27, 2015 between the Company and United Bank, Inc. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 6.0%. Cash available under the line is calculated based on a percentage of the accounts receivable with certain exclusions. Major items excluded from the calculation are certain percentages of receivables from bonded jobs and retainage as well as all items greater than one hundred twenty (120) days old. At September 30, 2016 the Company had borrowed $6.0 million against the line of credit. The line of credit matures on February 27, 2017, but the Company expects the line of credit will be renewed annually. At September 30, 2015, the Company had borrowed $4.5 million against the previous line or credit.

The Company also finances insurance policy premiums on a short-term basis through a financing company. These insurance policies include: workers’ compensation, general liability, automobile, umbrella, and equipment policies. It is typical that the Company makes a down payment in January and finances the remaining premium amount over nine or ten monthly payments. In January 2016, The Company financed $2.3 million in insurance premium policies. At September 30, 2016, the balance of the remaining premiums to be paid was $233,000.

10.	SHORT-TERM AND LONG-TERM DEBT

A summary of short-term and long-term debt as of September 30, 2016 and 2015 is as follows:

	2016	2015
Note payable to finance company for insurance premiums financed, due in monthly installments totaling $232,943, including interest rate at 1%, final payment due October 2016.	$232,943	$-

Line of credit payable to bank, monthly interest at 6.0%, final payment due by Feburary 27, 2017.	6,000,000	4,500,000

Notes payable to bank, due in monthly installments totaling $11,506, including interest at 5.0%, final payment due November 2025 secured by building and property.	1,044,043	-

Notes payable to finance companies, due in monthly installments totaling $40,603 including interest ranging from 1.0% to 10.09%, final payments due October 2015 through June 2019, secured by equipment.	291,513	663,425

Notes payable to bank, due in monthly installments totaling $7,799, including interest at 4.75%, final payment due November 2034 secured by building and property.	1,134,811	1,172,732

Notes payable to bank, due in monthly installments totaling $172,473, including interest at 6.5%, final payment due February 2019 secured by equipment.	4,484,995	6,196,209

Notes payable to bank, due in monthly installments totaling $30,900, including interest at 5.0%, final payment due February 2019 secured by equipment.	843,612	1,162,897

Notes payable to bank, due in monthly installments totaling $46,405, including interest at 5.00%, final payment due September 2021 secured by equipment.	2,459,023	-

Total debt	16,490,940	13,695,263

Less current maturities	9,100,841	6,892,812

Total long term debt	$7,390,099	$6,802,451

Future expected payments due on long-term debt are as follows:

2017	$9,100,841
2018	3,033,842
2019	1,526,427
2020	688,627
2021	703,461
Thereafter	1,437,742
$16,490,940

11.	INCOME TAXES

The components of income taxes are as follows:

	Year Ended September 30,
	2016	2015

Federal
Current	$2,229,033	$2,001,910
Deferred	260,693	(373,170)
Total	2,489,726	1,628,740

State
Current	362,474	8,106
Deferred	46,005	(65,854)
Total	408,479	(57,748)

Total income tax expense	$2,898,205	$1,570,992

The provision for income taxes differs from the amount computed by applying the federal statutory rate of 34% on income from operations, as indicated in the following analysis:

	Year Ended September 30,
	2016	2015

Statutory rate	34.00%	34.00%
Meals	11.50%	6.13%
Other	-4.20%	1.98%
Valuation allowance	0.00%	-7.15%
State income taxes	5.90%	7.36%
Effective tax rate	47.20%	42.32%

Deferred income taxes provide for significant differences between the basis of assets and liabilities for financial reporting and income tax reporting. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The income tax effects of temporary differences giving rise to the deferred tax assets and liabilities are as follows:

	Year Ended September 30,
	2016	2015

Deferred income tax assets
Net operating loss carryforward	$-	$1,218,114
Other deferred assets	1,399,152	1,683,683
Less valuation allowance	-	(54,317)
Total deferred income tax assets	1,399,152	2,847,480

Continuing operations	1,399,152	1,126,697
Discontinued operations	-	1,720,783
Total deferred income tax assets	$1,399,152	$2,847,480

Deferred income tax liabilities

Current
Claims in progress	$-	$-
Total deferred income tax liabilities-Current	-	-

Continuing operations	-	-
Discontinued operations	-	-
Total deferred income tax liabilities-Current	$-	$-

Long-term
Property and equipment	$1,941,913	$1,895,577
Other deferred liabilities	(15,836)	8,330
Total deferred income tax liabilities-LT	1,926,077	1,903,907

Continuing operations	1,926,077	1,903,907
Discontinued operations	-	-
Total deferred income tax liabilities-LT	$1,926,077	$1,903,907

In fiscal year 2012, the Company established a valuation allowance against its deferred tax assets to offset a significant portion of the Company’s federal and state tax net operating loss (NOL) benefits that were not expected to be used in future years due to the Going Concern opinion. With the Company’s improved financial condition in fiscal year 2014 and projections that NOL carry forwards would continue to be used, the Company reversed a $3.5 million valuation allowance that previously existed. This resulted in the $2.3 million tax benefit recognized in fiscal year 2014. At September 30, 2014, the Company had tax assets related to federal NOL carry forwards valued at $2.7 million with no federal NOL valuation allowance remaining. At September 30, 2015, the Company had tax assets related to federal NOL carry forwards valued at $1.1 million. At September 30, 2016, the Company had exhausted all tax assets related to federal NOL carry forwards.

The Company had a NOL carry forward for federal income tax purposes at September 30, 2014 of $7.7 million available to offset future taxable income. In fiscal year 2015, $4.5 million of taxable income was applied to NOL carry forwards, decreasing the carry forward to $3.2 million. In fiscal year 2016, $6.0 million of taxable income was applied, exhausting all NOL carry forwards.

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

12.	EARNINGS PER SHARE

Earnings per share for the years ended September 30, 2016 and 2015 are as follow:

	2016	2015

Income from continuing operations	$3,241,423	$2,114,190

Dividends on preferred stock	309,000	309,000

Income available to common shareholders-continuing operations	$2,932,423	$1,805,190

Weighted average shares outstanding	14,239,836	14,239,836

Weighted average shares outstanding-diluted	17,673,169	17,673,169

Earnings per share from continuing operations available to common shareholders	$0.206	$0.127

Earnings per share from continuing operations available to common shareholders-diluted	$0.166	$0.102

Income from discontinued operations	$-	$26,340

Weighted average shares outstanding	14,239,836	14,239,836

Weighted average shares outstanding-diluted	17,673,169	17,673,169

Earnings per share from discontinued operations	$-	$0.002

Earnings per share from discontinued operations-diluted	$-	$0.001

Net income	$3,241,423	$2,140,530

Dividends on preferred stock	309,000	309,000

Net income available to common shareholders	$2,932,423	$1,831,530

Earnings per share available to common shareholders	$0.206	$0.129

Earnings per share available to common shareholders-diluted	$0.166	$0.104

13.	STOCK PURCHASE PLAN

At the annual meeting of the shareholders on November 19, 2008 the shareholders approved the establishment of an employee stock purchase plan. The stock purchase plan authorizes the issuance of up to 1,200,000 shares of common stock for purchase by eligible employees. A participant’s stock purchased during a calendar year may not exceed the lesser of (a) a percentage of the participant’s compensation or a total amount as specified by the compensation committee of the Board, or (b) $25,000. The stock will be offered at a purchase price of at least 85% of its fair market value on the date of purchase. The major plan provisions cover the purposes of the plan, effective date and duration, administration, eligibility, stock type, stock purchase limitations, price of stock, participation election, payroll deductions, payment for stock, date of purchase, termination of agreement, termination of employment, recapitalization, change of control, assignability, Stockholder rights, compliance with Internal Revenue Code Section 423, amendment and termination, application of funds, tax withholdings, governing laws, employment at will and arbitration. There have been no agreements with any employees made under this plan as of the year ended September 30, 2016.

14.	LONG TERM INCENTIVE PLAN

At the annual meeting of the shareholders on August 11, 2010, the shareholders approved the Energy Services of America Corporation Long Term Incentive Plan (the “LTIP”), to provide employees and directors of Energy Services of America Corporation (the “Company”) with additional incentives to promote the growth and performance of the Company. At September 30, 2011, future awards of 1,149,000 shares could be made under the plan.

On August 11, 2010, a total of 51,000 shares were granted to six officers of the Company at a grant date fair value per share of $4.22. These grants vested over a period of three years. Market value of the grants was $215,220 and was recognized as compensation expense over the vesting period. For the years ending September 30, 2016 and 2015, respectively, $0 and $0 were recognized as compensation expense and $0 and $0 as deferred tax benefit as a result of these grants. The holders of the restricted stock do not receive dividends and do not have the right to vote the shares. All stock grants have vested or been forfeited as of September 30, 2016.

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

Prior to a $1,163,000 refinancing agreement with United Bank, Inc. on September 16, 2015, the Company had a five year term note agreement with First Guaranty Bank, Hammond, Louisiana. Mr. Marshall Reynolds is the Chairman of the Board of Directors of First Guaranty Bank and owns greater than 10% of the common stock of First Guaranty Bank’s holding company, First Guaranty Bancshares, Inc. In addition, Messrs. Douglas Reynolds and Jack Reynolds, the sons of Marshall Reynolds, are also significant stockholders of First Guaranty Bancshares, Inc. The largest aggregate amount of principal outstanding of the loan was $1,644,690. As of September 16, 2015, we have paid approximately $482,000 in principal and approximately $88,000 in interest since the beginning of the loan, January 31, 2014. The interest rate on the loan was 3.55%.

On December 16, 2014, the Company’s Nitro Electric subsidiary entered into a 20 year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 monthly. Mr. Douglas Reynolds, President of Energy Services, is a director and secretary of First Bank of Charleston. Mr. Nester Logan and Mr. Samuel Kapourales, directors of Energy Services, are also directors of First Bank of Charleston. The interest rate on the new loan agreement is 4.75% with monthly payments of $7,800. As of September 30, 2016, we have paid approximately $65,000 in principal and approximately $99,000 in interest since the beginning of the loan.

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

The future minimum lease payments under operating leases as of September 30, 2016, are as follows:

2017	$50,346
2018	119,276
2019	-
2020	-
2021	-
$169,622

17.	MAJOR CUSTOMERS

Revenues for the year ending September 30, 2016 were $155.5 million. Two major customers, EQT and Marathon Petroleum, accounted for more than 10% each and totaled $55.7 million, which represented 35.8% of revenues for fiscal year 2016. Receivables from two major customers, EQT and Marathon Petroleum, were greater than 10% individually and totaled $12.5 million, which represented 51.9% of the total receivables at September 30, 2016.

Revenues for the year ending September 30, 2015 were $116.8 million. Two major customers, Marathon Petroleum and Rice Energy, accounted for more than 10% each and totaled $43.7 million, which represented 37.4% of revenues for fiscal year 2015. Receivables from two major customers, Marathon Petroleum and Rice Energy, were greater than 10% each and totaled $10.1 million, which represented 47.1% of the total receivables at September 30, 2015.

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

In 2016 and 2015, C. J. Hughes Construction Company, Inc., maintained a tax-qualified 401(k) retirement plan for union employees. Employees can contribute up to 15% of eligible wages, provided the compensation deferred for a plan year did not exceed the indexed dollar amount set by the Internal Revenue Service which was $18,000 for 2016 and $18,000 for 2015. C. J. Hughes matches $0.25 on each dollar contributed up to 6% of eligible wages. C. J. Hughes contributed $4,925 for the fiscal year ended September 30, 2016 to the union plan. Additionally, each plan year, C. J. Hughes may make a discretionary profit-sharing contribution for participants who are actively employed on the last day of the plan year. No discretionary profit-sharing contribution was made for the 2016 or 2015 plan year.

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

Employees are eligible to participate in the Plan upon completion of six months of service, but must wait until a quarterly entry to join the Plan. The Plan was last restated as of January 1, 2015, and the corporate trustee is United Bank Inc. Employees may contribute eligible wages up to maximum indexed dollar amount set by the Internal Revenue Service which was $18,000 for 2016 and $18,000 for 2015. Energy Services may make annual discretionary matching contributions and/or profit-sharing contributions to the Plan. The matching contribution formula for the 2016 and 2015 Plan year was $0.25 on each dollar contributed up to 6% of eligible wages. The Company’s matching contribution is used by the Plan’s third-party administrator to purchase Energy Services of America stock from the open market. No restrictions on the match exist after it has been contributed. The match was previously discontinued in January 2013, but was reinstated in April 2014. No profit-sharing contribution was made for the 2016 or 2015 plan year.

Energy Services of America and its wholly owned subsidiaries contributed $64,949 for the fiscal year ended September 30, 2016.

The Company contributes to a number of multi-employer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. The risks of participating in these multi-employer plans are different from single-employer plans in the following aspects:

•	Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

•	If the Company chooses to stop participating in some of its multi-employer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The following table presents our participation in these plans:

					Contibutions of
		Pension Protection Act ("PPA")			Energy Services of America
		Certified Zone Status 1		FIP/RP Status	Companies				Expiration Date of
	EIN/Pension			Pending/				Surcharge	Collective Bargaining
Pension Fund	Plan Number	2015	2014	Implemented 2	2015	2014	2013	Imposed	Agreement 3

Central States, Southeast and Southwest Areas Pension Fund	36-6044243/001	Red	Red	Implemented	$35,907	$9,482	$9,482	no	Various

Plumbers & Pipefitters National Pension Fund	52-6152779/001	Yellow	Yellow	Implemented	$841,370	$660,415	$485,121	no	Various

Southwest Ohio Regional Council of Carpenters Pension Plan	31-6127287/001	Yellow	Yellow	Implemented	$8,695	$22,066	$17,365	no	Various

Sheet Metal Workers Local Pension Fund	34-6666753/001	Yellow	Yellow	Implemented	$99,809	$59,237	$21,960	no	Various

Plumbers and Pipefitters Local 152 Pension Fund	55-6029095/001	Red	Red	Implemented	$11,178	$924	$46,583	no	Various

I.B.E.W. Local No. 246 Pension Fund	34-6582842/001	Red	Red	Implemented	$-	$-	$6,614	no	Various

All Other					$5,429,598	$3,550,515	$2,942,866

					$6,426,557	$4,302,639	$3,529,991

1 The most recent PPA zone status available in 2015 and 2014 is the the plan's year-end during 2015 and 2014, respectively. The zone status is based on information that we received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the orange zone are less than 80 percent funded and have an Accumulated Funding Deficiency in the current year or projected into the next six years, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.

2 Indicates whether the plan has a financial improvement plan ("FIP") or a rehabilitation plan ("RP") which is either pending or has been implemented.

The Company currently does not have intentions of withdrawing from any of the multi-employer pension plans in which it participates.

19.	CREDIT RISK

Financial instruments which potentially subject the Company to credit risk consist primarily of cash, cash equivalents and contract receivables. The Company places its cash with high quality financial institutions. At times, the balances in such institutions may exceed the FDIC insurance limit of $250,000 per depositor, per insured bank, for each account ownership category. FDIC insurance covers all deposit accounts, including: checking accounts, savings accounts, money market deposit accounts, and certificates of deposit. As of September 30, 2016, the Company had $4.5 million of uninsured deposits.

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

21.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for 2016 and 2015 are summarized below:

2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Continuing Operations

Revenue	$34,374,091	$28,005,021	$43,370,975	$49,731,058	$155,481,145
Operating Income (loss)	1,455,015	(178,841)	2,391,479	3,237,027	6,904,680
Net income (loss) from continuing operations	698,856	(210,235)	1,077,225	1,675,577	3,241,423
Dividends on preferred stock	77,250	77,250	77,250	77,250	309,000
Net income (loss) available to common shareholders	$621,606	$(287,485)	$999,975	$1,598,327	$2,932,423

Weighted-basic shares outstanding	14,239,836	14,239,836	14,239,836	14,239,836	14,239,836
Weighted-diluted shares outstanding	17,673,169	14,239,836	17,673,169	17,673,169	17,673,169

Earnings (loss) per share from continuing operations available to common shareholders	$0.044	$(0.020)	$0.070	$0.112	$0.206

Earnings (loss) per share from continuing operations-diluted available to common shareholders	$0.035	$(0.020)	$0.057	$0.090	$0.166

2016	First Quarter	First Quarter	First Quarter	First Quarter	Total
Discontinued Operations

Revenue	$-	$-	$-	$-	$-
Operatining Income	-	-	-	-	-
Net Income from discontinued operations	$-	$-	$-	$-	$-
-
Weighted-basic shares outstanding	14,239,836	14,239,836	14,239,836	14,239,836	14,239,836
Weighted-diluted shares outstanding	17,673,169	14,239,836	17,673,169	17,673,169	17,673,169

Earnings per share from discontinued operations	$-	$-	$-	$-	$-

Earnings per share from discontinued operations-diluted	$-	$-	$-	$-	$-

2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Continuing Operations

Revenue	$23,145,595	$20,871,013	$35,120,857	$37,662,581	$116,800,046
Operating Income (loss)	212,161	(408,754)	1,413,619	3,062,845	4,279,871
Net income (loss) from continuing operations	(172,033)	(167,395)	779,638	1,673,980	2,114,190
Dividends on preferred stock	77,250	77,250	77,250	77,250	309,000
Net income (loss) available to common shareholders	$(249,283)	$(244,645)	$702,388	$1,596,730	$1,805,190

Weighted-basic shares outstanding	14,239,836	14,239,836	14,239,836	14,239,836	14,239,836
Weighted-diluted shares outstanding	14,239,836	14,239,836	17,673,169	17,673,169	17,673,169

Earnings (loss) per share from continuing operations available to common shareholders	$(0.018)	$(0.017)	$0.049	$0.112	$0.127

Earnings (loss) per share from continuing operations-diluted available to common shareholders	$(0.018)	$(0.017)	$0.040	$0.090	$0.102

2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Discontinued Operations

Revenue	$-	$-	$-	$-	$-
Operatining Income	-	-	-	-	-
Net Income (loss) from discontinued operations	$36,842	$(27,848)	$4,176	$13,170	$26,340
					-
Weighted-basic shares outstanding	14,239,836	14,239,836	14,239,836	14,239,836	14,239,836
Weighted-diluted shares outstanding	14,239,836	14,239,836	17,673,169	17,673,169	17,673,169

Earnings (loss) per share from discontinued operations	$0.003	$(0.002)	$0.000	$0.001	$0.002

Earnings (loss) per share from discontinued operations-diluted	$0.003	$(0.002)	$0.000	$0.001	$0.001

22.	CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

ENERGY SERVICES OF AMERICA CORPORATION (Parent Only)

BALANCE SHEETS

As of September 30, 2016 and 2015

	2016	2015
Assets

Current assets
Cash and cash equivalents	$595,757	$564,044
Other receivables	1,417	1,417
Deferred tax asset	671,601	787,193
Prepaid expenses and other	1,996,826	2,044,502
Total current assets	3,265,601	3,397,156

Property, plant and equipment, at cost	248,402	227,894
less accumulated depreciation	(215,181)	(213,061)
	33,221	14,833

Due from affiliates	10,917,081	9,648,659
Investment in subsidiaries	23,626,269	19,519,637

Total assets	$37,842,172	$32,580,285

Liabilities and shareholders' equity
Current liabilities
Current maturities of long-term debt	$2,671,310	$2,037,840
Lines of credit and short term borrowings	6,232,943	4,516,235
Accounts payable	12,693	86,219
Accrued expenses and other current liabilities	236,033	325,084
Total current liabilities	9,152,979	6,965,378

Long-term debt, less current maturities	6,160,363	5,321,266
Deferred income taxes payable	5,138	7,005

Total liabilities	15,318,480	12,293,649

Shareholders' equity

Preferred stock, $.0001 par value Authorized 1,000,000 shares,206 issued at September 30, 2016 and 2015	-	-

Common stock, $.0001 par value Authorized 50,000,000 shares 14,839,836 issued and 14,239,836 outstanding at September 30, 2016 and 2015	1,484	1,484

Treasury stock, 600,000 shares at September 30, 2016 and 2015	(60)	(60)

Additional paid in capital	61,289,260	61,289,260
Retained earnings (deficit)	(38,766,992)	(41,004,048)
Total shareholders' equity	22,523,692	20,286,636
Total liabilities and shareholders' equity	$37,842,172	$32,580,285

ENERGY SERVICES OF AMERICA CORPORATION (Parent Only)

STATEMENTS OF INCOME

For the years ended September 30, 2016 and 2015

	2016	2015

General and administrative expenses	$1,336,620	$1,302,892

Net loss from operations before taxes	(1,336,620)	(1,302,892)

Other nonoperating expense	(83)	(1,479)
Interest income	-	1,278
Interest expense	(780,376)	(640,472)
Interest allocation to subsidiaries	736,473	603,020

Net loss before tax	(1,380,606)	(1,340,545)

Income tax benefit	(515,397)	(536,928)

Net loss from parent	(865,209)	(803,617)

Equity in undistributed income income of subsidiaries	4,106,632	2,944,147

Dividends on preferred stock	(309,000)	(309,000)

Net income available to common shareholders	$2,932,423	$1,831,530

Weighted average shares outstanding- basic	14,239,836	14,239,836

Weighted average shares-diluted	17,673,169	17,673,169

Net earnings per share-basic available to common shareholders	$0.206	$0.129

Net earnings per share-diluted available to common shareholders	$0.166	$0.104

ENERGY SERVICES OF AMERICA CORPORATION (Parent Only)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended September 30, 2016 and 2015

	2016	2015
Cash flows from operating activities:
Net income available to common shareholders	$2,932,423	$1,831,530

Adjustments to reconcile net income to net cash provided by operating activities
Provision for deferred taxes	113,725	(536,928)
Depreciation expense	2,120	1,440
Equity in undistributed income of subsidiaries	(4,106,632)	(2,944,147)
Advances to subsidiaries	(1,268,422)	(706,235)
Changes in:
(Increase) decrease in prepaid expenses	47,676	(607,669)
Decrease in other receivable	-	169,472
Increase (decrease) in accounts payable	(73,526)	540
Decrease in accrued expenses and other current liabilities	(89,051)	(10,813)
Net cash used in operating activities	(2,441,687)	(2,802,810)

Cash flows from investing activities:
Investment in property & equipment	(20,508)	-
Net cash used in investing activities	(20,508)	-

Cash flows from financing activities:
Borrowings on lines of credit and short-term debt, net of (repayments)	1,716,708	3,756,103
Principal payments on long term debt	(2,106,456)	(3,045,741)
Dividends on common stock	(695,367)	-
Proceeds from long term debt	3,579,023	1,162,879
Net cash provided by financing activities	2,493,908	1,873,241

Increase (decrease) in cash and cash equivalents	31,713	(929,569)
Cash beginning of period	564,044	1,493,613
Cash end of period	$595,757	$564,044

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Income taxes	$310,401	$243,998
Interest	$780,376	$640,472
Insurance premiums financed	$2,565,020	$2,349,760
Dividends on preferred stock	$309,000	$309,000

