Form 10-K/A
period 2016-09-30
Energy Services of America CORP
filed 2017-02-13
CIK 1357971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of February 1, 2017, there were issued and outstanding 14,239,836 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Energy Services of America Corporation (the “Company”) is being filed to add the consent of the Company’s independent registered public accounting firm for the Company’s Registration Statement on Form S-8, which was inadvertently omitted from the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 15, 2016.

2

PART IV

ITEM 15.          Exhibits and Financial Statement Schedules

(a)(1)	Consolidated Financial Statements

The documents filed as a part of the Form 10-K/A and incorporated by reference from Exhibit 13 are:

Report of Independent Registered Public Accounting Firm;

Consolidated Balance Sheets, September 30, 2016 and September 30, 2015;

Consolidated Statements of Income, Years Ended September 30, 2016
and September 30, 2015;

Consolidated Statements of Cash Flows, Years Ended September 30, 2016
and September 30, 2015;

Consolidated Statements of Changes in Shareholders’ Equity, Years Ended
September 30, 2016 and September 30, 2015;

Notes to Consolidated Financial Statements.

(a)(2)	Consolidated Financial Statement Schedules

No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3)	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment to the Registrant’s Certificate of Incorporation (1)
3.4	Certificate of Designations Series A Preferred Stock (5)
4	Form of Certificate of Common Stock (1)
10.1	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.(1)
10.2	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.(1)
10.3	Form of Letter Agreement between Chapman Printing Co. and the Registrant regarding administrative support.(1)
10.4	Form of Amended Registration Rights Agreement among the Registrant and the Initial Stockholders.(1)
10.5	Term Note Agreement with United Bank, Inc. (6)
10.6.1	Energy Services of America Corporation Employee Stock Purchase Plan (2)
10.6.2	Energy Services of America Corporation Long Term Incentive Plan (3)
10.7	Management Incentive Plan (4)
10.8	Line of Credit (2015) Agreement with United Bank, Inc. (7)
10.9	Line of Credit (2016) Agreement with United Bank, Inc. (8)
13	2016 Annual Report to Stockholders
14	Code of Ethics (1)
21	List of subsidiaries
23	Consent of Arnett Carbis Toothman LLP to incorporate financial statements into Registration Statement on Form S-8.

3

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registration Statement on Form S-1 of Energy Services of America Corp. (file no. 333-133111), originally filed with the Securities and Exchange Commission on April 7, 2006, as amended.
(2)	Filed as Appendix A to the Schedule 14-A filed with the Securities and Exchange Commission on October 16, 2008.
(3)	Filed as Appendix A to the Schedule 14-A filed with the Securities and Exchange Commission on July 2, 2010.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 21, 2010.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on August 8, 2013.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2014
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2015
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2016

(b) The exhibits listed under (a)(3) above are filed herewith.

(c) Not applicable.

4

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY SERVICES OF AMERICA CORPORATION

Date: February 13, 2017	By:	/s/ Douglas V. Reynolds
Douglas V. Reynolds
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Position	Date

By	/s/ Marshall T. Reynolds	Chairman of the Board	February 13, 2017
Marshall T. Reynolds

By	/s/ Jack Reynolds	Director	February 13, 2017
Jack R. Reynolds

By	/s/ Charles P. Crimmel	Chief Financial Officer	February 13, 2017
	Charles P. Crimmel	(Principal Financial and Accounting Officer)

By	/s/ Neal W. Scaggs	Director	February 13, 2017
Neal W. Scaggs

By	/s/ Joseph L. Williams	Director	February 13, 2017
Joseph L. Williams

By	/s/ Keith Molihan	Director	February 13, 2017
Keith Molihan

By	/s/ Nester S. Logan	Director	February 13, 2017
Nester S. Logan

By	/s/ Bruce H. Elliott	Director	February 13, 2017
Bruce H. Elliott

By	/s/ Samuel G. Kapourales	Director	February 13, 2017
Samuel G. Kapourales

By	/s/ Charles Abraham	Director	February 13, 2017
Charles Abraham

By	/s/ Douglas V. Reynolds	President and Chief	February 13, 2017
	Douglas V. Reynolds	Executive Officer, and Director
(Principal Executive Officer)

5