Form 10-Q
period 2016-12-31
Energy Services of America CORP
filed 2017-02-13
CIK 1357971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2016

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

As of February 1, 2017, there were 14,239,836 outstanding shares of the Registrant’s Common Stock.

Part 1. Financial Information

Item 1. Financial Statements (Unaudited):

Energy Services of America Corporation

Consolidated Balance Sheets

	December 31,	September 30,
Assets	2016	2016
	(Unaudited)
Current assets
Cash and cash equivalents	$7,002,857	$3,815,790
Accounts receivable-trade	15,125,260	24,059,432
Allowance for doubtful accounts	(108,211)	(133,500)
Retainages receivable	6,151,411	5,810,474
Other receivables	99,433	106,837
Costs and estimated earnings in excess of billings on uncompleted contracts	4,726,981	5,953,818
Deferred tax asset	1,399,152	1,399,152
Prepaid expenses and other	2,107,276	2,485,101
Assets of discontinued operations	12,303	12,303
Total current assets	36,516,462	43,509,407

Property, plant and equipment, at cost	40,431,556	39,375,505
less accumulated depreciation	(27,126,939)	(26,625,827)
	13,304,617	12,749,678

Long-term notes receivable	137,281	137,281

Total assets	$49,958,360	$56,396,366

Liabilities and shareholders' equity
Current liabilities
Current maturities of long-term debt	$2,930,193	$2,867,898
Lines of credit and short term borrowings	1,500,000	6,232,943
Accounts payable	4,517,786	5,006,427
Accrued expenses and other current liabilities	3,736,520	5,933,571
Billings in excess of costs and estimated earnings on uncompleted contracts	3,991,731	3,410,548
Income tax payable	1,026,436	1,076,440
Liabilities of discontinued operations	28,671	28,671
Total current liabilities	17,731,337	24,556,498

Long-term debt, less current maturities	6,615,847	7,390,099
Deferred income taxes payable	1,926,077	1,926,077
Total liabilities	26,273,261	33,872,674

Shareholders' equity

Preferred stock, $.0001 par value Authorized 1,000,000 shares, 206 issued at December 31, 2016 and September 30, 2016	-	-
Common stock, $.0001 par value Authorized 50,000,000 shares 14,839,836 issued and 14,239,836 outstanding December 31, 2016 shares and September 30, 2016	1,484	1,484

Treasury stock, 600,000 shares at December 31, 2016 and September 30, 2016	(60)	(60)

Additional paid in capital	61,289,260	61,289,260
Retained earnings (deficit)	(37,605,585)	(38,766,992)
Total shareholders' equity	23,685,099	22,523,692

Total liabilities and shareholders' equity	$49,958,360	$56,396,366

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Income

Unaudited

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2016	2015

Revenue	$37,496,872	$34,374,091

Cost of revenues	32,812,085	30,734,450

Gross profit	4,684,787	3,639,641

Selling and administrative expenses	2,195,610	2,184,626
Income from operations	2,489,177	1,455,015

Other income (expense)
Other nonoperating expense	(71,429)	(11,310)
Interest expense	(230,969)	(233,418)
Gain on sale of equipment	26,990	31,400
	(275,408)	(213,328)

Income from continuing operations before income taxes	2,213,769	1,241,687

Income tax expense	975,112	542,831

Income from continuing operations	1,238,657	698,856

Dividends on preferred stock	77,250	77,250

Income from continuing operations available to common shareholders	1,161,407	621,606

Income from discontinued operations net of tax expense	-	-

Net income available to common shareholders	$1,161,407	$621,606

Weighted average shares outstanding-basic	14,239,836	14,239,836

Weighted average shares-diluted	17,673,169	17,673,169

Earnings per share from continuing operations available to common shareholders	$0.082	$0.044

Earnings per share from continuing operations-diluted available to common shareholders	$0.066	$0.035

Earnings per share available to common shareholders	$0.082	$0.044

Earnings per share-diluted available to common shareholders	$0.066	$0.035

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Cash Flows

Unaudited

	Three Months Ended	Three Months Ended
	December 31,	December 31,
Cash flows from operating activities:	2016	2015

Net income available to common shareholders	$1,161,407	$621,606

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation expense	678,331	595,677
Gain on sale/disposal of equipment	(26,990)	(31,400)
Provision for deferred taxes	-	551,583
Decrease in contracts receivable	8,908,883	1,714,438
(Increase) decrease in retainage receivable	(340,937)	1,496,419
(Increase) decrease in other receivables	7,404	(138)
(Increase) decrease in cost and estimated earnings in excess of billings on uncompleted contracts	1,226,837	(730,514)
Decrease in prepaid expenses	377,825	238,333
Decrease in accounts payable	(488,641)	(551,010)
Increase (decrease) in accrued expenses	(2,197,051)	351,277
Increase (decrease) in billings in excess of cost and estimated earnings on uncompleted contracts	581,183	(210,200)
Decrease in income taxes payable	(50,004)	(80,086)
Net cash provided by operating activities	9,838,247	3,965,985

Cash flows from investing activities:
Investment in property & equipment	(1,309,852)	(1,247,673)
Proceeds from sales of property and equipment	103,572	34,200
Net cash used in investing activities	(1,206,280)	(1,213,473)

Cash flows from financing activities:
Borrowings on lines of credit and short term debt, net of (repayments)	(4,732,943)	(266,235)
Principal payments on long term debt	(711,957)	(602,411)
Net cash used in financing activities	(5,444,900)	(868,646)

Increase in cash and cash equivalents	3,187,067	1,883,866
Cash beginning of period	3,828,093	1,511,581
Cash end of period	$7,015,160	$3,395,447

Supplemental schedule of noncash investing and financing activities:
Purchases of property & equipment under financing agreements	$-	$1,978,284

Supplemental disclosures of cash flows information:

Cash paid during the year for:
Interest	$230,969	$233,418
Income taxes	$903,116	$61,334
Insurance premiums	$232,943	$16,235
Dividends paid on preferred stock	$154,500	$154,500

The Consolidated Statements of Cash Flows includes the discontinued operation, S.T. Pipeline.

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Changes in Shareholders’ Equity

For the three months ended December 31, 2016 and 2015

						Total
	Common Stock		Additional Paid	Retained	Treasury	Shareholders'
	Shares	Amount	in Capital	Earnings (deficit)	Stock	Equity

Balance at September 30, 2015	14,239,836	$1,484	$61,289,260	$(41,004,048)	$(60)	$20,286,636

Net income available to common shareholders	-	-	-	621,606	-	621,606

Balance at December 31, 2015	14,239,836	$1,484	$61,289,260	$(40,382,442)	$(60)	$20,908,242

Balance at September 30, 2016	14,239,836	$1,484	$61,289,260	$(38,766,992)	$(60)	$22,523,692

Net income available to common shareholders	-	-	-	1,161,407	-	1,161,407

Balance at December 31, 2016	14,239,836	$1,484	$61,289,260	$(37,605,585)	$(60)	$23,685,099

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION:

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the years ended September 30, 2016 and 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC on December 15, 2016. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the interim financial reporting rules and regulations of the SEC. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three months ended December 31, 2016 are not necessarily indicative of the results to be expected for the full year or any other interim period.

Principles of Consolidation

The consolidated financial statements of Energy Services include the accounts of Energy Services and its wholly owned subsidiary, C.J. Hughes and its subsidiaries, Nitro Electric and Contractors Rental. S.T. Pipeline has been shown as discontinued operations for the three months ended December 31, 2016 and 2015. All significant intercompany accounts and transactions have been eliminated in the consolidation. Unless the context requires otherwise, references to Energy Services include Energy Services and C.J. Hughes and C.J. Hughes’ subsidiaries.

Reclassifications

Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year.

2.	UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts as of December 31, 2016, and September 30, 2016 are summarized as follows:

	December 31, 2016	September 30, 2016

Costs incurred on uncompleted contracts	$143,946,711	$134,163,585

Estimated earnings, net of estimated losses	18,495,020	16,592,644
	162,441,731	150,756,229

Less billing to date	161,706,481	148,212,959

	$735,250	$2,543,270

Costs and estimated earnings in excess of billings on uncompleted contracts	$4,726,981	$5,953,818

Less billings in excess of costs and estimated earnings on uncompleted contracts	3,991,731	3,410,548

	$735,250	$2,543,270

Backlog at December 31, 2016 and September 30, 2016 was $81.2 million and $78.5 million, respectively.

3.	CLAIMS

The Company does not have any claims recorded as of December 31, 2016. Claims receivable is a component of cost and estimated earnings in excess of billing.

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

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed-rate debt to unrelated parties was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates for bank loans with similar terms and maturities. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $11.0 million at December 31, 2016 was $10.8 million.

The Company uses fair value measurements on a non-recurring basis in its assessment of goodwill and long-lived assets held and used. In accordance with its annual impairment test during the quarter ended September 30, 2012, the Company recorded a goodwill impairment charge of $36.9 million, which represented the entire amount of goodwill carried on the Company’s balance sheet. Refer to Note 4, Goodwill and Intangible Assets, of the Company’s Annual Report on Form 10-K for the year ended September 30, 2016 for further information.

5.	DISCONTINUED OPERATIONS

Due to organizational changes and operating losses incurred in fiscal year 2012, the Company decided to discontinue the operations of its wholly owned subsidiary S.T Pipeline. On May 14, 2013, the Company liquidated the operations of S.T. Pipeline and realized $1.9 million from the sale.

The Company did not have income from discontinued operations for the three months ended December 31, 2016 and 2015.

The following table shows the components of assets and liabilities that are classified as discontinued operations in the Company’s consolidated balance sheets at December 31, 2016 and at September 30, 2016.

	December 31,	September 30,
	2016	2016

Cash	$12,303	$12,303
Deferred tax asset	-	-
Assets of discontinued operations-current	12,303	12,303
Property, plant, and equipment, net	-	-
Total assets of discontinued operations	12,303	12,303

Accounts payable	-	-
Accrued expenses and other current liabilities	28,671	28,671
Liabilities of discontinued operations-current	28,671	28,671
Liabilities of discontinued operations-long term	-	-
Total liabilities of discontinued operations	28,671	28,671

Net liabilities	$(16,368)	$(16,368)

The $29,000 in accrued expenses and other current liabilities at December 31, 2016 represents a reserve for any unexpected expenses that may be incurred by the discontinued operation. As of December 31, 2016, the Company had paid all debts known to exist to the unsecured creditors of the discontinued operation.

6.	EARNINGS PER SHARE

The amounts used to compute the earnings per share for the three months ended December 31, 2016 and 2015 are summarized below.

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2016	2015

Income from continuing operations	$1,238,657	$698,856

Dividends on preferred stock	77,250	77,250

Income available to common shareholders-continuing operations	$1,161,407	$621,606

Weighted average shares outstanding	14,239,836	14,239,836

Weighted average shares outstanding-diluted	17,673,169	17,673,169

Earnings per share from continuing operations available to common shareholders	$0.082	$0.044

Earnings per share from continuing operations available to common shareholders-diluted	$0.066	$0.035

Income from discontinued operations	$-	$-

Weighted average shares outstanding	14,239,836	14,239,836

Weighted average shares outstanding-diluted	17,673,169	17,673,169

Earnings per share from discontinued operations	$-	$-

Earnings per share from discontinued operations-diluted	$-	$-

Net income	$1,238,657	$698,856

Dividends on preferred stock	77,250	77,250

Net income available to common shareholders	$1,161,407	$621,606

Earnings per share available to common shareholders	$0.082	$0.044

Earnings per share available to common shareholders-diluted	$0.066	$0.035

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

Our consolidated operating revenues for the three months ended December 31, 2016 were $37.5 million of which 57.5% was attributable to gas & petroleum contract work, 35.8% to electrical and mechanical contract services and 6.7% to water and sewer contract installations and other ancillary services. The Company had consolidated operating revenues of $34.4 million for the three months ended December 31, 2015, of which 42.2% was attributable to gas & petroleum contract work, 46.5% to electrical and mechanical contract services, and 11.3% to water and sewer contract installations and other ancillary services.

Energy Services’ customers include many of the leading companies in the industries it serves, including:

EQT Corporation

Rice Energy

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

Forbearance Agreement and Financing Arrangements

On November 28, 2012, the Company entered into a Forbearance Agreement with United Bank, Inc. (West Virginia), Summit Community Bank (West Virginia), and First Guaranty Bank (Louisiana) related to our revolving line of credit and term debt as reported in the Company’s November 29, 2012 Form 8-K filing. The Forbearance Agreement, among other things, required the Company to close S.T. Pipeline and dispose of its assets. The Company was also required to prepare recommendations relating to the on-going operations of Nitro Electric, C.J. Hughes, and Contractors Rental, including refinancing, sale or liquidation of the companies by May 31, 2013.

On January 31, 2014, the Company entered into a financing arrangement (“Term Note”) with United Bank, Inc. and Summit Community Bank. The financing arrangement is a five-year term loan in the amount of $8.8 million. In addition, the Company entered into a separate five-year term loan agreement with First Guaranty Bank for $1.6 million. Taken together, the $10.4 million in new financings supersede the prior financing arrangements the Company had with United Bank, Inc. and other lenders. As a result of entering into the new financings, United Bank, Inc. and the other lenders of the Company agreed to terminate their Forbearance Agreement with the Company. This was reported in the Company’s February 4, 2014 Form 8-K filing.

On September 16, 2015, the Company entered into a $2.5 million Non-Revolving Note agreement with United Bank, Inc. This six-year agreement gave the Company access to a $2.5 million line of credit (“Equipment Line of Credit”), specifically for the purchase of equipment, for the period of one year with an interest rate of 5.0%. After the first year, all borrowings against the Equipment Line of Credit will be converted to a five-year term note agreement with an interest rate of 5.0%. As of December 31, 2016, the Company had borrowed $2.46 million against this line of credit and made principal payments of $109,000.

On March 30, 2016, the Company entered into a financing agreement (“Operating Line of Credit (2016)”) with United Bank, Inc. to provide the Company with a $15.0 million revolving line of credit. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 6.0%. The effective date of this agreement was February 27, 2016 and it replaced the $10.0 million revolving line of credit (“Operating Line of Credit (2015)”) entered into with United Bank, Inc. on February 27, 2015. The Company had borrowed $6.0 million against the Operating Line of Credit (2016) as of September 30, 2016, and repaid $4.5 million for an outstanding balance of $1.5 million at December 31, 2016. The Company repaid the remaining $1.5 million subsequent to December 31, 2016, and does not anticipate additional borrowings until the spring construction season. The Operating Line of Credit (2016) expires on February 27, 2017; however, the Company expects to sign a one year renewal with United Bank, Inc. with the same terms as the current agreement.

First Quarter Overview

The following is an overview of results from operations for the three months ended December 31, 2016 and 2015.

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2016	2015

Continuing Operations

Revenue	$37,496,872	$34,374,091
Cost of revenues	32,812,085	30,734,450
Gross profit	4,684,787	3,639,641
Selling & administrative expenses	2,195,610	2,184,626
Income from operations	2,489,177	1,455,015
Other expense	(275,408)	(213,328)
Income before tax	2,213,769	1,241,687
Income tax expense	975,112	542,831
Net income from continuing operations	1,238,657	698,856
Dividends on preferred stock	77,250	77,250
Net income from continuing operations available to common shareholders	$1,161,407	$621,606

Discontinued Operations

Revenue	$-	$-
Cost of revenues	-	-
Gross profit	-	-
Selling & administrative expenses	-	-
Income from operations	-	-
Other expense	-	-
Income before income tax	-	-
Income tax benefit	-	-
Net income from discontinued operations	$-	$-

Results of Operations for the Three Months Ended December 31, 2016 Compared to the Three Months Ended December 31, 2015

Revenues. Total revenues from continuing operations increased by $3.1 million or 9.1% to $37.5 million for the three months ended December 31, 2016 from $34.4 million for the same period in 2015. The increase was primarily attributable to a $7.1 million revenue increase in petroleum and gas work, partially offset by a $2.6 million revenue decrease in electrical and mechanical services, and a $1.4 million revenue decrease in water and sewer projects and other ancillary services. The Company had no revenue from discontinued operations for the three months ended December 31, 2016 and 2015.

Cost of Revenues. Total cost of revenues from continuing operations increased by $2.1 million or 6.8% to $32.8 million for the three months ended December 31, 2016 from $30.7 million for the same period in 2015. The increase was primarily attributable to a $5.9 million cost increase in petroleum and gas work, partially offset by a $2.7 million cost decrease in electrical and mechanical services, a $500,000 cost decrease in water and sewer projects and other ancillary services, and a $600,000 cost decrease in equipment and tool shop operations not allocated to projects. There was no cost of revenues from discontinued operations for the three months ended December 31, 2016 and 2015.

Gross Profit. Total gross profit from continuing operations increased by $1.1 million or 28.7% to $4.7 million for the three months ended December 31, 2016, from $3.6 million for the same period in 2015. The increase was primarily attributable to a $1.2 million gross profit increase in petroleum and gas work, a $100,000 gross profit increase in electrical and mechanical services and a $600,000 gross profit increase related to equipment and tool shop operations costs not allocated to projects, partially offset by a $800,000 gross profit decrease in water and sewer projects and other ancillary services. There were no gross profits from discontinued operations for the three months ended December 31, 2016 and 2015.

Selling and administrative expenses. Total selling and administrative expenses from continuing operations increased by $11,000 or 0.5% to $2.2 million for the three months ended December 31, 2016 as compared to the same period in 2015. There were no selling and administrative expenses for discontinued operations for the three months ended December 31, 2016 and 2015. The Company believes that any ongoing costs associated with closing discontinued operations will be immaterial.

Interest Expense. Interest expense decreased by $2,000 or 1.1% to $231,000 for the three months ended December 31, 2016 from $233,000 for the same period in 2015.

Net Income. Income from continuing operations before income taxes was $2.2 million for the three months ended December 31, 2016, compared to $1.2 million for the same period in 2015. The increase was due to the items mentioned above. There was no income from discontinued operations for the three months ended December 31, 2016 and 2015.

Income tax expense for the three months ended December 31, 2016 was $975,000 compared to $543,000 for the same period in 2015. The increase in income tax expense was due to the increase in income from continuing operations before income taxes. The effective income tax rate for the three months ended December 31, 2016 was 44.0%, as compared to 43.7% for the same period in 2015.

Accrued dividends on preferred stock for the three months ended December 31, 2016 and 2015 were $77,000.

Net income available to common shareholders for the three months ended December 31, 2016 was $1.2 million, as compared to $622,000 for the same time period in 2015.

Comparison of Financial Condition at December 31, 2016 and September 30, 2016

The Company had total assets of $50.0 million at December 31, 2016, a decrease of $6.4 million from the prior fiscal year end balance of $56.4 million. Cash and cash equivalents totaled $7.0 million at December 31, 2016, an increase of $3.2 million from the prior fiscal year end balance of $3.8 million. This increase was primarily due to the decrease in accounts receivable, partially offset by $4.5 million in repayments against the Operating Line of Credit (2016). Accounts receivable, which totaled $15.1 million at December 31, 2016, decreased by $9.0 million from the prior fiscal year end balance of $24.1 million. The decrease was due to projects nearing completion at December 31, 2016 or completed during the quarter ended December 31, 2016. Retainages receivable totaled $6.2 million at December 31, 2016, an increase of $341,000 from the prior fiscal year end balance of $5.8 million. The majority of the retainages receivable is expected to be collected in the Company’s second and third quarters of fiscal year 2017. The Company also had net fixed assets of $13.3 million at December 31, 2016, an increase of $555,000 from prior fiscal year end balance of $12.7 million. This increase was due to equipment purchases of $1.3 million partially offset by depreciation of $678,000. Estimated earnings in excess of billings on uncompleted contracts totaled $4.7 million at December 31, 2016, a decrease of $1.3 million from the prior fiscal year end balance of $6.0 million. The decrease was due to projects nearing completion at December 31, 2016 or completed during the quarter ended December 31, 2016.

The Company had total liabilities of $26.3 million at December 31, 2016, a decrease of $7.6 million from the prior fiscal year end balance of $33.9 million. Long-term debt totaled $6.6 million at December 31, 2016, a decrease of $774,000 from the prior fiscal year end balance of $7.4 million. The decrease in long-term debt was due to principal repayments on debt. Current maturities of long-term debt totaled $2.9 million at December 31, 2016, an increase of $62,000 from the prior fiscal year end balance of $2.9 million. Lines of credit and short-term borrowings totaled $1.5 million at December 31, 2016, a decrease of $4.7 million from the prior fiscal year end balance of $6.2 million. This decrease was primarily due to $4.5 million in repayments against the Operating Line of Credit (2016). In total, short-term debt at December 31, 2016 was $4.4 million, a decrease of $4.7 million from the prior fiscal year end balance of $9.1 million. Accounts payable and accrued expenses totaled $8.3 million at December 31, 2016, a decrease of $2.6 million from the prior fiscal year end balance of $10.9 million. The decrease was due to projects nearing completion at December 31, 2016 or completed during the quarter ended December 31, 2016.

Shareholders’ equity was $23.7 million at December 31, 2016, an increase of $1.2 million from the prior fiscal year end balance of $22.5 million. This increase was due to the net income available to common shareholders of $1.2 million for the three months ended December 31, 2016.

Liquidity and Capital Resources

Indebtedness

On January 31, 2014, the Company entered into a financing arrangement with United Bank, Inc. (West Virginia) and Summit Community Bank (West Virginia). The financing arrangement is a five-year term loan in the amount of $8.8 million and bears interest at an annual rate of 6.50%. In addition, the Company entered into a separate five-year term loan agreement with First Guaranty Bank (Louisiana) for $1.6 million and bears interest at an annual rate of 3.55%. Taken together, the $10.4 million in new financings supersedes the prior financing arrangements the Company had with United Bank as well as the other lenders. As a result of entering into the new financings, United Bank and the other lenders of the Company agreed to terminate their Forbearance Agreement with the Company. This was reported in the Company’s February 4, 2014 Form 8-K filing.

Under the terms of the financing agreement reached January 31, 2014, the Company must meet the following loan covenants:

1.	Minimum tangible net worth of $10.0 million to be measured quarterly
2.	Minimum traditional debt service coverage of 1.50x to be measured quarterly on a rolling twelve-month basis
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

This modification applied as of June 30, 2014, as well as for future periods.  The Company is in compliance with all loan covenants at December 31, 2016.

On December 16, 2014, the Company’s Nitro Electric subsidiary entered into a 20 year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 monthly. The interest rate on the new loan agreement is 4.75% with monthly payments of $7,800.

On September 16, 2015, the Company entered into a $1.2 million 41-month term note agreement with United Bank, Inc. to refinance the five-year term note agreement with First Guaranty Bank. The new agreement has an interest rate of 5.0% and is subject to the terms of the January 31, 2014 Term Note agreement discussed above.

Also on September 16, 2015, the Company entered into a $2.5 million Non-Revolving Note agreement with United Bank, Inc. This six-year agreement gave the Company access to a $2.5 million line of credit (“Equipment Line of Credit”), specifically for the purchase of equipment, for the period of one year with an interest rate of 5.0%. After the first year, all borrowings against the Equipment Line of Credit will be converted to a five-year term note agreement with an interest rate of 5.0%. This agreement is subject to the terms of the January 31, 2014 Term Note agreement discussed above. At December 31, 2016, the Company had borrowed $2.46 million against this line of credit and made principal payments of $109,000.

On November 13, 2015, the Company entered into a 10-year $1.1 million loan agreement with United Bank, Inc. to purchase the fabrication shop and property Nitro Electric had previously been leasing for $12,900 each month. The interest rate on the new loan agreement is 4.25% with monthly payments of $11,500.

Operating Line of Credit

On March 30, 2016, the Company entered into a financing agreement (“Operating Line of Credit (2016)”) with United Bank, Inc. to provide the Company with a $15.0 million revolving line of credit. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 6.0%. The effective date of this agreement was February 27, 2016 and it replaced the $10.0 million revolving line of credit (“Operating Line of Credit (2015)”) entered into with United Bank, Inc. on February 27, 2015. The Company had borrowed $6.0 million against the Operating Line of Credit (2016) as of September 30, 2016, and repaid $4.5 million for an outstanding balance of $1.5 million at December 31, 2016. The Company repaid the remaining $1.5 million subsequent to December 31, 2016, and does not anticipate additional borrowings until the spring construction season. The Operating Line of Credit (2016) expires on February 27, 2017; however, the Company expects to sign a one year renewal with United Bank, Inc. with the same terms as the current agreement.

Cash available under the Operating Line of Credit (2016) is calculated based on 70.0% of the Company’s eligible accounts receivable. Major items excluded from the calculation are receivables from bonded jobs and retainage as well as items greater than 90 days old. Under the terms of the agreement, the Company must meet the following loan covenants to access the first $12.5 million:

1.	Minimum tangible net worth of $17.0 million to be measured quarterly
2.	Minimum traditional debt service coverage of 1.50x to be measured quarterly on a rolling twelve-month basis
3.	Minimum current ratio of 1.50x to be measured quarterly
4.	Maximum debt to tangible net worth ratio (“TNW”) of 1.50x to be measured semi-annually.

Under the terms of the Operating Line of Credit (2016), the Company must meet the following additional requirements for draw requests causing the borrowings to exceed $12.5 million:

1.	Minimum tangible net worth of $19.0 million to be measured quarterly
2.	Minimum traditional debt service coverage of 2.0x to be measured quarterly on a rolling twelve-month basis
3.	Full review of accounts receivable aging report and work in progress. The results of the review shall be satisfactory to the lender in its sole and unfettered discretion.

The Company was in compliance with all covenants and additional requirements for the $15.0 million Operating Line of Credit (2016) at December 31, 2016.

Off-Balance Sheet Arrangements

Due to the nature of our industry, we often enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Though for the most part not material in nature, some of these are:

Leases

Our work often requires us to lease various facilities, equipment and vehicles. These leases usually are short-term in nature, with duration of one year or less, though at times we may enter into longer term leases when warranted. By leasing equipment, vehicles and facilities, we are able to reduce our capital outlay requirements for equipment, vehicles and facilities that we may only need for short periods of time. As of December 31, 2016, the Company had operating lease commitments of $155,000 with various expiration dates through May 2018.

Letters of Credit

Certain of our customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors and vendors on various customer projects. At December 31, 2016, the Company did not have any letters of credit outstanding.

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

In February 2014, the Company entered into an agreement with a surety company to provide bonding which will suit the Company’s immediate needs. The ability to obtain bonding for future contracts is an important factor in the contracting industry with respect to the type and number of contracts that can be bid.

Depending upon the size and conditions of a particular contract, the Company may be required to post letters of credit or other collateral in favor of the insurer. Posting of these letters or other collateral will reduce our borrowing capabilities. The Company does not anticipate any claims against outstanding performance bonds in the foreseeable future. At December 31, 2016, the Company had $14.9 million in performance bonds outstanding.

Concentration of Credit Risk

In the ordinary course of business, the Company grants credit under normal payment terms, generally without collateral, to our customers, which include natural gas and oil companies, general contractors, and various commercial and industrial customers located within the United States. Consequently, the Company is subject to potential credit risk related to business and economic factors that would affect these companies. However, the Company generally has certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosure, the Company may take title to the underlying assets in lieu of cash in settlement of receivables.

The Company had two customers that exceeded 10.0% of revenues for the three months ended December 31, 2016. The two customers, Marathon Petroleum and EQT, represented 24.5% and 19.2% of revenues, respectively. The Company had two customers, Marathon Petroleum and Alcon Research, which represented 21.3% and 12.4% of receivables net of retention, respectively, at December 31, 2016. The Company had two customers that exceeded 10.0% of revenues for the three months ended December 31, 2015. These two customers, Marathon Petroleum and Rice Energy, represented 14.1% and 15.3% of revenues, respectively. No customers accounted for more than 10% of receivables net of retention at December 31, 2015.

The Company’s consolidated operating revenues for the three months ended December 31, 2016 were $37.5 million of which 57.5% was attributable to gas and petroleum contract work, 35.8% to electrical and mechanical contract services and 6.7% to water and sewer contract installations and other ancillary services. The Company’s consolidated operating revenues for the three months ended December 31, 2015 were $34.4 million of which 42.2% was attributable to gas and petroleum contract work, 46.5% to electrical and mechanical contract services and 11.3% to water and sewer contract installations and other ancillary services.

Litigation

The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At December 31, 2016, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

On December 16, 2014, the Company’s Nitro Electric subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 each month. Mr. Douglas Reynolds, President of Energy Services, is a director and secretary of First Bank of Charleston. Mr. Nester Logan and Mr. Samuel Kapourales, directors of Energy Services, are also directors of First Bank of Charleston. The interest rate on the new loan agreement is 4.75% with monthly payments of $7,800. As of December 31, 2016, we have paid approximately $75,000 in principal and approximately $113,000 in interest since the beginning of the loan.

There were no new material related party transactions during the three months ended December 31, 2016.

Inflation

Due to relatively low levels of inflation during the three months ended December 31, 2016 and 2015, inflation did not have a significant effect on our results.

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

Self-Insurance. The Company carries workers’ compensation, general liability and automobile insurance through a captive insurance company. While the Company believes that this arrangement has been beneficial in reducing and stabilizing insurance costs, the Company does have to maintain a restricted cash account to guarantee payments of premiums. That restricted account had a balance of $1.6 million as of December 31, 2016, and is classified as “Prepaid expenses and other” on the Company’s Consolidated Balance Sheets. Should the Company experience severe losses over an extended period, it could have a detrimental effect on the Company, notwithstanding the captive insurance company.

Accounts Receivable and Provision for Doubtful Accounts. The Company provides an allowance for doubtful accounts when collection of an account is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates relating to factors such as a customer’s access to capital, the customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. While most of our customers are large well capitalized companies, should they experience material changes in their revenues and cash flows or incur other difficulties and become unable to pay the amounts owed, this could cause reduced cash flows and losses in excess of our current reserves. At December 31, 2016, management concluded that the allowance for doubtful accounts was adequate.

Outlook

The following statements are based on current expectations. These statements are forward looking, and actual results may differ materially.

The Company prepares weekly cash forecasts for our own benefit and for submission to our lenders. We anticipate that our current cash and the cash to be generated from collection of our receivables along with the existing Operating Line of Credit (2016), or subsequent renewal, with United Bank, Inc. will be adequate to meet our cash needs for the Company’s 2017 fiscal year. The Company may borrow against the line of credit provided it meets certain borrowing base requirements, with $15.0 million being the maximum allowed. If the Company has borrowed more than the borrowing base allows, the Company must repay the excess borrowings to United Bank, Inc. As of December 31, 2016, the Company had borrowings of $1.5 million against the Operating Line of Credit (2016). The Company repaid the remaining $1.5 million subsequent to December 31, 2016, and does not anticipate additional borrowings until the spring construction season. The Operating Line of Credit (2016) expires on February 27, 2017; however, the Company expects to sign a one year renewal with United Bank, Inc. with the same terms as the current agreement.

Currently, the Company is experiencing increased demand for its services. However, with potential uncertainties in the economy, for example a long-term reduction in the price of oil, the demand for our customers’ projects could wane and their ability to fund planned projects could be reduced. The Company’s backlog at December 31, 2016 was $81.2 million. While adding additional projects appears likely, no assurances can be given that the Company will be successful in bidding on projects that become available. Moreover, even if the Company obtains contracts, there can be no guarantee that the projects will go forward.

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

There has been no change in Energy Services of America Corporation’s internal control over financial reporting during Energy Services of America Corporation’s first quarter of fiscal year 2017 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At December 31, 2016, we do not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. Risk Factors

Please see the information disclosed in the “Risk Factors” section of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on December 15, 2016. There have been no material changes to the risk factors since the filing of the Annual Report on Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of equity securities during the period covered by the report.

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

ENERGY SERVICES OF AMERICA CORPORATION

Date: February 13, 2017	By:	/s/ Douglas V. Reynolds
Douglas V. Reynolds
Chief Executive Officer

Date February 13, 2017	By:	/s/ Charles P. Crimmel
Charles P. Crimmel
Chief Financial Officer

