Form 10-Q
period 2017-03-31
Energy Services of America CORP
filed 2017-05-11
CIK 1357971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, or an “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)

		Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of May 1, 2017, there were 14,239,836 outstanding shares of the Registrant’s Common Stock.

Part I. Financial Information

Item 1. Financial Statements (Unaudited):

Energy Services of America Corporation

Consolidated Balance Sheets

	March 31,	September 30,
Assets	2017	2016
	(Unaudited)
Current assets
Cash and cash equivalents	$4,175,560	$3,815,790
Accounts receivable-trade	11,546,703	24,059,432
Allowance for doubtful accounts	(108,200)	(133,500)
Retainages receivable	6,370,792	5,810,474
Other receivables	100,050	106,837
Costs and estimated earnings in excess of billings on uncompleted contracts	4,322,953	5,953,818
Deferred tax asset	1,297,152	1,399,152
Prepaid expenses and other	4,984,065	2,485,101
Assets of discontinued operations	12,303	12,303
Total current assets	32,701,378	43,509,407

Property, plant and equipment, at cost	42,112,729	39,375,505
less accumulated depreciation	(27,743,575)	(26,625,827)
Assets of discontinued operations, net	-	-
Total fixed assets	14,369,154	12,749,678

Long-term notes receivable	137,281	137,281

Total assets	$47,207,813	$56,396,366

Liabilities and shareholders' equity
Current liabilities
Current maturities of long-term debt	$2,948,621	$2,867,898
Lines of credit and short term borrowings	2,242,768	6,232,943
Accounts payable	3,650,239	5,006,427
Accrued expenses and other current liabilities	4,269,471	5,933,571
Billings in excess of costs and estimated earnings on uncompleted contracts	2,804,214	3,410,548
Income tax payable	185,914	1,076,440
Liabilities of discontinued operations	28,671	28,671
Total current liabilities	16,129,898	24,556,498

Long-term debt, less current maturities	5,866,528	7,390,099
Deferred income taxes payable	1,916,077	1,926,077
Liabilities of discontinued operations	-	-
Total liabilities	23,912,503	33,872,674

Shareholders' equity

Preferred stock, $.0001 par value Authorized 1,000,000 shares, 206 issued for March 31, 2017 and September 30, 2016	-	-
Common stock, $.0001 par value Authorized 50,000,000 shares, 14,839,836 issued and 14,239,836 outstanding for March 31, 2017 and September 30, 2016	1,484	1,484

Treasury stock, 600,000 shares at March 31, 2017 and September 30, 2016	(60)	(60)

Additional paid in capital	61,289,260	61,289,260
Retained earnings (deficit)	(37,995,374)	(38,766,992)
Total shareholders' equity	23,295,310	22,523,692

Total liabilities and shareholders' equity	$47,207,813	$56,396,366

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Income

Unaudited

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2017	2016	2017	2016

Revenue	$25,371,605	$28,005,021	$62,868,477	$62,379,112

Cost of revenues	23,859,453	26,310,312	56,671,538	57,044,762

Gross profit	1,512,152	1,694,709	6,196,939	5,334,350

Selling and administrative expenses	1,939,278	1,873,550	4,134,888	4,058,176
Income (loss) from operations	(427,126)	(178,841)	2,062,051	1,276,174

Other income (expense)
Other nonoperating income (expense)	(40,231)	(12,752)	(111,660)	(24,062)
Interest expense	(143,546)	(198,503)	(374,515)	(431,921)
Gain on sale of equipment	41,841	82,121	68,831	113,521
	(141,936)	(129,134)	(417,344)	(342,462)

Income (loss) from continuing operations before income taxes	(569,062)	(307,975)	1,644,707	933,712

Income tax expense (benefit)	(256,523)	(97,740)	718,589	445,091

Income (loss) from continuing operations	(312,539)	(210,235)	926,118	488,621

Dividends on preferred stock	77,250	77,250	154,500	154,500

Income (loss) from continuing operations available to common shareholders	(389,789)	(287,485)	771,618	334,121

Income (loss) from discontinued operations net of tax expense	-	-	-	-

Net income (loss) available to common shareholders	$(389,789)	$(287,485)	$771,618	$334,121

Weighted average shares outstanding-basic	14,239,836	14,239,836	14,239,836	14,239,836

Weighted average shares-diluted	14,239,836	14,239,836	17,673,169	17,673,169
Earnings (loss) per share from continuing operations available to common shareholders	$(0.027)	$(0.020)	$0.054	$0.023

Earnings (loss) per share from continuing operations-diluted available to common shareholders	$(0.027)	$(0.020)	$0.044	$0.019

Earnings (loss) per share available to common shareholders	$(0.027)	$(0.020)	$0.054	$0.023

Earnings (loss) per share-diluted available to common shareholders	$(0.027)	$(0.020)	$0.044	$0.019

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Cash Flows

Unaudited

	Six Months Ended	Six Months Ended
	March 31,	March 31,
Cash flows from operating activities:	2017	2016

Net Income available to common shareholders	$771,618	$334,121

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation expense	1,406,151	1,225,612
Gain on sale/disposal of equipment	(68,831)	(113,521)
Provision for deferred taxes	92,000	454,267
Decrease in contracts receivable	12,487,429	3,767,410
(Increase) decrease in retainage receivable	(560,318)	2,161,889
Decrease in other receivables	6,787	4,062
Decrease (increase) in cost and estimated earnings in excess of billings on uncompleted contracts	1,630,865	(2,829,138)
Increase in prepaid expenses	(2,498,964)	(1,661,543)
(Decrease) increase in accounts payable	(1,356,188)	2,623,121
(Decrease) increase in accrued expenses	(1,664,100)	967,326
Decrease in billings in excess of cost and estimated earnings on uncompleted contracts	(606,334)	(619,371)
Decrease in income taxes payable	(890,526)	(171,782)
Net cash provided by operating activities	8,749,589	6,142,453

Cash flows from investing activities:
Investment in property & equipment	(3,119,369)	(1,763,873)
Proceeds from sales of property and equipment	162,573	185,875
Net cash used in investing activities	(2,956,796)	(1,577,998)

Cash flows from financing activities:
Borrowings on lines of credit and short term debt, net of (repayments)	(3,990,175)	(2,885,633)
Principal payments on long term debt	(1,442,848)	(1,229,985)
Net cash used in financing activities	(5,433,023)	(4,115,618)

Increase in cash and cash equivalents	359,770	448,837
Cash beginning of period	3,828,093	1,511,581
Cash end of period	$4,187,863	$1,960,418

Supplemental schedule of noncash investing and financing activities:
Purchases of property & equipment under financing agreements	$-	$3,520,171
Insurance premiums financed	$3,524,350	$2,565,020

Supplemental disclosures of cash flows information:

Cash paid during the year for:
Interest	$374,515	$431,921
Income taxes	$1,139,306	$191,610
Insurance premiums	$1,514,525	$950,653
Dividends paid on preferred stock	$154,500	$154,500

The Consolidated Statements of Cash Flows includes the discontinued operation, S.T. Pipeline.

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Changes in Shareholders’ Equity

For the six months ended March 31, 2017 and 2016

						Total
	Common Stock		Additional Paid	Retained	Treasury	Shareholders'
	Shares	Amount	in Capital	Earnings (deficit)	Stock	Equity

Balance at September 30, 2015	14,239,836	$1,484	$61,289,260	$(41,004,048)	$(60)	$20,286,636

Net income available to common shareholders	-	-	-	334,121	-	334,121

Balance at March 31, 2016	14,239,836	$1,484	$61,289,260	$(40,669,927)	$(60)	$20,620,757

Balance at September 30, 2016	14,239,836	$1,484	$61,289,260	$(38,766,992)	$(60)	$22,523,692

Net income available to common shareholders	-	-	-	771,618	-	771,618

Balance at March 31, 2017	14,239,836	$1,484	$61,289,260	$(37,995,374)	$(60)	$23,295,310

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION:

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the years ended September 30, 2016 and 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC on December 15, 2016. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the interim financial reporting rules and regulations of the SEC. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and six months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year or any other interim period.

Principles of Consolidation

The consolidated financial statements of Energy Services include the accounts of Energy Services and its wholly owned subsidiary, C.J. Hughes and its subsidiaries, Nitro Electric and Contractors Rental. S.T. Pipeline has been shown as discontinued operations for the three and six months ended March 31, 2017 and 2016. All significant intercompany accounts and transactions have been eliminated in the consolidation. Unless the context requires otherwise, references to Energy Services include Energy Services and C.J. Hughes and C.J. Hughes’ subsidiaries.

Reclassifications

Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year.

2.	UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts as of March 31, 2017, and September 30, 2016 are summarized as follows:

	March 31, 2017	September 30, 2016

Costs incurred on uncompleted contracts	$116,813,608	$134,163,585

Estimated earnings, net of estimated losses	13,287,790	16,592,644
	130,101,398	150,756,229

Less billing to date	128,582,659	148,212,959

	$1,518,739	$2,543,270

Costs and estimated earnings in excess of billings on uncompleted contracts	$4,322,953	$5,953,818

Less billings in excess of costs and estimated earnings on uncompleted contracts	2,804,214	3,410,548

	$1,518,739	$2,543,270

Backlog at March 31, 2017 and September 30, 2016 was $73.2 million and $78.5 million, respectively. The Company was awarded $15.0 million in pipeline contracts subsequent to March 31, 2017.

3.	CLAIMS

The Company does not have any claims recorded as of March 31, 2017. Claims receivable is a component of cost and estimated earnings in excess of billing.

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

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed-rate debt to unrelated parties was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates for bank loans with similar terms and maturities. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $11.1 million at March 31, 2017 was $11.0 million.

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

The Company did not have income from discontinued operations for the three and six months ended March 31, 2017 and 2016.

The following table shows the components of assets and liabilities that are classified as discontinued operations in the Company’s consolidated balance sheets at March 31, 2017 and at September 30, 2016.

	March 31,	September 30,
	2017	2016

Cash	$12,303	$12,303
Assets of discontinued operations-current	12,303	12,303
Total assets of discontinued operations	12,303	12,303

Accrued expenses and other current liabilities	28,671	28,671
Liabilities of discontinued operations-current	28,671	28,671
Total liabilities of discontinued operations	28,671	28,671

Net liabilities	$(16,368)	$(16,368)

The $29,000 in accrued expenses and other current liabilities at March 31, 2017 represents a reserve for any unexpected expenses that may be incurred by the discontinued operation. As of March 31, 2017, the Company had paid all debts known to exist to the unsecured creditors of the discontinued operation.

6.	EARNINGS PER SHARE

The amounts used to compute the earnings per share for the three and six months ended March 31, 2017 and 2016 are summarized below.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2017	2016	2017	2016

Income (loss) from continuting operations	$(312,539)	$(210,235)	$926,118	$488,621

Dividends on preferred stock	77,250	77,250	154,500	154,500

Income (loss) available to common shareholders-continuing operations	$(389,789)	$(287,485)	$771,618	$334,121

Weighted average shares outstanding	14,239,836	14,239,836	14,239,836	14,239,836

Weighted average shares outstanding-diluted	14,239,836	14,239,836	17,673,169	17,673,169

Earnings (loss) per share from continuing operations available to common shareholders	$(0.027)	$(0.020)	$0.054	$0.023

Earnings (loss) per share from continuing operations available to common shareholders-diluted	$(0.027)	$(0.020)	$0.044	$0.019

Income (loss) from discontinued operations	$-	$-	$-	$-

Weighted average shares outstanding	14,239,836	14,239,836	14,239,836	14,239,836

Weighted average shares outstanding-diluted	14,239,836	14,239,836	17,673,169	14,239,836

Earnings (loss) per share from discontinued operations	$-	$-	$-	$-

Earnings (loss) per share from discontinued operations-diluted	$-	$-	$-	$-

Net income (loss)	$(312,539)	$(210,235)	$926,118	$488,621

Dividends on preferred stock	77,250	77,250	154,500	154,500

Net income (loss) available to common shareholders	$(389,789)	$(287,485)	$771,618	$334,121

Earnings (loss) per share available to common shareholders	$(0.027)	$(0.020)	$0.054	$0.023

Earnings (loss) per share available to common shareholders-diluted	$(0.027)	$(0.020)	$0.044	$0.019

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

Our consolidated operating revenues for the three months ended March 31, 2017 were $25.4 million of which 44.1% was attributable to gas & petroleum contract work, 48.1% to electrical and mechanical contract services and 7.8% to water and sewer contract installations and other ancillary services. The Company had consolidated operating revenues of $28.0 million for the three months ended March 31, 2016, of which 40.5% was attributable to gas & petroleum contract work, 47.9% to electrical and mechanical contract services, and 11.6% to water and sewer contract installations and other ancillary services.

Our consolidated operating revenues for the six months ended March 31, 2017 were $62.9 million of which 52.1% was attributable to gas & petroleum contract work, 40.8% to electrical and mechanical contract services and 7.1% to water and sewer contract installations and other ancillary services. The Company had consolidated operating revenues of $62.4 million for the six months ended March 31, 2016, of which 41.5% was attributable to gas & petroleum contract work, 47.1% to electrical and mechanical contract services, and 11.4% to water and sewer contract installations and other ancillary services.

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

On January 31, 2014, the Company entered into a financing arrangement (“Term Note”) with United Bank, Inc. and Summit Community Bank. The financing arrangement is a five-year term loan in the amount of $8.8 million. In addition, the Company entered into a separate five-year term loan agreement with First Guaranty Bank for $1.6 million. Taken together, the $10.4 million in new financings superseded the prior financing arrangements the Company had with United Bank, Inc. and other lenders. As a result of entering into the new financings, United Bank, Inc. and the other lenders of the Company agreed to terminate their Forbearance Agreement with the Company. This was reported in the Company’s February 4, 2014 Form 8-K filing.

On September 16, 2015, the Company entered into a $2.5 million Non-Revolving Note agreement with United Bank, Inc. This six-year agreement gave the Company access to a $2.5 million line of credit (“Equipment Line of Credit”), specifically for the purchase of equipment, for the period of one year with an interest rate of 5.0%. After the first year, all borrowings against the Equipment Line of Credit were converted to a five-year term note agreement with an interest rate of 5.0%. As of March 31, 2017, the Company had borrowed $2.46 million against this line of credit and made principal payments of $219,000.

On March 21, 2017, the Company entered into a financing agreement (“Operating Line of Credit (2017)”) with United Bank, Inc. to provide the Company with a $15.0 million revolving line of credit. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%. The effective date of this agreement was February 27, 2017 and it replaced the $15.0 million revolving line of credit (“Operating Line of Credit (2016)”) entered into with United Bank, Inc. effective February 27, 2016. The Company had borrowed $6.0 million against the Operating Line of Credit (2016) as of September 30, 2016, and repaid $4.5 million for an outstanding balance of $1.5 million at December 31, 2016. The Company repaid the remaining $1.5 million on the Operating Line of Credit (2016) subsequent to December 31, 2016, and did not borrow against the Operating Line of Credit (2017) as of March 31, 2017.

Second Quarter Overview

The following is an overview of results from operations for the three and six months ended March 31, 2017 and 2016.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2017	2016	2017	2016

Continuing Operations

Revenue	$25,371,605	$28,005,021	$62,868,477	$62,379,112
Cost of revenues	23,859,453	26,310,312	56,671,538	57,044,762
Gross profit	1,512,152	1,694,709	6,196,939	5,334,350
Selling & administrative expenses	1,939,278	1,873,550	4,134,888	4,058,176
Income (loss) from operations	(427,126)	(178,841)	2,062,051	1,276,174
Other expense	(141,936)	(129,134)	(417,344)	(342,462)
Income (loss) before tax	(569,062)	(307,975)	1,644,707	933,712
Income tax expense (benefit)	(256,523)	(97,740)	718,589	445,091
Net income (loss) from continuing operations	(312,539)	(210,235)	926,118	488,621
Dividends on preferred stock	77,250	77,250	154,500	154,500
Net income (loss) from continuing operations available to common shareholders	$(389,789)	$(287,485)	$771,618	$334,121

Discontinued Operations

Revenue	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-
Selling & administrative expenses	-	-	-	-
Income from operations	-	-	-	-
Other expense	-	-	-	-
Income before income tax	-	-	-	-
Income tax benefit	-	-	-	-
Net income from discontinued operations	$-	$-	$-	$-

Results of Operations for the Three and Six Months Ended March 31, 2017 Compared to the Three and Six Months Ended March 31, 2016

Revenues. Total revenues from continuing operations decreased by $2.6 million or 9.4% to $25.4 million for the three months ended March 31, 2017 from $28.0 million for the same period in 2016. The decrease was primarily attributable a $1.3 million revenue decrease in water and sewer projects and other ancillary services, a $1.2 million revenue decrease in electrical and mechanical services, and a $138,000 revenue decrease in petroleum and gas work. The Company had no revenue from discontinued operations for the three months ended March 31, 2017 and 2016.

Total revenues from continuing operations increased by $500,000 or 1.0% to $62.9 million for the six months ended March 31, 2017 from $62.4 million for the same period in 2016. The increase was primarily attributable to a $6.9 million revenue increase in petroleum and gas work, partially offset by a $3.7 million revenue decrease in electrical and mechanical services, and a $2.7 million revenue decrease in water and sewer projects and other ancillary services. The Company had no revenue from discontinued operations for the six months ended March 31, 2017 and 2016.

Cost of Revenues. Total cost of revenues from continuing operations decreased by $2.4 million or 9.3% to $23.9 million for the three months ended March 31, 2017 from $26.3 million for the same period in 2016. The decrease was primarily attributable to a $1.3 million cost decrease in electrical and mechanical services, and a $1.3 million cost decrease in water and sewer projects and other ancillary services, partially offset by a $200,000 cost increase in equipment and tool shop operations not allocated to projects. Costs in petroleum and gas work were $10.0 million for both periods. There was no cost of revenues from discontinued operations for the three months ended March 31, 2017 and 2016.

Total cost of revenues from continuing operations decreased by $300,000 or 1.0% to $56.7 million for the six months ended March 31, 2017 from $57.0 million for the same period in 2016. The decrease was primarily attributable to a $4.0 million cost decrease in electrical and mechanical services, a $1.8 million cost decrease in water and sewer projects and other ancillary services, and a $400,000 cost decrease in equipment and tool shop operations not allocated to projects, partially offset by a $5.9 million cost increase in petroleum and gas work. There was no cost of revenues from discontinued operations for the six months ended March 31, 2017 and 2016.

Gross Profit. Total gross profit from continuing operations decreased by $200,000 or 10.8% to $1.5 million for the three months ended March 31, 2017, from $1.7 million for the same period in 2016. The decrease was primarily attributable to a $200,000 gross profit decrease related to equipment and tool shop operations costs not allocated to projects, a $100,000 gross profit decrease in petroleum and gas work, partially offset by a $100,000 gross profit increase in electrical and mechanical services and a $25,000 increase in water and sewer projects and other ancillary services. There were no gross profits from discontinued operations for the three months ended March 31, 2017 and 2016.

Total gross profit from continuing operations increased by $900,000 or 16.2% to $6.2 million for the six months ended March 31, 2017, from $5.3 million for the same period in 2016. The increase was primarily attributable to a $1.1 million gross profit increase in petroleum and gas work, a $400,000 gross profit increase related to equipment and tool shop operations costs not allocated to projects, a $200,000 gross profit increase in electrical and mechanical services, partially offset by a $800,000 gross profit decrease in water and sewer projects and other ancillary services. There were no gross profits from discontinued operations for the six months ended March 31, 2017 and 2016.

Selling and administrative expenses. Total selling and administrative expenses from continuing operations increased by $66,000 or 3.5% to $1.9 million for the three months ended March 31, 2017, as compared to the same period in 2016. There were no selling and administrative expenses for discontinued operations for the three months ended March 31, 2017 and 2016.

Total selling and administrative expenses from continuing operations increased by $77,000 or 1.9% to $4.1 million for the six months ended March 31, 2017, as compared to the same period in 2016. There were no selling and administrative expenses for discontinued operations for the six months ended March 31, 2017 and 2016. The Company believes that any ongoing costs associated with closing discontinued operations will be immaterial.

Interest Expense. Interest expense decreased by $55,000 or 27.7% to $144,000 for the three months ended March 31, 2017 from $199,000 for the same period in 2016. Interest expense decreased by $57,000 or 13.3% to $375,000 for the six months ended March 31, 2017 from $432,000 for the same period in 2016.

Net Income (Loss). Loss from continuing operations before income tax benefit was $570,000 for the three months ended March 31, 2017, compared to $308,000 for the same period in 2016. The increased loss was due to the items mentioned above. There was no income from discontinued operations for the three months ended March 31, 2017 and 2016. Income from continuing operations before income taxes was $1.6 million for the six months ended March 31, 2017, compared to $934,000 for the same period in 2016. The increase in net income was due to the items mentioned above. There was no income from discontinued operations for the six months ended March 31, 2017 and 2016.

Income tax benefit for the three months ended March 31, 2017 was $257,000 compared to $98,000 for the same period in 2016. The increase in income tax benefit was due to the increase in loss from continuing operations before income taxes. The effective income tax rate for the three months ended March 31, 2017 was 45.1%, as compared to 31.7% for the same period in 2016. Income tax expense for the six months ended March 31, 2017 was $719,000 compared to $445,000 for the same period in 2016. The increase in income tax expense was due to the increase in income from continuing operations before income taxes. The effective income tax rate for the six months ended March 31, 2017 was 43.7%, as compared to 47.7% for the same period in 2016. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income and non-deductible expenses.

Accrued dividends on preferred stock for the three months ended March 31, 2017 and 2016 were $77,250. Accrued dividends on preferred stock for the six months ended March 31, 2017 and 2016 were $154,500.

Net loss available to common shareholders for the three months ended March 31, 2017 was $390,000, or $0.027 per share, as compared to $287,000, or $0.020 per share, for the same period in 2016. Net income available to common shareholders for the six months ended March 31, 2017 was $772,000, or $0.054 per share, as compared to $334,000, or $0.023 per share, for the same period in 2016.

Comparison of Financial Condition at March 31, 2017 and September 30, 2016

The Company had total assets of $47.2 million at March 31, 2017, a decrease of $9.2 million from the prior fiscal year end balance of $56.4 million. This decrease was primarily due to the $12.6 million decrease in accounts receivable, partially offset by a $2.5 million increase in prepaid expenses and other, which was the result of prepaid insurance premiums financed by the Company. Accounts receivable, which totaled $11.5 million at March 31, 2017, decreased by $12.6 million from the prior fiscal year end balance of $24.1 million. The decrease was due to projects nearing completion at March 31, 2017 or completed during the first two quarters of fiscal year 2017. Retainages receivable totaled $6.4 million at March 31, 2017, an increase of $560,000 from the prior fiscal year end balance of $5.8 million. The majority of the retainages receivable is expected to be collected in the Company’s third quarter of fiscal year 2017. The Company also had net fixed assets of $14.4 million at March 31, 2017, an increase of $1.6 million from prior fiscal year end balance of $12.7 million. This increase was due to equipment purchases of $3.1 million partially offset by depreciation of $1.4 million. Estimated earnings in excess of billings on uncompleted contracts totaled $4.3 million at March 31, 2017, a decrease of $1.7 million from the prior fiscal year end balance of $6.0 million. The decrease was due to projects nearing completion at March 31, 2017 or completed during the first two quarters of fiscal year 2017. Cash and cash equivalents totaled $4.2 million at March 31, 2017, an increase of $360,000 from the prior fiscal year end balance of $3.8 million.

The Company had total liabilities of $23.9 million at March 31, 2017, a decrease of $10.0 million from the prior fiscal year end balance of $33.9 million. Long-term debt totaled $5.9 million at March 31, 2017, a decrease of $1.5 million from the prior fiscal year end balance of $7.4 million. The decrease in long-term debt was due to principal repayments on debt. Current maturities of long-term debt totaled $2.9 million at March 31, 2017, an increase of $81,000 from the prior fiscal year end balance. Lines of credit and short-term borrowings totaled $2.2 million at March 31, 2017, a decrease of $4.0 million from the prior fiscal year end balance of $6.2 million. This decrease was primarily due to $6.0 million in repayments against the Operating Line of Credit (2016), partially offset by $2.2 million of short-term insurance financing. In total, short-term debt at March 31, 2017 was $5.2 million, a decrease of $3.9 million from the prior fiscal year end balance of $9.1 million. Accounts payable and accrued expenses totaled $7.9 million at March 31, 2017, a decrease of $3.0 million from the prior fiscal year end balance of $10.9 million. The decrease was due to projects nearing completion at March 31, 2017 or completed during the first two quarters of fiscal year 2017.

Shareholders’ equity was $23.3 million at March 31, 2017, an increase of $772,000 from the prior fiscal year end balance of $22.5 million. This increase was due to the net income available to common shareholders of $772,000 for the six months ended March 31, 2017.

Liquidity and Capital Resources

Indebtedness

On January 31, 2014, the Company entered into a financing arrangement with United Bank, Inc. (West Virginia) and Summit Community Bank (West Virginia). The financing arrangement is a five-year term loan in the amount of $8.8 million and bears interest at an annual rate of 6.50%. In addition, the Company entered into a separate five-year term loan agreement with First Guaranty Bank (Louisiana) for $1.6 million and bears interest at an annual rate of 3.55%. Taken together, the $10.4 million in new financings superseded the prior financing arrangements the Company had with United Bank as well as the other lenders. As a result of entering into the new financings, United Bank and the other lenders of the Company agreed to terminate their Forbearance Agreement with the Company. This was reported in the Company’s February 4, 2014 Form 8-K filing.

Under the terms of the financing agreement reached January 31, 2014, the Company must meet the following loan covenants:

1.	Minimum tangible net worth of $10.0 million to be measured quarterly,
2.	Minimum traditional debt service coverage of 1.50x to be measured quarterly on a rolling twelve-month basis,
3.	Minimum current ratio of 1.30x to be measured quarterly,
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

This modification applied as of June 30, 2014, as well as for future periods.  The Company was in compliance with all loan covenants at March 31, 2017.

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

Also on September 16, 2015, the Company entered into a $2.5 million Non-Revolving Note agreement with United Bank, Inc. This six-year agreement gave the Company access to a $2.5 million line of credit (“Equipment Line of Credit”), specifically for the purchase of equipment, for the period of one year with an interest rate of 5.0%. After the first year, all borrowings against the Equipment Line of Credit were converted to a five-year term note agreement with an interest rate of 5.0%. This agreement is subject to the terms of the January 31, 2014 Term Note agreement discussed above. At March 31, 2017, the Company had borrowed $2.46 million against this line of credit and made principal payments of $219,000.

On November 13, 2015, the Company entered into a 10-year $1.1 million loan agreement with United Bank, Inc. to purchase the fabrication shop and property Nitro Electric had previously been leasing for $12,900 each month. The interest rate on the new loan agreement is 4.25% with monthly payments of $11,500.

Operating Line of Credit

On March 21, 2017, the Company entered into a financing agreement (“Operating Line of Credit (2017)”) with United Bank, Inc. to provide the Company with a $15.0 million revolving line of credit. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%. The effective date of this agreement was February 27, 2017 and it replaced the $15.0 million revolving line of credit (“Operating Line of Credit (2016)”) entered into with United Bank, Inc. effective February 27, 2016. The Company had borrowed $6.0 million against the Operating Line of Credit (2016) as of September 30, 2016, and repaid $4.5 million for an outstanding balance of $1.5 million at December 31, 2016. The Company repaid the remaining $1.5 million on the Operating Line of Credit (2016) subsequent to December 31, 2016, and did not borrow against the Operating Line of Credit (2017) as of March 31, 2017.

Cash available under the Operating Line of Credit (2017) is calculated based on 70.0% of the Company’s eligible accounts receivable. Major items excluded from the calculation are receivables from bonded jobs and retainage as well as items greater than 90 days old. Under the terms of the agreement, the Company must meet the following loan covenants to access the first $12.5 million:

1.	Minimum tangible net worth of $17.0 million to be measured quarterly,
2.	Minimum traditional debt service coverage of 1.50x to be measured quarterly on a rolling twelve-month basis,
3.	Minimum current ratio of 1.50x to be measured quarterly,
4.	Maximum debt to tangible net worth ratio (“TNW”) of 1.50x to be measured semi-annually.

Under the terms of the Operating Line of Credit (2017), the Company must meet the following additional requirements for draw requests causing the borrowings to exceed $12.5 million:

1.	Minimum tangible net worth of $19.0 million to be measured quarterly,
2.	Minimum traditional debt service coverage of 2.0x to be measured quarterly on a rolling twelve-month basis,
3.	Full review of accounts receivable aging report and work in progress. The results of the review shall be satisfactory to the lender in its sole and unfettered discretion.

The Company was in compliance with all covenants and additional requirements for the $15.0 million Operating Line of Credit (2017) at March 31, 2017.

Off-Balance Sheet Arrangements

Due to the nature of our industry, we often enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Though for the most part not material in nature, some of these are:

Leases

Our work often requires us to lease various facilities, equipment and vehicles. These leases usually are short-term in nature, with duration of one year or less, though at times we may enter into longer term leases when warranted. By leasing equipment, vehicles and facilities, we are able to reduce our capital outlay requirements for equipment, vehicles and facilities that we may only need for short periods of time. As of March 31, 2017, the Company had operating lease commitments of $141,000 with various expiration dates through May 2018.

Letters of Credit

Certain of our customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors and vendors on various customer projects. At March 31, 2017, the Company did not have any letters of credit outstanding.

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

Depending upon the size and conditions of a particular contract, the Company may be required to post letters of credit or other collateral in favor of the insurer. Posting of these letters or other collateral will reduce our borrowing capabilities. The Company does not anticipate any claims against outstanding performance bonds in the foreseeable future. At March 31, 2017, the Company had $12.2 million in performance bonds outstanding.

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

The Company had two customers that exceeded 10.0% of revenues for the six months ended March 31, 2017. These two customers, Marathon Petroleum and EQT, represented 21.5% and 15.4% of revenues, respectively at March 31, 2017. The Company had three customers, Marathon Petroleum, Columbia Gas Transmission, and Dow Chemical, which represented 11.0%, 17.0% and 12.0% of receivables net of retention, respectively, at March 31, 2017. The Company had two customers that exceeded 10.0% of revenues for the six months ended March 31, 2016. These two customers, Marathon Petroleum and Rice Energy, each represented 10.1% of revenues at March 31, 2016. Two customers accounted for more than 10% of receivables net of retention at March 31, 2016. These customers, Marathon Petroleum and Rice Energy, represented 17.1% and 16.1%, respectively, of receivables net of retention at March 31, 2016.

The Company’s consolidated operating revenues for the six months ended March 31, 2017 were $62.9 million of which 52.1% was attributable to gas and petroleum contract work, 40.8% to electrical and mechanical contract services and 7.1% to water and sewer contract installations and other ancillary services. The Company’s consolidated operating revenues for the six months ended March 31, 2016 were $62.4 million of which 41.5% was attributable to gas and petroleum contract work, 47.1% to electrical and mechanical contract services and 11.4% to water and sewer contract installations and other ancillary services.

Litigation

The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At March 31, 2017, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

On December 16, 2014, the Company’s Nitro Electric subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 each month. Mr. Douglas Reynolds, President of Energy Services, is a director and secretary of First Bank of Charleston. Mr. Nester Logan and Mr. Samuel Kapourales, directors of Energy Services, are also directors of First Bank of Charleston. The interest rate on the new loan agreement is 4.75% with monthly payments of $7,800. As of March 31, 2017, we have paid approximately $85,000 in principal and approximately $133,000 in interest since the beginning of the loan.

There were no new material related party transactions during the six months ended March 31, 2017.

Inflation

Due to relatively low levels of inflation during the three and six months ended March 31, 2017 and 2016, inflation did not have a significant effect on our results.

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

Self-Insurance. The Company carries workers’ compensation, general liability and automobile insurance through a captive insurance company. While the Company believes that this arrangement has been beneficial in reducing and stabilizing insurance costs, the Company does have to maintain a restricted cash account to guarantee payments of premiums. That restricted account had a balance of $1.9 million as of March 31, 2017, and is classified as “Prepaid expenses and other” on the Company’s Consolidated Balance Sheets. Should the Company experience severe losses over an extended period, it could have a detrimental effect on the Company, notwithstanding the captive insurance company.

Accounts Receivable and Provision for Doubtful Accounts. The Company provides an allowance for doubtful accounts when collection of an account is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates relating to factors such as a customer’s access to capital, the customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. While most of our customers are large well capitalized companies, should they experience material changes in their revenues and cash flows or incur other difficulties and become unable to pay the amounts owed, this could cause reduced cash flows and losses in excess of our current reserves. At March 31, 2017, management concluded that the allowance for doubtful accounts was adequate.

Outlook

The following statements are based on current expectations. These statements are forward looking, and actual results may differ materially.

The Company prepares weekly cash forecasts for our own benefit and for submission to our lenders. We anticipate that our current cash and the cash to be generated from collection of our receivables along with the existing Operating Line of Credit (2017) with United Bank, Inc. will be adequate to meet our cash needs for the Company’s 2017 fiscal year. The Company may borrow against the line of credit provided it meets certain borrowing base requirements, with $15.0 million being the maximum allowed. If the Company has borrowed more than the borrowing base allows, the Company must repay the excess borrowings to United Bank, Inc. As of March 31, 2017, the Company did not borrow against the Operating Line of Credit (2017).

Currently, the Company is experiencing increased demand for its services. However, with potential uncertainties in the economy, for example a long-term reduction in the price of oil or natural gas, the demand for our customers’ projects could wane and their ability to fund planned projects could be reduced. The Company’s backlog at March 31, 2017 was $73.2 million with an additional $15.0 million in pipeline projects secured subsequent to March 31, 2017. While adding new projects appears likely, no assurances can be given that the Company will be successful in bidding on projects that become available. Moreover, even if the Company obtains contracts, there can be no guarantee that the projects will go forward.

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

There has been no change in Energy Services of America Corporation’s internal control over financial reporting during Energy Services of America Corporation’s second quarter of fiscal year 2017 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At March 31, 2017, we do not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

ENERGY SERVICES OF AMERICA CORPORATION

Date: May 11, 2017	By:	/s/ Douglas V. Reynolds
Douglas V. Reynolds
Chief Executive Officer

Date: May 11, 2017	By:	/s/ Charles P. Crimmel
Charles P. Crimmel
Chief Financial Officer