Form 10-Q
period 2017-06-30
Energy Services of America CORP
filed 2017-08-11
CIK 1357971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒       Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

As of August 1, 2017, there were 14,239,836 outstanding shares of the Registrant’s Common Stock.

Part I. Financial Information

Item 1. Financial Statements (Unaudited):

Energy Services of America Corporation

Consolidated Balance Sheets

	June 30,	September 30,
Assets	2017	2016
	(Unaudited)
Current assets
Cash and cash equivalents	$4,035,584	$3,815,790
Accounts receivable-trade	17,300,546	24,059,432
Allowance for doubtful accounts	(108,200)	(133,500)
Retainages receivable	5,728,981	5,810,474
Other receivables	100,300	106,837
Costs and estimated earnings in excess of billings on uncompleted contracts	4,936,904	5,953,818
Deferred tax asset	1,889,690	1,399,152
Prepaid expenses and other	4,769,286	2,485,101
Assets of discontinued operations	12,303	12,303
Total current assets	38,665,394	43,509,407

Property, plant and equipment, at cost	46,656,169	39,375,505
less accumulated depreciation	(28,461,982)	(26,625,827)
Total fixed assets	18,194,187	12,749,678

Long-term notes receivable	137,281	137,281

Total assets	$56,996,862	$56,396,366

Liabilities and shareholders’ equity
Current liabilities
Current maturities of long-term debt	$3,192,036	$2,867,898
Lines of credit and short term borrowings	11,281,582	6,232,943
Accounts payable	7,672,021	5,006,427
Accrued expenses and other current liabilities	4,236,870	5,933,571
Billings in excess of costs and estimated earnings on uncompleted contracts	2,523,446	3,410,548
Income tax payable	-	1,076,440
Liabilities of discontinued operations	28,671	28,671
Total current liabilities	28,934,626	24,556,498

Long-term debt, less current maturities	5,594,825	7,390,099
Deferred income taxes payable	1,812,616	1,926,077
Total liabilities	36,342,067	33,872,674

Shareholders’ equity

Preferred stock, $.0001 par value
Authorized 1,000,000 shares, 206 issued for June 30, 2017 and September 30, 2016	-	-
Common stock, $.0001 par value
Authorized 50,000,000 shares 14,839,836 issued and 14,239,836 outstanding for June 30, 2017 and September 30, 2016	1,484	1,484

Treasury stock, 600,000 shares at June 30, 2017 and September 30, 2016	(60)	(60)

Additional paid in capital	61,289,260	61,289,260
Retained earnings (deficit)	(40,635,889)	(38,766,992)

Total shareholders’ equity	20,654,795	22,523,692

Total liabilities and shareholders’ equity	$56,996,862	$56,396,366

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Income

Unaudited

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Revenue	$35,686,215	$43,370,975	$98,554,692	$105,750,087

Cost of revenues	37,124,756	39,391,420	93,796,294	96,436,182

Gross profit (loss)	(1,438,541)	3,979,555	4,758,398	9,313,905

Selling and administrative expenses	1,600,454	1,588,076	5,735,342	5,646,252
Income (loss) from operations	(3,038,995)	2,391,479	(976,944)	3,667,653

Other income (expense)
Other nonoperating income (expense)	5,112	(48,358)	(106,548)	(72,420)
Interest expense	(183,583)	(204,491)	(558,098)	(636,412)
Gain on sale of equipment	26,431	24,136	95,262	137,657
	(152,040)	(228,713)	(569,384)	(571,175)

Income (loss) from continuing operations before income taxes	(3,191,035)	2,162,766	(1,546,328)	3,096,478

Income tax expense (benefit)	(1,323,887)	1,085,541	(605,298)	1,530,632

Income (loss) from continuing operations	(1,867,148)	1,077,225	(941,030)	1,565,846

Dividends on preferred stock	77,250	77,250	231,750	231,750

Income (loss) from continuing operations
available to common shareholders	(1,944,398)	999,975	(1,172,780)	1,334,096

Income from discontinued operations
net of tax expense	-	-	-	-

Net income (loss) available to common shareholders	$(1,944,398)	$999,975	$(1,172,780)	$1,334,096

Weighted average shares outstanding-basic	14,239,836	14,239,836	14,239,836	14,239,836

Weighted average shares-diluted	14,239,836	17,673,169	14,239,836	17,673,169

Earnings (loss) per share from continuing operations available to common shareholders	$(0.137)	$0.070	$(0.082)	$0.094

Earnings (loss) per share from continuing operations-diluted available to common shareholders	$(0.137)	$0.057	$(0.082)	$0.075

Earnings (loss) per share availableto common shareholders	$(0.137)	$0.070	$(0.082)	$0.094

Earnings (loss) per share-diluted available to common shareholders	$(0.137)	$0.057	$(0.082)	$0.075

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Cash Flows

Unaudited

	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
Cash flows from operating activities:	2017	2016

Net income (loss) available to common shareholders	$(1,172,780)	$1,334,096

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation expense	2,286,618	1,863,496
Gain on sale/disposal of equipment	(95,262)	(137,657)
Provision for deferred taxes	(603,999)	1,215,278
Decrease in contracts receivable	6,733,586	2,626,882
Decrease in retainage receivable	81,493	96,616
Decrease in other receivables	6,537	8,244
Decrease (increase) in cost and estimated earnings in excess of billings on uncompleted contracts	1,016,914	(4,955,596)
Increase in prepaid expenses	(2,284,185)	(1,580,208)
Increase in accounts payable	2,665,594	4,293,377
Decrease in accrued expenses	(1,696,701)	(82,727)
Decrease in billings in excess of cost and estimated earnings on uncompleted contracts	(887,102)	(276,194)
(Decrease) increase in income taxes payable	(1,076,440)	45,947
Net cash provided by operating activities	4,974,273	4,451,554

Cash flows from investing activities:
Investment in property & equipment	(7,144,371)	(2,609,747)
Proceeds from sales of property and equipment	213,771	257,955
Net cash used in investing activities	(6,930,600)	(2,351,792)

Cash flows from financing activities:
Dividends on common stock	(696,117)	(695,367)
Borrowings on lines of credit and short term debt, net of (repayments)	5,048,639	1,415,538
Principal payments on long term debt	(2,176,401)	(1,877,154)
Net cash provided by (used in) financing activities	2,176,121	(1,156,983)

Increase in cash and cash equivalents	219,794	942,779
Cash beginning of period	3,828,093	1,511,581
Cash end of period	$4,047,887	$2,454,360

Supplemental schedule of noncash investing and financing activities:
Purchases of property & equipment under financing agreements	$705,265	$3,579,023
Insurance premiums financed	$3,524,350	$2,565,020

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$558,098	$636,412
Income taxes	$1,344,568	$241,065
Insurance premiums	$2,475,711	$1,649,482
Dividends paid on preferred stock	$309,000	$309,000

The Consolidated Statements of Cash Flows includes the discontinued operation, S.T. Pipeline.

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Changes in Shareholders’ Equity

For the nine months ended June 30, 2017 and 2016

						Total
	Common Stock		Additional Paid	Retained	Treasury	Shareholders’
	Shares	Amount	in Capital	Earnings (deficit)	Stock	Equity

Balance at September 30, 2015	14,239,836	$1,484	$61,289,260	$(41,004,048)	$(60)	$20,286,636

Net income available to common shareholders	-	-	-	1,334,096	-	1,334,096

Dividends on common stock ($0.05 per share on 13,907,340 shares; 332,496 common shares are part of preferred units and were not eligible for the common dividend)	-	-	-	(695,367)	-	(695,367)

Balance at June 30, 2016	14,239,836	$1,484	$61,289,260	$(40,365,319)	$(60)	$20,925,365

Balance at September 30, 2016	14,239,836	$1,484	$61,289,260	$(38,766,992)	$(60)	$22,523,692

Net loss available to common shareholders	-	-	-	(1,172,780)	-	(1,172,780)

Dividends on common stock ($0.05 per share on 13,922,336 shares; 317,500 common shares are part of preferred units and were not eligible for the common dividend)	-		-	(696,117)	-	(696,117)

Balance at June 30, 2017	14,239,836	$1,484	$61,289,260	$(40,635,889)	$(60)	$20,654,795

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the years ended September 30, 2016 and 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC on December 15, 2016. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the interim financial reporting rules and regulations of the SEC. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and nine months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year or any other interim period.

Principles of Consolidation

The consolidated financial statements of Energy Services include the accounts of Energy Services and its wholly owned subsidiary, C.J. Hughes and its subsidiaries, Nitro Electric and Contractors Rental. S.T. Pipeline has been shown as discontinued operations for the three and nine months ended June 30, 2017 and 2016. All significant intercompany accounts and transactions have been eliminated in the consolidation. Unless the context requires otherwise, references to Energy Services include Energy Services and C.J. Hughes and C.J. Hughes’ subsidiaries.

Reclassifications

Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year.

2. UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts as of June 30, 2017, and September 30, 2016 are summarized as follows:

	June 30, 2017	September 30, 2016

Costs incurred on uncompleted contracts	$131,064,078	$134,163,585

Estimated earnings, net of estimated losses	10,061,448	16,592,644
	141,125,526	150,756,229

Less billing to date	138,712,068	148,212,959

	$2,413,458	$2,543,270

Costs and estimated earnings in excess of billings on uncompleted contracts	$4,936,904	$5,953,818

Less billings in excess of costs and estimated earnings on uncompleted contracts	2,523,446	3,410,548

	$2,413,458	$2,543,270

Backlog at June 30, 2017 and September 30, 2016 was $68.2 million and $78.5 million, respectively.

3. CLAIMS

The Company does not have any claims recorded as of June 30, 2017. Claims receivable is a component of cost and estimated earnings in excess of billing.

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

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed-rate debt to unrelated parties was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates for bank loans with similar terms and maturities. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $20.1 million at June 30, 2017 was $20.0 million.

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

The Company did not have income from discontinued operations for the three and nine months ended June 30, 2017 and 2016.

The following table shows the components of assets and liabilities that are classified as discontinued operations in the Company’s consolidated balance sheets at June 30, 2017 and at September 30, 2016.

	June 30,	September 30,
	2017	2016

Cash	$12,303	$12,303
Assets of discontinued operations-current	12,303	12,303
Total assets of discontinued operations	12,303	12,303

Accrued expenses and other current liabilities	28,671	28,671
Liabilities of discontinued operations-current	28,671	28,671
Total liabilities of discontinued operations	28,671	28,671

Net liabilities	$(16,368)	$(16,368)

The $29,000 in accrued expenses and other current liabilities at June 30, 2017 represents a reserve for any unexpected expenses that may be incurred by the discontinued operation. As of June 30, 2017, the Company had paid all debts known to exist to the unsecured creditors of the discontinued operation.

6. EARNINGS (LOSS) PER SHARE

The amounts used to compute the earnings per share for the three and nine months ended June 30, 2017 and 2016 are summarized below.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Income (loss) from continuing operations	$(1,867,148)	$1,077,225	$(941,030)	$1,565,846

Dividends on preferred stock	77,250	77,250	231,750	231,750

Income (loss) available to common shareholders-continuing operations	$(1,944,398)	$999,975	$(1,172,780)	$1,334,096

Weighted average shares outstanding	14,239,836	14,239,836	14,239,836	14,239,836

Weighted average shares outstanding-diluted	14,239,836	17,673,169	14,239,836	17,673,169

Earnings (loss) per share from continuing operations available to common shareholders	$(0.137)	$0.070	$(0.082)	$0.094

Earnings (loss) per share from continuing operations available to common shareholders-diluted	$(0.137)	$0.057	$(0.082)	$0.075

Income from discontinued operations	$-	$-	$-	$-

Weighted average shares outstanding	14,239,836	14,239,836	14,239,836	14,239,836

Weighted average shares outstanding-diluted	14,239,836	14,239,836	14,239,836	14,239,836

Earnings per share from discontinued operations	$-	$-	$-	$-

Earnings per share from discontinued operations-diluted	$-	$-	$-	$-

Net income (loss)	$(1,867,148)	$1,077,225	$(941,030)	$1,565,846

Dividends on preferred stock	77,250	77,250	231,750	231,750

Net income (loss) available to common shareholders	$(1,944,398)	$999,975	$(1,172,780)	$1,334,096

Earnings (loss) per share available to common shareholders	$(0.137)	$0.070	$(0.082)	$0.094

Earnings (loss) per share available to common shareholders-diluted	$(0.137)	$0.057	$(0.082)	$0.075

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

Our consolidated operating revenues for the three months ended June 30, 2017 were $35.7 million of which 61.8% was attributable to gas & petroleum contract work, 32.6% to electrical and mechanical contract services and 5.6% to water and sewer contract installations and other ancillary services. The Company had consolidated operating revenues of $43.4 million for the three months ended June 30, 2016, of which 60.2% was attributable to gas & petroleum contract work, 32.2% to electrical and mechanical contract services, and 7.6% to water and sewer contract installations and other ancillary services.

Our consolidated operating revenues for the nine months ended June 30, 2017 were $98.6 million of which 55.6% was attributable to gas & petroleum contract work, 37.8% to electrical and mechanical contract services and 6.6% to water and sewer contract installations and other ancillary services. The Company had consolidated operating revenues of $105.8 million for the nine months ended June 30, 2016, of which 49.2% was attributable to gas & petroleum contract work, 41.0% to electrical and mechanical contract services, and 9.8% to water and sewer contract installations and other ancillary services.

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

On September 16, 2015, the Company entered into a $2.5 million Non-Revolving Note agreement with United Bank, Inc. This six-year agreement gave the Company access to a $2.5 million line of credit (“Equipment Line of Credit”), specifically for the purchase of equipment, for the period of one year with an interest rate of 5.0%. After the first year, all borrowings against the Equipment Line of Credit were converted to a five-year term note agreement with an interest rate of 5.0%. As of June 30, 2017, the Company had borrowed $2.46 million against this line of credit and made principal payments of $331,000.

On March 21, 2017, the Company entered into a financing agreement (“Operating Line of Credit (2017)”) with United Bank, Inc. to provide the Company with a $15.0 million revolving line of credit. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%. The effective date of this agreement was February 27, 2017 and it replaced the $15.0 million revolving line of credit (“Operating Line of Credit (2016)”) entered into with United Bank, Inc. effective February 27, 2016. The Company had borrowed $6.0 million against the Operating Line of Credit (2016) as of September 30, 2016, and repaid $4.5 million for an outstanding balance of $1.5 million at December 31, 2016. The Company repaid the remaining $1.5 million on the Operating Line of Credit (2016) subsequent to December 31, 2016, and borrowed $10.0 million against the Operating Line of Credit (2017) as of June 30, 2017.

Third Quarter Overview

The following is an overview of results from operations for the three and nine months ended June 30, 2017 and 2016.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Continuing Operations

Revenue	$35,686,215	$43,370,975	$98,554,692	$105,750,087
Cost of revenues	37,124,756	39,391,420	93,796,294	96,436,182
Gross (loss) profit	(1,438,541)	3,979,555	4,758,398	9,313,905
Selling & administrative expenses	1,600,454	1,588,076	5,735,342	5,646,252
Income (loss) from operations	(3,038,995)	2,391,479	(976,944)	3,667,653
Other expense	(152,040)	(228,713)	(569,384)	(571,175)
Income (loss) before tax	(3,191,035)	2,162,766	(1,546,328)	3,096,478
Income tax expense (benefit)	(1,323,887)	1,085,541	(605,298)	1,530,632
Net income (loss) from continuing operations	(1,867,148)	1,077,225	(941,030)	1,565,846
Dividends on preferred stock	77,250	77,250	231,750	231,750
Net income (loss) from continuing operations available to common shareholders	$(1,944,398)	$999,975	$(1,172,780)	$1,334,096

Discontinued Operations

Revenue	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-
Selling & administrative expenses	-	-	-	-
Income from operations	-	-	-	-
Other expense	-	-	-	-
Income before income tax	-	-	-	-
Income tax benefit	-	-	-	-
Net income from discontinued operations	$-	$-	$-	$-

Results of Operations for the Three and Nine Months Ended June 30, 2017 Compared to the Three and Nine Months Ended June 30, 2016

Revenues. Total revenues from continuing operations decreased by $7.7 million or 17.7% to $35.7 million for the three months ended June 30, 2017 from $43.4 million for the same period in 2016. The decrease was primarily attributable to a $4.1 million revenue decrease in petroleum and gas work, a $2.3 million decrease in electrical and mechanical services, and a $1.3 million decrease in water and sewer projects and other ancillary services. Please see “Third Quarter Projects with Losses” below. The Company had no revenue from discontinued operations for the three months ended June 30, 2017 and 2016.

Total revenues from continuing operations decreased by $7.2 million or 6.8% to $98.6 million for the nine months ended June 30, 2017 from $105.8 million for the same period in 2016. The decrease was primarily attributable to a $6.1 million revenue decrease in electrical and mechanical services, a $4.0 million decrease in water and sewer projects and other ancillary services, partially offset by a $2.9 million increase in petroleum and gas work. The Company had no revenue from discontinued operations for the nine months ended June 30, 2017 and 2016.

Cost of Revenues. Total cost of revenues from continuing operations decreased by $2.3 million or 5.8% to $37.1 million for the three months ended June 30, 2017 from $39.4 million for the same period in 2016. The decrease was primarily attributable to a $2.2 million cost decrease in electrical and mechanical services, and a $1.5 million cost decrease in water and sewer projects and other ancillary services, and a $200,000 cost decrease in equipment and tool shop operations not allocated to projects, partially offset by a $1.6 million cost increase in petroleum and gas work. Please see “Third Quarter Projects with Losses” below. There was no cost of revenues from discontinued operations for the three months ended June 30, 2017 and 2016.

Total cost of revenues from continuing operations decreased by $2.6 million or 2.7% to $93.8 million for the nine months ended June 30, 2017 from $96.4 million for the same period in 2016. The decrease was primarily attributable to a $6.2 million cost decrease in electrical and mechanical services, a $3.3 million cost decrease in water and sewer projects and other ancillary services, and a $600,000 cost decrease in equipment and tool shop operations not allocated to projects, partially offset by a $7.5 million cost increase in petroleum and gas work. There was no cost of revenues from discontinued operations for the nine months ended June 30, 2017 and 2016.

Gross Profit (Loss). Total gross profit from continuing operations decreased by $5.4 million or 136.1% to a gross loss of $1.4 million for the three months ended June 30, 2017, from a gross profit of $4.0 million for the same period in 2016. The decrease was primarily attributable to a $5.6 million gross profit decrease in petroleum and gas work, and a $200,000 gross profit decrease in electrical and mechanical services, partially offset by a $200,000 gross profit increase in equipment and tool shop operations not allocated to projects, and a $200,000 gross profit increase in water and sewer projects and other ancillary services. Please see “Third Quarter Projects with Losses” below. There were no gross profits from discontinued operations for the three months ended June 30, 2017 and 2016.

Total gross profit from continuing operations decreased by $4.5 million or 48.9% to $4.8 million for the nine months ended June 30, 2017, from $9.3 million for the same period in 2016. The decrease was primarily attributable to a $4.6 million gross profit decrease in petroleum and gas work, and a $600,000 gross profit decrease in water and sewer and other ancillary services, partially offset by a $600,000 gross profit increase in equipment and tool shop operations costs not allocated to projects, and a $100,000 gross profit increase in electrical and mechanical services. There were no gross profits from discontinued operations for the nine months ended June 30, 2017 and 2016.

Selling and administrative expenses. Total selling and administrative expenses from continuing operations increased by $12,000 or 0.8% to $1.6 million for the three months ended June 30, 2017, as compared to the same period in 2016. There were no selling and administrative expenses for discontinued operations for the three months ended June 30, 2017 and 2016.

Total selling and administrative expenses from continuing operations increased by $89,000 or 1.6% to $5.7 million for the nine months ended June 30, 2017, as compared to the same period in 2016. There were no selling and administrative expenses for discontinued operations for the nine months ended June 30, 2017 and 2016. The Company believes that any ongoing costs associated with closing discontinued operations will be immaterial.

Interest Expense. Interest expense decreased by $21,000 or 10.2% to $184,000 for the three months ended June 30, 2017 from $205,000 for the same period in 2016. Interest expense decreased by $78,000 or 12.3% to $558,000 for the nine months ended June 30, 2017 from $636,000 for the same period in 2016.

Net Income (Loss). Loss from continuing operations before income tax benefit was $3.2 million for the three months ended June 30, 2017, compared to income from continuing operations before income taxes of $2.2 million for the same period in 2016. Please see “Third Quarter Projects with Losses” below. There was no income from discontinued operations for the three months ended June 30, 2017 and 2016. Loss from continuing operations before income tax benefit was $1.5 million for the nine months ended June 30, 2017, compared to income from continuing operations before income taxes of $3.1 million for the same period in 2016. The decrease in net income before income taxes was due to the items mentioned above. There was no income from discontinued operations for the nine months ended June 30, 2017 and 2016.

Income tax benefit for the three months ended June 30, 2017 was $1.3 million compared to income tax expense of $1.1 million for the same period in 2016. The income tax benefit was due to the loss from continuing operations before income taxes. The effective income tax rate for the three months ended June 30, 2017 was 41.5%, as compared to 50.2% for the same period in 2016. Income tax benefit for the nine months ended June 30, 2017 was $605,000 compared to income tax expense of $1.5 million for the same period in 2016. The income tax benefit was due to the decrease in income from continuing operations before income taxes. The effective income tax rate for the nine months ended June 30, 2017 was 39.1%, as compared to 49.4% for the same period in 2016. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income and non-deductible expenses.

Accrued dividends on preferred stock for the three months ended June 30, 2017 and 2016 were $77,250. Accrued dividends on preferred stock for the nine months ended June 30, 2017 and 2016 were $231,750.

Net loss available to common shareholders for the three months ended June 30, 2017 was $1.9 million, or $0.137 per share, as compared to a net income available to common shareholders of $1.0 million or $0.070 per share, for the same period in 2016. Net loss available to common shareholders for the nine months ended June 30, 2017 was $1.2 million, or $0.082 per share, as compared to a net income available to common shareholders of $1.3 million, or $0.094 per share, for the same period in 2016.

Third Quarter Projects with Losses

The Company has two pipeline projects (“Project A” and “Project B”), both started in April 2017, that have recognized an estimated $5.8 million combined loss at June 30, 2017. The Company believes the total amount of expected loss has been recorded at June 30, 2017.

Project A had an estimated contract value of $9.5 million to install 19,000 feet of 24” pipe, 3,400 feet of 16” pipe, and 600 feet of 8” pipe. At June 30, 2017, the Company had recognized a $3.3 million loss on this project. Project B had an estimated contract value of $4.5 million to install 14,600 feet of 16” steel pipe. At June 30, 2017, the Company had recognized a $2.5 million loss on this project. Losses on both projects are primarily due to daily production significantly below historical results. The inefficient production was due to a shortage of qualified labor during an extremely busy time in the pipeline industry and more inclement weather than was estimated for the projects. This led to greater labor expense and longer project schedules than was estimated on the projects. These projects will be substantially completed during the fourth quarter of fiscal year 2017 with final cleanup scheduled for February 2018.

A summary of the projects for the three months ended June 30, 2017 is below:

	Earned	Cost of	Gross
	Revenue	Revenues	Loss
Project A	$1,986,986	$5,246,336	$(3,259,350)

Project B	1,788,448	4,257,789	(2,469,341)

Total	$3,775,434	$9,504,125	$(5,728,691)

Comparison of Financial Condition at June 30, 2017 and September 30, 2016

The Company had total assets of $57.0 million at June 30, 2017, an increase of $600,000 from the prior fiscal year end balance of $56.4 million. The Company had net fixed assets of $18.2 million at June 30, 2017, an increase of $5.5 million from prior fiscal year end balance of $12.7 million. This increase was due to equipment purchases of $7.9 million, partially offset by depreciation of $2.3 million. Prepaid expenses and other was $4.8 million at June 30, 2017, an increase of $2.3 million from the prior fiscal year end balance of $2.5 million. This increase was primarily the result of prepaid insurance premiums financed by the Company. Cash and cash equivalents totaled $4.0 million at June 30, 2017, an increase of $220,000 from the prior fiscal year end balance of $3.8 million. Accounts receivable, which totaled $17.3 million at June 30, 2017, decreased by $6.8 million from the prior fiscal year end balance of $24.1 million. The decrease in accounts receivable was due to a decrease in revenue for the three and nine months ended June 30, 2017 compared to the same periods in 2016. Estimated earnings in excess of billings on uncompleted contracts totaled $4.9 million at June 30, 2017, a decrease of $1.1 million from the prior fiscal year end balance of $6.0 million. Retainages receivable totaled $5.7 million at June 30, 2017, a decrease of $100,000 from the prior fiscal year end balance of $5.8 million. The majority of the retainages receivable is expected to be collected in the Company’s fourth quarter of fiscal year 2017.

The Company had total liabilities of $36.3 million at June 30, 2017, an increase of $2.5 million from the prior fiscal year end balance of $33.9 million. Lines of credit and short-term borrowings totaled $11.3 million at June 30, 2017, an increase of $5.1 million from the prior fiscal year end balance of $6.2 million. This increase was primarily due to additional borrowings against the Operating Line of Credit (2017), compared to the Operating Line of Credit (2016). Accounts payable and accrued expenses totaled $11.9 million at June 30, 2017, an increase of $1.0 million from the prior fiscal year end balance of $10.9 million. Current maturities of long-term debt totaled $3.2 million at June 30, 2017, an increase of $324,000 from the prior fiscal year end balance of $2.9 million. Long-term debt totaled $5.6 million at June 30, 2017, a decrease of $1.8 million from the prior fiscal year end balance of $7.4 million. The decrease in long-term debt was due to principal repayments on debt. The Company had no income taxes payable at June 30, 2017, a decrease of $1.1 million from the prior year end balance of $1.1 million. Billings in excess of costs and estimated earning on uncompleted contracts was $2.5 million at June 30, 2017, a decrease of $887,000 from the prior fiscal year balance of $3.4 million.

Shareholders’ equity was $20.7 million at June 30, 2017, a decrease of $1.9 million from the prior fiscal year end balance of $22.5 million. This decrease was due to the net loss available to common shareholders of $1.2 million for the nine months ended June 30, 2017 in addition to $696,000 in dividend payments to common shareholders.

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

This modification applied as of June 30, 2014, as well as for future periods.  The Company was in compliance with, or received a waiver for, all loan covenants at June 30, 2017.

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

Also on September 16, 2015, the Company entered into a $2.5 million Non-Revolving Note agreement with United Bank, Inc. This six-year agreement gave the Company access to a $2.5 million line of credit (“Equipment Line of Credit”), specifically for the purchase of equipment, for the period of one year with an interest rate of 5.0%. After the first year, all borrowings against the Equipment Line of Credit were converted to a five-year term note agreement with an interest rate of 5.0%. This agreement is subject to the terms of the January 31, 2014 Term Note agreement discussed above. At June 30, 2017, the Company had borrowed $2.46 million against this line of credit and made principal payments of $331,000.

On November 13, 2015, the Company entered into a 10-year $1.1 million loan agreement with United Bank, Inc. to purchase the fabrication shop and property Nitro Electric had previously been leasing for $12,900 each month. The interest rate on the new loan agreement is 4.25% with monthly payments of $11,500.

On June 28, 2017, the Company entered into a 5-year $5.0 million loan agreement with United Bank, Inc. which gave the Company access to a $5.0 million line of credit (“Equipment Line of Credit (2017)”) specifically for the purchase of construction equipment. Under this agreement, the Company has three months, until September 28, 2017, to purchase equipment using the line of credit. After the initial three months, all borrowings against the Equipment Line of Credit (2017) will be converted to a 47-month term note agreement with an interest rate of 4.99%. This agreement is subject to the terms of the January 31, 2014 Term Note agreement discussed above. At June 30, 2017, the Company had not borrowed against this line of credit.

Operating Line of Credit

On March 21, 2017, the Company entered into a financing agreement (“Operating Line of Credit (2017)”) with United Bank, Inc. to provide the Company with a $15.0 million revolving line of credit. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%. The effective date of this agreement was February 27, 2017 and it replaced the $15.0 million revolving line of credit (“Operating Line of Credit (2016)”) entered into with United Bank, Inc. effective February 27, 2016. The Company had borrowed $6.0 million against the Operating Line of Credit (2016) as of September 30, 2016, and repaid $4.5 million for an outstanding balance of $1.5 million at December 31, 2016. The Company repaid the remaining $1.5 million on the Operating Line of Credit (2016) subsequent to December 31, 2016, and borrowed $10.0 million against the Operating Line of Credit (2017) as of June 30, 2017.

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

The Company was in compliance with, or received a waiver for, all covenants and additional requirements for the $15.0 million Operating Line of Credit (2017) at June 30, 2017.

Off-Balance Sheet Arrangements

Due to the nature of our industry, we often enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Though for the most part not material in nature, some of these are:

Leases

Our work often requires us to lease various facilities, equipment and vehicles. These leases usually are short-term in nature, with duration of one year or less, though at times we may enter into longer term leases when warranted. By leasing equipment, vehicles and facilities, we are able to reduce our capital outlay requirements for equipment, vehicles and facilities that we may only need for short periods of time. As of June 30, 2017, the Company had operating lease commitments of $239,000 with various expiration dates through March 2020.

Letters of Credit

Certain of our customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors and vendors on various customer projects. At June 30, 2017, the Company did not have any letters of credit outstanding.

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

Depending upon the size and conditions of a particular contract, the Company may be required to post letters of credit or other collateral in favor of the insurer. Posting of these letters or other collateral will reduce our borrowing capabilities. The Company does not anticipate any claims against outstanding performance bonds in the foreseeable future. At June 30, 2017, the Company had $10.7 million in performance bonds outstanding.

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

The Company had three customers that exceeded 10.0% of revenues for the nine months ended June 30, 2017. These three customers, Marathon Petroleum, Columbia Gas Distribution, and EQT, represented 17.3%, 14.4%, and 10.4% of revenues, respectively at June 30, 2017. The Company had two customers, Rice Energy and Columbia Gas Distribution, which represented 16.1% and 15.4% of receivables net of retention, respectively, at June 30, 2017. The Company had two customers that exceeded 10.0% of revenues for the nine months ended June 30, 2016. These two customers, EQT and Marathon Petroleum, represented 14.2% and 13.1%, respectively, of revenues at June 30, 2016. Two customers accounted for more than 10% of receivables net of retention at June 30, 2016. These customers, Marathon Petroleum and Dow Chemical, represented 24.7%, and 10.3%, respectively, of receivables net of retention at June 30, 2016.

The Company’s consolidated operating revenues for the nine months ended June 30, 2017 were $98.6 million of which 55.6% was attributable to gas and petroleum contract work, 37.8% to electrical and mechanical contract services and 6.6% to water and sewer contract installations and other ancillary services. The Company’s consolidated operating revenues for the nine months ended June 30, 2016 were $105.8 million of which 49.2% was attributable to gas and petroleum contract work, 41.0% to electrical and mechanical contract services and 9.8% to water and sewer contract installations and other ancillary services.

Litigation

The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At June 30, 2017, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

On December 16, 2014, the Company’s Nitro Electric subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 each month. Mr. Douglas Reynolds, President of Energy Services, is a director and secretary of First Bank of Charleston. Mr. Nester Logan and Mr. Samuel Kapourales, directors of Energy Services, are also directors of First Bank of Charleston. The interest rate on the new loan agreement is 4.75% with monthly payments of $7,800. As of June 30, 2017, we have paid approximately $95,000 in principal and approximately $139,000 in interest since the beginning of the loan.

There were no new material related party transactions during the nine months ended June 30, 2017.

Inflation

Due to relatively low levels of inflation during the three and nine months ended June 30, 2017 and 2016, inflation did not have a significant effect on our results.

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

Self-Insurance. The Company carries workers’ compensation, general liability and automobile insurance through a captive insurance company. While the Company believes that this arrangement has been beneficial in reducing and stabilizing insurance costs, the Company does have to maintain a restricted cash account to guarantee payments of premiums. That restricted account had a balance of $1.9 million as of June 30, 2017, and is classified as “Prepaid expenses and other” on the Company’s Consolidated Balance Sheets. Should the Company experience severe losses over an extended period, it could have a detrimental effect on the Company, notwithstanding the captive insurance company.

Accounts Receivable and Provision for Doubtful Accounts. The Company provides an allowance for doubtful accounts when collection of an account is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates relating to factors such as a customer’s access to capital, the customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. While most of our customers are large well capitalized companies, should they experience material changes in their revenues and cash flows or incur other difficulties and become unable to pay the amounts owed, this could cause reduced cash flows and losses in excess of our current reserves. At June 30, 2017, management concluded that the allowance for doubtful accounts was adequate.

Outlook

The following statements are based on current expectations. These statements are forward looking, and actual results may differ materially.

The Company prepares weekly cash forecasts for our own benefit and for submission to our lenders. We anticipate that our current cash and the cash to be generated from collection of our receivables along with the existing Operating Line of Credit (2017) with United Bank, Inc. will be adequate to meet our cash needs for the Company’s 2017 fiscal year. The Company may borrow against the line of credit provided it meets certain borrowing base requirements, with $15.0 million being the maximum allowed. If the Company has borrowed more than the borrowing base allows, the Company must repay the excess borrowings to United Bank, Inc. As of June 30, 2017, the Company had borrowed $10.0 million against the Operating Line of Credit (2017). The Company does not expect the third quarter loss to affect access to the line of credit.

Currently, the Company is experiencing increased demand for its services due to the large amount of pipeline construction in the natural gas industry. However, the increased construction activity has made attracting and retaining skilled construction workers harder than in previous years. As the current labor shortage continues, the Company will need to adjust its current workforce and bid new work taking into consideration higher labor costs. The Company’s backlog at June 30, 2017 was $68.2 million. While adding new projects appears likely, no assurances can be given that the Company will be successful in bidding on projects that become available. Moreover, even if the Company obtains contracts, there can be no guarantee that the projects will go forward.

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

There has been no change in Energy Services of America Corporation’s internal control over financial reporting during Energy Services of America Corporation’s third quarter of fiscal year 2017 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At June 30, 2017, we do not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

ENERGY SERVICES OF AMERICA CORPORATION

Date: August 11, 2017	By:	/s/ Douglas V. Reynolds
Douglas V. Reynolds
Chief Executive Officer

Date: August 11, 2017	By:	/s/ Charles P. Crimmel
Charles P. Crimmel
Chief Financial Officer

