Form 10-K
period 2017-09-30
Energy Services of America CORP
filed 2017-12-15
CIK 1357971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended September 30, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and an “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price on March 31, 2017 was $ 14,848,780.

As of December 1, 2017, there were issued and outstanding 14,839,836 and 14,239,836, respectively, shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

Energy Services of America Corporation

Annual Report on Form 10-K

For the Fiscal Year Ended

September 30, 2017

Forward Looking Statements

Within Energy Services’ (as defined below) consolidated financial statements and this Annual Report on Form 10-K, there are included statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “may,” “will,” “should,” “could,” “expect,” “believe,” “intend” and other words of similar meaning.

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

Wholly owned subsidiary C.J. Hughes is a general contractor primarily engaged in pipeline construction for utility companies. C.J. Hughes operates primarily in the mid-Atlantic region of the United States. Contractors Rental Corporation (“Contractors Rental”), a wholly owned subsidiary of C.J. Hughes provides union building trade employees for projects managed by C.J. Hughes. Nitro Electric Company, Inc. (“Nitro Electric”), a wholly owned subsidiary of C. J. Hughes, is an electrical and mechanical contractor that provides its services to the power, chemical and automotive industries. Nitro Electric operates primarily in the mid-Atlantic region of the United States. Pinnacle Technical Solutions, Inc. (“Pinnacle”), a wholly owned subsidiary of Nitro Electric, operates as a data storage facility within Nitro Electric’s office building. Pinnacle is supported by Nitro Electric and has no employees of its own. All of the C.J. Hughes, Nitro Electric, and Contractors Rental production personnel are union members of various related construction trade unions and are subject to collective bargaining agreements that expire at varying time intervals. S.T. Pipeline engaged in the construction of natural gas pipelines for utility companies in various states, mostly in the mid-Atlantic area of the country. On May 14, 2013, the Company liquidated the operations of S.T. Pipeline and realized $1.9 million from the sale of assets. The financial position and results of operations of S.T. Pipeline have been presented as discontinued operations in the accompanying financial statements for all presented periods.

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

Our consolidated operating revenues for the year ended September 30, 2017 were $140.5 million of which 56.7% was attributable to gas & petroleum contract work, 37.4% to electrical and mechanical contract services and 5.9% to water and sewer contract installations and other ancillary services. The Company had consolidated operating revenues of $155.5 million for the year ended September 30, 2016, of which 53.2% was attributable to gas & petroleum contract work, 37.8% to electrical and mechanical contract services, and 9.0% to water and sewer contract installations and other ancillary services.

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

On September 16, 2015, the Company entered into a $2.5 million Non-Revolving Note agreement with United Bank, Inc. This six-year agreement gave the Company access to a $2.5 million line of credit (“Equipment Line of Credit”), specifically for the purchase of equipment, for the period of one year with an interest rate of 5.0%. After the first year, all borrowings against the Equipment Line of Credit were converted to a five-year term note agreement with an interest rate of 5.0%. As of September 30, 2017, the Company had borrowed $2.46 million against this line of credit and made principal payments of $444,000.

On March 21, 2017, the Company entered into a financing agreement (“Operating Line of Credit (2017)”) with United Bank, Inc. to provide the Company with a $15.0 million revolving line of credit. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%. The effective date of this agreement was February 27, 2017 and it replaced the $15.0 million revolving line of credit (“Operating Line of Credit (2016)”) entered into with United Bank, Inc. effective February 27, 2016. The Company had borrowed $6.0 million against the Operating Line of Credit (2016) as of September 30, 2016, and repaid $4.5 million for an outstanding balance of $1.5 million at December 31, 2016. The Company repaid the remaining $1.5 million on the Operating Line of Credit (2016) subsequent to December 31, 2016, and borrowed $9.1 million against the Operating Line of Credit (2017) as of September 30, 2017. Major items excluded from the borrowing base calculation are receivables from bonded jobs and retainage as well as all items greater than ninety (90) days old.

On June 28, 2017, the Company entered into a $5.0 million Non-Revolving Note agreement with United Bank, Inc. This five-year agreement gave the Company access to a $5.0 million line of credit (“Equipment Line of Credit 2017”), specifically for the purchase of equipment, for a period of three months with an interest rate of 4.99%. After three months, all borrowings against the Equipment Line of Credit 2017 were converted to a five-year term note agreement with an interest rate of 4.99%. As of September 30, 2017, the Company had borrowed $5.0 million against this line of credit and had made no principal payments.

Going Concern

Due to the improved financial position at September 30, 2014, the Company successfully resolved the factors that gave rise to Arnett Carbis Toothman’s decision to render its “Going Concern” opinion for the years ended September 30, 2013 and 2012. Key factors included: refinancing the bank debt and termination of the Forbearance Agreement, securing an operating line of credit, re-establishing an adequate bonding capacity, reducing corporate overhead, and increasing project profitability.

Backlog/New Business

The Company’s backlog represents contracts for services that have been entered into but which have not yet been completed. At September 30, 2017, Energy Services had a backlog of $62.5 million of work to be completed on existing contracts. At September 30, 2016, the Company had a backlog of $78.5 million. Due to the timing of Energy Services’ construction contracts and the long-term nature of some of our projects, portions of our backlog work may not be completed in the current fiscal year. Most of the Company’s projects can be completed in a short period of time, typically two to five months. Larger projects usually take seven to eighteen months to be completed. As a general rule, work starts shortly after the signing of the contract.

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

Employees

As of September 30, 2017, the Company had approximately 648 employees including management, with approximately 85 of those employees being full-time. A number of the Company’s employees are represented by trade unions represented by various collective bargaining units.

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

Our business relies heavily on having lines of credit in place to fund the various projects we are working on. Should funding not be available, or on favorable terms, it could severely curtail our operations and the ability to generate profits. Energy Services maintains a banking relationship with two regional banks and has lines of credit and borrowing facilities with these institutions. The Company currently has a $15.0 million Operating Line of Credit (2017), of which $9.1 million was outstanding at September 30, 2017. The Company believes this line of credit will provide sufficient operating capital for future projects, but the Company cannot guarantee it will always have access to this line of credit in the future depending on the Company’s financial performance.

We have sold Units, each consisting of one share of 6.0% Convertible Perpetual Preferred Stock, Series A and 2,500 shares of Common Stock. If the Preferred Stock is converted to Common Stock, shareholders may experience dilution of their ownership interest.

As of September 30, 2013, the Company sold 140 units in a private placement to accredited investors, with an additional 10 units sold during the fiscal year ended September 30, 2014 for a total of 150 units. As a result of the private placement, an additional 375,000 shares of common stock were outstanding as of September 30, 2017. The Company also issued 56 shares of Preferred Stock to Marshall Reynolds, Chairman of the Board of Directors, in exchange for a debt forgiveness of $1.4 million. Mr. Reynolds did not receive any shares of Common Stock in this transaction. In addition, if the Company elects to allow the holders of the Preferred Stock to choose to convert their Preferred Stock into shares of common stock we would issue an additional 3,433,333 shares of Common Stock, which will result in shareholders experiencing a dilution in their ownership interest.

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

Revenue and cost estimates on projects may differ from actual results.

The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. While the Company believes losses on significant projects have been recorded at September 30, 2017, there can be no assurance that actual results will not differ from those estimates.

Changes in tax regulations could adversely affect income tax benefits.

With potential changes to tax regulations in 2017, the Company’s estimated income tax benefit and net operating loss carryforward could differ from actual results.

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

ITEM 3.          Legal Proceedings

At September 30, 2017, the Company was not involved in any legal proceedings other than in the ordinary course of business. The outcome of any proceedings would not be material to our financial condition or results of operations.

ITEM 4.          Mine Safety Disclosures

None.

PART II

ITEM 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s stock is quoted under the symbol “ESOA” and transactions in the stock are reported on the OTC QB marketplace.

The following table sets forth the range of high and low sales prices for common stock during each of the last two fiscal years and is based on information provided by OTC QB. The high and low “bid price”, as required to be disclosed by Regulation S-K, was not available for certain periods because either these were not two-sided quotes by market makers or there was only one market maker with a two-sided quote. Over the counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Common Stock

Fiscal 2016	High	Low	Dividends
Quarter ended December 31, 2015	$1.40	$1.02	$	__
Quarter ended March 31, 2016	1.90	1.15		__
Quarter ended June 30, 2016	1.70	1.25		0.05
Quarter ended September 30, 2016	1.62	1.30		__

Fiscal 2017	High	Low	Dividends
Quarter ended December 31, 2016	$1.60	$1.25	$	__
Quarter ended March 31, 2017	1.92	1.33		__
Quarter ended June 30, 2017	1.79	1.55		0.05
Quarter ended September 30, 2017	1.77	0.94		__

As of September 30, 2017, there were 26 holders of record of our common stock. Certain shares of the Company’s common stock are held in “nominee” or “street” name and accordingly the number of beneficial owners of common stock is not included in the number of record holders.

There was a $0.05 special dividend paid on 13,922,336 common shares during fiscal year 2017 for a total of $696,117. The dividend payment did not include 317,500 common shares that are part of preferred units. There was a $0.05 special dividend paid on 13,907,340 common shares during fiscal year 2016 for a total of $695,367. The dividend payment did not include 332,496 common shares that are part of preferred units. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition and will be within the discretion of our board of directors.

The Company did not repurchase any shares of its common stock during the fourth fiscal quarter of 2017.

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

Materials versus Labor. Typically, materials supplied on projects have lower margins than labor. Accordingly, projects with a higher material cost in relation to the entire job will have a lower overall margin.

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

Results of Operations for the Year Ended September 30, 2017 Compared to the Year Ended September 30, 2016

Revenues. Revenues on continuing operations decreased by $15.0 million or 9.6% to $140.5 million for the year ended September 30, 2017 from $155.5 million for the year ended September 30, 2016. The decrease was primarily attributable to a $6.2 million revenue decrease in electrical and mechanical services, a $5.7 million revenue decrease in water and sewer projects and other ancillary services, and a $3.1 million revenue decrease in petroleum and gas work. Schedule delays on two major projects, please see “Major Projects with Losses” below, prevented the Company from securing additional work during the fourth quarter of fiscal year 2017. There were no revenues from discontinued operations for fiscal years 2017 and 2016.

Cost of Revenues. Cost of revenues on continuing operations decreased by $8.6 million or 6.1% to $132.7 million for the year ended September 30, 2017 from $141.3 million for the year ended September 30, 2016. The decrease was primarily attributable to a $6.4 million cost decrease in electrical and mechanical services, a $4.4 million cost decrease in water and sewer and other ancillary services, and a $500,000 cost decrease in equipment and tool shop operations not allocated to projects, partially offset by a $2.7 million cost increase in petroleum and gas work. There was no cost of revenues from discontinued operations for fiscal years 2017 and 2016.

Gross Profit. Gross profits on continuing operations decreased by $6.4 million or 45.2% to $7.8 million for the year ended September 30, 2017 from $14.2 million for the year ended September 30, 2016. The decrease was primarily attributable to a $5.8 million gross profit decrease in petroleum and gas work, and a $1.3 million gross profit decrease in water and sewer and other ancillary services, partially offset by a $500,000 gross profit increase in equipment and tool shop operations not allocated to projects and a $200,000 gross profit increase in electrical and mechanical services. The gross profit percentage was 5.5% for the year ended September 30, 2017 and 9.1% for the year ended September 30, 2016. Please see “Major Projects with Losses” below for further details. There was no gross profit on discontinued operations for fiscal years 2017 and 2016.

Selling and administrative expenses. Selling and administrative expenses on continuing operations increased by $100,000 or 1.5% to $7.4 million for the year ended September 30, 2017 from $7.3 million for the year ended September 30, 2016. The increase was primarily due to additional salary and burden expense needed to bid and manage projects. There was no selling and administrative expense on discontinued operations for fiscal years 2017 and 2016.

Income from operations. Income from operations decreased by $6.5 million or 94.5% to $400,000 for the year ended September 30, 2017 from $6.9 million for the year ended September 30, 2016. The decrease was primarily due to the items mentioned above. Please see “Major Projects with Losses” below for further details. There was no income from discontinued operations for fiscal years 2017 and 2016.

Interest Expense. Interest expense decreased by $42,000 or 4.8% to $833,000 for the year ended September 30, 2017 from $875,000 for the year ended September 30, 2016. This decrease was primarily due to an increased amount of debt payments applied to principal rather than interest.

Net Income (loss). Loss from continuing operations before income tax benefit was $468,000 for fiscal year 2017, compared to income from continuing operations before income tax expense of $6.1 million for fiscal year 2016. Please see “Major Projects with Losses” below for further details on the reason for the net loss for 2017. There was no income from discontinued operations for fiscal years 2017 and 2016.

Income tax benefit for fiscal year 2017 was $80,000 compared to income tax expense of $2.9 million for fiscal year 2016. The effective tax benefit rate for fiscal year 2017 was 17.2% as compared to an effective tax expense rate of 47.2% for fiscal year 2016. The income tax benefit in fiscal year 2017 was due to the loss from continuing operations before income taxes. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income and non-deductible expenses.

Accrued dividends on preferred stock for fiscal years ended September 30, 2017 and 2016 were $309,000.

The net loss available to common shareholders was $700,000 for the year ended September 30, 2017 compared to net income available to common shareholders of $2.9 million for the year ended September 30, 2016.

Major Projects with Losses

The Company has two pipeline projects (“Project A” and “Project B”), both started in April 2017, that have recognized an estimated combined loss of $5.0 million at September 30, 2017. The Company believes the total amount of expected loss has been recorded at September 30, 2017.

Project A had an estimated contract value of $9.5 million to install 19,000 feet of 24” pipe, 3,400 feet of 16” pipe, and 600 feet of 8” pipe. At September 30, 2017, the Company had recognized a $3.1 million loss on this project. Project B had an estimated contract value of $4.5 million to install 14,600 feet of 16” steel pipe. At September 30, 2017, the Company had recognized a $1.9 million loss on this project. Losses on both projects are primarily due to daily production significantly below historical results. The inefficient production was due to a shortage of qualified labor during an extremely busy time in the pipeline industry and more inclement weather than was estimated for the projects. This led to greater labor expense and longer project schedules than was estimated on the projects. A summary of the projects is below:

	Earned	Cost of	Gross
	Revenue	Revenues	Loss

Three Months Ended September 30, 2017

Project A	$6,442,852	$6,261,202	$181,650
Project B	3,266,086	2,674,098	591,988
Total	$9,708,938	$8,935,300	$773,638

Fiscal Year 2017

Project A	$8,429,838	$11,507,538	$(3,077,700)
Project B	5,054,534	6,931,887	(1,877,353)
Total	$13,484,372	$18,439,425	$(4,955,053)

Comparison of Financial Condition at September 30, 2017 Compared to September 30, 2016.

The Company had total assets of $58.7 million at September 30, 2017, an increase of $2.3 million from the prior fiscal year end balance of $56.4 million. Net fixed assets totaled $19.2 million at September 30, 2017, an increase of $6.5 million from the prior fiscal year end balance of $12.7 million. The increase was primarily due to $9.8 million of fixed asset acquisitions, partially offset by $3.2 million in depreciation expense. Prepaid expenses and other totaled $4.0 million at September 30, 2017, an increase of $1.5 million from the prior year end balance of $2.5 million. This increase was primarily due to $900,000 in estimated income tax payments for which the Company will request a refund due to the taxable loss for fiscal year 2017. Combined, accounts receivable and retainages receivable totaled $26.9 million, a decreased of $3.0 million from the combined prior year end balance of $29.9 million. This decrease was primarily due to lower revenue and project billings for the year ended September 30, 2017 compared to 2016. Cash and cash equivalents totaled $1.6 million, a decreased of $2.2 million from the prior year end balance of $3.8 million. The decrease was primarily related to the loss from continuing operations available to common shareholders and a $2.8 million cash investment in fixed assets. Estimated earnings in excess of billings totaled $5.4 million at September 30, 2017, a decrease of $600,000 from the prior year end balance of $6.0 million. This decrease was due to lower revenue for the last quarter of fiscal year 2017 compared to 2016.

Liabilities totaled $37.6 million at September 30, 2017, an increase of $3.7 million from the prior year end balance of $33.9 million. Combined, current maturities of long-term debt and long-term debt totaled $14.3 million at September 30, 2017, an increase of $4.0 million from the prior year end balance of $10.3 million. This increase was primarily due to $7.0 million in financed equipment offset by $3.0 million in principal payments on long-term debt. Lines of credit and short-term borrowings totaled $9.4 million at September 30, 2017, an increase of $3.2 million from the prior year end balance of $6.2 million. This increase was due to increased borrowing against the Company’s operating line of credit. Accounts payable totaled $5.5 million as of September 30, 2017, an increase of $500,000 from the prior year end balance of $5.0 million. This increase was due to the timing of payments to material and equipment providers. Accrued expenses and other accrued liabilities totaled $4.3 million at September 30, 2017, a decrease of $1.6 million from the prior year end balance of $5.9 million. This decrease was primarily due to lower labor and burden expenses incurred towards the end of fiscal year 2017 compared to 2016. Billings in excess of costs and estimated earnings totaled $2.2 million, a decrease of $1.2 million from the prior year end balance of $3.4 million. This decrease was primarily due to a lower number of overbillings when comparing the billed revenue and percentage of cost completed on construction projects in 2017 as compared to 2016. There was no income tax payable at September 30, 2017, a decrease of $1.1 million from the prior year end balance of $1.1 million. This decrease was due to the taxable loss in fiscal year 2017 compared to the taxable income in fiscal year 2016.

Shareholders’ equity totaled $21.1 million at September 30, 2017, a decrease of $1.4 million from the prior year end balance of $22.5 million. This decrease was primarily due to the $700,000 net loss available to common shareholders generated by the Company in fiscal year 2017 and $696,000 in dividends paid on common stock.

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

Under the terms of the financing agreement reached January 31, 2014, the Company must meet the following loan covenants:

1.	Minimum tangible net worth of $10.0 million to be measured quarterly
2.	Minimum traditional debt service coverage of 1.50x to be measured quarterly on a rolling twelve- month basis
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

Also on September 16, 2015, the Company entered into a $2.5 million Non-Revolving Note agreement with United Bank, Inc. This six-year agreement gave the Company access to a $2.5 million line of credit (“Equipment Line of Credit”), specifically for the purchase of equipment, for the period of one year with an interest rate of 5.0%. After the first year, all borrowings against the Equipment Line of Credit will be converted to a five-year term note agreement with an interest rate of 5.0%. This agreement is subject to the terms of the January 31, 2014 Term Note agreement discussed above. At September 30, 2017, the Company had borrowed $2.46 million against this line of credit and made principal payments of $444,000.

On November 13, 2015, the Company entered into a 10-year $1.1 million loan agreement with United Bank, Inc. to purchase the fabrication shop and property Nitro Electric had previously been leasing for $12,900 monthly. The interest rate on the new loan agreement is 5.0% with monthly payments of $11,500.

On June 28, 2017, the Company entered into a $5.0 million Non-Revolving Note agreement with United Bank, Inc. This five-year agreement gave the Company access to a $5.0 million line of credit (“Equipment Line of Credit 2017”), specifically for the purchase of equipment, for a period of three months with an interest rate of 4.99%. After three months, all borrowings against the Equipment Line of Credit 2017 were converted to a five-year term note agreement with an interest rate of 4.99%. As of September 30, 2017, the Company had borrowed $5.0 million against this line of credit and had made no principal payments.

As of September 30, 2017, the Company had $1.7 million in cash and working capital of $12.0 million. The maturities of long-term and short-term debt, which includes line of credit borrowings, term notes payable to banks, and notes payable on various equipment purchases, were as follows:

2018	$13,995,886
2019	3,156,779
2020	2,252,257
2021	1,752,731
2022	1,270,773
Thereafter	1,269,943
$23,698,369

Operating Line of Credit

On March 21, 2017, the Company entered into a financing agreement (“Operating Line of Credit (2017)”) with United Bank, Inc. to provide the Company with a $15.0 million revolving line of credit. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%. The effective date of this agreement was February 27, 2017 and it replaced the $15.0 million revolving line of credit (“Operating Line of Credit (2016)”) entered into with United Bank, Inc. effective February 27, 2016. The Company had borrowed $6.0 million against the Operating Line of Credit (2016) as of September 30, 2016, and repaid $4.5 million for an outstanding balance of $1.5 million at December 31, 2016. The Company repaid the remaining $1.5 million on the Operating Line of Credit (2016) subsequent to December 31, 2016, and borrowed $9.1 million against the Operating Line of Credit (2017) as of September 30, 2017.

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

Under the terms of the agreement, the Company must meet the following loan covenants to access the first $12.5 million:

1.	Minimum tangible net worth of $17.0 million to be measured quarterly
2.	Minimum traditional debt service coverage of 1.50x to be measured quarterly on a rolling twelve- month basis
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

The Company was in compliance with or has obtained a waiver for all covenants and additional requirements for the $15.0 million Operating Line of Credit (2017) at September 30, 2017.

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

Letters of Credit

Certain of our customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors, vendors, etc. on various customer projects. At September 30, 2017, the Company did not have any outstanding letters of credit.

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

Depending upon the size and conditions of a particular contract, the Company may be required to post letters of credit or other collateral in favor of the insurer. Posting of these letters or other collateral will reduce our borrowing capabilities. The Company does not anticipate any claims in the foreseeable future. At September 30, 2017, the Company had $11.0 million in performance bonds outstanding.

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

The Company had two customers that exceeded 10.0% of revenues for the year ended September 30, 2017. The two customers, Marathon Petroleum and Columbia Gas Distribution, represented 15.1% and 14.6% of revenues and 15.8% and 12.1% of receivables net of retention, respectively. The Company had two customers that exceeded 10.0% of revenues for the year ended September 30, 2016. These two customers, Marathon Petroleum and EQT, represented 18.2% and 17.6% of revenues and 40.6% and 11.3% of receivables net of retention, respectively.

The Company’s consolidated operating revenues for the year ended September 30, 2017 were $140.5 million of which 56.7% was attributable to gas and petroleum contract work, 37.4% to electrical and mechanical contract services and 5.9% to water and sewer contract installations and other ancillary services. The Company’s consolidated operating revenues for the year ended September 30, 2016 were $155.5 million of which 53.2% was attributable to gas and petroleum contract work, 37.8% to electrical and mechanical contract services and 9.0% to water and sewer contract installations and other ancillary services.

Litigation

The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At September 30, 2017, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

Related Party Transactions

In the normal course of business, the Company enters into transactions from time to time with related parties. These transactions typically would not be material in nature and would usually relate to real estate, vehicle or equipment rentals.

Inflation

Due to relatively low levels of inflation during the years ended September 30, 2017 and 2016, inflation did not have a significant effect on our results.

New Accounting Pronouncements

In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 for all entities by one year. In June 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers“ (“ASU 2014-09”).  ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606 Revenue from Contracts with Customers. With the amendments in ASU 2015-14, ASU 2014-09 will be effective for the Company beginning after December 15, 2017, including interim periods. In September 2017, the FASB issued ASU 2017-13 which amends the early adoption date option for certain companies related to the adoption of ASU 2014-09. The Company expects that the adoption of ASU 2014-09 will not have a material impact on its financial statements or disclosure.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 is effective for public business entities for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years. Among other things, lessees will be required to recognize the following for all leases (except for short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company expects that the adoption of ASU 2016-02 will not have a material impact on its financial statements or disclosure.

In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”. The effective date of ASU 2016-20 is the same date that Topic 606 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The amendments in ASU 2016-20 affect narrow aspects of the guidance issued in ASU 2014-09 including Loan Guarantee Fees, Contract Costs, Provisions for Losses on Construction-Type and Production-Type Contracts, Disclosure of Remaining Performance Obligations, Disclosure of Prior Period Performance Obligations, Contract Modifications, Contract Asset vs. Receivable, Refund Liability, and Advertising Costs. The Company expects that the adoption of ASU 2016-20 will not have a material impact on its financial statements or disclosure.

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

Income Taxes

The Company and all subsidiaries file a consolidated federal and various state income tax returns on a fiscal year basis. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations for years ending prior to September 30, 2014.

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

Self-Insurance

The Company has its workers’ compensation, general liability and auto insurance through a captive insurance company. While the Company believes that this arrangement has been very beneficial in reducing and stabilizing insurance costs the Company does have to maintain a restricted cash account to guarantee payments of premiums. That restricted account had a balance of $1.9 million as of September 30, 2017. Should the captive insurance company experience severe losses over an extended period, it could have a detrimental effect on the Company.

Current and Non-Current Accounts Receivable and Provision for Doubtful Accounts

The Company provides an allowance for doubtful accounts when collection of an account is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates relating to, among others, our customers’ access to capital, our customers’ willingness or ability to pay, general economic conditions and the ongoing relationship with the customers. While most of our customers are large well capitalized companies, should they experience material changes in their revenues and cash flows or incur other difficulties and not be able to pay the amounts owed, this could cause reduced cash flows and losses in excess of our current reserves. At September 30, 2017, the management review deemed that the allowance for doubtful accounts was adequate.

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

Management has used the framework set forth in the report entitled “Internal Control–Integrated Framework 2013” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has not identified any material weakness in the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year.

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

(c) Changes in Internal Controls Over Financial Reporting

There has been no change in Energy Services of America Corporation’s internal control over financial reporting during Energy Services of America Corporation’s fourth quarter of fiscal year 2017 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

ITEM 9B.          Other Information

None.

PART III

ITEM 10.          Directors, Executive Officers and Corporate Governance

The principal occupation during the past five years of each director and executive officer is set forth below. All directors and executive officers have held their present positions since our inception in 2006 unless otherwise stated.

Marshall T. Reynolds has served as Chairman of the Board of Directors since our inception. Mr. Reynolds has served as Chief Executive Officer and Chairman of the Board Directors of Champion Industries, Inc., a commercial printer, business form manufacturer and supplier of office products and furniture, from 1992 to 2016, and sole stockholder from 1972 to 1993; President and General Manager of The Harrah and Reynolds Corporation, from 1964 (and sole stockholder since 1972) to present; and Chairman of the Board of Directors of McCorkle Machine and Engineering Company in Huntington, West Virginia. Mr. Reynolds is also Chairman of the Board of Directors of First Guaranty Bancshares, Inc., in Hammond, Louisiana; and Chairman of the Board of Directors of Premier Financial Bancorp, Inc., in Huntington, West Virginia and a director of Summit State Bank in Santa Rosa, CA since December 1998. Mr. Reynolds is the father of Jack M. Reynolds and Douglas V. Reynolds. Mr. Reynolds varied career as a business leader and experience in a number of industries qualifies him to be on the Board of Directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our common stock is registered with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934. The officers and directors and beneficial owners of greater than 10% of our common stock are required to file reports on Forms 3, 4 and 5 with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of the common stock. Securities and Exchange Commission rules require disclosure in our Proxy Statement or Annual Report on Form 10-K of the failure of an officer, director or 10% beneficial owner of our common stock to file a Form 3, 4 or 5 on a timely basis. Based on our review of ownership reports required to be filed for the fiscal year ended September 30, 2017, all of our directors, officers and owners of more than 10% of our common stock filed these reports on a timely basis.

Meetings of the Board of Directors

During fiscal 2017, the Board of Directors held twelve regular meetings and no special meetings. No director attended fewer than 75% in the aggregate of the total number of board meetings held. All directors serving on our committees attended more than 75% of the total number of committee meetings on which they served during fiscal 2017. Although not required, attendance of Board members at the Annual Meeting of Stockholders is encouraged. All members of our Board of Directors attended the 2017 Annual Meeting of Stockholders.

Board Committees

Audit Committee. The Audit Committee consisted of Messrs. Scaggs, Logan, and Molihan, with Mr. Scaggs acting as chairman of the committee in fiscal 2017. The audit committee met four times during the fiscal year ended September 30, 2017. All of the directors appointed to the audit committee are independent members of the board of directors, as defined by Securities and Exchange Commission rules (Rule 10A-3 of the Securities Exchange Act of 1934) and the NYSE MKT corporate governance listing standards. Each member of the audit committee is financially literate, and the Board of Directors has determined that Mr. Molihan qualifies as audit committee financial expert, as such term is defined by Securities and Exchange Commission rules. The committee’s charter can be found at: www.energyservicesofamerica.com/posting/Audit_Committee_Charter_v1.pdf.

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

The Audit Committee approved the appointment of Arnett Carbis Toothman to be our independent registered public accounting firm for the 2018 fiscal year. A representative of Arnett Carbis Toothman is expected to attend the 2018 Annual Meeting of Stockholders.

Nominating Committee. The Board has determined that the independent members of the Board of Directors will perform the duties of the nominating committee of the Board of Directors. The nominating committee does not have a written charter. The nominating committee will (i) identify individuals qualified to become members of the Board of Directors and recommend to the Board of Directors the nominees for election to the Board of Directors; (ii) recommend director nominees for each committee to the Board of Directors; and (iii) identify individuals to fill any vacancies on the Board of Directors. The nominating committee met one time during the fiscal year ended September 30, 2017.

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

The Compensation Committee

The compensation committee consists of directors Joseph L. Williams, Keith Molihan and Nester S. Logan. Each member of the compensation committee is considered “independent” as defined in the NYSE corporate governance listing standards. The Board of Directors has not adopted a written charter for the Committee. The compensation committee met one time during fiscal year 2017.

The compensation committee is appointed by the Board of Directors to assist the Board in developing compensation philosophy, criteria, goals and policies for our executive officers that reflect our values and strategic objectives. The committee reviews the performance of our executive officers and annually recommends to the full Board the compensation and benefits for our executive officers (including the Chief Executive Officer). The committee administers our equity and long-term incentive plans. The committee establishes the terms of employment and severance agreements/arrangements for executive officers, if applicable. The committee recommends to the full Board the compensation to be paid to our directors and any affiliates for their service on the Board. Finally, the committee establishes annual compensation percentage increases for all employees. Our President and Chief Executive Officer provides recommendations to the compensation committee related to our compensation program. However, our President and Chief Executive Officer does not vote on and is not present for any discussion of his own compensation.

For 2017, in making compensation decisions, the compensation committee did not use strict numerical formulas to determine the compensation paid to our executive officers. However, the committee considered a variety of factors in its deliberations over executive compensation, emphasizing the profitability and scope of our operations, the experience, expertise and management skills of the named executive officers and their role in our future success, as well as compensation surveys prepared by professional firms to determine compensation paid to executives performing similar duties for comparable companies. While the quantitative and non-quantitative factors described above were considered by the committee in determining the compensation paid to our named executive officers, such factors were not assigned a specific weight in evaluating the performance of the named executive officers. In determining the Chief Executive Officer’s bonus, the Chairman of the Board also considers the above factors and makes a recommendation to the committee which authorizes such bonus. For the other named executive officer, the Chief Executive Officer considers the above factors and makes a recommendation to the committee which authorized his bonus. The Company paid $15,000 in bonuses in the aggregate to the named executive officers during fiscal year 2017.

The Compensation Committee has authority to approve the engagement of any compensation consultant it uses and the fees for those services. However, the Compensation Committee did not engage a compensation consultant to assist in determining the amount or form of executive and director compensation with respect to fiscal year 2017.

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

We accomplish all these objectives through a total compensation program that balances fixed and variable (i.e. incentive) compensation with a focus on providing rewards to named executive officers for their contributions towards achieving core business objectives and furthering our short and long-term performance. We balance our desire for superior performance with safeguards so that our programs do not result in excessive risk taking that can threaten our long-term value and stability.

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

Summary Compensation Table for Named Executive Officers. The following table shows the compensation of the Company’s executive officers for the years ended September 30, 2017 and 2016. Mr. Crimmel was the only executive officer who received total compensation in excess of $100,000 for services to the Company or any of its subsidiaries during the years ended September 30, 2017 or 2016.

Summary Compensation Table
Name and principal position	Year	Salary	Bonus	Stock awards	All other compensation (1)	Total

Douglas V. Reynolds	2017	$80,000	$-	$-	$3,046	$83,046
President and Chief	2016	$80,000	$15,000	$-	$1,379	$96,379
Executive Officer

Charles P. Crimmel	2017	$102,661	$15,000	$-	$4,142	$121,803
Secretary/Treasurer and	2016	$100,000	$15,000	$-	$1,783	$116,783
Chief Financial Officer

(1)	Other compensation in 2017 includes 401(k) plan matching contributions of $3,046 for Mr. Reynolds and $4,142 for Mr. Crimmel. Other compensation in 2016 includes 401(k) plan matching contributions of $1,379 for Mr. Reynolds and $1,783 for Mr. Crimmel.

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

The LTIP is administered by our compensation committee. The committee may determine the type of award and the terms and conditions of each award under the LTIP, which shall be set forth in an award agreement delivered to each participant. The LTIP authorizes the issuance of up to 1,200,000 shares of Company common stock pursuant to grants of restricted stock awards, performance share awards, restricted stock units, performance share units, incentive stock options, non-qualified stock options and stock appreciation rights, provided, however, that in any five-year period, no individual may receive a grant of any type for more than 180,000 shares.

The committee is authorized to grant awards, the vesting of which may be subject to the satisfaction of performance-based conditions. The vesting date of performance-based awards is the date on which all the performance measures are attained, and the performance period is concluded. Any unvested performance-based awards for which the performance measures are not satisfied will be forfeited without consideration. If the right to become vested in an award under the LTIP is conditioned on the completion of a specified period of service with the Company or its subsidiaries, without the achievement of performance measures or objectives, then the required period of service for full vesting shall be determined by the committee and evidenced in the award agreement. In general, no awards may vest at a rate exceeding one-third per year commencing one year after the date of grant.

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

For fiscal year 2017, no awards were granted under LTIP to the named executive officers by the compensation committee.

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

Energy Services 401(k) Plan

401(k) Retirement Plans

We maintain the Energy Services of America Staff 401(k) Retirement Plan (the “Plan”). Our three wholly owned subsidiaries, C. J. Hughes Construction Company, Inc., Nitro Electric Company, Inc., and Contractors Rental Corporation adopted the Plan on behalf of their non-union employees. Employees are eligible to participate in the Plan upon completion of six months of service, but must wait until a quarterly entry date to join the Plan. Employees may contribute eligible wages up to the maximum indexed dollar amount set by the Internal Revenue Service, which was $18,000 for 2017. In addition, participants who are age 50 or older by the end of the Plan year may elect to defer up to an additional $6,000 into the 401(k) Plan for 2017. The Company provided a matching contribution to each participant’s account equal to 100% of each dollar contributed for the first 3% of eligible wages and 50% of each dollar contributed for the next 3% of eligible wages. The Company’s matching contribution is used by the Plan’s third-party administrator to purchase Energy Services of America stock from the open market. Additionally, each Plan year, the Company may make discretionary profit-sharing contributions for participants who are actively employed on the last day of the Plan year. The discretionary contributions will be allocated to a qualifying participant’s individual account based on the ratio of his or her compensation to the total compensation of all qualifying participants for the Plan year. No discretionary profit sharing contributions were made in 2017. Participants direct the investment of their account in the Plan, selecting from investment funds provided under the Plan. Participants receive quarterly benefit statements that provide information on their account balances and have immediate access to their account through an Interactive Voice Response System and the Internet. Plan benefits are paid as soon as administratively possible following the participant’s termination of employment. Lump sums, partial payments and installment payments are available if the participant’s account balance exceeds $1,000.

Energy Services of America Corporation 2009 Employee Stock Purchase Plan

The plan enables eligible employees to purchase common stock through payroll deductions. The plan is intended to qualify under Section 423 of the Internal Revenue Code and its regulations. Up to 1,200,000 shares of common stock, subject to adjustments, may be issued under this plan. An eligible employee’s stock purchases during a calendar year may not exceed the lesser of: (a) a percentage of the participant’s compensation or a total dollar amount as specified by the committee or (b) $25,000. During 2017, we did not utilize the plan.

Directors’ Compensation

Director Compensation. The table set forth below shows the compensation of our non-executive directors for the fiscal year ended September 30, 2017. We did not make any non-equity incentive plan awards to directors and there were no preferential earnings on nonqualified deferred compensation. Each Director received retainer fees of $1,000 per month. No fee payments were made for committee participation.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	All other compensation ($)	Total
Marshall T. Reynolds	$12,000	$-	$-	$12,000
Samuel G. Kapourales	12,000	-	-	12,000
Jack M. Reynolds	12,000	-	-	12,000
Neal W. Scaggs	12,000	-	-	12,000
Joseph L. Williams	12,000	-	-	12,000
Keith Molihan	12,000	-	-	12,000
Nester S. Logan	12,000	-	-	12,000
Bruce H. Elliott	12,000	-	-	12,000
Charles Abraham	12,000	-	-	12,000
Total	$108,000	$-	$-	$108,000

ITEM 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Persons and groups who beneficially own in excess of five percent of our common stock are required to file certain reports with the Securities and Exchange Commission regarding such ownership. The following table sets forth, as of September 30, 2017, the shares of common stock beneficially owned by each person who was the beneficial owner of more than five percent of our outstanding shares of common stock, as well as the shares owned by our directors and executive officers as a group.

	Amount of Shares Owned		Percent of Shares		Percent of Shares
	and Nature of Beneficial		of Common Stock	Preferred Shares	of Preferred Stock
Name and Address of Beneficial Owners	Ownership (1)		Owned	Owned	Owned

All Directors and Executive Officers as a Group (11 persons)	7,346,822	(2)	44.64%	133	64.56%

Principal Stockholders:
Marshall T. Reynolds	2,375,685	(3)	15.66%	56	27.18%
75 West 3rd Ave.
Huntington, WV 25701

Douglas V. Reynolds	1,613,930	(4)	11.14%	15	7.28%
75 West 3rd Ave.
Huntington, WV 25701

Samuel G. Kapourales	761,474	(5)	5.25%	16	7.77%
75 West 3rd Ave.
Huntington, WV 25701

GRT Capital Partners, L.L.C.	936,675	(6)	6.58%	-	-
One Liberty Square, 11th Floor
Boston, Massachusettes 02109

(1)	In accordance with Rule 13d-3 under the Security Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table of any shares of common stock if he has sole or shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the date as of which beneficial ownership is being determined. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares. Includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.
(2)	Includes 2,216,667 shares of common stock issuable upon conversion of shares of preferred stock.
(3)	Includes 933,333 shares of common stock issuable upon conversion of shares of preferred stock.
(4)	Includes 250,000 shares of common stock issuable upon conversion of shares of preferred stock.
(5)	Includes 266,667 shares of common stock issuable upon conversion of shares of preferred stock.
(6)	From Schedule 13G/A dated December 31, 2016 and filed with the SEC on February 10, 2017.

The table below sets forth certain information regarding our Board of Directors and executive officers, including the terms of office of board members and the ownership of our securities.

					Shares of Common
				Current	Stock Beneficially		Percent of	Preferred	Percent of
			Director	Term to	Owned on Record		Common	Shares	Preferred
Names and Address (1)	Age (2)	Position Held	Since	Expire	Date (3)		Shares	Owned	Shares
Directors and Executive Officers:

Marshall T. Reynolds	81	Chairman and Director	2006	2017	2,375,685	(4)	15.66%	56	27.18%

Douglas V. Reynolds	41	President and Chief Executive Officer,	2008	2017	1,613,930	(5)	11.14%	15	7.28%
		Director
Samuel G. Kapourales	82	Director	2010	2017	761,474	(6)	5.25%	16	7.77%

Jack M. Reynolds	52	Director	2006	2017	458,216	(7)	3.21%	1	0.49%

Neal W. Scaggs	81	Director	2006	2017	670,206	(8)	4.62%	16	7.77%

Joseph L. Williams	72	Director	2006	2017	139,481	(9)	0.98%	1	0.49%

Keith Molihan	75	Director	2008	2017	24,167	(10)	0.17%	1	0.49%

Nester S. Logan	78	Director	2010	2017	604,642	(11)	4.18%	14	6.80%

Bruce H. Elliott	62	Director	2014	2017	200,000		1.40%	-	0.00%

Charles Abraham	74	Director	2016	2017	493,921	(12)	3.42%	13	6.31%

Charles P. Crimmel	44	Chief Financial Officer	n/a	n/a	5,101	(13)	0.04%	-	0.00%

All Directors and Executive Officers as a Group (11 persons)					7,346,822	(14)	44.64%	133	64.56%

(1)	The mailing address for each person is 75 West 3rd Ave., Huntington, WV 25701
(2)	As of September 30, 2017.
(3)	In accordance with Rule 13d-3 under the Security Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table of any shares of common stock if he has sole or shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the date as of which beneficial ownership is being determined. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares. Includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.
(4)	Includes 933,333 shares of common stock issuable upon conversion of shares of preferred stock.
(5)	Includes 250,000 shares of common stock issuable upon conversion of shares of preferred stock and 19,870 common shares related to 401(k) match held by third party plan administrator.
(6)	Includes 266,667 shares of common stock issuable upon conversion of shares of preferred stock.
(7)	Includes 16,667 shares of common stock issuable upon conversion of shares of preferred stock.
(8)	Includes 266,667 shares of common stock issuable upon conversion of shares of preferred stock.
(9)	Includes16,667 shares of common stock issuable upon conversion of shares of preferred stock.
(10)	Includes 16,667 shares of common stock issuable upon conversion of shares of preferred stock.
(11)	Includes 233,333 shares of common stock issuable upon conversion of shares of preferred stock.
(12)	Includes 216,667 shares of common stock issuable upon conversion of shares of preferred stock.
(13)	Includes 5,101 shares of common stock related to 401(k) match held by third party plan administrator.
(14)	Includes 2,216,667 shares of common stock issuable upon conversion of shares of preferred stock.

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

On December 16, 2014, the Company’s Nitro Electric subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 monthly. Mr. Douglas Reynolds, President of Energy Services, is a director and secretary of First Bank of Charleston. Mr. Nester Logan and Mr. Samuel Kapourales, directors of Energy Services, are also directors of First Bank of Charleston. The interest rate on the new loan agreement is 4.75% with monthly payments of $7,800. As of September 30, 2017, we have paid approximately $105,000 in principal and approximately $152,000 in interest since the beginning of the loan.

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

ITEM 14.          Principal Accountant Fees and Services

Audit Fees

We were billed by Arnett Carbis Toothman, our independent registered public accountant, $111,798 and $148,116 for the services they have performed in connection with the audit of our financial statements included in our Annual Report for fiscal 2017 and 2016, respectively and for the review of interim financial statements included in our quarterly reports on Form 10-Q during these periods.

Audit-Related Fees

During fiscal years 2017 and 2016, we had no audit-related fees.

Tax Fees

During the fiscal years ended September 30, 2017 and 2016, we were billed by Arnett Carbis Toothman $22,822 and $34,209, respectively, for tax compliance services.

Employee Benefit Plan

During the fiscal years ended September 30, 2017 and 2016, we were billed by Arnett Carbis Toothman $38,619 and $30,000, respectively, for the services they performed in connection with the audit of our 401(k) Plan and Form 11-K filing.

All Other Fees

During fiscal years 2017 and 2016, we were billed by Arnett Carbis Toothman, $7,095 and $5,099, respectively, for fees billed for products and services provided by our independent registered public accounting firm other than those set forth above. These fees consisted primarily of travel and postage expenses.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

The audit committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The audit committee has delegated pre-approval authority to its Chairman when expedition of services is necessary. The independent registered public accounting firm and management are required to periodically report to the full audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. All of the fees paid in the audit-related, tax and all other categories during 2017 and 2016 were approved per the pre-approval policies.

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

(a)(3)	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment to the Registrant’s Certificate of Incorporation (1)
3.4	Certificate of Designations Series A Preferred Stock (5)
4	Form of Certificate of Common Stock (1)
10.1	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (1)
10.2	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders (1)
10.3	Form of Letter Agreement between Chapman Printing Co. and the Registrant regarding administrative support (1)
10.4	Form of Amended Registration Rights Agreement among the Registrant and the Initial Stockholders (1)
10.5	Term Note Agreement with United Bank, Inc. (6)
10.6.1	Energy Services of America Corporation Employee Stock Purchase Plan (2)
10.6.2	Energy Services of America Corporation Long Term Incentive Plan (3)
10.8	Line of Credit (2015) Agreement with United Bank, Inc. (7)
10.9	Line of Credit (2016) Agreement with United Bank, Inc. (8)
14	Code of Ethics (1)
21	List of subsidiaries
23	Consent of Arnett Carbis Toothman LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registration Statement on Form S-1 of Energy Services of America Corp. (file no. 333-133111), originally filed with the Securities and Exchange Commission on April 7, 2006, as amended.
(2)	Filed as Appendix A to the Schedule 14-A filed with the Securities and Exchange Commission on October 16, 2008.
(3)	Filed as Appendix A to the Schedule 14-A filed with the Securities and Exchange Commission on July 2, 2010.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 21, 2010.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on August 8, 2013.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2014
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2015
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2016

(b) The exhibits listed under (a)(3) above are filed herewith.

(c) Not applicable.

ITEM 16.          Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY SERVICES OF AMERICA CORPORATION

Date: December 15, 2017	By:	/s/ Douglas V. Reynolds
Douglas V. Reynolds
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Position	Date

By	/s/ Marshall T. Reynolds	Chairman of the Board	December 15, 2017
Marshall T. Reynolds

By	/s/ Jack Reynolds	Director	December 15, 2017
Jack R. Reynolds

By	/s/ Charles P. Crimmel	Chief Financial Officer	December 15, 2017
	Charles P. Crimmel	(Principal Financial and
Accounting Officer)

By	/s/ Neal W. Scaggs	Director	December 15, 2017
Neal W. Scaggs

By	/s/ Joseph L. Williams	Director	December 15, 2017
Joseph L. Williams

By	/s/ Keith Molihan	Director	December 15, 2017
Keith Molihan

By	/s/ Nester S. Logan	Director	December 15, 2017
Nester S. Logan

By	/s/ Bruce H. Elliott	Director	December 15, 2017
Bruce H. Elliott

By	/s/ Samuel G. Kapourales	Director	December 15, 2017
Samuel G. Kapourales

By	/s/ Charles Abraham	Director	December 15, 2017
Charles Abraham

By	/s/ Douglas V. Reynolds	President and Chief	December 15, 2017
	Douglas V. Reynolds	Executive Officer, and Director
(Principal Executive Officer)

actcpas.com 101 Washington Street East P.O. Box 2629 Charleston, WV 25329 304.346.0441 office│ 304.346.8333 fax 800.642.3601

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors

Energy Services of America Corporation

Huntington, West Virginia

We have audited the accompanying consolidated balance sheets of Energy Services of America Corporation and subsidiaries as of September 30, 2017 and 2016, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Services of America Corporation and subsidiaries as of September 30, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Arnett Carbis Toothman LLP

Charleston, West Virginia

December 15, 2017

Bridgeport, WV  •  Buckhannon, WV  •  Charleston, WV  •  Columbus, OH  •   Meadville, PA  •   Morgantown, WV  •   New Castle, PA  •  Pittsburgh, PA

ENERGY SERVICES OF AMERICA CORPORATION

CONSOLIDATED BALANCE SHEETS

As of September 30, 2017 and 2016

	2017	2016
Assets

Current assets
Cash and cash equivalents	$1,663,222	$3,815,790
Accounts receivable-trade	23,140,272	24,059,432
Allowance for doubtful accounts	(108,200)	(133,500)
Retainages receivable	3,773,892	5,810,474
Other receivables	96,242	106,837
Costs and estimated earnings in excess of billings on uncompleted contracts	5,350,884	5,953,818
Prepaid expenses and other	4,044,731	2,485,101
Assets of discontinued operations	12,303	12,303
Total current assets	37,973,346	42,110,255

Property, plant and equipment, at cost	48,436,122	39,375,505
less accumulated depreciation	(29,243,614)	(26,625,827)
Total fixed assets	19,192,508	12,749,678

Deferred tax asset	1,394,066	1,399,152
Long-term notes receivable	137,281	137,281

Total assets	$58,697,201	$56,396,366

Liabilities and shareholders' equity
Current liabilities
Current maturities of long-term debt	$4,562,918	$2,867,898
Lines of credit and short term borrowings	9,432,968	6,232,943
Accounts payable	5,522,143	5,006,427
Accrued expenses and other current liabilities	4,302,611	5,933,571
Billings in excess of costs and estimated earnings on uncompleted contracts	2,173,965	3,410,548
Income tax payable	-	1,076,440
Liabilities of discontinued operations	28,671	28,671
Total current liabilities	26,023,276	24,556,498

Long-term debt, less current maturities	9,702,483	7,390,099
Deferred income taxes payable	1,840,623	1,926,077
Total liabilities	37,566,382	33,872,674

Shareholders' equity

Preferred stock, $.0001 par value
Authorized 1,000,000 shares, 206 issued at September 30, 2017 and 2016	-	-

Common stock, $.0001 par value
Authorized 50,000,000 shares 14,839,836 issued and 14,239,836 outstanding at September 30, 2017 and 2016	1,484	1,484

Treasury stock, 600,000 shares at September 30, 2017 and 2016	(60)	(60)

Additional paid in capital	61,289,260	61,289,260
Retained earnings (deficit)	(40,159,865)	(38,766,992)
Total shareholders' equity	21,130,819	22,523,692
Total liabilities and shareholders' equity	$58,697,201	$56,396,366

ENERGY SERVICES OF AMERICA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

For the years ended September 30, 2017 and 2016

	2017	2016

Revenue	$140,495,726	$155,481,145

Cost of revenues	132,711,810	141,283,142

Gross profit	7,783,916	14,198,003

Selling and administrative expenses	7,401,769	7,293,323
Income from operations	382,147	6,904,680

Other income (expense)
Other nonoperating income (expense)	(162,422)	(158,246)
Interest expense	(833,424)	(875,254)
Gain on sale of equipment	145,575	268,448
	(850,271)	(765,052)
Income (loss) from continuing operations before income taxes	(468,124)	6,139,628
Income tax expense (benefit)	(80,368)	2,898,205
Income (loss) from continuing operations	(387,756)	3,241,423
Dividends on preferred stock	309,000	309,000
Income (loss) from continuing operations available to common shareholders	(696,756)	2,932,423
Income from discontinued operations net of tax expense of $0 in 2017 and 2016	-	-
Net income (loss) available to common shareholders	$(696,756)	$2,932,423

Weighted average shares outstanding-basic	14,239,836	14,239,836
Weighted average shares-diluted	14,239,836	17,673,169
Earnings (loss) per share from continuing operations available to common shareholders	$(0.049)	$0.206
Earnings (loss) per share from continuing operations-diluted available to common shareholders	$(0.049)	$0.166

Earnings (loss) per share available to common shareholders	$(0.049)	$0.206

Earnings (loss) per share-diluted available to common shareholders	$(0.049)	$0.166

ENERGY SERVICES OF AMERICA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended September 30, 2017 and 2016

	2017	2016
Cash flows from operating activities:

Net income (loss) available to common shareholders	$(696,756)	$2,932,423

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	3,235,362	2,503,471
Gain on sale/disposal of equipment	(145,575)	(268,448)
Provision for deferred taxes	(80,368)	1,470,498
Decrease (increase) in contracts receivable	893,860	(2,735,399)
Decrease (increase) in retainage receivable	2,036,582	(2,496,479)
Decrease in other receivables	10,595	158,858
Decrease in cost and estimated earnings in excess of billings on uncompleted contracts	602,934	791,559
Increase in prepaid expenses	(1,559,630)	(112,133)
Increase in accounts payable	515,716	1,254,235
(Decrease) increase in accrued expenses	(1,630,960)	1,639,739
(Decrease) increase in billings in excess of cost and estimated earnings on uncompleted contracts	(1,236,583)	738,254
(Decrease) increase in income taxes payable	(1,076,440)	904,658
Net cash provided by operating activities	868,737	6,781,236

Cash flows from investing activities:
Investment in property & equipment	(2,788,272)	(3,406,019)
Proceeds from sales of property and equipment	275,122	420,008
Net cash used in investing activities	(2,513,150)	(2,986,011)

Cash flows from financing activities:
Dividends on common stock	(696,117)	(695,367)
Borrowings on lines of credit and short term debt, net of (repayments)	3,200,025	1,716,708
Principal payments on long term debt	(3,012,063)	(2,500,054)
Net cash used in financing activities	(508,155)	(1,478,713)

Increase (decrease) in cash and cash equivalents	(2,152,568)	2,316,512
Cash beginning of period	3,828,093	1,511,581
Cash end of period	$1,675,525	$3,828,093

Supplemental schedule of noncash investing and financing activities:
Purchases of property & equipment under financing agreements	$7,019,467	$3,579,023
Insurance premiums financed	$3,524,350	$2,565,020

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$833,424	$875,254
Income taxes	$1,578,334	$310,401
Insurance premiums	$3,203,954	$2,348,312
Dividends paid on preferred stock	$309,000	$309,000

The Consolidated Statements of Cash Flows includes the discontinued operation, S.T. Pipeline. See the cash flows from discontinued operations on page F-12.

ENERGY SERVICES OF AMERICA CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the years ended September 30, 2017 and 2016

						Total
	Common Stock		Additional Paid	Retained	Treasury	Shareholders'
	Shares	Amount	in Capital	Earnings (deficit)	Stock	Equity

Balance at September 30, 2015	14,239,836	$1,484	$61,289,260	$(41,004,048)	$(60)	$20,286,636

Net income available to common shareholders	-	-	-	2,932,423	-	2,932,423

Dividends on common stock ($0.05 per share on 13,907,340 shares; 332,496 common shares are part of preferred units and were not eligible for the common dividend)	-	-	-	(695,367)	-	(695,367)

Balance at September 30, 2016	14,239,836	$1,484	$61,289,260	$(38,766,992)	$(60)	$22,523,692

Net loss available to common shareholders	-	-	-	(696,756)	-	(696,756)

Dividends on common stock ($0.05 per share on 13,922,336 shares; 317,500 common shares are part of preferred units and were not eligible for the common dividend)	-	-	-	(696,117)	-	(696,117)

Balance at September 30, 2017	14,239,836	$1,484	$61,289,260	$(40,159,865)	$(60)	$21,130,819

ENERGY SERVICES OF AMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION:

Energy Services of America Corporation (“Energy Services”) was formed in 2006 as a special purpose acquisition corporation, or blank check company. On August 15, 2008, Energy Services completed the acquisitions of S.T. Pipeline, Inc. (“S.T. Pipeline”) and C.J. Hughes Construction Company, Inc. (“C.J. Hughes”).

Wholly owned subsidiary C.J. Hughes is a general contractor primarily engaged in pipeline construction for utility companies. C.J. Hughes operates primarily in the mid-Atlantic region of the United States. Contractors Rental Corporation (“Contractors Rental”), a wholly owned subsidiary of C.J. Hughes provides union building trade employees for projects managed by C.J. Hughes. Nitro Electric Company, Inc. (“Nitro Electric”), a wholly owned subsidiary of C. J. Hughes, is an electrical and mechanical contractor that provides its services to the power, chemical and automotive industries. Nitro Electric operates primarily in the mid-Atlantic region of the United States. Pinnacle Technical Solutions, Inc. (“Pinnacle”), a wholly owned subsidiary of Nitro Electric, operates as a data storage facility within Nitro Electric’s office building. Pinnacle is supported by Nitro Electric and has no employees of its own. All of the C.J. Hughes, Nitro Electric, and Contractors Rental production personnel are union members of various related construction trade unions and are subject to collective bargaining agreements that expire at varying time intervals.

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

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed-rate debt to unrelated parties was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $23.7 million at September 30, 2017 was $23.6 million.

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

Self Insurance

The Company has its workers compensation, general liability and auto insurance through a captive insurance company. While the Company believes that this arrangement has been very beneficial in reducing and stabilizing insurance costs the Company does have to maintain a restricted cash account to guarantee payments of premiums. That restricted account had a balance of $1.9 million as of September 30, 2017, which is in “Prepaid expenses and other” on the Company’s Consolidated Balance Sheets. Should the captive experience severe losses over an extended period, it could have a detrimental effect on the Company.

Advertising

All advertising costs are expensed as incurred. Total advertising expense was $102,000 and $81,000 for the years ended September 30, 2017 and 2016, respectively.

Stock Compensation Plans

The Company has issued restricted stock under its Long-Term Incentive Plan. The Company accounts for its equity based compensation as prescribed by U.S. Generally Accepted Accounting Principles for share-based payments. The Company has adopted a fair value based method of accounting for employee equity based plans, whereby compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. As a result, compensation expense relating to stock compensation plans will be reflected in net income as part of “Salaries and employee benefits” on the Consolidated Statements of Income. For the year ending September 30, 2017 and 2016 respectively, $0 and $0 was recognized as compensation expense.

Income Taxes

The Company and all subsidiaries file a consolidated federal and various state income tax returns on a fiscal year basis. With few exceptions, the company is no longer subject to U.S. federal, state, or local income tax examinations for years ending prior to September 30, 2014. The Company follows the liability method of accounting for income taxes in accordance with U.S. Generally Accepted Accounting Principles. Under this method, deferred tax assets and liabilities are recorded for future tax consequences of temporary differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the underlying assets or liabilities are recovered or settled. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized. U.S. GAAP also prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or to be taken on a tax return.

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

New Accounting Pronouncements

In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 for all entities by one year. In June 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers“ (“ASU 2014-09”).  ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606 Revenue from Contracts with Customers. With the amendments in ASU 2015-14, ASU 2014-09 will be effective for the Company beginning after December 15, 2017, including interim periods. In September 2017, the FASB issued ASU 2017-13 which amends the early adoption date option for certain companies related to the adoption of ASU 2014-09. The Company expects that the adoption of ASU 2014-09 will not have a material impact on its financial statements or disclosure.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 is effective for public business entities for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years. Among other things, lessees will be required to recognize the following for all leases (except for short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company expects that the adoption of ASU 2016-02 will not have a material impact on its financial statements or disclosure.

In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”. The effective date of ASU 2016-20 is the same date that Topic 606 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The amendments in ASU 2016-20 affect narrow aspects of the guidance issued in ASU 2014-09 including Loan Guarantee Fees, Contract Costs, Provisions for Losses on Construction-Type and Production-Type Contracts, Disclosure of Remaining Performance Obligations, Disclosure of Prior Period Performance Obligations, Contract Modifications, Contract Asset vs. Receivable, Refund Liability, and Advertising Costs. The Company expects that the adoption of ASU 2016-20 will not have a material impact on its financial statements or disclosure.

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

There were no operating results for S.T. Pipeline, Inc. for the years ended September 30, 2017 and 2016.

The following table shows the components of asset and liabilities that are classified as discontinued operations in the Company’s consolidated balances sheets for the years ended September 30, 2017 and 2016.

	September 30,	September 30,
	2017	2016

Cash	$12,303	$12,303
Assets of discontinued operations-current	12,303	12,303

Total assets of discontinued operations	12,303	12,303

Accrued expenses and other current liabilities	28,671	28,671
Liabilities of discontinued operations-current	28,671	28,671
Total liabilities of discontinued operations	28,671	28,671

Net liabilities	$(16,368)	$(16,368)

The $29,000 in accrued expenses and other current liabilities at September 30, 2017 and 2016 represents a reserve for any unexpected expenses that may be incurred by the discontinued operation. As of September 30, 2017, the Company had paid all debts known to exist to the unsecured creditors of the discontinued operation.

Cash flows from discontinued operations for years ended September 30, 2017 and 2016 are as follows:

	2017	2016
Cash flows from operating activities:

Net income	$-	$-

Adjustments to reconcile net income to net cash used in operating activities:
Provision for deferred taxes	-	1,720,783
Decrease in accounts payable	-	(80,345)
Increase (decrease) in accrued expenses	-	7,607
Advance from (to) parent	-	(1,654,283)
Net cash used in operating activities	-	(6,238)

Cash flows from investing activities:
	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
	-	-
Net cash used in financing activities	-	-

Decrease in cash and cash equivalents	-	(6,238)
Cash beginning of period	12,303	18,541
Cash end of period	$12,303	$12,303

Supplemental schedule of noncash investing and financing activities:
None	$-	$-

Supplemental disclosures of cash flows information:
None	$-	$-

The Company does not anticipate cash flow activity from the discontinued operation, S.T. Pipeline.

4.	GOODWILL AND INTANGIBLE ASSETS

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

5.	ACCOUNTS RECEIVABLE

Activity in the Company’s allowance for doubtful accounts consists of the following:

	Year Ended September 30,
	2017	2016
Continuing operations
Balance at beginning of year	$133,500	$147,922
Charged to expense	-	-
Deductions for uncollectible receivables written off, net of recoveries	(25,300)	(14,422)
Balance at end of year	$108,200	$133,500

6.	UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

	Year Ended September 30,
	2017	2016
Costs incurred on contracts in progress	$143,738,101	$134,163,585
Estimated earnings, net of estimated losses	9,573,781	16,592,644
	153,311,882	150,756,229
Less billings to date	150,134,963	148,212,959
	$3,176,919	$2,543,270

Costs and estimated earnings in excess of billed on uncompleted contracts	$5,350,884	$5,953,818

Less billings in excess of costs and estimated earnings on uncompleted contracts	2,173,965	3,410,548

	$3,176,919	$2,543,270

7.	CLAIMS

The Company does not have any claims receivable as of September 30, 2017. Claims receivable is a component of cost and estimated earnings in excess of billing.

8.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Year Ended September 30,
	2017	2016

Land	$2,081,101	$1,846,641
Buildings and leasehold improvements	4,361,550	3,431,142
Operating equipment and vehicles	41,373,376	33,533,462
Office equipment, furniture and fixtures	583,361	532,401
Assets not yet in service	36,734	31,859
	48,436,122	39,375,505
Less accumulated depreciation	29,243,614	26,625,827

Property and equipment, net	$19,192,508	$12,749,678

9.	SHORT-TERM DEBT

Short-term debt consists of the following:

On March 21, 2017, the Company entered into a financing agreement (“Operating Line of Credit (2017)”) with United Bank, Inc. to provide the Company with a $15.0 million revolving line of credit. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%. The effective date of this agreement was February 27, 2017 and it replaced the $15.0 million revolving line of credit (“Operating Line of Credit (2016)”) entered into with United Bank, Inc. effective February 27, 2016. The Company had borrowed $6.0 million against the Operating Line of Credit (2016) as of September 30, 2016, and repaid $4.5 million for an outstanding balance of $1.5 million at December 31, 2016. The Company repaid the remaining $1.5 million on the Operating Line of Credit (2016) subsequent to December 31, 2016, and borrowed $9.1 million against the Operating Line of Credit (2017) as of September 30, 2017. Major items excluded from the borrowing base calculation are receivables from bonded jobs and retainage as well as all items greater than ninety (90) days old.

The Company also finances insurance policy premiums on a short-term basis through a financing company. These insurance policies include: workers’ compensation, general liability, automobile, umbrella, and equipment policies. It is typical that the Company makes a down payment in January and finances the remaining premium amount over nine or ten monthly payments. In January 2017, The Company financed $3.5 million in insurance premium policies. At September 30, 2017, the balance of the remaining premiums to be paid was $320,000.

10.	SHORT-TERM AND LONG-TERM DEBT

A summary of short-term and long-term debt as of September 30, 2017 and 2016 is as follows:

	2017	2016

Line of credit payable to bank, monthly interest at 6.0%, final payment due by February 27, 2017.	$-	$6,000,000

Line of credit payable to bank, monthly interest at 4.99%, final payment due by February 27, 2018.	9,112,572	-

Notes payable to finance companies, due in monthly installments totaling $68,457 including interest ranging from 1.0% to 10.09%, final payments due October 2017 through June 2019, secured by equipment.	2,042,524	291,513

Note payable to finance company for insurance premiums financed, due in monthly installments totaling $320,396 in FY 2017 and $232,943 in FY 2016, including interest rate at 1%, final payment due October 2017.	320,396	232,943

Notes payable to bank, due in monthly installments totaling $7,799, including interest at 4.75%, final payment due November 2034 secured by building and property.	1,094,631	1,134,811

Notes payable to bank, due in monthly installments totaling $11,506, including interest at 5.0%, final payment due November 2025 secured by building and property.	949,481	1,044,043

Notes payable to bank, due in monthly installments totaling $172,473, including interest at 6.5%, final payment due February 2019 secured by equipment.	2,655,515	4,484,995

Notes payable to bank, due in monthly installments totaling $30,914, including interest at 5.0%, final payment due February 2019 secured by equipment.	507,507	843,612

Notes payable to bank, due in monthly installments totaling $94,333, including interest at 4.99%, final payment due September 2022 secured by equipment.	5,000,000	-

Notes payable to bank, due in monthly installments totaling $46,405, including interest at 5.00%, final payment due September 2021 secured by equipment.	2,015,743	2,459,023

Total debt	23,698,369	16,490,940

Less current maturities	13,995,886	9,100,841

Total long term debt	$9,702,483	$7,390,099

Future expected payments due on long-term debt are as follows:

2018	$13,995,886
2019	3,156,779
2020	2,252,257
2021	1,752,731
2022	1,270,773
Thereafter	1,269,943
$23,698,369

11.	INCOME TAXES

The components of income taxes are as follows:

	Year Ended September 30,
	2017	2016

Federal
Current	$-	$2,229,033
Deferred	(67,132)	260,693
Total	(67,132)	2,489,726

State
Current	-	362,474
Deferred	(13,236)	46,005
Total	(13,236)	408,479

Total income tax expense (benefit)	$(80,368)	$2,898,205

The provision for income taxes differs from the amount computed by applying the federal statutory rate of 34% on income from operations, as indicated in the following analysis:

	Year Ended September 30,
	2017	2016

Statutory rate	-34.00%	34.00%
Meals and other	22.62%	7.30%
State income taxes	-5.78%	5.90%
Effective tax rate	-17.16%	47.20%

Deferred income taxes provide for significant differences between the basis of assets and liabilities for financial reporting and income tax reporting. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The income tax effects of temporary differences giving rise to the deferred tax assets and liabilities are as follows:

	Year Ended September 30,
	2017	2016

Deferred income tax assets

Long-term
Net operating loss carryforward	$180,605	$-
Other deferred assets	1,213,461	1,399,152
Total deferred income tax assets	1,394,066	1,399,152

Continuing operations	1,394,066	1,399,152
Discontinued operations	-	-
Total deferred income tax assets	$1,394,066	$1,399,152

Deferred income tax liabilities

Long-term
Property and equipment	$1,857,088	$1,941,913
Other deferred liabilities	(16,465)	(15,836)
Total deferred income tax liabilities-LT	1,840,623	1,926,077

Continuing operations	1,840,623	1,926,077
Discontinued operations	-	-
Total deferred income tax liabilities-LT	$1,840,623	$1,926,077

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

12.	EARNINGS PER SHARE

Earnings (loss) per share for the years ended September 30, 2017 and 2016 are as follow:

	2017	2016

Income (loss) from continuing operations	$(387,756)	$3,241,423

Dividends on preferred stock	309,000	309,000

Income (loss) available to common shareholders-continuing operations	$(696,756)	$2,932,423

Weighted average shares outstanding	14,239,836	14,239,836

Weighted average shares outstanding-diluted	14,239,836	17,673,169

Earnings (loss) per share from continuing operations available to common shareholders	$(0.049)	$0.206

Earnings (loss) per share from continuing operations available to common shareholders-diluted	$(0.049)	$0.166

Income from discontinued operations	$-	$-

Weighted average shares outstanding	14,239,836	14,239,836

Weighted average shares outstanding-diluted	14,239,836	17,673,169

Earnings per share from discontinued operations	$-	$-

Earnings per share from discontinued operations-diluted	$-	$-

Net income (loss)	$(387,756)	$3,241,423

Dividends on preferred stock	309,000	309,000

Net income (loss) available to common shareholders	$(696,756)	$2,932,423

Earnings (loss) per share available to common shareholders	$(0.049)	$0.206

Earnings (loss) per share available to common shareholders-diluted	$(0.049)	$0.166

13.	STOCK PURCHASE PLAN

At the annual meeting of the shareholders on November 19, 2008 the shareholders approved the establishment of an employee stock purchase plan. The stock purchase plan authorizes the issuance of up to 1,200,000 shares of common stock for purchase by eligible employees. A participant’s stock purchased during a calendar year may not exceed the lesser of (a) a percentage of the participant’s compensation or a total amount as specified by the compensation committee of the Board, or (b) $25,000. The stock will be offered at a purchase price of at least 85% of its fair market value on the date of purchase. The major plan provisions cover the purposes of the plan, effective date and duration, administration, eligibility, stock type, stock purchase limitations, price of stock, participation election, payroll deductions, payment for stock, date of purchase, termination of agreement, termination of employment, recapitalization, change of control, assignability, Stockholder rights, compliance with Internal Revenue Code Section 423, amendment and termination, application of funds, tax withholdings, governing laws, employment at will and arbitration. There have been no agreements with any employees made under this plan as of the year ended September 30, 2017.

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

On August 11, 2010, a total of 51,000 shares were granted to six officers of the Company at a grant date fair value per share of $4.22. These grants vested over a period of three years. Market value of the grants was $215,220 and was recognized as compensation expense over the vesting period. For the years ending September 30, 2017 and 2016, respectively, $0 and $0 were recognized as compensation expense and $0 and $0 as deferred tax benefit as a result of these grants. The holders of the restricted stock do not receive dividends and do not have the right to vote the shares. All stock grants have vested or been forfeited as of September 30, 2017.

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

On December 16, 2014, the Company’s Nitro Electric subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 monthly. Mr. Douglas Reynolds, President of Energy Services, is a director and secretary of First Bank of Charleston. Mr. Nester Logan and Mr. Samuel Kapourales, directors of Energy Services, are also directors of First Bank of Charleston. The interest rate on the new loan agreement is 4.75% with monthly payments of $7,800. As of September 30, 2017, we had paid approximately $105,000 in principal and approximately $152,000 in interest since the beginning of the loan.

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

16.	LEASE OBLIGATIONS

The Company leases various pieces of equipment under operating lease agreements with terms up to 36 months.

The future minimum lease payments under operating leases as of September 30, 2017, are as follows:

2018	$168,932
2019	36,323
2020	62,260
$267,515

17.	MAJOR CUSTOMERS

Revenues for the year ending September 30, 2017 were $140.5 million. Two major customers, Marathon Petroleum and Columbia Gas Distribution, accounted for more than 10% each and totaled $41.8 million, which represented 29.7% of revenues for fiscal year 2017. Receivables from two major customers, Marathon Petroleum and Columbia Gas Distribution, were greater than 10% each and totaled $6.4 million, which represented 27.9% of the total receivables at September 30, 2017.

Revenues for the year ending September 30, 2016 were $155.5 million. Two major customers, EQT and Marathon Petroleum, accounted for more than 10% each and totaled $55.7 million, which represented 35.8% of revenues for fiscal year 2016. Receivables from two major customers, EQT and Marathon Petroleum, were greater than 10% each and totaled $12.5 million, which represented 51.9% of the total receivables at September 30, 2016.

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

In 2017 and 2016, C. J. Hughes Construction Company, Inc., maintained a tax-qualified 401(k) retirement plan for union employees. Employees can contribute up to 15% of eligible wages, provided the compensation deferred for a plan year did not exceed the indexed dollar amount set by the Internal Revenue Service which was $18,000 for 2017 and 2016. C. J. Hughes matches $0.25 on each dollar contributed up to 6% of eligible wages. C. J. Hughes contributed $6,224 for the fiscal year ended September 30, 2017 to the union plan. Additionally, each plan year, C. J. Hughes may make a discretionary profit-sharing contribution for participants who are actively employed on the last day of the plan year. No discretionary profit-sharing contribution was made for the 2017 or 2016 plan year.

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

Employees are eligible to participate in the Plan upon completion of six months of service, but must wait until a quarterly entry to join the Plan. The Plan was last restated as of January 1, 2015, and the corporate trustee is United Bank Inc. Employees may contribute eligible wages up to maximum indexed dollar amount set by the Internal Revenue Service which was $18,000 for 2017 and 2016. Energy Services may make annual discretionary matching contributions and/or profit-sharing contributions to the Plan. The matching contribution formula for the 2016 Plan year was $0.25 on each dollar contributed up to 6% of eligible wages. In 2017, the match was increased to 100% of each dollar contributed for the first 3% of eligible wages and 50% of each dollar contributed for the next 3% of eligible wages. The Company’s matching contribution is used by the Plan’s third-party administrator to purchase Energy Services of America stock from the open market. No restrictions on the match exist after it has been contributed. No profit-sharing contribution was made for the 2017 or 2016 plan year.

Energy Services of America and its wholly owned subsidiaries contributed $196,821 and $64,949, respectively, for the fiscal years ended September 30, 2017 and 2016.

The Company contributes to a number of multi-employer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. The risks of participating in these multi-employer plans are different from single-employer plans in the following aspects:

•	Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

•	If the Company chooses to stop participating in some of its multi-employer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The following table presents our participation in these plans:

					Contibutions of
		Pension Protection Act ("PPA")			Energy Services of America
		Certified Zone Status (1)		FIP/RP Status	Companies				Expiration Date of
	EIN/Pension			Pending/				Surcharge	Collective Bargaining
Pension Fund	Plan Number	2016	2015	Implemented (2)	2016	2015	2014	Imposed	Agreement

Central States, Southeast and Southwest Areas Pension Fund	36-6044243/001	Red	Red	Implemented	$-	$35,907	$9,482	no	Various

Southwest Ohio Regional Council of Carpenters Pension Plan	31-6127287/001	Yellow	Yellow	Implemented	-	8,695	22,066	no	Various

Plumbers & Pipefitters National Pension Fund	52-6152779/001	Yellow	Yellow	Implemented	1,034,996	841,370	660,415	no	Various

Sheet Metal Workers' National Pension Fund	52-6112463/001	Red	Red	Implemented	182,991	-	-	no	Various

Sheet Metal Workers Local Pension Fund	34-6666753/001	Red	Yellow	Implemented	-	99,809	59,237	no	Various

Plumbers and Pipefitters Local 152 Pension Fund	55-6029095/001	Yellow	Yellow	Implemented	-	11,178	924	no	Various

All Other		Green	Green		6,152,291	5,429,598	3,550,515	no	Various

					$7,370,278	$6,426,557	$4,302,639

(1) The most recent PPA zone status available in 2016 and 2015 is the the plan's year-end during 2016 and 2015, respectively. The zone status is based on information that we received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the orange zone are less than 80 percent funded and have an Accumulated Funding Deficiency in the current year or projected into the next six years, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.

(2) Indicates whether the plan has a financial improvement plan ("FIP") or a rehabilitation plan ("RP") which is either pending or has been implemented.

The Company currently does not have intentions of withdrawing from any of the multi-employer pension plans in which it participates.

19.	CREDIT RISK

Financial instruments which potentially subject the Company to credit risk consist primarily of cash, cash equivalents and contract receivables. The Company places its cash with high quality financial institutions. At times, the balances in such institutions may exceed the FDIC insurance limit of $250,000 per depositor, per insured bank, for each account ownership category. FDIC insurance covers all deposit accounts, including: checking accounts, savings accounts, money market deposit accounts, and certificates of deposit. As of September 30, 2017, the Company had $2.2 million of uninsured deposits.

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

21.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for continuing operations for 2017 and 2016 are summarized below:

2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Continuing operations

Revenue	$37,496,872	$25,371,605	$35,686,215	$41,941,034	$140,495,726
Operating income (loss)	2,489,177	(427,126)	(3,038,995)	1,359,091	382,147
Net income (loss) from continuing operations	1,238,657	(312,539)	(1,867,148)	553,274	(387,756)
Dividends on preferred stock	77,250	77,250	77,250	77,250	309,000
Net income (loss) available to common shareholders	$1,161,407	$(389,789)	$(1,944,398)	$476,024	$(696,756)

Weighted-basic shares outstanding	14,239,836	14,239,836	14,239,836	14,239,836	14,239,836
Weighted-diluted shares outstanding	17,673,169	14,239,836	14,239,836	17,673,169	14,239,836

Earnings (loss) per share from continuing operations available to common shareholders	$0.082	$(0.027)	$(0.137)	$0.033	$(0.049)

Earnings (loss) per share from continuing operations-diluted available to common shareholders	$0.066	$(0.027)	$(0.137)	$0.027	$(0.049)

2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Continuing operations

Revenue	$34,374,091	$28,005,021	$43,370,975	$49,731,058	$155,481,145
Operating income (loss)	1,455,015	(178,841)	2,391,479	3,237,027	6,904,680
Net income (loss) from continuing operations	698,856	(210,235)	1,077,225	1,675,577	3,241,423
Dividends on preferred stock	77,250	77,250	77,250	77,250	309,000
Net income (loss) available to common shareholders	$621,606	$(287,485)	$999,975	$1,598,327	$2,932,423

Weighted-basic shares outstanding	14,239,836	14,239,836	14,239,836	14,239,836	14,239,836
Weighted-diluted shares outstanding	17,673,169	14,239,836	17,673,169	17,673,169	17,673,169

Earnings (loss) per share from continuing operations available to common shareholders	$0.044	$(0.020)	$0.070	$0.112	$0.206

Earnings (loss) per share from continuing operations-diluted available to common shareholders	$0.035	$(0.020)	$0.057	$0.090	$0.166

There were no results from discontinued operations for the years ended September 30, 2017 and 2016.

22.	CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

ENERGY SERVICES OF AMERICA CORPORATION (Parent Only)

BALANCE SHEETS

As of September 30, 2017 and 2016

	2017	2016
Assets

Current assets
Cash and cash equivalents	$1,468,145	$595,757
Other receivables	-	1,417
Prepaid expenses and other	4,013,332	1,996,826
Total current assets	5,481,477	2,594,000

Property, plant and equipment, at cost	248,402	248,402
less accumulated depreciation	(220,733)	(215,181)
	27,669	33,221

Due from subsidiaries	11,604,780	10,917,081
Deferred tax asset	731,088	671,601
Investment in subsidiaries	24,079,884	23,626,269

Total assets	$41,924,898	$37,842,172

Liabilities and shareholders' equity
Current liabilities
Current maturities of long-term debt	$3,777,504	$2,671,310
Lines of credit and short term borrowings	9,432,968	6,232,943
Accounts payable	63,358	12,693
Accrued expenses and other current liabilities	164,943	236,033
Total current liabilities	13,438,773	9,152,979

Long-term debt, less current maturities	7,350,742	6,160,363
Deferred income taxes payable	4,564	5,138

Total liabilities	20,794,079	15,318,480

Shareholders' equity

Preferred stock, $.0001 par value Authorized 1,000,000 shares,206 issued at September 30, 2017 and 2016	-	-

Common stock, $.0001 par value Authorized 50,000,000 shares 14,839,836 issued and 14,239,836 outstanding at September 30, 2017 and 2016	1,484	1,484

Treasury stock, 600,000 shares at September 30, 2017 and 2016	(60)	(60)

Additional paid in capital	61,289,260	61,289,260
Retained earnings (deficit)	(40,159,865)	(38,766,992)
Total shareholders' equity	21,130,819	22,523,692
Total liabilities and shareholders' equity	$41,924,898	$37,842,172

ENERGY SERVICES OF AMERICA CORPORATION (Parent Only)

STATEMENTS OF INCOME

For the years ended September 30, 2017 and 2016

	2017	2016

General and administrative expenses	$1,360,216	$1,336,620

Net loss from operations before taxes	(1,360,216)	(1,336,620)

Other nonoperating expense	(318)	(83)
Interest expense	(753,167)	(780,376)
Interest allocation to subsidiaries	730,486	736,473

Net loss before tax	(1,383,215)	(1,380,606)

Income tax benefit	(541,844)	(515,397)

Net loss from parent	(841,371)	(865,209)

Equity in undistributed income income of subsidiaries	453,615	4,106,632

Dividends on preferred stock	(309,000)	(309,000)

Net income (loss) available to common shareholders	$(696,756)	$2,932,423

Weighted average shares outstanding- basic	14,239,836	14,239,836

Weighted average shares-diluted	14,239,836	17,673,169

Net earnings (loss) per share-basic available to common shareholders	$(0.049)	$0.206

Net earnings (loss) per share-diluted available to common shareholders	$(0.049)	$0.166

ENERGY SERVICES OF AMERICA CORPORATION (Parent Only)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended September 30, 2017 and 2016

	2017	2016
Cash flows form operating activities:
Net income (loss) available to common shareholders	$(696,756)	$2,932,423

Adjustments to reconcile net income (loss) to net cash used in operating activities
Provision for deferred taxes	(60,061)	113,725
Depreciation expense	5,552	2,120
Equity in undistributed income of subsidiaries	(453,615)	(4,106,632)
Advances from subsidiaries	(687,699)	(1,268,422)
Changes in:
(Increase) decrease in prepaid expenses	(2,016,506)	47,676
Decrease in other receivable	1,417	-
Increase (decrease) in accounts payable	50,665	(73,526)
Decrease in accrued expenses and other current liabilities	(71,090)	(89,051)
Net cash used in operating activities	(3,928,093)	(2,441,687)

Cash flows from investing activities:
Investment in property & equipment	-	(20,508)
Net cash used in investing activities	-	(20,508)

Cash flows from financing activities:
Borrowings on lines of credit and short-term debt, net of (repayments)	3,200,025	1,716,708
Principal payments on long term debt	(2,703,427)	(2,106,456)
Dividends on common stock	(696,117)	(695,367)
Proceeds from long term debt	5,000,000	3,579,023
Net cash provided by financing activities	4,800,481	2,493,908

Increase in cash and cash equivalents	872,388	31,713
Cash beginning of period	595,757	564,044
Cash end of period	$1,468,145	$595,757

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Income taxes	$1,578,334	$310,401
Interest	$753,167	$780,376
Insurance premiums financed	$3,524,350	$2,565,020
Dividends on preferred stock	$309,000	$309,000

