Form 10-Q
period 2017-12-31
Energy Services of America CORP
filed 2018-02-13
CIK 1357971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2017

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).YES ☒ NO ☐.

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

As of February 1, 2018, there were 14,239,836 outstanding shares of the Registrant’s Common Stock.

Part 1. Financial Information

Item 1. Financial Statements (Unaudited):

Energy Services of America Corporation

Consolidated Balance Sheets

	December 31,	September 30,
	2017	2017
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$5,617,845	$1,663,222
Accounts receivable-trade	16,965,466	23,140,272
Allowance for doubtful accounts	(108,771)	(108,200)
Retainages receivable	3,366,525	3,773,892
Other receivables	95,992	96,242
Costs and estimated earnings in excess of billings on uncompleted contracts	6,157,929	5,350,884
Prepaid expenses and other	3,295,374	4,044,731
Assets of discontinued operations	12,303	12,303
Total current assets	35,402,663	37,973,346

Property, plant and equipment, at cost	47,163,938	48,436,122
less accumulated depreciation	(28,630,243)	(29,243,614)
	18,533,695	19,192,508

Long-term notes receivable	137,281	137,281

Total assets	$54,073,639	$57,303,135

Liabilities and shareholders' equity
Current liabilities
Current maturities of long-term debt	$4,658,513	$4,562,918
Lines of credit and short term borrowings	9,582,199	9,432,968
Accounts payable	4,367,022	5,522,143
Accrued expenses and other current liabilities	2,822,762	4,302,611
Billings in excess of costs and estimated earnings on uncompleted contracts	2,592,090	2,173,965
Liabilities of discontinued operations	28,671	28,671
Total current liabilities	24,051,257	26,023,276

Long-term debt, less current maturities	8,464,825	9,702,483
Deferred income taxes payable	355,488	446,557
Total liabilities	32,871,570	36,172,316

Shareholders' equity

Preferred stock, $.0001 par value Authorized 1,000,000 shares, 206 issued at December 31, 2017 and September 30, 2017	-	-
Common stock, $.0001 par value Authorized 50,000,000 shares 14,839,836 issued and 14,239,836 outstanding December 31, 2017 shares and September 30, 2017	1,484	1,484

Treasury stock, 600,000 shares at December 31, 2017 and September 30, 2017	(60)	(60)

Additional paid in capital	61,289,260	61,289,260
Retained earnings (deficit)	(40,088,615)	(40,159,865)
Total shareholders' equity	21,202,069	21,130,819

Total liabilities and shareholders' equity	$54,073,639	$57,303,135

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Income

Unaudited

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2017	2016

Revenue	$32,547,603	$37,496,872

Cost of revenues	30,572,149	32,812,085

Gross profit	1,975,454	4,684,787

Selling and administrative expenses	2,009,091	2,195,610
Income (loss) from operations	(33,637)	2,489,177

Other income (expense)
Interest income	132,281	-
Other nonoperating expense	(55,124)	(71,429)
Interest expense	(295,844)	(230,969)
Gain on sale of equipment	368,705	26,990
	150,018	(275,408)

Income from continuing operations before income taxes	116,381	2,213,769

Income tax expense (benefit)	(32,119)	975,112

Income from continuing operations	148,500	1,238,657

Dividends on preferred stock	77,250	77,250

Income from continuing operations available to common shareholders	71,250	1,161,407

Income from discontinued operations net of tax expense	-	-

Net income available to common shareholders	$71,250	$1,161,407

Weighted average shares outstanding-basic	14,239,836	14,239,836

Weighted average shares-diluted	17,673,169	17,673,169

Earnings per share from continuing operations available to common shareholders	$0.005	$0.082

Earnings per share from continuing operations-diluted available to common shareholders	$0.004	$0.066

Earnings per share available to common shareholders	$0.005	$0.082

Earnings per share-diluted available to common shareholders	$0.004	$0.066

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Cash Flows

Unaudited

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2017	2016
Cash flows from operating activities:

Net income available to common shareholders	$71,250	$1,161,407

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,049,688	678,331
Gain on sale/disposal of equipment	(368,705)	(26,990)
Provision for deferred taxes	(91,069)	-
Decrease in contracts receivable	6,175,377	8,908,883
(Increase) decrease in retainage receivable	407,367	(340,937)
Decrease in other receivables	250	7,404
(Increase) decrease in cost and estimated earnings in excess of billings on uncompleted contracts	(807,045)	1,226,837
Decrease in prepaid expenses	749,357	377,825
Decrease in accounts payable	(1,155,121)	(488,641)
Decrease in accrued expenses	(1,479,849)	(2,197,051)
Increase in billings in excess of cost and estimated earnings on uncompleted contracts	418,125	581,183
Decrease in income taxes payable	-	(50,004)
Net cash provided by operating activities	4,969,625	9,838,247

Cash flows from investing activities:
Investment in property & equipment	(445,790)	(1,309,852)
Proceeds from sales of property and equipment	423,620	103,572
Net cash used in investing activities	(22,170)	(1,206,280)

Cash flows from financing activities:
Borrowings on lines of credit and short term debt, net of (repayments)	149,231	(4,732,943)
Principal payments on long term debt	(1,142,063)	(711,957)
Net cash used in financing activities	(992,832)	(5,444,900)

Increase in cash and cash equivalents	3,954,623	3,187,067
Cash beginning of period	1,675,525	3,828,093
Cash end of period	$5,630,148	$7,015,160

Supplemental schedule of noncash investing and financing activities:
Purchases of property & equipment under financing agreements	$-	$-

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$295,844	$230,969
Income taxes	$21,032	$903,116
Insurance premiums	$320,396	$232,943
Dividends paid on preferred stock	$154,500	$154,500

The Consolidated Statements of Cash Flows includes the discontinued operation, S.T. Pipeline.

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Changes in Shareholders’ Equity

For the three months ended December 31, 2017 and 2016

						Total
	Common Stock		Additional Paid	Retained	Treasury	Shareholders'
	Shares	Amount	in Capital	Earnings (deficit)	Stock	Equity

Balance at September 30, 2016	14,239,836	$1,484	$61,289,260	$(38,766,992)	$(60)	$22,523,692

Net income available to common shareholders	-	-	-	1,161,407	-	1,161,407

Balance at December 31, 2016	14,239,836	$1,484	$61,289,260	$(37,605,585)	$(60)	$23,685,099

Balance at September 30, 2017	14,239,836	$1,484	$61,289,260	$(40,159,865)	$(60)	$21,130,819

Net income available to common shareholders	-	-	-	71,250	-	71,250

Balance at December 31, 2017	14,239,836	$1,484	$61,289,260	$(40,088,615)	$(60)	$21,202,069

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION:

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

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto for the years ended September 30, 2017 and 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC on December 15, 2017. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the interim financial reporting rules and regulations of the SEC. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three months ended December 31, 2017 are not necessarily indicative of the results to be expected for the full year or any other interim period.

Principles of Consolidation

The consolidated financial statements of Energy Services include the accounts of Energy Services and its wholly owned subsidiary, C.J. Hughes and its subsidiaries, Nitro Electric, Pinnacle, and Contractors Rental. S.T. Pipeline has been shown as discontinued operations for the three months ended December 31, 2017 and 2016. All significant intercompany accounts and transactions have been eliminated in the consolidation. Unless the context requires otherwise, references to Energy Services include Energy Services and C.J. Hughes and C.J. Hughes’ subsidiaries.

Reclassifications

Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year.

2.	UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts as of December 31, 2017, and September 30, 2017 are summarized as follows:

	December 31, 2017	September 30, 2017

Costs incurred on uncompleted contracts	$106,521,267	$143,738,101

Estimated earnings, net of estimated losses	4,798,950	9,573,781
	111,320,217	153,311,882

Less billing to date	107,754,378	150,134,963

	$3,565,839	$3,176,919

Costs and estimated earnings in excess of billings on uncompleted contracts	$6,157,929	$5,350,884

Less billings in excess of costs and estimated earnings on uncompleted contracts	2,592,090	2,173,965

	$3,565,839	$3,176,919

Backlog at December 31, 2017 and September 30, 2017 was $54.2 million and $62.5 million, respectively.

3.	CLAIMS

The Company does not have any claims recorded as of December 31, 2017. Claims receivable is a component of cost and estimated earnings in excess of billing.

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

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed-rate debt to unrelated parties was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates for bank loans with similar terms and maturities. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $12.0 million at December 31, 2017 was $12.0 million.

The Company uses fair value measurements on a non-recurring basis in its assessment of goodwill and long-lived assets held and used. In accordance with its annual impairment test during the quarter ended September 30, 2012, the Company recorded a goodwill impairment charge of $36.9 million, which represented the entire amount of goodwill carried on the Company’s balance sheet. Refer to Note 4, Goodwill and Intangible Assets, of the Company’s Annual Report on Form 10-K for the year ended September 30, 2017 for further information.

5.	DISCONTINUED OPERATIONS

Due to organizational changes and operating losses incurred in fiscal year 2012, the Company decided to discontinue the operations of its wholly owned subsidiary S.T Pipeline. On May 14, 2013, the Company liquidated the operations of S.T. Pipeline and realized $1.9 million from the sale.

The Company did not have income from discontinued operations for the three months ended December 31, 2017 and 2016.

The following table shows the components of assets and liabilities that are classified as discontinued operations in the Company’s consolidated balance sheets at December 31, 2017 and at September 30, 2016.

	December 31,	September 30,
	2017	2017

Cash	$12,303	$12,303
Assets of discontinued operations-current	12,303	12,303
Total assets of discontinued operations	12,303	12,303

Accrued expenses and other current liabilities	28,671	28,671
Liabilities of discontinued operations-current	28,671	28,671
Total liabilities of discontinued operations	28,671	28,671

Net liabilities	$(16,368)	$(16,368)

The $29,000 in accrued expenses and other current liabilities at December 31, 2017 represents a reserve for any unexpected expenses that may be incurred by the discontinued operation. As of December 31, 2017, the Company had paid all debts known to exist to the unsecured creditors of the discontinued operation.

6.	EARNINGS PER SHARE

The amounts used to compute the earnings per share for the three months ended December 31, 2017 and 2016 are summarized below.

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2017	2016

Income from continuing operations	$148,500	$1,238,657

Dividends on preferred stock	77,250	77,250

Income available to common shareholders-continuing operations	$71,250	$1,161,407

Weighted average shares outstanding	14,239,836	14,239,836

Weighted average shares outstanding-diluted	17,673,169	17,673,169

Earnings per share from continuing operations available to common shareholders	$0.005	$0.082

Earnings per share from continuing operations available to common shareholders-diluted	$0.004	$0.066

Income from discontinued operations	$-	$-

Weighted average shares outstanding	14,239,836	14,239,836

Weighted average shares outstanding-diluted	17,673,169	17,673,169

Earnings per share from discontinued operations	$-	$-

Earnings per share from discontinued operations-diluted	$-	$-

Net income	$148,500	$1,238,657

Dividends on preferred stock	77,250	77,250

Net income available to common shareholders	$71,250	$1,161,407

Earnings per share available to common shareholders	$0.005	$0.082

Earnings per share available to common shareholders-diluted	$0.004	$0.066

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

The Company’s consolidated operating revenues for the three months ended December 31, 2017 were $32.5 million of which 52.7% was attributable to electrical and mechanical services, 39.3% to gas & petroleum contract work and 8.0% to water and sewer contract installations and other ancillary services. The Company had consolidated operating revenues of $37.5 million for the three months ended December 31, 2016, of which 57.5% was attributable to gas & petroleum contract work, 35.8% to electrical and mechanical contract services, and 6.7% to water and sewer contract installations and other ancillary services.

Energy Services’ customers include many of the leading companies in the industries it serves, including:

EQT Corporation

Rice Energy

Columbia Gas Transmission

Columbia Gas Distribution

Marathon Petroleum

American Electric Power

Toyota Motor Manufacturing

Bayer Chemical

Dow Chemical

Kentucky American Water

Various state, county and municipal public service districts.

The Company enters into various types of contracts, including competitive unit price, cost-plus (or time and materials basis) and fixed price (lump sum) contracts. The terms of the contracts will vary from job to job and customer to customer though most contracts are on the basis of either unit pricing, in which the Company agrees to do the work for a price per unit of work performed or for a fixed amount for the entire project. Most of the Company’s projects are completed within one year of the start of the work. On occasion, the Company’s customers will require the posting of performance and/or payment bonds upon execution of the contract, depending upon the nature of the work performed. The Company generally recognizes revenue on unit price and cost-plus contracts when units are complete, or services are performed. Fixed price contracts usually result in recording revenues as work on the contract progresses on a percentage of completion basis. Under this accounting method, revenue is recognized based on the percentage of total costs incurred to date in proportion to total estimated costs at completion. Many contracts also include retention provisions under which a percentage of the contract price is withheld until the project is complete and has been accepted by the customer.

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

On September 16, 2015, the Company entered into a $2.5 million Non-Revolving Note agreement with United Bank, Inc. This six-year agreement gave the Company access to a $2.5 million line of credit (“Equipment Line of Credit”), specifically for the purchase of equipment, for the period of one year with an interest rate of 5.0%. After the first year, all borrowings against the Equipment Line of Credit will be converted to a five-year term note agreement with an interest rate of 5.0%. As of December 31, 2017, the Company had borrowed $2.46 million against this line of credit and made principal payments of $558,000.

On March 21, 2017, the Company entered into a financing agreement (“Operating Line of Credit (2017)”) with United Bank, Inc. to provide the Company with a $15.0 million revolving line of credit. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%. The effective date of this agreement was February 27, 2017 and it replaced the $15.0 million revolving line of credit (“Operating Line of Credit (2016)”) entered into with United Bank, Inc. effective February 27, 2016. The Company had borrowed $1.5 million against Operating Line of Credit (2016) at December 31, 2016, which was repaid in January 2017. The Company had borrowed $9.6 million against the Operating Line of Credit (2017) as of December 31, 2017. Subsequent to December 31, 2017 and prior to this Form 10-Q filing, the Company repaid $4.0 million against Operating Line of Credit (2017).

On June 28, 2017, the Company entered into a $5.0 million Non-Revolving Note agreement with United Bank, Inc. This five-year agreement gave the Company access to a $5.0 million line of credit (“Equipment Line of Credit 2017”), specifically for the purchase of equipment, for a period of three months with an interest rate of 4.99%. After three months, all borrowings against the Equipment Line of Credit 2017 were converted to a five-year term note agreement with an interest rate of 4.99%. As of December 31, 2017, the Company had borrowed $5.0 million against this line of credit and made principal payments of $235,000.

First Quarter Overview

The following is an overview of results from operations for the three months ended December 31, 2017 and 2016.

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2017	2016

Revenue	$32,547,603	$37,496,872

Cost of revenues	30,572,149	32,812,085

Gross profit	1,975,454	4,684,787

Selling and administrative expenses	2,009,091	2,195,610
Income (loss) from operations	(33,637)	2,489,177

Other income (expense)
Interest income	132,281	-
Other nonoperating income (expense)	(55,124)	(71,429)
Interest expense	(295,844)	(230,969)
Gain on sale of equipment	368,705	26,990
	150,018	(275,408)

Income from continuing operations before income taxes	116,381	2,213,769

Income tax expense (benefit)	(32,119)	975,112

Income from continuing operations	148,500	1,238,657

Dividends on preferred stock	77,250	77,250

Income from continuing operations available to common shareholders	71,250	1,161,407

Weighted average shares outstanding-basic	14,239,836	14,239,836

Weighted average shares-diluted	17,673,169	17,673,169

Earnings per share from continuing operations available to common shareholders	$0.005	$0.082

Earnings per share from continuing operations available to common shareholders-diluted	$0.004	$0.066

Results of Operations for the Three Months Ended December 31, 2017 Compared to the Three Months Ended December 31, 2016

Revenues. Total revenues from continuing operations decreased by $5.0 million or 13.2% to $32.5 million for the three months ended December 31, 2017 from $37.5 million for the same period in 2016. The decrease was primarily attributable to an $8.8 million revenue decrease in petroleum and gas work, partially offset by a $3.7 million revenue increase in electrical and mechanical services, and a $100,000 revenue increase in water and sewer projects and other ancillary services. Due to a shortage of qualified labor and the extended schedules on the projects noted in “Major Projects with Losses” below, the Company was not able to secure additional transmission pipeline work in the quarters ended September 30, 2017 and December 31, 2017. This also affected “Cost of Revenues” and “Gross Profit” below. The Company had no revenue from discontinued operations for the three months ended December 31, 2017 and 2016.

Cost of Revenues. Total cost of revenues from continuing operations decreased by $2.2 million or 6.8% to $30.6 million for the three months ended December 31, 2017 from $32.8 million for the same period in 2016. The decrease was primarily attributable to a $6.6 million cost decrease in petroleum and gas work, and a $200,000 cost decrease in water and sewer projects and other ancillary services, partially offset by a $3.7 million cost increase in electrical and mechanical services, and a $900,000 cost increase in equipment and tool shop operations not allocated to projects. There was no cost of revenues from discontinued operations for the three months ended December 31, 2017 and 2016.

Gross Profit. Total gross profit from continuing operations decreased by $2.7 million or 57.8% to $2.0 million for the three months ended December 31, 2017, from $4.7 million for the same period in 2016. The decrease was primarily attributable to a $2.1 million gross profit decrease in petroleum and gas work, and a $900,000 gross profit decrease related to equipment and tool shop operations costs not allocated to projects, partially offset by a $300,000 gross profit increase in water and sewer projects and other ancillary services, and a $50,000 gross profit increase in electrical and mechanical services. There were no gross profits from discontinued operations for the three months ended December 31, 2017 and 2016.

Selling and administrative expenses. Total selling and administrative expenses from continuing operations decreased by $200,000 or 8.5% to $2.0 million for the three months ended December 31, 2017 from $2.2 million for the same period in 2016. There were no selling and administrative expenses for discontinued operations for the three months ended December 31, 2017 and 2016. The Company believes that any ongoing costs associated with closing discontinued operations will be immaterial.

Interest Expense. Interest expense increased by $65,000 or 28.1% to $296,000 for the three months ended December 31, 2017 from $231,000 for the same period in 2016. This increase was primarily due to interest expense on the Equipment Line of Credit (2017).

Net Income. Income from continuing operations before income taxes was $116,000 for the three months ended December 31, 2017, compared to $2.2 million for the same period in 2016. The decrease was due to the items mentioned above. There was no income from discontinued operations for the three months ended December 31, 2017 and 2016.

Income tax benefit for the three months ended December 31, 2017 was $32,000 compared to income tax expense of $975,000 for the same period in 2016. The decrease in income tax expense was primarily due to the decrease in income from continuing operations before income taxes. The income tax benefit for the three months ended December 31, 2017 was also due to the decrease in the federal corporate income tax rate and a tax benefit generated from adjusting the Company’s deferred tax asset and liability amounts. The effective income tax rate for the three months ended December 31, 2017 was (27.6%), as compared to 44.0% for the same period in 2016. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income and non-deductible expenses.

The US Tax Cuts and Jobs Act of 2017 (the “Act”) was enacted in December 2017. As a result, the top corporate income tax rate was reduced from 35% to 21% beginning with tax years after December 31, 2017. As a fiscal year filer, the Act will require the Company to use a “blended” tax rate for fiscal year 2018. Beginning with fiscal year 2019, the Company’s federal tax rate will be 21%. The Company’s deferred tax asset and liability were calculated at the 21% rate at December 31, 2017. This resulted in a $200,000 tax benefit due to the Company having a net deferred tax liability at December 31, 2017.

Accrued dividends on preferred stock for the three months ended December 31, 2017 and 2016 were $77,000.

Net income available to common shareholders for the three months ended December 31, 2017 was $71,000, compared to $1.2 million for the same period in 2016.

Major Projects with Losses

The Company had two pipeline projects (“Project A” and “Project B”), both started in April 2017, that recognized an estimated combined loss of $5.0 million at September 30, 2017 and an estimated loss of $272,000 for the three months ended December 31, 2017. The projects were completed during the first quarter of fiscal year 2018 except for final clean up scheduled for Spring 2018. The Company believes the total projected loss has been reflected as of December 31, 2017.

Project A had an estimated contract value of $9.5 million to install 19,000 feet of 24” pipe, 3,400 feet of 16” pipe, and 600 feet of 8” pipe. At December 31, 2017, the Company had recognized a $3.3 million loss on this project. Project B had an estimated contract value of $4.5 million to install 14,600 feet of 16” steel pipe. At December 31, 2017, the Company had recognized a $2.0 million loss on this project. Losses on both projects were primarily due to daily production significantly below historical results. The inefficient production was due to a shortage of qualified labor during an extremely busy time in the pipeline industry and more inclement weather than was estimated for the projects. This led to greater labor expense and longer project schedules than was estimated on the projects. A summary of the projects is below:

	Earned	Cost of	Gross
	Revenue	Revenues	Loss
At September 30, 2017
Project A	$8,429,838	$11,507,538	$(3,077,700)
Project B	5,054,534	6,931,887	(1,877,353)
Total	$13,484,372	$18,439,425	$(4,955,053)

Three Month Ended December 31, 2017
Project A	$1,886,499	$2,059,683	$(173,184)
Project B	-	99,315	(99,315)
Total	$1,886,499	$2,158,998	$(272,499)

Projects to Date
Project A	$10,316,337	$13,567,221	$(3,250,884)
Project B	5,054,534	7,031,202	(1,976,668)
Total	$15,370,871	$20,598,423	$(5,227,552)

Comparison of Financial Condition at December 31, 2017 and September 30, 2017

The Company had total assets of $54.1 million at December 31, 2017, a decrease of $3.2 million from the prior fiscal year end balance of $57.3 million. Accounts receivable, which totaled $17.0 million at December 31, 2017, decreased by $6.1 million from the prior fiscal year end balance of $23.1 million. The decrease was due to projects nearing completion at December 31, 2017 or completed during the quarter ended December 31, 2017. The Company also had net fixed assets of $18.5 million at December 31, 2017, a decrease of $700,000 from prior fiscal year end balance of $19.2 million. This decrease was due to depreciation of $1.0 million and a net fixed asset disposal of $100,000 after reducing accumulated depreciation, partially offset by equipment acquisitions of $400,000. Retainages receivable totaled $3.4 million at December 31, 2017, a decrease of $400,000 from the prior fiscal year end balance of $3.8 million. The majority of retainages receivable is expected to be collected in the Company’s second and third quarters of fiscal year 2018. Cash and cash equivalents totaled $5.6 million at December 31, 2017, an increase of $3.9 million from the prior fiscal year end balance of $1.7 million. This increase was primarily due to the decrease in accounts receivable, partially offset by the decrease in accounts payable and accrued expenses and other liabilities. Estimated earnings in excess of billings on uncompleted contracts totaled $6.2 million at December 31, 2017, an increase of $800,000 from the prior fiscal year end balance of $5.4 million. The increase was due to a difference in the timing of project billings at December 31, 2017 compared to December 31, 2016.

The Company had total liabilities of $32.9 million at December 31, 2017, a decrease of $3.3 million from the prior fiscal year end balance of $36.2 million. Accounts payable and accrued expenses totaled $7.2 million at December 31, 2017, a decrease of $2.6 million from the prior fiscal year end balance of $9.8 million. Long-term debt totaled $8.5 million at December 31, 2017, a decrease of $1.2 million from the prior fiscal year end balance of $9.7 million. The decrease in long-term debt was due to principal repayments on debt. Deferred tax liabilities totaled $360,000 at December 31, 2017, a decrease of $90,000 from the prior fiscal year end balance of $450,000. The decrease was due to the reduction of the federal corporate tax rate as noted above. Billings in excess of cost and estimated earnings on uncompleted contracts totaled $2.6 million at December 31, 2017, an increase of $400,000 from the prior year end total of $2.2 million. The increase was due to a difference in the timing of project billings at December 31, 2017 compared to December 31, 2016. Lines of credit and short-term borrowings totaled $9.6 million at December 31, 2017, an increase of $150,000 from the prior fiscal year end balance of $9.4 million. Current maturities of long-term debt totaled $4.7 million at December 31, 2017, an increase of $100,000 from the prior fiscal year end balance of $4.6 million.

Shareholders’ equity was $21.2 million at December 31, 2017, an increase of $71,000 from the prior fiscal year end balance of $21.1 million. This increase was due to the net income available to common shareholders of $71,000 for the three months ended December 31, 2017.

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

This modification applied as of June 30, 2014, as well as for future periods.  The Company was in compliance with, or obtained a waiver for, all loan covenants at December 31, 2017.

On December 16, 2014, the Company’s Nitro Electric subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 monthly. The interest rate on this loan agreement is 4.75% with monthly payments of $7,800. The interest rate on this note is subject to change from time to time based on changes in an independent index, The U.S. Treasury yield, adjusted to a constant maturity of three years as published by the Federal Reserve weekly.

On September 16, 2015, the Company entered into a $1.2 million 41-month term note agreement with United Bank, Inc. to refinance the five-year term note agreement with First Guaranty Bank. The agreement has an interest rate of 5.0% and is subject to the terms of the January 31, 2014 Term Note agreement discussed above.

On September 16, 2015, the Company entered into a $2.5 million Non-Revolving Note agreement with United Bank, Inc. This six-year agreement gave the Company access to a $2.5 million line of credit (“Equipment Line of Credit”), specifically for the purchase of equipment, for the period of one year with an interest rate of 5.0%. After the first year, all borrowings against the Equipment Line of Credit will be converted to a five-year term note agreement with an interest rate of 5.0%. This agreement is subject to the terms of the January 31, 2014 Term Note agreement discussed above. At December 31, 2017, the Company had borrowed $2.46 million against this line of credit and made principal payments of $558,000.

On November 13, 2015, the Company entered into a 10-year $1.1 million loan agreement with United Bank, Inc. to purchase the fabrication shop and property Nitro Electric had previously been leasing for $12,900 each month. The interest rate on the new loan agreement is 4.25% with monthly payments of $11,500.

On June 28, 2017, the Company entered into a $5.0 million Non-Revolving Note agreement with United Bank, Inc. This five-year agreement gave the Company access to a $5.0 million line of credit (“Equipment Line of Credit 2017”), specifically for the purchase of equipment, for a period of three months with an interest rate of 4.99%. After three months, all borrowings against the Equipment Line of Credit 2017 were converted to a five-year term note agreement with an interest rate of 4.99%. As of December 31, 2017, the Company had borrowed $5.0 million against this line of credit and made principal payments of $235,000.

Operating Line of Credit

On March 21, 2017, the Company entered into a financing agreement (“Operating Line of Credit (2017)”) with United Bank, Inc. to provide the Company with a $15.0 million revolving line of credit. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%. The effective date of this agreement was February 27, 2017 and it replaced the $15.0 million revolving line of credit (“Operating Line of Credit (2016)”) entered into with United Bank, Inc. effective February 27, 2016. The Company had borrowed $1.5 million against Operating Line of Credit (2016) at December 31, 2016, which was repaid subsequent to December 31, 2016. The Company had borrowed $9.6 million against the Operating Line of Credit (2017) as of December 31, 2017. Subsequent to December 31, 2017 and prior to this Form 10-Q filing, the Company repaid $4.0 million against Operating Line of Credit (2017).

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

The Company was in compliance with, or obtained a waiver for, all covenants and additional requirements for the $15.0 million Operating Line of Credit (2017) at December 31, 2017.

Off-Balance Sheet Arrangements

Due to the nature of our industry, we often enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Though for the most part not material in nature, some of these are:

Leases

Our work often requires us to lease various equipment, vehicles, and facilities. These leases usually are short-term in nature, with duration of two year or less, though at times we may enter into longer term leases when warranted. By leasing, we are able to reduce our capital outlay requirements for equipment, vehicles and facilities that we may only need for short periods of time. As of December 31, 2017, the Company had operating lease commitments of $194,000 with various expiration dates through March 2020.

Letters of Credit

Certain of our customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors and vendors on various customer projects. At December 31, 2017, the Company did not have any letters of credit outstanding.

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

Depending upon the size and conditions of a contract, the Company may be required to post letters of credit or other collateral in favor of the insurer. Posting of these letters or other collateral will reduce our borrowing capabilities. The Company does not anticipate any claims against outstanding performance bonds in the foreseeable future. At December 31, 2017, the Company had $10.5 million in performance bonds outstanding.

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

The Company had two customers that exceeded 10.0% of revenues for the three months ended December 31, 2017. The two customers, Marathon Petroleum and Toyota Motor Manufacturing, represented 20.5% and 19.7% of revenues, respectively. The Company had two customers, Marathon Petroleum and Toyota Motor Manufacturing, which represented 20.8% and 10.5% of receivables net of retention, respectively, at December 31, 2017. The Company had two customers that exceeded 10.0% of revenues for the three months ended December 31, 2016. The two customers, Marathon Petroleum and EQT, represented 24.5% and 19.2% of revenues, respectively. The Company had two customers, Marathon Petroleum and Alcon Research, which represented 21.3% and 12.4% of receivables net of retention, respectively, at December 31, 2016.

The Company’s consolidated operating revenues for the three months ended December 31, 2017 were $32.5 million of which 52.7% was attributable to electrical and mechanical services, 39.3% to gas & petroleum contract work and 8.0% to water and sewer contract installations and other ancillary services. The Company had consolidated operating revenues of $37.5 million for the three months ended December 31, 2016, of which 57.5% was attributable to gas & petroleum contract work, 35.8% to electrical and mechanical contract services, and 6.7% to water and sewer contract installations and other ancillary services.

Litigation

The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At December 31, 2017, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

On December 16, 2014, the Company’s Nitro Electric subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 each month. Mr. Douglas Reynolds, President of Energy Services, is a director and secretary of First Bank of Charleston. Mr. Nester Logan and Mr. Samuel Kapourales, directors of Energy Services, are also directors of First Bank of Charleston. The interest rate on the new loan agreement is 4.75% with monthly payments of $7,800. As of December 31, 2017, we have paid approximately $85,000 in principal and approximately $126,000 in interest since the beginning of the loan.

There were no new material related party transactions during the three months ended December 31, 2017.

Inflation

Due to relatively low levels of inflation during the three months ended December 31, 2017 and 2016, inflation did not have a significant effect on our results.

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

Self-Insurance. The Company carries workers’ compensation, general liability and automobile insurance through a captive insurance company. While the Company believes that this arrangement has been beneficial in reducing and stabilizing insurance costs, the Company does have to maintain a restricted cash account to guarantee payments of premiums. That restricted account had a balance of $2.1 million as of December 31, 2017 and is classified as “Prepaid expenses and other” on the Company’s Consolidated Balance Sheets. Should the Company experience severe losses over an extended period, it could have a detrimental effect on the Company, notwithstanding the captive insurance company.

Accounts Receivable and Provision for Doubtful Accounts. The Company provides an allowance for doubtful accounts when collection of an account is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates relating to factors such as a customer’s access to capital, the customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. While most of our customers are large well capitalized companies, should they experience material changes in their revenues and cash flows or incur other difficulties and become unable to pay the amounts owed, this could cause reduced cash flows and losses in excess of our current reserves. At December 31, 2017, management concluded that the allowance for doubtful accounts was adequate.

Outlook

The following statements are based on current expectations. These statements are forward looking, and actual results may differ materially.

The Company prepares weekly cash forecasts for our own benefit and for submission to our lenders. We anticipate that our current cash and the cash to be generated from collection of our receivables along with the existing Operating Line of Credit (2017), or subsequent renewal, with United Bank, Inc. will be adequate to meet our cash needs for the Company’s 2018 fiscal year. The Company may borrow against the line of credit provided it meets certain borrowing base requirements, with $15.0 million being the maximum allowed. If the Company has borrowed more than the borrowing base allows, the Company must repay the excess borrowings to United Bank, Inc. As of December 31, 2017, the Company had borrowings of $9.6 million against the Operating Line of Credit (2017). The Operating Line of Credit (2017) expires on February 27, 2018; however, the Company expects to sign a one-year renewal with United Bank, Inc. with the same terms as the current agreement.

Currently, the Company is experiencing increased demand for its services. However, with potential economic uncertainties the demand for our customers’ projects could wane and their ability to fund planned projects could be reduced. Also, a shortage of qualified labor could lead to inefficient production and could make bidding and managing projects more difficult. The Company’s backlog at December 31, 2017 was $54.2 million. While adding additional projects appears likely, no assurances can be given that the Company will be successful in bidding on projects that become available. Moreover, even if the Company obtains contracts, there can be no guarantee that the projects will go forward.

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

There has been no change in Energy Services of America Corporation’s internal control over financial reporting during Energy Services of America Corporation’s first quarter of fiscal year 2018 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At December 31, 2017, we do not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. Risk Factors

Please see the information disclosed in the “Risk Factors” section of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on December 15, 2017. There have been no material changes to the risk factors since the filing of the Annual Report on Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of equity securities during the period covered by the report.

(b) None.

(c) Energy Services of America Corporation did not repurchase any shares of its common stock during the three months ended December 31, 2017.

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

ENERGY SERVICES OF AMERICA CORPORATION

Date: February 13, 2018	By:	/s/ Douglas V. Reynolds
Douglas V. Reynolds
Chief Executive Officer

Date: February 13, 2018	By:	/s/ Charles P. Crimmel
Charles P. Crimmel
Chief Financial Officer

