Form 10-Q
period 2018-03-31
Energy Services of America CORP
filed 2018-05-14
CIK 1357971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

As of May 1, 2018, there were 14,239,836 outstanding shares of the Registrant’s Common Stock.

Part 1. Financial Information

Item 1. Financial Statements (Unaudited):

Energy Services of America Corporation

Consolidated Balance Sheets

	March 31,	September 30,
	2018	2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,841,953	$1,663,222
Accounts receivable-trade	12,146,234	23,140,272
Allowance for doubtful accounts	(108,771)	(108,200)
Retainages receivable	1,354,679	3,773,892
Other receivables	98,701	96,242
Costs and estimated earnings in excess of billings on uncompleted contracts	5,697,269	5,350,884
Prepaid expenses and other	5,072,833	4,044,731
Assets of discontinued operations	12,303	12,303
Total current assets	27,115,201	37,973,346

Property, plant and equipment, at cost	47,609,657	48,436,122
less accumulated depreciation	(29,616,656)	(29,243,614)
Total fixed assets	17,993,001	19,192,508

Long-term notes receivable	137,281	137,281

Total assets	$45,245,483	$57,303,135

Liabilities and shareholders' equity
Current liabilities
Current maturities of long-term debt	$4,470,279	$4,562,918
Lines of credit and short term borrowings	4,859,188	9,432,968
Accounts payable	2,887,144	5,522,143
Accrued expenses and other current liabilities	2,524,304	4,302,611
Billings in excess of costs and estimated earnings on uncompleted contracts	2,667,983	2,173,965
Liabilities of discontinued operations	28,671	28,671
Total current liabilities	17,437,569	26,023,276

Long-term debt, less current maturities	7,504,712	9,702,483
Deferred income taxes payable	125,958	446,557
Total liabilities	25,068,239	36,172,316

Shareholders' equity

Preferred stock, $.0001 par value Authorized 1,000,000 shares, 206 issued for March 31, 2018 and September 30, 2017	-	-
Common stock, $.0001 par value Authorized 50,000,000 shares 14,839,836 issued and 14,239,836 outstanding for March 31, 2018 shares and September 30, 2017	1,484	1,484

Treasury stock, 600,000 shares at March 31, 2018 and September 30, 2017	(60)	(60)

Additional paid in capital	61,289,260	61,289,260
Retained earnings (deficit)	(41,113,440)	(40,159,865)
Total shareholders' equity	20,177,244	21,130,819

Total liabilities and shareholders' equity	$45,245,483	$57,303,135

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Income

Unaudited

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2018	2017	2018	2017

Revenue	$23,093,033	$25,371,605	$55,640,636	$62,868,477

Cost of revenues	22,036,935	23,859,453	52,609,084	56,671,538

Gross profit	1,056,098	1,512,152	3,031,552	6,196,939

Selling and administrative expenses	1,956,356	1,939,278	3,965,447	4,134,888
Income (loss) from operations	(900,258)	(427,126)	(933,895)	2,062,051

Other income (expense)
Interest income	61	-	132,342	-
Other nonoperating expense	(47,023)	(40,231)	(102,147)	(111,660)
Interest expense	(243,708)	(143,546)	(539,552)	(374,515)
Gain on sale of equipment	19,670	41,841	388,375	68,831
	(271,000)	(141,936)	(120,982)	(417,344)

Income (loss) before income taxes	(1,171,258)	(569,062)	(1,054,877)	1,644,707

Income tax expense (benefit)	(223,683)	(256,523)	(255,802)	718,589

Net income (loss)	(947,575)	(312,539)	(799,075)	926,118

Dividends on preferred stock	77,250	77,250	154,500	154,500

Net income (loss) available to common shareholders	$(1,024,825)	$(389,789)	$(953,575)	$771,618

Weighted average shares outstanding-basic	14,239,836	14,239,836	14,239,836	14,239,836

Weighted average shares-diluted	14,239,836	14,239,836	14,239,836	17,673,169
Earnings (loss) per share from continuing operations available to common shareholders	$(0.072)	$(0.027)	$(0.067)	$0.054

Earnings (loss) per share from continuing operations-diluted available to common shareholders	$(0.072)	$(0.027)	$(0.067)	$0.044

Earnings (loss) per share available to common shareholders	$(0.072)	$(0.027)	$(0.067)	$0.054

Earnings (loss) per share-diluted available to common shareholders	$(0.072)	$(0.027)	$(0.067)	$0.044

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Cash Flows

Unaudited

	Six Months Ended	Six Months Ended
	March 31,	March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(799,075)	$926,118

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation expense	2,114,346	1,406,151
Gain on sale/disposal of equipment	(388,375)	(68,831)
Provision for deferred taxes	(320,599)	92,000
Decrease in contracts receivable	10,994,609	12,487,429
Decrease (increase) in retainage receivable	2,419,213	(560,318)
(Increase) decrease in other receivables	(2,459)	6,787
(Increase) decrease in cost and estimated earnings in excess of billings on uncompleted contracts	(346,385)	1,630,865
Increase in prepaid expenses	(1,028,102)	(2,498,964)
Decrease in accounts payable	(2,634,999)	(1,356,188)
Decrease in accrued expenses	(1,778,307)	(1,664,100)
Increase (decrease) in billings in excess of cost and estimated earnings on uncompleted contracts	494,018	(606,334)
Decrease in income taxes payable	-	(890,526)
Net cash provided by operating activities	8,723,885	8,904,089

Cash flows from investing activities:
Investment in property and equipment	(969,804)	(3,119,369)
Proceeds from sales of property and equipment	443,340	162,573
Net cash used in investing activities	(526,464)	(2,956,796)

Cash flows from financing activities:
Borrowings on lines of credit and short term debt, net of (repayments)	(4,573,780)	(3,990,175)
Preferred dividends paid	(154,500)	(154,500)
Principal payments on long term debt	(2,290,410)	(1,442,848)
Net cash used in financing activities	(7,018,690)	(5,587,523)

Increase in cash and cash equivalents	1,178,731	359,770
Cash beginning of period	1,675,525	3,828,093
Cash end of period	$2,854,256	$4,187,863

Supplemental schedule of noncash investing and financing activities:
Insurance premiums financed	$3,130,859	$3,524,350
Accrued dividends on preferred stock	$154,500	$154,500

Supplemental disclosures of cash flows information:

Cash paid during the year for:
Interest	$539,552	$374,515
Income taxes	$21,357	$1,139,306

The Consolidated Statements of Cash Flows includes the discontinued operation, S.T. Pipeline.

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Changes in Shareholders’ Equity

For the six months ended March 31, 2018 and 2017

						Total
	Common Stock		Additional Paid	Retained	Treasury	Shareholders'
	Shares	Amount	in Capital	Earnings (deficit)	Stock	Equity

Balance at September 30, 2016	14,239,836	$1,484	$61,289,260	$(38,766,992)	$(60)	$22,523,692

Net income	-	-	-	926,118	-	926,118

Accrued preferred dividends	-	-	-	(154,500)	-	(154,500)

Balance at March 31, 2017	14,239,836	$1,484	$61,289,260	$(37,995,374)	$(60)	$23,295,310

Balance at September 30, 2017	14,239,836	$1,484	$61,289,260	$(40,159,865)	$(60)	$21,130,819

Net loss	-	-	-	(799,075)	-	(799,075)

Accrued preferred dividends	-	-	-	(154,500)	-	(154,500)

Balance at March 31, 2018	14,239,836	$1,484	$61,289,260	$(41,113,440)	$(60)	$20,177,244

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

Wholly owned subsidiary C.J. Hughes is a general contractor primarily engaged in pipeline construction for utility companies. C.J. Hughes operates primarily in the mid-Atlantic region of the United States. Contractors Rental Corporation (“Contractors Rental”), a wholly owned subsidiary of C.J. Hughes provides union building trade employees for projects managed by C.J. Hughes. Nitro Construction Services, Inc. (“Nitro”), a wholly owned subsidiary of C. J. Hughes, is an electrical and mechanical contractor that provides its services to the power, chemical and automotive industries. Nitro operates primarily in the mid-Atlantic region of the United States. Pinnacle Technical Solutions, Inc. (“Pinnacle”), a wholly owned subsidiary of Nitro, operates as a data storage facility within Nitro’s office building. Pinnacle is supported by Nitro and has no employees of its own. All of the C.J. Hughes, Nitro, and Contractors Rental production personnel are union members of various related construction trade unions and are subject to collective bargaining agreements that expire at varying time intervals. S.T. Pipeline engaged in the construction of natural gas pipelines for utility companies in various states, mostly in the mid-Atlantic area of the country. On May 14, 2013, the Company liquidated the operations of S.T. Pipeline and realized $1.9 million from the sale of assets. The financial position and results of operations of S.T. Pipeline have been presented as discontinued operations in the accompanying financial statements for all presented periods.

The Company’s stock is quoted under the symbol “ESOA” on the OTC QB market place operated by the OTC Markets Group.

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto for the years ended September 30, 2017 and 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC on December 15, 2017. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the interim financial reporting rules and regulations of the SEC. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and six months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year or any other interim period.

Principles of Consolidation

The consolidated financial statements of Energy Services include the accounts of Energy Services and its wholly owned subsidiary, C.J. Hughes and its subsidiaries, Nitro, Pinnacle, and Contractors Rental. S.T. Pipeline has been shown as discontinued operations for the three and six months ended March 31, 2018 and 2017. All significant intercompany accounts and transactions have been eliminated in the consolidation. Unless the context requires otherwise, references to Energy Services include Energy Services and C.J. Hughes and C.J. Hughes’ subsidiaries.

Reclassifications

Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year.

2. UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts as of March 31, 2018 and September 30, 2017 are summarized as follows:

	March 31, 2018	September 30, 2017

Costs incurred on uncompleted contracts	$122,803,569	$143,738,101

Estimated earnings, net of estimated losses	7,096,048	9,573,781
	129,899,617	153,311,882

Less billing to date	126,870,331	150,134,963
	$3,029,286	$3,176,919

Costs and estimated earnings in excess of billings on uncompleted contracts	$5,697,269	$5,350,884

Less billings in excess of costs and estimated earnings on uncompleted contracts	2,667,983	2,173,965
	$3,029,286	$3,176,919

Backlog at March 31, 2018 and September 30, 2017 was $55.1 million and $62.5 million, respectively. In April 2018, the company was awarded a transmission pipeline project valued at $47.0 million. This project is not included in the March 31, 2018 backlog.

3. CLAIMS

The Company does not have any claims recorded as of March 31, 2018. Claims receivable is a component of cost and estimated earnings in excess of billing.

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

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed-rate debt to unrelated parties was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates for bank loans with similar terms and maturities. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $13.2 million at March 31, 2018 was $13.1 million.

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

The Company did not have income from discontinued operations for the three and six months ended March 31, 2018 and 2017.

The following table shows the components of assets and liabilities that are classified as discontinued operations in the Company’s consolidated balance sheets at March 31, 2018 and September 30, 2017.

	March 31,	September 30,
	2018	2017

Cash	$12,303	$12,303
Assets of discontinued operations-current	12,303	12,303
Total assets of discontinued operations	12,303	12,303

Accrued expenses and other current liabilities	28,671	28,671
Liabilities of discontinued operations-current	28,671	28,671
Total liabilities of discontinued operations	28,671	28,671

Net liabilities	$(16,368)	$(16,368)

The $29,000 in accrued expenses and other current liabilities at March 31, 2018 represents a reserve for any unexpected expenses that may be incurred by the discontinued operation. As of March 31, 2018, the Company had paid all debts known to exist to the unsecured creditors of the discontinued operation.

6. EARNINGS PER SHARE

The amounts used to compute the earnings per share for the three and six months ended March 31, 2018 and 2017 are summarized below.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2018	2017	2018	2017

Income (loss) from continuing operations	$(947,575)	$(312,539)	$(799,075)	$926,118

Dividends on preferred stock	77,250	77,250	154,500	154,500

Income (loss) available to common shareholders-continuing operations	$(1,024,825)	$(389,789)	$(953,575)	$771,618

Weighted average shares outstanding	14,239,836	14,239,836	14,239,836	14,239,836

Weighted average shares outstanding-diluted	14,239,836	14,239,836	14,239,836	17,673,169

Earnings (loss) per share from continuing operations available to common shareholders	$(0.072)	$(0.027)	$(0.067)	$0.054

Earnings (loss) per share from continuing operations available to common shareholders-diluted	$(0.072)	$(0.027)	$(0.067)	$0.044

Income from discontinued operations	$-	$-	$-	$-

Weighted average shares outstanding	14,239,836	14,239,836	14,239,836	14,239,836

Weighted average shares outstanding-diluted	14,239,836	14,239,836	14,239,836	17,673,169

Earnings per share from discontinued operations	$-	$-	$-	$-

Earnings per share from discontinued operations-diluted	$-	$-	$-	$-

Net income (loss)	$(947,575)	$(312,539)	$(799,075)	$926,118

Dividends on preferred stock	77,250	77,250	154,500	154,500

Net income (loss) available to common shareholders	$(1,024,825)	$(389,789)	$(953,575)	$771,618

Earnings (loss) per share available to common shareholders	$(0.072)	$(0.027)	$(0.067)	$0.054

Earnings (loss) per share available to common shareholders-diluted	$(0.072)	$(0.027)	$(0.067)	$0.044

7. INCOME TAXES

The components of income taxes are as follows:

	Six months ended March 31,
	2018	2017

Federal
Current	$(152,484)	$534,767
Deferred	(63,045)	75,371
Total	(215,529)	610,138

State
Current	(63,716)	96,539
Deferred	23,443	11,912
Total	(40,273)	108,451

Total income tax expense (benefit)	$(255,802)	$718,589

The income tax effects of temporary differences giving rise to the deferred tax assets and liabilities are as follows:

	March 31,	September 30,
	2018	2017

Deferred income tax assets

Long-term
Net operating loss carryforward	$461,602	$180,605
Other deferred assets	861,284	1,213,461
Total deferred income tax assets	1,322,886	1,394,066

Continuing operations	1,322,886	1,394,066
Total deferred income tax assets	1,322,886	1,394,066

Deferred income tax liabilities

Long-term
Property and equipment	$1,471,216	$1,857,088
Other deferred liabilities	(22,372)	(16,465)
Total deferred income tax liabilities-LT	1,448,844	1,840,623

Continuing operations	1,448,844	1,840,623
Total deferred income tax liabilities-LT	1,448,844	1,840,623

Net deferred income tax liabilities	$125,958	$446,557

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

8. SHORT-TERM AND LONG-TERM DEBT

A summary of short-term and long-term debt as of March 31, 2018 and September 30, 2017 is as follows:

	March 31,	September 30,
	2018	2017

Line of credit payable to bank, monthly interest at 4.99%, final payment due by February 27, 2018.	$2,582,199	$9,112,572
Renewal signed on March 21, 2018 to extend until February 27, 2019.

Notes payable to finance companies, due in monthly installments totaling $63,673 including interest ranging from 1.0% to 10.09%, final payments due through April 2018 to June 2019, secured by equipment.	1,659,466	2,042,524

Note payable to finance company for insurance premiums financed, due in monthly installments totaling $288,581 in 2018 and $320,396 in 2017, including interest rate at 2.77%, final payment due October 2018.	2,276,989	320,396

Notes payable to bank, due in monthly installments totaling $7,799, including interest at 4.75%, final payment due November 2034 secured by building and property.	1,074,469	1,094,631

Notes payable to bank, due in monthly installments totaling $11,506, including interest at 5.0%, final payment due November 2025 secured by building and property.	900,545	949,481

Notes payable to bank, due in monthly installments totaling $172,473, including interest at 6.5%, final payment due February 2019 secured by equipment.	1,694,649	2,655,515

Notes payable to bank, due in monthly installments totaling $30,914, including interest at 5.0%, final payment due February 2019 secured by equipment.	332,961	507,507

Notes payable to bank, due in monthly installments totaling $94,333, including interest at 4.99%, final payment due September 2022 secured by equipment.	4,527,648	5,000,000

Notes payable to bank, due in monthly installments totaling $46,405, including interest at 5.00%, final payment due September 2021 secured by equipment.	1,785,253	2,015,743

Total debt	16,834,179	23,698,369

Less current maturities	9,329,467	13,995,886

Total long term debt	$7,504,712	$9,702,483

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

Wholly owned subsidiary C.J. Hughes is a general contractor primarily engaged in pipeline construction for utility companies. C.J. Hughes operates primarily in the mid-Atlantic region of the United States. Contractors Rental Corporation (“Contractors Rental”), a wholly owned subsidiary of C.J. Hughes provides union building trade employees for projects managed by C.J. Hughes. Nitro Construction Services, Inc. (“Nitro”), a wholly owned subsidiary of C. J. Hughes, is an electrical and mechanical contractor that provides its services to the power, chemical and automotive industries.

Nitro operates primarily in the mid-Atlantic region of the United States. Pinnacle Technical Solutions, Inc. (“Pinnacle”), a wholly owned subsidiary of Nitro, operates as a data storage facility within Nitro’s office building. Pinnacle is supported by Nitro and has no employees of its own. All of the C.J. Hughes, Nitro, and Contractors Rental production personnel are union members of various related construction trade unions and are subject to collective bargaining agreements that expire at varying time intervals. S.T. Pipeline engaged in the construction of natural gas pipelines for utility companies in various states, mostly in the mid-Atlantic area of the country. On May 14, 2013, the Company liquidated the operations of S.T. Pipeline and realized $1.9 million from the sale of assets. The financial position and results of operations of S.T. Pipeline have been presented as discontinued operations in the accompanying financial statements for all presented periods.

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

The Company’s consolidated operating revenues for the three months ended March 31, 2018 were $23.1 million of which 65.3% was attributable to electrical and mechanical services, 27.1% to gas & petroleum work, and 7.6% to water and sewer installations and other ancillary services. The Company’s consolidated operating revenues for the six months ended March 31, 2018 were $55.6 million of which 57.9% was attributable to electrical and mechanical services, 34.2% to gas & petroleum work, and 7.9% to water and sewer installations and other ancillary services.

The Company’s consolidated operating revenues for the three months ended March 31, 2017 were $25.4 million of which 48.1% was attributable to electrical and mechanical services, 44.1% to gas & petroleum work, and 7.8% to water and sewer installations and other ancillary services. The Company’s consolidated operating revenues for the six months ended March 31, 2017 were $62.9 million of which 52.1% was attributable to gas & petroleum work, 40.8% to electrical and mechanical services, and 7.1% to water and sewer installations and other ancillary services.

Energy Services’ customers include many of the leading companies in the industries it serves, including:

Mountaineer Gas

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

Forbearance Agreement and Financing Arrangements

On November 28, 2012, the Company entered into a Forbearance Agreement with United Bank, Inc. (West Virginia), Summit Community Bank (West Virginia), and First Guaranty Bank (Louisiana) related to our revolving line of credit and term debt as reported in the Company’s November 29, 2012 Form 8-K filing. The Forbearance Agreement, among other things, required the Company to close S.T. Pipeline and dispose of its assets. The Company was also required to prepare recommendations relating to the on-going operations of Nitro, C.J. Hughes, and Contractors Rental, including refinancing, sale or liquidation of the companies by May 31, 2013.

On January 31, 2014, the Company entered into a financing arrangement (“Term Note”) with United Bank, Inc. and Summit Community Bank. The financing arrangement is a five-year term loan in the amount of $8.8 million. In addition, the Company entered into a separate five-year term loan agreement with First Guaranty Bank for $1.6 million. Taken together, the $10.4 million in new financings superseded the prior financing arrangements the Company had with United Bank, Inc. and other lenders. As a result of entering into the new financings, United Bank, Inc. and the other lenders of the Company agreed to terminate their Forbearance Agreement with the Company. This was reported in the Company’s February 4, 2014 Form 8-K filing. The loan is collateralized by the Company’s accounts receivable and equipment.

On September 16, 2015, the Company entered into a $2.5 million Non-Revolving Note agreement with United Bank, Inc. This six-year agreement gave the Company access to a $2.5 million line of credit (“Equipment Line of Credit”), specifically for the purchase of equipment, for the period of one year with an interest rate of 5.0%. After the first year, all borrowings against the Equipment Line of Credit will be converted to a five-year term note agreement with an interest rate of 5.0%. As of March 31, 2018, the Company had borrowed $2.46 million against this line of credit and made principal payments of $674,000. The loan is collateralized by the equipment purchased under this agreement.

On June 28, 2017, the Company entered into a $5.0 million Non-Revolving Note agreement with United Bank, Inc. This five-year agreement gave the Company access to a $5.0 million line of credit (“Equipment Line of Credit 2017”), specifically for the purchase of equipment, for a period of three months with an interest rate of 4.99%. After three months, all borrowings against the Equipment Line of Credit 2017 were converted to a five-year term note agreement with an interest rate of 4.99%. As of March 31, 2018, the Company had borrowed $5.0 million against this line of credit and made principal payments of $474,000. The loan is collateralized by the equipment purchased under this agreement.

On March 21, 2018, the Company entered into a financing agreement (“Operating Line of Credit (2018)”) with United Bank, Inc. to provide the Company with a $15.0 million revolving line of credit. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%. The effective date of this agreement was February 27, 2018 and is a renewal of the $15.0 million revolving line of credit (“Operating Line of Credit (2017)”) entered into with United Bank, Inc. effective February 27, 2017. At March 31, 2018, the balance on this line of credit was $2.6 million. The line of credit is collateralized by the Company’s accounts receivable and equipment.

Second Quarter Overview

The following is an overview of results from operations for the three and six months ended March 31, 2018 and 2017.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2018	2017	2018	2017

Continuing Operations

Revenue	$23,093,033	$25,371,605	$55,640,636	$62,868,477
Cost of revenues	22,036,935	23,859,453	52,609,084	56,671,538
Gross profit	1,056,098	1,512,152	3,031,552	6,196,939
Selling & administrative expenses	1,956,356	1,939,278	3,965,447	4,134,888
Income (loss) from operations	(900,258)	(427,126)	(933,895)	2,062,051
Other expense	(271,000)	(141,936)	(120,982)	(417,344)
Income (loss) before income tax	(1,171,258)	(569,062)	(1,054,877)	1,644,707
Income tax expense (benefit)	(223,683)	(256,523)	(255,802)	718,589
Net income (loss)	(947,575)	(312,539)	(799,075)	926,118
Dividends on preferred stock	77,250	77,250	154,500	154,500
Net income (loss) available to common shareholders	$(1,024,825)	$(389,789)	$(953,575)	$771,618

Results of Operations for the Three and Six Months Ended March 31, 2018 Compared to the Three and Six Months Ended March 31, 2017

Revenues. Total revenues from continuing operations decreased by $2.3 million or 9.0% to $23.1 million for the three months ended March 31, 2018 from $25.4 million for the same period in 2017. The decrease was primarily attributable to an $4.9 million revenue decrease in petroleum and gas work and a $200,000 decrease in water and sewer projects and other ancillary services, partially offset by a $2.8 million revenue increase in electrical and mechanical services.

Total revenues from continuing operations decreased by $7.3 million or 11.5% to $55.6 million for the six months ended March 31, 2018 from $62.9 million for the same period in 2017. The decrease was primarily attributable to an $13.8 million revenue decrease in petroleum and gas work and a $100,000 decrease in water and sewer projects and other ancillary services, partially offset by a $6.6 million revenue increase in electrical and mechanical services.

Due to a shortage of qualified labor and the extended schedules on the projects noted in “Major Projects with Losses” below, the Company was not able to secure additional transmission pipeline work in the quarters ended September 30, 2017 and December 31, 2017. This also affected “Cost of Revenues” and “Gross Profit” below. The Company had no revenue from discontinued operations for the three and six months ended March 31, 2018 and 2017.

Cost of Revenues. Total cost of revenues from continuing operations decreased by $1.8 million or 7.6% to $22.0 million for the three months ended March 31, 2018 from $23.9 million for the same period in 2017. The decrease was primarily attributable to a $4.4 million cost decrease in petroleum and gas work, and a $400,000 cost decrease in equipment and tool shop operations not allocated to projects, partially offset by a $2.8 million cost increase in electrical and mechanical services, and a $200,000 cost increase in water and sewer projects and other ancillary services. There was no cost of revenues from discontinued operations for the three months ended March 31, 2018 and 2017.

Total cost of revenues from continuing operations decreased by $4.1 million or 7.2% to $52.6 million for the six months ended March 31, 2018 from $56.7 million for the same period in 2017. The decrease was primarily attributable to a $11.0 million cost decrease in petroleum and gas work, and a $100,000 cost decrease in water and sewer projects and other ancillary services, partially offset by a $6.4 million cost increase in electrical and mechanical services, and a $600,000 cost increase in equipment and tool shop operations not allocated to projects. There was no cost of revenues from discontinued operations for the six months ended March 31, 2018 and 2017.

Gross Profit. Total gross profit from continuing operations decreased by $400,000 or 30.2% to $1.1 million for the three months ended March 31, 2018, from $1.5 million for the same period in 2017. The decrease was primarily attributable to a $500,000 gross profit decrease in petroleum and gas work, and a $400,000 gross profit decrease in water and sewer projects and other ancillary services, partially offset by a $400,000 gross profit increase related to equipment and tool shop operations costs not allocated to projects, and a $100,000 gross profit increase in electrical and mechanical services. There were no gross profits from discontinued operations for the three months ended March 31, 2018 and 2017.

Total gross profit from continuing operations decreased by $3.2 million or 51.1% to $3.0 million for the six months ended March 31, 2018, from $6.2 million for the same period in 2017. The decrease was primarily attributable to a $2.7 million gross profit decrease in petroleum and gas work, a $600,000 gross profit decrease related to equipment and tool shop operations costs not allocated to projects, and a $100,000 gross profit decrease in water and sewer projects and other ancillary services, partially offset by a $200,000 gross profit increase in electrical and mechanical services. There were no gross profits from discontinued operations for the six months ended March 31, 2018 and 2017.

Selling and administrative expenses. Total selling and administrative expenses from continuing operations increased by $17,000 or 1.0% to $2.0 million for the three months ended March 31, 2018 from $1.9 million for the same period in 2017. There were no selling and administrative expenses for discontinued operations for the three months ended March 31, 2018 and 2017. The Company believes that any ongoing costs associated with closing discontinued operations will be immaterial.

Total selling and administrative expenses from continuing operations decreased by $170,000 or 4.1% to $4.0 million for the six months ended March 31, 2018 from $4.1 million for the same period in 2017. There were no selling and administrative expenses for discontinued operations for the six months ended March 31, 2018 and 2017. The Company believes that any ongoing costs associated with closing discontinued operations will be immaterial.

Interest Expense. Interest expense increased by $100,000 or 69.8% to $244,000 for the three months ended March 31, 2018 from $144,000 for the same period in 2017. This increase was primarily due to interest expense on the Equipment Line of Credit (2017) and Operating Line of Credit (2017).

Interest expense increased by $165,000 or 44.1% to $540,000 for the six months ended March 31, 2018 from $375,000 for the same period in 2017. This increase was primarily due to interest expense on the Equipment Line of Credit (2017) and Operating Line of Credit (2017).

Net Income (loss). Loss from continuing operations before income taxes was $1.2 million for the three months ended March 31, 2018, compared to $570,000 for the same period in 2017. Loss from continuing operations before taxes was $1.1 million for the six months ended March 31, 2018, compared to an income from continuing operations before income taxes of $1.6 million for the same period in 2017. The decrease was due to the items mentioned above. There was no income from discontinued operations for the three and six months ended March 31, 2018 and 2017.

Income tax benefit for the three months ended March 31, 2018 was $224,000 compared to $257,000 for the same period in 2017. Income tax benefit for the six months ended March 31, 2018 was $256,000 compared to income tax expense of $719,000 for the same period in 2017. The decrease in income tax expense was primarily due to the decrease in income from continuing operations before income taxes. The income tax benefit for the six months ended March 31, 2018 was also due to the decrease in the federal corporate income tax rate and a tax benefit generated from adjusting the Company’s deferred tax asset and liability amounts. The effective income tax rate for the six months ended March 31, 2018 was (24.2%), as compared to 43.7% for the same period in 2017. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income and non-deductible expenses.

The US Tax Cuts and Jobs Act of 2017 (the “Act”) was enacted in December 2017. As a result, the top corporate income tax rate was reduced from 35% to 21% beginning with tax years after December 31, 2017. As a fiscal year filer, the Act will require the Company to use a “blended” tax rate for fiscal year 2018. Beginning with fiscal year 2019, the Company’s federal tax rate will be 21%. The Company’s deferred tax asset and liability were calculated at the 24.5% rate at March 31, 2018.

Accrued dividends on preferred stock for the six months ended March 31, 2018 and 2017 were $154,500.

Net loss available to common shareholders for the three months ended March 31, 2018 was $1.0 million, compared to $390,000 for the same period in 2017. Net loss available to common shareholders for the six months ended March 31, 2018 was $954,000 compared to a net income available to common shareholders of $772,000 for the same period in 2017.

Major Projects with Losses

The Company had two pipeline projects (“Project A” and “Project B”), both started in April 2017, that recognized an estimated combined loss of $5.0 million at September 30, 2017 and an estimated loss of $290,000 for the six months ended March 31, 2018. The projects were completed during the first quarter of fiscal year 2018 except for final clean up scheduled for Spring 2018. The Company believes the total projected loss has been reflected as of March 31, 2018.

Project A had an estimated contract value of $10.3 million to install 19,000 feet of 24” pipe, 3,400 feet of 16” pipe, and 600 feet of 8” pipe. At March 31, 2018, the Company had recognized a $3.3 million loss on this project. Project B had an estimated contract value of $5.1 million to install 14,600 feet of 16” steel pipe. At March 31, 2018, the Company had recognized a $2.0 million loss on this project. Losses on both projects were primarily due to daily production significantly below historical results. The inefficient production was due to a shortage of qualified labor during an extremely busy time in the pipeline industry and more inclement weather than was estimated for the projects. This led to greater labor expense and longer project schedules than was estimated on the projects. A summary of the projects is below:

	Earned	Cost of	Gross
	Revenue	Revenues	Loss

At September 30, 2017
Project A	$8,429,838	$11,507,538	$(3,077,700)
Project B	5,054,534	6,931,887	(1,877,353)
Total	$13,484,372	$18,439,425	$(4,955,053)

Six Months Ended March 31, 2018

Project A	$1,886,499	$2,073,996	$(187,497)
Project B	-	102,548	(102,548)
Total	$1,886,499	$2,176,544	$(290,045)

Projects to Date
Project A	$10,316,337	$13,581,534	$(3,265,197)
Project B	5,054,534	7,034,435	(1,979,901)
Total	$15,370,871	$20,615,969	$(5,245,098)

Comparison of Financial Condition at March 31, 2018 and September 30, 2017

The Company had total assets of $45.2 million at March 31, 2018, a decrease of $12.1 million from the prior fiscal year end balance of $57.3 million. Accounts receivable, which totaled $12.1 million at March 31, 2018, decreased by $11.0 million from the prior fiscal year end balance of $23.1 million. The decrease was due to projects completing during the quarters ended December 31, 2017 and March 31, 2018 while significant projects will begin during the Company’s third quarter of fiscal year 2018. Retainages receivable totaled $1.4 million at March 31, 2018, a decrease of $2.4 million from the prior fiscal year end balance of $3.8 million. The decrease is due to the completion of projects and billing of retention in the six months ended March 31, 2018. The Company also had net fixed assets of $18.0 million at March 31, 2018, a decrease of $1.2 million from prior fiscal year end balance of $19.2 million. This decrease was due to depreciation of $2.1 million and a net fixed asset disposal of $100,000 after reducing accumulated depreciation, partially offset by equipment acquisitions of $1.0 million. Cash and cash equivalents totaled $2.8 million at March 31, 2018, an increase of $1.1 million from the prior fiscal year end balance of $1.7 million. This increase was primarily due to the decrease in accounts receivable, partially offset by the decrease in accounts payable, short term debt, and accrued expenses and other liabilities. Prepaid expenses and other totaled $5.1 million at March 31, 2018, an increase of $1.0 million from the prior fiscal year end balance of $4.0 million. This increase is primarily due to the financing of the Company’s insurance premiums net of insurance cost accruals. Estimated earnings in excess of billings on uncompleted contracts totaled $5.7 million at March 31, 2018, an increase of $300,000 from the prior fiscal year end balance of $5.4 million. The increase was due to a difference in the timing of project billings at March 31, 2018 compared to September 30, 2017.

The Company had total liabilities of $25.1 million at March 31, 2018, a decrease of $11.1 million from the prior fiscal year end balance of $36.2 million. Lines of credit and short-term borrowings totaled $4.9 million at March 31, 2018, a decrease of $4.5 million from the prior fiscal year end balance of $9.4 million. This decrease is primarily due to $6.5 million in line of credit repayments, partially offset by $2.0 million in short term borrowings related to insurance premiums, net of repayments. Accounts payable and accrued expenses totaled $5.4 million at March 31, 2018, a decrease of $4.4 million from the prior fiscal year end balance of $9.8 million. Long-term debt totaled $7.5 million at March 31, 2018, a decrease of $2.2 million from the prior fiscal year end balance of $9.7 million. The decrease in long-term debt was due to principal repayments on debt. Deferred tax liabilities totaled $130,000 at March 31, 2018, a decrease of $320,000 from the prior fiscal year end balance of $450,000. The decrease was due to the reduction of the federal corporate tax rate as noted above. Current maturities of long-term debt totaled $4.5 million at March 31, 2018, a decrease of $100,000 from the prior fiscal year end balance of $4.6 million. Billings in excess of cost and estimated earnings on uncompleted contracts totaled $2.7 million at March 31, 2018, an increase of $500,000 from the prior year end total of $2.2 million. The increase was due to a difference in the timing of project billings at March 31, 2018 compared to September 30, 2017.

Shareholders’ equity was $20.2 million at March 31, 2018, a decrease of $954,000 from the prior fiscal year end balance of $21.1 million. This decrease was due to the net loss available to common shareholders of $954,000 for the six months ended March 31, 2018.

Liquidity and Capital Resources

Indebtedness

On January 31, 2014, the Company entered into a financing arrangement with United Bank, Inc. (West Virginia) and Summit Community Bank (West Virginia). The financing arrangement is a five-year term loan in the amount of $8.8 million and bears interest at an annual rate of 6.50%. In addition, the Company entered into a separate five-year term loan agreement with First Guaranty Bank (Louisiana) for $1.6 million and bears interest at an annual rate of 3.55%. Taken together, the $10.4 million in new financings supersedes the prior financing arrangements the Company had with United Bank as well as the other lenders. As a result of entering into the new financings, United Bank and the other lenders of the Company agreed to terminate their Forbearance Agreement with the Company. This was reported in the Company’s February 4, 2014 Form 8-K filing. The loan is collateralized by the Company’s accounts receivable and equipment.

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

This modification applied as of June 30, 2014, as well as for future periods.  The Company was in compliance with, or obtained a waiver for, all loan covenants at March 31, 2018.

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 monthly. The interest rate on this loan agreement is 4.75% with monthly payments of $7,800. The interest rate on this note is subject to change from time to time based on changes in an independent index, The U.S. Treasury yield, adjusted to a constant maturity of three years as published by the Federal Reserve weekly. The loan is collateralized by the building purchased under this agreement.

On September 16, 2015, the Company entered into a $1.2 million 41-month term note agreement with United Bank, Inc. to refinance the five-year term note agreement with First Guaranty Bank. The agreement has an interest rate of 5.0% and is subject to the terms of the January 31, 2014 Term Note agreement discussed above. The loan is collateralized by the Company’s accounts receivable and equipment.

On September 16, 2015, the Company entered into a $2.5 million Non-Revolving Note agreement with United Bank, Inc. This six-year agreement gave the Company access to a $2.5 million line of credit (“Equipment Line of Credit”), specifically for the purchase of equipment, for the period of one year with an interest rate of 5.0%. After the first year, all borrowings against the Equipment Line of Credit will be converted to a five-year term note agreement with an interest rate of 5.0%. This agreement is subject to the terms of the January 31, 2014 Term Note agreement discussed above. At March 31, 2018, the Company had borrowed $2.46 million against this line of credit and made principal payments of $660,000. The loan is collateralized by the equipment purchased under this agreement.

On November 13, 2015, the Company entered into a 10-year $1.1 million loan agreement with United Bank, Inc. to purchase the fabrication shop and property Nitro had previously been leasing for $12,900 each month. The interest rate on the new loan agreement is 4.25% with monthly payments of $11,500. The loan is collateralized by the building and property purchased under this agreement.

On June 28, 2017, the Company entered into a $5.0 million Non-Revolving Note agreement with United Bank, Inc. This five-year agreement gave the Company access to a $5.0 million line of credit (“Equipment Line of Credit 2017”), specifically for the purchase of equipment, for a period of three months with an interest rate of 4.99%. After three months, all borrowings against the Equipment Line of Credit 2017 were converted to a five-year term note agreement with an interest rate of 4.99%. As of March 31, 2018, the Company had borrowed $5.0 million against this line of credit and made principal payments of $470,000. The loan is collateralized by the equipment purchased under this agreement.

Operating Line of Credit

On March 21, 2018, the Company entered into a financing agreement (“Operating Line of Credit (2018)”) with United Bank, Inc. to provide the Company with a $15.0 million revolving line of credit. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%. The effective date of this agreement was February 27, 2018 and is a renewal of the $15.0 million revolving line of credit (“Operating Line of Credit (2017)”) entered into with United Bank, Inc. effective February 27, 2017. At March 31, 2018, the balance on this line of credit was $2.6 million. The line of credit is collateralized by the Company’s accounts receivable and equipment.

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

The Company was in compliance with, or obtained a waiver for, all covenants and additional requirements for the $15.0 million Operating Line of Credit (2018) at March 31, 2018.

Off-Balance Sheet Arrangements

Due to the nature of our industry, we often enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Though for the most part not material in nature, some of these are:

Leases

Our work often requires us to lease various equipment, vehicles, and facilities. These leases usually are short-term in nature, with duration of two year or less, though at times we may enter into longer term leases when warranted. By leasing, we are able to reduce our capital outlay requirements for equipment, vehicles and facilities that we may only need for short periods of time. As of March 31, 2018, the Company had operating lease commitments of $73,000 with various expiration dates through March 2020.

Letters of Credit

Certain of our customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors and vendors on various customer projects. At March 31, 2018, the Company did not have any letters of credit outstanding.

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

Depending upon the size and conditions of a contract, the Company may be required to post letters of credit or other collateral in favor of the insurer. Posting of these letters or other collateral will reduce our borrowing capabilities. The Company does not anticipate any claims against outstanding performance bonds in the foreseeable future. At March 31, 2018, the Company had $10.3 million in performance bonds outstanding.

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

The Company had three customers that exceeded 10.0% of revenues for the six months ended March 31, 2018. The three customers, Toyota Motor Manufacturing, Marathon Petroleum and Dow Chemical, represented 24.3%, 15.6% and 10.4% of revenues, respectively. The Company had one customer, Toyota Motor Manufacturing, which represented 19.9% of receivables net of retention at March 31, 2018. The Company had two customers that exceeded 10.0% of revenues for the six months ended March 31, 2017. These two customers, Marathon Petroleum and EQT, represented 21.5% and 15.4% of revenues, respectively at March 31, 2017. The Company had three customers, Marathon Petroleum, Columbia Gas Transmission and Dow Chemical, which represented 11.0%, 17.0% and 12.0% of receivables net of retention, respectively, at March 31, 2017.

The Company’s consolidated operating revenues for the six months ended March 31, 2018 were $55.6 million of which 57.9% was attributable to electrical and mechanical services, 34.2% to gas & petroleum work, and 7.9% to water and sewer installations and other ancillary services. The Company’s consolidated operating revenues for the six months ended March 31, 2017 were $62.9 million of which 52.1% was attributable to gas and petroleum work, 40.8% to electrical and mechanical contract services, and 7.1% to water and sewer installations and other ancillary services.

Litigation

The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In February 2018, the Company filed a lawsuit against a former customer related to a dispute over changes on a pipeline construction project. The Company is seeking $6.9 million in the lawsuit, none of which has been recognized in the Company’s financial statements. At March 31, 2018, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 each month. Mr. Douglas Reynolds, President of Energy Services, is a director and secretary of First Bank of Charleston. Mr. Nester Logan and Mr. Samuel Kapourales, directors of Energy Services, are also directors of First Bank of Charleston. The interest rate on the new loan agreement is 4.75% with monthly payments of $7,800. As of March 31, 2018, we have paid approximately $95,000 in principal and approximately $140,000 in interest since the beginning of the loan.

There were no new material related party transactions during the six months ended March 31, 2018.

Inflation

Due to relatively low levels of inflation during the six months ended March 31, 2018 and 2017, inflation did not have a significant effect on our results.

New Accounting Pronouncements

In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 for all entities by one year. In June 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (“ASU 2014-09”).  ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606 Revenue from Contracts with Customers. With the amendments in ASU 2015-14, ASU 2014-09 will be effective for the Company beginning after December 15, 2017, including interim periods. In September 2017, the FASB issued ASU 2017-13 which amends the early adoption date option for certain companies related to the adoption of ASU 2014-09. The Company expects that the adoption of ASU 2014-09 will not have a material impact on its financial statements or disclosure.

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

On March 13, 2018, the Financial Accounting Standards Board issued ASU 2018-05, ”Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”.  These amendments to the Accounting Standards Codification add the guidance, among other things, to the FASB Accounting Standards Codification regarding the Tax Cuts and Jobs Act (the Act) under the Securities and Exchange Commission’s Staff Accounting Bulletin No. 118 to address situations where the accounting under Topic 740 was previously incomplete for certain income tax effects of the Act upon issuance of an entity’s financial statements for the reporting period in which the Act was enacted.  The amendments of ASU 2018-05 were effective immediately upon issuance and did not have a material impact on the Company’s financial statements or disclosure.

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

Self-Insurance. The Company carries workers’ compensation, general liability and automobile insurance through a captive insurance company. While the Company believes that this arrangement has been beneficial in reducing and stabilizing insurance costs, the Company does have to maintain a restricted cash account to guarantee payments of premiums. That restricted account had a balance of $2.1 million as of March 31, 2018 and is classified as “Prepaid expenses and other” on the Company’s Consolidated Balance Sheets. Should the Company experience severe losses over an extended period, it could have a detrimental effect on the Company, notwithstanding the captive insurance company.

Accounts Receivable and Provision for Doubtful Accounts. The Company provides an allowance for doubtful accounts when collection of an account is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates relating to factors such as a customer’s access to capital, the customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. While most of our customers are large well capitalized companies, should they experience material changes in their revenues and cash flows or incur other difficulties and become unable to pay the amounts owed, this could cause reduced cash flows and losses in excess of our current reserves. At March 31, 2018, management concluded that the allowance for doubtful accounts was adequate.

Outlook

The following statements are based on current expectations. These statements are forward looking, and actual results may differ materially.

The Company prepares weekly cash forecasts for our own benefit and for submission to our lenders. We anticipate that our current cash and the cash to be generated from collection of our receivables along with the existing Operating Line of Credit (2018) with United Bank, Inc. will be adequate to meet our cash needs for the Company’s 2018 fiscal year. The Company may borrow against the line of credit provided it meets certain borrowing base requirements, with $15.0 million being the maximum allowed. If the Company has borrowed more than the borrowing base allows, the Company must repay the excess borrowings to United Bank, Inc. As of March 31, 2018, the Company had borrowings of $2.6 million against the Operating Line of Credit (2018).

Currently, the Company is receiving bid opportunities from existing and potential new customers. However, with potential economic uncertainties the demand for our customers’ projects could wane and their ability to fund planned projects could be reduced. Also, a shortage of qualified labor could lead to inefficient production and could make bidding and managing projects more difficult. The Company’s backlog at March 31, 2018 was $55.1 million. Additionally, the Company received a $47.0 million award on a transmission pipeline project in April 2018. While adding additional projects appears likely, no assurances can be given that the Company will be successful in bidding on projects that become available. Moreover, even if the Company obtains contracts, there can be no guarantee that the projects will go forward.

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

There has been no change in Energy Services of America Corporation’s internal control over financial reporting during Energy Services of America Corporation’s second quarter of fiscal year 2018 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In February 2018, the Company filed a lawsuit against a former customer related to a dispute over changes on a pipeline construction project. The Company is seeking $6.9 million in the lawsuit, none of which has been recognized in the Company’s financial statements. At March 31, 2018, we do not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

(b) None.

(c) Energy Services of America Corporation did not repurchase any shares of its common stock during the six months ended March 31, 2018.

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

ENERGY SERVICES OF AMERICA CORPORATION

Date: May 14, 2018	By:	/s/ Douglas V. Reynolds
Douglas V. Reynolds
Chief Executive Officer

Date: May 14, 2018	By:	/s/ Charles P. Crimmel
Charles P. Crimmel
Chief Financial Officer

