Form 10-Q
period 2018-06-30
Energy Services of America CORP
filed 2018-08-14
CIK 1357971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

As of August 1, 2018, there were 14,239,836 outstanding shares of the Registrant’s Common Stock.

Part 1. Financial Information

Item 1. Financial Statements (Unaudited):

Energy Services of America Corporation

Consolidated Balance Sheets

	June 30,	September 30,
	2018	2017
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$4,340,195	$1,663,222
Accounts receivable-trade	9,714,285	23,140,272
Allowance for doubtful accounts	(110,578)	(108,200)
Retainages receivable	1,788,806	3,773,892
Other receivables	399,252	96,242
Costs and estimated earnings in excess of billings on uncompleted contracts	7,072,826	5,350,884
Prepaid expenses and other	4,299,205	4,044,731
Assets of discontinued operations	12,303	12,303
Total current assets	27,516,294	37,973,346

Property, plant and equipment, at cost	47,971,458	48,436,122
less accumulated depreciation	(30,634,640)	(29,243,614)
Total fixed assets	17,336,818	19,192,508

Long-term notes receivable	137,281	137,281

Total assets	$44,990,393	$57,303,135

Liabilities and shareholders' equity
Current liabilities
Current maturities of long-term debt	$3,791,374	$4,562,918
Lines of credit and short term borrowings	3,923,118	9,432,968
Accounts payable	3,887,393	5,522,143
Accrued expenses and other current liabilities	2,857,192	4,302,611
Billings in excess of costs and estimated earnings on uncompleted contracts	1,877,960	2,173,965
Income tax payable	92,310	-
Liabilities of discontinued operations	28,671	28,671
Total current liabilities	16,458,018	26,023,276

Long-term debt, less current maturities	7,026,871	9,702,483
Deferred income taxes payable	309,243	446,557
Total liabilities	23,794,132	36,172,316

Shareholders' equity

Preferred stock, $.0001 par value
Authorized 1,000,000 shares, 206 issued for June 30, 2018 and September 30, 2017	-	-
Common stock, $.0001 par value
Authorized 50,000,000 shares 14,839,836 issued and 14,239,836 outstanding for June 30, 2018 shares and September 30, 2017	1,484	1,484

Treasury stock, 600,000 shares at June 30, 2018 and September 30, 2017	(60)	(60)

Additional paid in capital	61,289,260	61,289,260
Retained earnings (deficit)	(40,094,423)	(40,159,865)
Total shareholders' equity	21,196,261	21,130,819

Total liabilities and shareholders' equity	$44,990,393	$57,303,135

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Income

Unaudited

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017

Revenue	$29,549,659	$35,686,215	$85,190,295	$98,554,692

Cost of revenues	26,166,268	37,124,756	78,775,352	93,796,294

Gross profit (loss)	3,383,391	(1,438,541)	6,414,943	4,758,398

Selling and administrative expenses	1,773,304	1,600,454	5,738,751	5,735,342
Income (loss) from operations	1,610,087	(3,038,995)	676,192	(976,944)

Other income (expense)
Interest income	-	-	132,342	-
Other nonoperating income (expense)	(55,016)	5,112	(157,163)	(106,548)
Interest expense	(190,781)	(183,583)	(730,333)	(558,098)
Gain on sale of equipment	7,572	26,431	395,947	95,262
	(238,225)	(152,040)	(359,207)	(569,384)

Income (loss) before income taxes	1,371,862	(3,191,035)	316,985	(1,546,328)

Income tax expense (benefit)	275,595	(1,323,887)	19,793	(605,298)

Net income (loss)	1,096,267	(1,867,148)	297,192	(941,030)

Dividends on preferred stock	77,250	77,250	231,750	231,750

Net income (loss) available to common shareholders	$1,019,017	$(1,944,398)	$65,442	$(1,172,780)

Weighted average shares outstanding-basic	14,239,836	14,239,836	14,239,836	14,239,836

Weighted average shares-diluted	17,673,169	14,239,836	17,673,169	14,239,836
Earnings (loss) per share from continuing operations available to common shareholders	$0.072	$(0.137)	$0.005	$(0.082)

Earnings (loss) per share from continuing operations-diluted available to common shareholders	$0.058	$(0.137)	$0.004	$(0.082)

Earnings (loss) per share available to common shareholders	$0.072	$(0.137)	$0.005	$(0.082)

Earnings (loss) per share-diluted available to common shareholders	$0.058	$(0.137)	$0.004	$(0.082)

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Cash Flows

Unaudited

	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
	2018	2017
Cash flows from operating activities:

Net income (loss)	$297,192	$(941,030)

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation expense	3,187,733	2,286,618
Gain on sale/disposal of equipment	(395,947)	(95,262)
Provision for deferred taxes	(137,314)	(603,999)
Decrease in contracts receivable	13,428,365	6,733,586
Decrease in retainage receivable	1,985,086	81,493
(Increase) decrease in other receivables	(303,010)	6,537
(Increase) decrease in cost and estimated earnings in excess of billings on uncompleted contracts	(1,721,942)	1,016,914
Increase in prepaid expenses	(254,474)	(2,284,185)
(Decrease) increase in accounts payable	(1,634,750)	2,665,594
Decrease in accrued expenses	(1,368,169)	(1,619,451)
Decrease in billings in excess of cost and estimated earnings on uncompleted contracts	(296,005)	(887,102)
Increase (decrease) in income taxes payable	92,310	(1,076,440)
Net cash provided by operating activities	12,879,075	5,283,273

Cash flows from investing activities:
Investment in property and equipment	(1,409,423)	(7,144,371)
Proceeds from sales of property and equipment	473,327	213,771
Net cash used in investing activities	(936,096)	(6,930,600)

Cash flows from financing activities:
Borrowings on lines of credit and short term debt, net of (repayments)	(5,509,850)	5,048,639
Dividends on common stock	-	(696,117)
Preferred dividends paid	(309,000)	(309,000)
Principal payments on long term debt	(3,447,156)	(2,176,401)
Net cash provided by (used in) financing activities	(9,266,006)	1,867,121

Increase in cash and cash equivalents	2,676,973	219,794
Cash beginning of period	1,675,525	3,828,093
Cash end of period	$4,352,498	$4,047,887

Supplemental schedule of noncash investing and financing activities:
Purchases of property & equipment under financing agreements	$-	$705,265
Insurance Premiums Financed	$3,130,859	$3,524,350
Accrued dividends on preferred stock	$231,750	$231,750

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$730,333	$558,098
Income taxes	$21,357	$1,344,568

The Consolidated Statements of Cash Flows includes the discontinued operation, S.T. Pipeline.

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Changes in Shareholders’ Equity

For the nine months ended June 30, 2018 and 2017

	Common Stock		Additional Paid	Retained	Treasury	Total Shareholders'
	Shares	Amount	in Capital	Earnings (deficit)	Stock	Equity

Balance at September 30, 2016	14,239,836	$1,484	$61,289,260	$(38,766,992)	$(60)	$22,523,692

Net loss	-	-	-	(941,030)	-	(941,030)

Accrued preferred dividends	-	-	-	(231,750)	-	(231,750)

Dividends on common stock ($0.05 per share on 13,922,336 shares; 317,500 common shares are part of preferred units and were not eligible for the common dividend)	-	-	-	(696,117)	-	(696,117)

Balance at June 30, 2017	14,239,836	$1,484	$61,289,260	$(40,635,889)	$(60)	$20,654,795

Balance at September 30, 2017	14,239,836	$1,484	$61,289,260	$(40,159,865)	$(60)	$21,130,819

Net income	-	-	-	297,192	-	297,192

Accrued preferred dividends	-	-	-	(231,750)	-	(231,750)

Balance at June 30, 2018	14,239,836	$1,484	$61,289,260	$(40,094,423)	$(60)	$21,196,261

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION:

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

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto for the years ended September 30, 2017 and 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC on December 15, 2017. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the interim financial reporting rules and regulations of the SEC. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and nine months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year or any other interim period.

Principles of Consolidation

The consolidated financial statements of Energy Services include the accounts of Energy Services and its wholly owned subsidiary, C.J. Hughes and its subsidiaries, Nitro, Pinnacle, and Contractors Rental. S.T. Pipeline has been shown as discontinued operations for the three and nine months ended June 30, 2018 and 2017. All significant intercompany accounts and transactions have been eliminated in the consolidation. Unless the context requires otherwise, references to Energy Services include Energy Services and C.J. Hughes and C.J. Hughes’ subsidiaries.

Reclassifications

Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year.

2.	UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts as of June 30, 2018 and September 30, 2017 are summarized as follows:

	June 30, 2018	September 30, 2017

Costs incurred on uncompleted contracts	$129,469,592	$143,738,101

Estimated earnings, net of estimated losses	7,690,952	9,573,781
	137,160,544	153,311,882

Less billing to date	131,965,678	150,134,963
	$5,194,866	$3,176,919

Costs and estimated earnings in excess of billings on uncompleted contracts	$7,072,826	$5,350,884

Less billings in excess of costs and estimated earnings on uncompleted contracts	1,877,960	2,173,965
	$5,194,866	$3,176,919

Backlog at June 30, 2018 and September 30, 2017 was $84.4 million and $62.5 million, respectively. In July 2018, the Company was awarded an additional $12.0 million in pipeline projects. These projects are not included in the June 30, 2018 backlog.

3.	CLAIMS

The Company does not have any claims recorded as of June 30, 2018. Claims receivable is a component of cost and estimated earnings in excess of billing.

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

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed-rate debt to unrelated parties was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates for bank loans with similar terms and maturities. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $11.2 million at June 30, 2018 was $11.1 million.

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

The Company did not have income from discontinued operations for the three and nine months ended June 30, 2018 and 2017.

The following table shows the components of assets and liabilities that are classified as discontinued operations in the Company’s consolidated balance sheets at June 30, 2018 and September 30, 2017.

	June 30,	September 30,
	2018	2017

Cash	$12,303	$12,303
Assets of discontinued operations-current	12,303	12,303
Total assets of discontinued operations	12,303	12,303

Accrued expenses and other current liabilities	28,671	28,671
Liabilities of discontinued operations-current	28,671	28,671
Total liabilities of discontinued operations	28,671	28,671

Net liabilities	$(16,368)	$(16,368)

The $29,000 in accrued expenses and other current liabilities at June 30, 2018 represents a reserve for any unexpected expenses that may be incurred by the discontinued operation. As of June 30, 2018, the Company had paid all debts known to exist to the unsecured creditors of the discontinued operation.

6.	EARNINGS PER SHARE

The amounts used to compute the earnings per share for the three and nine months ended June 30, 2018 and 2017 are summarized below.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017

Income (loss) from continuing operations	$1,096,267	$(1,867,148)	$297,192	$(941,030)

Dividends on preferred stock	77,250	77,250	231,750	231,750

Income (loss) available to common shareholders-continuing operations	$1,019,017	$(1,944,398)	$65,442	$(1,172,780)

Weighted average shares outstanding	14,239,836	14,239,836	14,239,836	14,239,836

Weighted average shares outstanding-diluted	17,673,169	14,239,836	17,673,169	14,239,836

Earnings (loss) per share from continuing operations available to common shareholders	$0.072	$(0.137)	$0.005	$(0.082)

Earnings (loss) per share from continuing operations available to common shareholders-diluted	$0.058	$(0.137)	$0.004	$(0.082)

Income from discontinued operations	$-	$-	$-	$-

Weighted average shares outstanding	14,239,836	14,239,836	14,239,836	14,239,836

Weighted average shares outstanding-diluted	17,673,169	14,239,836	17,673,169	14,239,836

Earnings per share from discontinued operations	$-	$-	$-	$-

Earnings per share from discontinued operations-diluted	$-	$-	$-	$-

Net income (loss)	$1,096,267	$(1,867,148)	$297,192	$(941,030)

Dividends on preferred stock	77,250	77,250	231,750	231,750

Net income (loss) available to common shareholders	$1,019,017	$(1,944,398)	$65,442	$(1,172,780)

Earnings (loss) per share available to common shareholders	$0.072	$(0.137)	$0.005	$(0.082)

Earnings (loss) per share available to common shareholders-diluted	$0.058	$(0.137)	$0.004	$(0.082)

7.	INCOME TAXES

The components of income taxes are as follows:

	Nine months ended June 30,
	2018	2017

Federal
Current	$292,008	$(472,296)
Deferred	(267,997)	(43,155)
Total	24,011	(515,451)

State
Current	22,532	(80,842)
Deferred	(26,750)	(9,005)
Total	(4,218)	(89,847)

Total income tax expense (benefit)	$19,793	$(605,298)

The income tax effects of temporary differences giving rise to the deferred tax assets and liabilities are as follows:

	June 30,	September 30,
	2018	2017

Deferred income tax assets

Long-term
Net operating loss carryforward	$23,171	$180,605
Other deferred assets	872,137	1,213,461
Total deferred income tax assets	895,308	1,394,066

Continuing operations	895,308	1,394,066
Total deferred income tax assets	895,308	1,394,066

Deferred income tax liabilities

Long-term
Property and equipment	$1,226,924	$1,857,088
Other deferred liabilities	(22,373)	(16,465)
Total deferred income tax liabilities-LT	1,204,551	1,840,623

Continuing operations	1,204,551	1,840,623
Total deferred income tax liabilities-LT	1,204,551	1,840,623

Net deferred income tax liabilities	$309,243	$446,557

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

8.	SHORT-TERM AND LONG-TERM DEBT

A summary of short-term and long-term debt as of June 30, 2018 and September 30, 2017 is as follows:

	June 30,	September 30,
	2018	2017

Line of credit payable to bank, monthly interest at 4.99%, final payment due by February 27, 2018.	$2,500,000	$9,112,572
Renewal signed on March 21, 2018 to extend until February 27, 2019.

Notes payable to finance companies, due in monthly installments totaling $64,859 including interest ranging from 1.00% to 10.09%, final payments due through June 2018 to June 2019, secured by equipment.	1,478,028	2,042,524

Note payable to finance company for insurance premiums financed, due in monthly installments totaling $288,581 in 2018 and $320,396 in 2017, including interest rate at 2.77%, final payment due October 2018.	1,423,118	320,396

Notes payable to bank, due in monthly installments totaling $7,799, including interest at 4.75%, final payment due November 2034 secured by building and property.	1,061,049	1,094,631

Notes payable to bank, due in monthly installments totaling $11,506, including interest at 5.00%, final payment due November 2025 secured by building and property.	876,161	949,481

Notes payable to bank, due in monthly installments totaling $172,473, including interest at 6.50%, final payment due February 2019 secured by equipment.	1,202,670	2,655,515

Notes payable to bank, due in monthly installments totaling $30,914, including interest at 5.00%, final payment due February 2019 secured by equipment.	244,117	507,507

Notes payable to bank, due in monthly installments totaling $94,333, including interest at 4.99%, final payment due September 2022 secured by equipment.	4,288,006	5,000,000

Notes payable to bank, due in monthly installments totaling $46,405, including interest at 5.00%, final payment due September 2021 secured by equipment.	1,668,214	2,015,743

Total debt	14,741,363	23,698,369

Less current maturities	7,714,492	13,995,886

Total long term debt	$7,026,871	$9,702,483

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

The Company’s consolidated operating revenues for the three months ended June 30, 2018 were $29.5 million of which 53.9% was attributable to gas & petroleum work, 39.1% to electrical and mechanical services, and 7.0% to water and sewer installations and other ancillary services. The Company’s consolidated operating revenues for the nine months ended June 30, 2018 were $85.2 million of which 51.4% was attributable to electrical and mechanical services, 41.1% to gas & petroleum work, and 7.5% to water and sewer installations and other ancillary services.

The Company’s consolidated operating revenues for the three months ended June 30, 2017 were $35.7 million of which 61.8% was attributable to gas & petroleum work, 32.6% to electrical and mechanical services, and 5.6% to water and sewer installations and other ancillary services. The Company’s consolidated operating revenues for the nine months ended June 30, 2017 were $98.6 million of which 55.6% was attributable to gas & petroleum work, 37.8% to electrical and mechanical services, and 6.6% to water and sewer installations and other ancillary services.

Energy Services’ customers include many of the leading companies in the industries it serves, including:

Mountaineer Gas

TransCanada Corporation

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

On September 16, 2015, the Company entered into a $2.5 million Non-Revolving Note agreement with United Bank, Inc. This six-year agreement gave the Company access to a $2.5 million line of credit (“Equipment Line of Credit”), specifically for the purchase of equipment, for the period of one year with an interest rate of 5.0%. After the first year, all borrowings against the Equipment Line of Credit will be converted to a five-year term note agreement with an interest rate of 5.0%. As of June 30, 2018, the Company had borrowed $2.46 million against this line of credit and made principal payments of $792,000. The loan is collateralized by the equipment purchased under this agreement.

On June 28, 2017, the Company entered into a $5.0 million Non-Revolving Note agreement with United Bank, Inc. This five-year agreement gave the Company access to a $5.0 million line of credit (“Equipment Line of Credit 2017”), specifically for the purchase of equipment, for a period of three months with an interest rate of 4.99%. After three months, all borrowings against the Equipment Line of Credit 2017 were converted to a five-year term note agreement with an interest rate of 4.99%. As of June 30, 2018, the Company had borrowed $5.0 million against this line of credit and made principal payments of $712,000. The loan is collateralized by the equipment purchased under this agreement.

On March 21, 2018, the Company entered into a financing agreement (“Operating Line of Credit (2018)”) with United Bank, Inc. to provide the Company with a $15.0 million revolving line of credit. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%. The effective date of this agreement was February 27, 2018 and is a renewal of the $15.0 million revolving line of credit (“Operating Line of Credit (2017)”) entered into with United Bank, Inc. effective February 27, 2017. At June 30, 2018, the balance on this line of credit was $2.5 million. The line of credit is collateralized by the Company’s accounts receivable and equipment.

Third Quarter Overview

The following is an overview of results from operations for the three and nine months ended June 30, 2018 and 2017.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017

Revenue	$29,549,659	$35,686,215	$85,190,295	$98,554,692
Cost of revenues	26,166,268	37,124,756	78,775,352	93,796,294
Gross profit (loss)	3,383,391	(1,438,541)	6,414,943	4,758,398
Selling & administrative expenses	1,773,304	1,600,454	5,738,751	5,735,342
Income (loss) from operations	1,610,087	(3,038,995)	676,192	(976,944)
Other expense	(238,225)	(152,040)	(359,207)	(569,384)
Income (loss) before tax	1,371,862	(3,191,035)	316,985	(1,546,328)
Income tax expense (benefit)	275,595	(1,323,887)	19,793	(605,298)
Net income (loss)	1,096,267	(1,867,148)	297,192	(941,030)
Dividends on preferred stock	77,250	77,250	231,750	231,750
Net income (loss) available to common shareholders	$1,019,017	$(1,944,398)	$65,442	$(1,172,780)

Results of Operations for the Three and Nine Months Ended June 30, 2018 Compared to the Three and Nine Months Ended June 30, 2017

Revenues. Total revenues from continuing operations decreased by $6.2 million or 17.2% to $29.5 million for the three months ended June 30, 2018 from $35.7 million for the same period in 2017. The decrease was primarily attributable to a $6.1 million revenue decrease in petroleum and gas work and a $77,000 revenue decrease in electrical and mechanical services, partially offset by an $80,000 revenue increase in water and sewer projects and other ancillary services. The Company had no revenue from discontinued operations for the three months ended June 30, 2018 and 2017.

Total revenues from continuing operations decreased by $13.4 million or 13.6% to $85.2 million for the nine months ended June 30, 2018 from $98.6 million for the same period in 2017. The decrease was primarily attributable to a $20.0 million revenue decrease in petroleum and gas work and a $20,000 revenue decrease in water and sewer projects and other ancillary services, partially offset by a $6.5 million revenue increase in electrical and mechanical services. The Company had no revenue from discontinued operations for nine months ended June 30, 2018 and 2017.

Due to a shortage of qualified labor and the extended schedules on the projects noted in “Major Projects with Losses” below, the Company was not able to secure additional transmission pipeline work in the quarters ended September 30, 2017 and December 31, 2017. This resulted in less revenue for the nine months ended June 30, 2018 as compared to the same period in 2017. The Company also had several significant pipeline jobs start later in fiscal year 2018 as compared to fiscal year 2017. These factors also affected “Cost of Revenues” and “Gross Profit” below.

Cost of Revenues. Total cost of revenues from continuing operations decreased by $10.9 million or 29.5% to $26.2 million for the three months ended June 30, 2018 from $37.1 million for the same period in 2017. The decrease was primarily attributable to an $11.1 million cost decrease in petroleum and gas work, a $146,000 cost decrease in electrical and mechanical services, and a $69,000 cost decrease in equipment and tool shop operations not allocated to projects, partially offset by a $333,000 cost increase in water and sewer projects and other ancillary services. There was no cost of revenues from discontinued operations for the three months ended June 30, 2018 and 2017.

Total cost of revenues from continuing operations decreased by $15.0 million or 16.0% to $78.8 million for the nine months ended June 30, 2018 from $93.8 million for the same period in 2017. The decrease was primarily attributable to a $22.1 million cost decrease in petroleum and gas work, partially offset by a $6.3 million cost increase in electrical and mechanical services, a $509,000 cost increase in equipment and tool shop operations not allocated to projects, and a $278,000 cost increase in water and sewer projects and other ancillary services. There was no cost of revenues from discontinued operations for the nine months ended June 30, 2018 and 2017.

Gross Profit. Total gross profit from continuing operations increased by $4.8 million or 335.2% to $3.4 million for the three months ended June 30, 2018, from a $1.4 million gross loss for the same period in 2017. The increase was primarily attributable to a $4.9 million gross profit increase in petroleum and gas work, a $70,000 gross profit increase in electrical and mechanical services, and a $69,0000 gross profit increase related to equipment and tool shop operations costs not allocated to projects, partially offset by a $254,000 gross profit decrease in water and sewer projects and other ancillary services. There were no gross profits from discontinued operations for the three months ended June 30, 2018 and 2017.

Total gross profit from continuing operations increased by $1.6 million or 34.8% to $6.4 million for the nine months ended June 30, 2018, from $4.8 million for the same period in 2017. The increase was primarily attributable to a $2.2 million gross profit increase in petroleum and gas work, and a $225,000 gross profit increase in electrical and mechanical services, partially offset by a $509,000 gross profit decrease related to equipment and tool shop operations costs not allocated to projects, and a $299,000 gross profit decrease in water and sewer projects and other ancillary services. There were no gross profits from discontinued operations for the nine months ended June 30, 2018 and 2017.

Selling and administrative expenses. Total selling and administrative expenses from continuing operations increased by $173,000 or 10.8% to $1.8 million for the three months ended June 30, 2018 from $1.6 million for the same period in 2017. There were no selling and administrative expenses for discontinued operations for the three months ended June 30, 2018 and 2017. The Company believes that any ongoing costs associated with closing discontinued operations will be immaterial.

Total selling and administrative expenses from continuing operations increased by $3,000 or 0.06% to $5.7 million for the nine months ended June 30, 2018 as compared to the same period in 2017. There were no selling and administrative expenses for discontinued operations for the nine months ended June 30, 2018 and 2017. The Company believes that any ongoing costs associated with closing discontinued operations will be immaterial.

Interest Expense. Interest expense increased by $7,000 or 3.9% to $191,000 for the three months ended June 30, 2018 from $184,000 for the same period in 2017. This increase was primarily due to interest expense on the Equipment Line of Credit (2017).

Interest expense increased by $172,000 or 30.9% to $730,000 for the nine months ended June 30, 2018 from $558,000 for the same period in 2017. This increase was primarily due to interest expense on the Equipment Line of Credit (2017) and Operating Line of Credit (2017).

Net Income (loss). Income from continuing operations before income taxes was $1.4 million for the three months ended June 30, 2018, compared to a loss from continuing operations before income taxes of $3.2 million for the same period in 2017. Income from continuing operations before taxes was $317,000 for the nine months ended June 30, 2018, compared to a loss from continuing operations before income taxes of $1.5 million for the same period in 2017. The increase to both periods was due to the items mentioned above. There was no income from discontinued operations for the three and nine months ended June 30, 2018 and 2017.

Income tax expense for the three months ended June 30, 2018 was $276,000 compared to a $1.3 million income tax benefit for the same period in 2017. Income tax expense for the nine months ended June 30, 2018 was $20,000 compared to an income tax benefit of $605,000 for the same period in 2017. The increase in income tax expense was primarily due to the increase in income from continuing operations before income taxes. The Company experienced a reduced income tax expense for the three and nine months ended June 30, 2018 due to the decrease in the federal corporate income tax rate and a tax benefit generated from adjusting the Company’s deferred tax asset and liability amounts. The effective income tax rate for the three months ended June 30, 2018 was 20.1%, as compared to 41.5% for the same period in 2017. The effective income tax rate for the nine months ended June 30, 2018 was 6.2%, as compared to 39.1% for the same period in 2017. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income and non-deductible expenses.

The US Tax Cuts and Jobs Act of 2017 (the “Act”) was enacted in December 2017. As a result, the top corporate income tax rate was reduced from 35% to 21% beginning with tax years after December 31, 2017. As a fiscal year filer, the Act will require the Company to use a “blended” tax rate for fiscal year 2018. Beginning with fiscal year 2019, the Company’s federal tax rate will be 21%. The Company’s deferred tax asset and liability were calculated at the 24.5% rate at June 30, 2018.

Accrued dividends on preferred stock for the three months ended June 30, 2018 and 2017 were $77,250. Accrued dividends on preferred stock for the nine months ended June 30, 2018 and 2017 were $231,750.

Net income available to common shareholders for the three months ended June 30, 2018 was $1.0 million, compared to a $1.9 million loss for the same period in 2017. Net income available to common shareholders for the nine months ended June 30, 2018 was $65,000 compared to a net loss available to common shareholders of $1.2 million for the same period in 2017.

Major Projects with Losses

The Company had two pipeline projects (“Project A” and “Project B”), both started in April 2017, that recognized an estimated combined loss of $5.0 million at September 30, 2017 and an estimated loss of $545,000 for the nine months ended June 30, 2018. The projects were completed during the first quarter of fiscal year 2018 except for final clean up that was completed in July 2018. The Company believes the total projected loss has been reflected as of June 30, 2018.

Project A had an estimated contract value of $10.3 million to install 19,000 feet of 24” pipe, 3,400 feet of 16” pipe, and 600 feet of 8” pipe. At June 30, 2018, the Company had recognized a $3.5 million loss on this project. Project B had an estimated contract value of $5.1 million to install 14,600 feet of 16” steel pipe. At June 30, 2018, the Company had recognized a $2.0 million loss on this project. Losses on both projects were primarily due to daily production significantly below historical results. The inefficient production was due to a shortage of qualified labor during an extremely busy time in the pipeline industry and more inclement weather than was estimated for the projects. This led to greater labor expense and longer project schedules than was estimated on the projects. A summary of the projects is below:

	Earned	Cost of	Gross
	Revenue	Revenues	Loss

At September 30, 2017
Project A	$8,429,838	$11,507,538	$(3,077,700)
Project B	5,054,534	6,931,887	(1,877,353)
Total	$13,484,372	$18,439,425	$(4,955,053)

Nine Months Ended June 30, 2018
Project A	$1,911,499	$2,286,518	$(375,019)
Project B	-	169,739	(169,739)
Total	$1,911,499	$2,456,257	$(544,758)

Projects to Date
Project A	$10,341,337	$13,794,056	$(3,452,719)
Project B	5,054,534	7,101,626	(2,047,092)
Total	$15,395,871	$20,895,682	$(5,499,811)

Comparison of Financial Condition at June 30, 2018 and September 30, 2017

The Company had total assets of $45.0 million at June 30, 2018, a decrease of $12.3 million from the prior fiscal year end balance of $57.3 million. Accounts receivable, which totaled $9.7 million at June 30, 2018, decreased by $13.4 million from the prior fiscal year end balance of $23.1 million. The decrease was primarily due to significant projects starting later in the Company’s fiscal year 2018. Retainages receivable totaled $1.8 million at June 30, 2018, a decrease of $2.0 million from the prior fiscal year end balance of $3.8 million. The decrease was due to the completion of projects and billing of retention in the nine months ended June 30, 2018. The Company also had net fixed assets of $17.3 million at June 30, 2018, a decrease of $1.9 million from prior fiscal year end balance of $19.2 million. This decrease was due to depreciation of $3.2 million and a net fixed asset disposal of $100,000 after reducing accumulated depreciation, partially offset by equipment acquisitions of $1.4 million. Cash and cash equivalents totaled $4.3 million at June 30, 2018, an increase of $2.7 million from the prior fiscal year end balance of $1.7 million. This increase was primarily due to the decrease in accounts receivable, partially offset by the decrease in accounts payable, short term debt, and accrued expenses and other liabilities. Estimated earnings in excess of billings on uncompleted contracts totaled $7.1 million at June 30, 2018, an increase of $1.7 million from the prior fiscal year end balance of $5.4 million. The increase was due to a difference in the timing of project billings at June 30, 2018 compared to September 30, 2017. Other receivables totaled $399,000 at June 30, 2018, an increase of $303,000 from the prior fiscal year end balance of $96,000. Prepaid expenses and other totaled $4.3 million at June 30, 2018, an increase of $254,000 from the prior fiscal year end balance of $4.0 million. This increase was primarily due to the financing of the Company’s insurance premiums net of insurance cost accruals.

The Company had total liabilities of $23.8 million at June 30, 2018, a decrease of $12.4 million from the prior fiscal year end balance of $36.2 million. Lines of credit and short-term borrowings totaled $3.9 million at June 30, 2018, a decrease of $5.5 million from the prior fiscal year end balance of $9.4 million. This decrease was primarily due to $6.6 million in line of credit repayments, partially offset by a $1.1 million increase in short term borrowings related to insurance premiums, net of repayments. Accounts payable and accrued expenses totaled $6.7 million at June 30, 2018, a decrease of $3.1 million from the prior fiscal year end balance of $9.8 million. Long-term debt totaled $7.0 million at June 30, 2018, a decrease of $2.7 million from the prior fiscal year end balance of $9.7 million. The decrease in long-term debt was due to principal repayments on such debt. Deferred tax liabilities totaled $309,000 at June 30, 2018, a decrease of $137,000 from the prior fiscal year end balance of $447,000. The decrease was due to the reduction in the federal corporate tax rate as noted above. Current maturities of long-term debt totaled $3.8 million at June 30, 2018, a decrease of $772,000 from the prior fiscal year end balance of $4.6 million. Billings in excess of cost and estimated earnings on uncompleted contracts totaled $1.9 million at June 30, 2018, a decrease of $296,000 from the prior fiscal year end total of $2.2 million. The decrease was due to a difference in the timing of project billings at June 30, 2018 compared to September 30, 2017.

Shareholders’ equity was $21.2 million at June 30, 2018, an increase of $65,000 from the prior fiscal year end balance of $21.1 million. This increase was due to the net income available to common shareholders of $65,000 for the nine months ended June 30, 2018.

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

This modification applied as of June 30, 2014, as well as for future periods.  The Company was in compliance with, or obtained a waiver for, all loan covenants at June 30, 2018.

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 monthly. The interest rate on this loan agreement is 4.75% with monthly payments of $7,800. The interest rate on this note is subject to change from time to time based on changes in The U.S. Treasury yield, adjusted to a constant maturity of three years as published by the Federal Reserve weekly. The loan is collateralized by the building purchased under this agreement.

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

On September 16, 2015, the Company entered into a $2.5 million Non-Revolving Note agreement with United Bank, Inc. This six-year agreement gave the Company access to a $2.5 million line of credit (“Equipment Line of Credit”), specifically for the purchase of equipment, for the period of one year with an interest rate of 5.0%. After the first year, all borrowings against the Equipment Line of Credit will be converted to a five-year term note agreement with an interest rate of 5.0%. This agreement is subject to the terms of the January 31, 2014 Term Note agreement discussed above. At June 30, 2018, the Company had borrowed $2.46 million against this line of credit and made principal payments of $792,000. The loan is collateralized by the equipment purchased under this agreement.

On November 13, 2015, the Company entered into a 10-year $1.1 million loan agreement with United Bank, Inc. to purchase the fabrication shop and property Nitro had previously been leasing for $12,900 each month. The interest rate on the new loan agreement is 4.25% with monthly payments of $11,500. The loan is collateralized by the building and property purchased under this agreement.

On June 28, 2017, the Company entered into a $5.0 million Non-Revolving Note agreement with United Bank, Inc. This five-year agreement gave the Company access to a $5.0 million line of credit (“Equipment Line of Credit 2017”), specifically for the purchase of equipment, for a period of three months with an interest rate of 4.99%. After three months, all borrowings against the Equipment Line of Credit 2017 were converted to a five-year term note agreement with an interest rate of 4.99%. As of June 30, 2018, the Company had borrowed $5.0 million against this line of credit and made principal payments of $712,000. The loan is collateralized by the equipment purchased under this agreement.

Operating Line of Credit

On March 21, 2018, the Company entered into a financing agreement (“Operating Line of Credit (2018)”) with United Bank, Inc. to provide the Company with a $15.0 million revolving line of credit. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%. The effective date of this agreement was February 27, 2018 and is a renewal of the $15.0 million revolving line of credit (“Operating Line of Credit (2017)”) entered into with United Bank, Inc. effective February 27, 2017. At June 30, 2018, the balance on this line of credit was $2.5 million. The line of credit is collateralized by the Company’s accounts receivable and equipment.

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

The Company was in compliance with, or obtained a waiver for, all covenants and additional requirements for the $15.0 million Operating Line of Credit (2018) at June 30, 2018.

Off-Balance Sheet Arrangements

Due to the nature of our industry, we often enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Though for the most part not material in nature, some of these are:

Leases

Our work often requires us to lease various equipment, vehicles, and facilities. These leases usually are short-term in nature, with duration of two year or less, though at times we may enter into longer term leases when warranted. By leasing, we are able to reduce our capital outlay requirements for equipment, vehicles and facilities that we may only need for short periods of time. As of June 30, 2018, the Company had operating lease commitments of $60,000 with various expiration dates through March 2020.

Letters of Credit

Certain of our customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors and vendors on various customer projects. At June 30, 2018, the Company did not have any letters of credit outstanding.

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

Depending upon the size and conditions of a contract, the Company may be required to post letters of credit or other collateral in favor of the insurer. Posting of these letters or other collateral will reduce our borrowing capabilities. The Company does not anticipate any claims against outstanding performance bonds in the foreseeable future. At June 30, 2018, the Company had $13.2 million in performance bonds outstanding.

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

The Company had three customers that exceeded 10.0% of revenues for the nine months ended June 30, 2018. The three customers, Toyota Motor Manufacturing, Marathon Petroleum and Dow Chemical, represented 19.2%, 13.7% and 10.4% of revenues, respectively. The Company had two customers that exceeded 10.0% of receivables at June 30, 2018. These customers, Dow Chemical and Mountaineer Gas, represented 13.6% and 10.5% of receivables net of retention at June 30, 2018, respectively. The Company had three customers that exceeded 10.0% of revenues for the nine months ended June 30, 2017. These customers, Marathon Petroleum, Columbia Gas Distribution, and EQT, represented 17.3%, 14.4%, and 10.4% of revenues, respectively. The Company had two customers that exceeded 10.0% of receivables at June 30, 2017. These customers, Rice Energy and Columbia Gas Distribution, represented 16.1% and 15.4% of receivables net of retention at June 30, 2017, respectively.

The Company’s consolidated operating revenues for the nine months ended June 30, 2018 were $85.2 million of which 51.4% was attributable to electrical and mechanical services, 41.1% to gas & petroleum work, and 7.5% to water and sewer installations and other ancillary services. The Company’s consolidated operating revenues for the nine months ended June 30, 2017 were $98.6 million of which 55.6% was attributable to gas and petroleum work, 37.8% to electrical and mechanical contract services, and 6.6% to water and sewer installations and other ancillary services.

Litigation

The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In February 2018, the Company filed a lawsuit against a former customer related to a dispute over changes on a pipeline construction project. The Company is seeking $6.9 million in the lawsuit, none of which has been recognized in the Company’s financial statements. At June 30, 2018, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 each month. Mr. Douglas Reynolds, President of Energy Services, is a director and secretary of First Bank of Charleston. Mr. Nester Logan and Mr. Samuel Kapourales, directors of Energy Services, are also directors of First Bank of Charleston. The interest rate on the loan agreement is 4.75% with monthly payments of $7,800. As of June 30, 2018, we have paid approximately $108,000 in principal and approximately $150,000 in interest since the beginning of the loan.

There were no new material related party transactions during the nine months ended June 30, 2018.

Inflation

Due to relatively low levels of inflation during the nine months ended June 30, 2018 and 2017, inflation did not have a significant effect on our results.

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

On March 13, 2018, the Financial Accounting Standards Board issued ASU 2018-05, ”Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”.  These amendments to the Accounting Standards Codification add the guidance, among other things, to the FASB Accounting Standards Codification regarding the Tax Cuts and Jobs Act (the Act) under the Securities and Exchange Commission’s Staff Accounting Bulletin No. 118 to address situations where the accounting under Topic 740 was previously incomplete for certain income tax effects of the Act upon issuance of an entity’s financial statements for the reporting period in which the Act was enacted.  The amendments of ASU 2018-05 were effective immediately upon issuance.

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

Self-Insurance. The Company carries workers’ compensation, general liability and automobile insurance through a captive insurance company. While the Company believes that this arrangement has been beneficial in reducing and stabilizing insurance costs, the Company does have to maintain a restricted cash account to guarantee payments of premiums. That restricted account had a balance of $2.1 million as of June 30, 2018 and is classified as “Prepaid expenses and other” on the Company’s Consolidated Balance Sheets. Should the Company experience severe losses over an extended period, it could have a detrimental effect on the Company, notwithstanding the captive insurance company.

Accounts Receivable and Provision for Doubtful Accounts. The Company provides an allowance for doubtful accounts when collection of an account is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates relating to factors such as a customer’s access to capital, the customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. While most of our customers are large well capitalized companies, should they experience material changes in their revenues and cash flows or incur other difficulties and become unable to pay the amounts owed, this could cause reduced cash flows and losses in excess of our current reserves. At June 30, 2018, management concluded that the allowance for doubtful accounts was adequate.

Outlook

The following statements are based on current expectations. These statements are forward looking, and actual results may differ materially.

The Company prepares weekly cash forecasts for our own benefit and for submission to our lenders. We anticipate that our current cash and the cash to be generated from collection of our receivables along with the existing Operating Line of Credit (2018) with United Bank, Inc. will be adequate to meet our cash needs for the Company’s 2018 fiscal year. The Company may borrow against the line of credit provided it meets certain borrowing base requirements, with $15.0 million being the maximum allowed. If the Company has borrowed more than the borrowing base allows, the Company must repay the excess borrowings to United Bank, Inc. As of June 30, 2018, the Company had borrowings of $2.5 million against the Operating Line of Credit (2018).

Currently, the Company is receiving bid opportunities from existing and potentially new customers. However, with potential economic uncertainties the demand for our customers’ projects could wane and their ability to fund planned projects could be reduced. Also, a shortage of qualified labor could lead to inefficient production and could make bidding and managing projects more difficult. The Company’s backlog at June 30, 2018 was $84.4 million. Additionally, the Company was awarded $12.0 million in pipeline projects in July 2018. While adding additional projects appears likely, no assurances can be given that the Company will be successful in bidding on projects that become available. Moreover, even if the Company obtains contracts, there can be no guarantee that the projects will go forward.

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

There has been no change in Energy Services of America Corporation’s internal control over financial reporting during Energy Services of America Corporation’s third quarter of fiscal year 2018 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In February 2018, the Company filed a lawsuit against a former customer related to a dispute over changes on a pipeline construction project. The Company is seeking $6.9 million in the lawsuit, none of which has been recognized in the Company’s financial statements. At June 30, 2018, we do not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

(b) None.

(c) Energy Services of America Corporation did not repurchase any shares of its common stock during the three months ended June 30, 2018.

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

ENERGY SERVICES OF AMERICA CORPORATION

Date: August 14, 2018	By:	/s/ Douglas V. Reynolds
Douglas V. Reynolds
Chief Executive Officer

Date: August 14, 2018	By:	/s/ Charles P. Crimmel
Charles P. Crimmel
Chief Financial Officer

