Form 10-K
period 2018-09-30
Energy Services of America CORP
filed 2018-12-28
CIK 1357971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended September 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and an “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price on March 31, 2018 was $ 6,133,063.

As of December 1, 2018, there were issued and outstanding 14,839,836 and 14,086,849, respectively, shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

Energy Services of America Corporation

Annual Report on Form 10-K

For the Fiscal Year Ended

September 30, 2018

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

These forward-looking statements are not guaranteeing future performance and involve or rely on risks, uncertainties, and assumptions that are difficult to predict or beyond Energy Services’ control. Energy Services has based its forward-looking statements on management’s beliefs and assumptions based on information available to management at the time the statements are made. Actual outcomes and results may differ materially from what is expressed, implied and forecasted by forward-looking statements and any or all of Energy Services’ forward-looking statements may turn out to be wrong. The accuracy of such statements can be affected by inaccurate assumptions and by known or unknown risks and uncertainties.

All the forward-looking statements, whether written or oral, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements or that are otherwise included in this report. In addition, Energy Services does not undertake and expressly disclaims any obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of this report or otherwise.

PART I

ITEM 1.              Business

Overview

Energy Services of America Corporation (“Energy Services” or the “Company”) was formed in 2006 as a special purpose acquisition corporation, or blank check company. On August 15, 2008, Energy Services completed the acquisitions of S.T. Pipeline, Inc. (“S.T. Pipeline”) and C.J. Hughes Construction Company, Inc. (“C.J. Hughes”).

Wholly owned subsidiary C.J. Hughes is a general contractor primarily engaged in pipeline construction for utility companies. C.J. Hughes operates primarily in the mid-Atlantic region of the United States. Contractors Rental Corporation (“Contractors Rental”), a wholly owned subsidiary of C.J. Hughes, provides union building trade employees for projects managed by C.J. Hughes. Nitro Construction Services, Inc. (“Nitro”), a wholly owned subsidiary of C.J. Hughes, is an electrical and mechanical contractor that provides its services to the power, chemical and automotive industries. Nitro operates primarily in the mid-Atlantic region of the United States. Pinnacle Technical Solutions, Inc. (“Pinnacle”), a wholly owned subsidiary of Nitro, operates as a data storage facility within Nitro’s office building. Pinnacle is supported by Nitro and has no employees of its own. All C.J. Hughes, Nitro, and Contractors Rental production personnel are union members of various related construction trade unions and are subject to collective bargaining agreements that expire at varying time intervals. S.T. Pipeline engaged in the construction of natural gas pipelines for utility companies in various states, mostly in the mid-Atlantic area of the country. On May 14, 2013, the Company liquidated the operations of S.T. Pipeline and realized $1.9 million from the sale of assets. The financial position and results of operations of S.T. Pipeline have been presented as discontinued operations in the accompanying financial statements for all presented periods.

Energy Services is engaged in providing contracting services for energy related companies. Currently Energy Services primarily services the gas, petroleum, power, chemical and automotive industries, though it does some other incidental work such as water and sewer projects. For the gas industry, the Company is primarily engaged in the construction, replacement and repair of natural gas pipelines and storage facilities for utility companies and private natural gas companies. Energy Services is involved in the construction of both interstate and intrastate pipelines, with an emphasis on the latter. For the oil industry, the Company provides a variety of services relating to pipeline, storage facilities and plant work. For the power, chemical, and automotive industries, the Company provides a full range of electrical and mechanical installations and repairs including substation and switchyard services, site preparation, equipment setting, pipe fabrication and installation, packaged buildings, transformers and other ancillary work with regards thereto. Energy Services’ other services include liquid pipeline construction, pump station construction, production facility construction, water and sewer pipeline installations, various maintenance and repair services and other services related to pipeline construction. The majority of the Company’s customers are in West Virginia, Virginia, Ohio, Pennsylvania, and Kentucky. The Company builds, but does not own, natural gas pipelines for its customers that are part of both interstate and intrastate pipeline systems that move natural gas from producing regions to consumption regions as well as build and replace gas line services to individual customers of the various utility companies.

Our consolidated operating revenues for the year ended September 30, 2018 were $135.5 million of which 51.5% was attributable to gas & petroleum contract work, 41.7% to electrical and mechanical contract services and 6.8% to water and sewer contract installations and other ancillary services. The Company had consolidated operating revenues of $140.5 million for the year ended September 30, 2017, of which 56.7% was attributable to gas & petroleum contract work, 37.4% to electrical and mechanical contract services, and 5.9% to water and sewer contract installations and other ancillary services.

Energy Services’ customers include many of the leading companies in the industries it serves, including:

Full Stream Goff Connector, LLC

TransCanada Corporation

Columbia Gas Distribution

Marathon Petroleum

American Electric Power

Toyota Motor Manufacturing

Bayer Chemical

Dow Chemical

Kentucky American Water

Various state, county and municipal public service districts.

The Company enters into various types of contracts, including competitive unit price, cost-plus (or time and materials basis) and fixed price (lump sum) contracts. The terms of the contracts will vary from job to job and customer to customer though most contracts are based on either unit pricing, in which the Company agrees to do the work for a price per unit of work performed or for a fixed amount for the entire project. Most of the Company’s projects are completed within one year of the start of the work. On occasion, the Company’s customers will require the posting of performance and/or payment bonds upon execution of the contract, depending upon the nature of the work performed. The Company generally recognizes revenue on unit price and cost-plus contracts when units are completed, or services are performed. Fixed price contracts usually result in recording revenues as work on the contract progresses on a percentage of completion basis. Under this accounting method, revenue is recognized based on the percentage of total costs incurred to date in proportion to total estimated costs at completion. Many contracts also include retention provisions under which a percentage of the contract price is withheld until the project is complete and has been accepted by the customer.

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

Accordingly, our operating results in any quarter or year may not be indicative of the results that can be expected for any other quarter or any other year. You should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Understanding Gross Margins” below for discussions of trends and challenges that may affect our financial condition and results of operations.

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

On September 16, 2015, the Company entered into a $2.5 million Non-Revolving Note agreement with United Bank, Inc. This six-year agreement gave the Company access to a $2.5 million line of credit (“Equipment Line of Credit”), specifically for the purchase of equipment, for the period of one year with an interest rate of 5.0%. After the first year, all borrowings against the Equipment Line of Credit were converted to a five-year term note agreement with an interest rate of 5.0%. This agreement is subject to the terms of the January 31, 2014 Term Note agreement discussed above. As of September 30, 2018, the Company had borrowed $2.46 million against this line of credit and made principal payments of $911,000.

On June 28, 2017, the Company entered into a $5.0 million Non-Revolving Note agreement with United Bank, Inc. This five-year agreement gave the Company access to a $5.0 million line of credit (“Equipment Line of Credit 2017”), specifically for the purchase of equipment, for a period of three months with an interest rate of 4.99%. After three months, all borrowings against the Equipment Line of Credit 2017 were converted to a five-year term note agreement with an interest rate of 4.99%. As of September 30, 2018, the Company had borrowed $5.0 million against this note and made principal payments of $960,000.

On March 21, 2018, the Company entered into a financing agreement (“Operating Line of Credit (2018)”) with United Bank, Inc. to provide the Company with a $15.0 million revolving line of credit. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%. The effective date of this agreement was February 27, 2018 and it replaced the $15.0 million revolving line of credit (“Operating Line of Credit (2017)”) entered into with United Bank, Inc. effective February 27, 2017. The Company had borrowed $9.1 million against the Operating Line of Credit (2017) as of September 30, 2017 and repaid the balance in April 2018. The Company had borrowed $5.5 million against the Operating Line of Credit (2018) as of September 30, 2018. Major items excluded from the borrowing base calculation are receivables from bonded jobs and retainage as well as all items greater than ninety (90) days old.

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

Backlog/New Business

The Company’s backlog represents contracts for services that have been entered into, but which have not yet been completed. At September 30, 2018, Energy Services had a backlog of $71.1 million of work to be completed on existing contracts. At September 30, 2017, the Company had a backlog of $62.5 million. Due to the timing of Energy Services’ construction contracts and the long-term nature of some of our projects, portions of our backlog work may not be completed in the current fiscal year. Most of the Company’s projects can be completed in a short period of time, typically two to five months. Larger projects usually take seven to eighteen months to be completed. As a rule, work starts shortly after the signing of the contract.

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

Competition

The pipeline construction industry is a highly competitive business characterized by high capital and maintenance costs. Pipeline contracts are usually awarded through a competitive bid process. The Company believes that operators consider factors such as quality of service, type and location of equipment, or the ability to provide ancillary services. However, price and the ability to complete the project in a timely manner are the primary factors in determining which contractor is awarded a job. There are many regional and national competitors that offer services similar to Energy Services. Certain of the Company’s competitors have greater financial and human resources than Energy Services, which may enable them to compete more efficiently because of price and technology. The Company’s largest competitors are Otis Eastern, Miller Pipeline, Brown Electric, Summit Electric and Apex Pipeline.

Operating Hazards and Insurance

Energy Services’ operations are subject to many hazards inherent in the pipeline construction business, including, for example, operating equipment in mountainous terrain, people working in deep trenches and people working near large equipment. These hazards could cause personal injury or death, serious damage to or destruction of property and equipment, suspension of drilling operations, or substantial damage to the environment, including damage to producing formations and surrounding areas. Energy Services seeks protection against certain of these risks through insurance, including property casualty insurance on its equipment, commercial general liability and commercial contract indemnity, commercial umbrella and workers’ compensation insurance.

The Company’s insurance coverage for property damage to its equipment is based on estimates of the cost of comparable used equipment to replace the insured property. There is a deductible per occurrence on equipment of $10,000 and $500 for damage to miscellaneous tools. The Company also maintains third party liability insurance, pollution and professional liability insurance, and a commercial umbrella policy. Energy Services believes that it is adequately insured for public liability and property damage to others with respect to its operations. However, such insurance may not be enough to protect Energy Services against liability for all consequences related to its operations.

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

Environmental regulations that affect Energy Services’ customers also have an indirect impact on Energy Services. Increasingly stringent environmental regulation of the natural gas industry has led to higher drilling costs and a more difficult and lengthier well permitting process.

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

Employees

As of September 30, 2018, the Company had approximately 842 employees including management, with approximately 85 of those employees being full-time. The Company’s construction personnel are trade union members represented by various collective bargaining units.

ITEM 1A.           Risk Factors

Our business is subject to a variety of risks and uncertainties, including, but not limited to, the risk and uncertainties described below. The risks and uncertainties described below are not the only ones we may face. Additional risks and uncertainties not known to us or not described below also may impair our business operations. If any of the following risks actually occur, our business financial condition and results of operations could be impacted, and we may not be able to achieve our expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” under Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the section entitled “Forward looking statements”.

Our operating results may vary significantly from quarter to quarter.

We typically experience lower volumes and lower margins during the winter months due to lower demand for our pipeline services and more difficult operating conditions. Also, other items that can materially affect our quarterly results include:

•	Adverse weather;
•	Variations in the mix of our work in any quarter;
•	Shortage of qualified labor;
•	Unfavorable regional, national or global economic and market conditions;
•	A reduction in the demand for our services;
•	Changes in customer spending patterns and need for the services we provide;
•	Unanticipated increases in construction and design costs;
•	Timing and volume of work we perform;
•	Termination of existing agreements;
•	Losses experienced not covered by insurance;
•	Payment risks associated with customer financial condition;
•	Changes in bonding requirements of agreements;
•	Interest rate variations; and
•	Changes in accounting pronouncements.

Credit facilities to fund our operations and growth might not be available.

Our business relies heavily on having lines of credit in place to fund the various projects we are working on. Should funding not be available, or on favorable terms, it could severely curtail our operations and the ability to generate profits. Energy Services maintains a banking relationship with two regional banks and has lines of credit and borrowing facilities with these institutions. The Company currently has a $15.0 million Operating Line of Credit (2018), of which $5.5 million was outstanding at September 30, 2018. The Company believes this line of credit will provide enough operating capital for future projects, but the Company cannot guarantee it will always have access to this line of credit in the future depending on the Company’s financial performance.

We have sold Units, each consisting of one share of 6.0% Convertible Perpetual Preferred Stock, Series A and 2,500 shares of Common Stock. If the Preferred Stock is converted to Common Stock, shareholders may experience dilution of their ownership interest.

As of September 30, 2013, the Company sold 140 units in a private placement to accredited investors, with an additional 10 units sold during the fiscal year ended September 30, 2014 for a total of 150 units. As a result of the private placement, an additional 375,000 shares of common stock were outstanding as of September 30, 2018. The Company also issued 56 shares of Preferred Stock to Marshall Reynolds, Chairman of the Board of Directors, in exchange for a debt forgiveness of $1.4 million. Mr. Reynolds did not receive any shares of Common Stock in this transaction. In addition, if the Company elects to allow the holders of the Preferred Stock to choose to convert their Preferred Stock into shares of common stock, we would issue an additional 3,433,333 shares of Common Stock, which will result in shareholders experiencing a dilution in their ownership interest.

An economic downturn in the industries we serve could lead to less demand for our services.

In addition to the effects of an economic recession, there could be reductions in the industries that the Company serves. If the demand for natural gas should drop dramatically, or the demand for electrical services drops dramatically, these would in turn result in less demand for the Company’s services.

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

The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. While the Company believes estimates on project performance are materially correct at September 30, 2018, there can be no assurance that actual results will not differ from those estimates.

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

Our productivity depends upon our ability to employ and maintain skilled personnel to meet our requirements. Should some of our key managers leave the Company, it could limit our productivity. Also, many of our labor personnel are trade union members. Should we encounter labor problems associated with our union employees or if we are unable to employ enough available operators, welders, or other skilled labor, our production could be significantly curtailed.

Our backlog may not be realized.

Our backlog could be reduced due to cancellation of projects by customers and/or reductions in scope of the projects. Should this occur, our anticipated revenues would be reduced unless we are able to replace those contracts.

We extend credit to customers for purchases of our services and therefore have risk that they may not be able to repay us.

While we have not had any significant problems with collections of accounts receivables historically, should there be an economic downturn our customers’ ability to repay us could be compromised, and this may curtail our operations and ability to operate profitably.

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

ITEM 1B.           Unresolved Staff Comments

None.

ITEM 2.              Properties

The Company and its subsidiaries own the property where its subsidiaries, C.J. Hughes and Nitro, and the Company’s headquarters are located. We maintain our executive offices at 75 West 3rd Ave., Huntington, West Virginia 25701, which is also the office of C.J. Hughes. Nitro’s office is located at 4300 1st Ave., Nitro, WV 25143. The Company’s management believes that its properties are adequate for the business it conducts.

ITEM 3.              Legal Proceedings

In February 2018, the Company filed a lawsuit against a former customer related to a dispute over changes on a pipeline construction project. The Company is seeking $6.9 million in the lawsuit, none of which has been recognized in the Company’s financial statements. Other than described above, at September 30, 2018, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At September 30, 2018, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.              Mine Safety Disclosures

None.

PART II

ITEM 5.             Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is quoted under the symbol “ESOA” and transactions in the stock are reported on the OTC QB marketplace.

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

Common Stock

Fiscal 2017	High	Low	Dividends
Quarter ended December 31, 2016	$1.60	$1.25	$-
Quarter ended March 31, 2017	1.92	1.33	-
Quarter ended June 30, 2017	1.79	1.55	0.05
Quarter ended September 30, 2017	1.77	0.94	-

Fiscal 2018	High	Low	Dividends
Quarter ended December 31, 2017	$1.09	$0.85	$-
Quarter ended March 31, 2018	0.98	0.54	-
Quarter ended June 30, 2018	0.88	0.60	-
Quarter ended September 30, 2018	1.24	0.74	-

As of September 30, 2018, there were 24 holders of record of our common stock. Certain shares of the Company’s common stock are held in “nominee” or “street” name and accordingly the number of beneficial owners of common stock is not included in the number of record holders.

There was a $0.05 special dividend paid on 13,922,336 common shares during fiscal year 2017 for a total of $696,117. The dividend payment did not include 317,500 common shares that are part of preferred units. A special dividend was not paid in fiscal year 2018. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition and will be within the discretion of our board of directors.

On August 3, 2018, the Company announced that the Board of Directors authorized a stock repurchase program under which the Company would purchase up to 10%, or approximately 1,423,984 shares, of the Company’s issued and outstanding stock. The purchase program will expire on August 15, 2019.

Stock Purchase Table

Period	Total Number of Shares purchased	Average Price Paid Per Share	Value of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

July 1, 2018-July 31, 2018	-	$-	$-	-
August 1, 2018-August 31, 2018	18,129	1.13	20,502.34	1,405,855
September 1, 2018- September 30, 2018	27,190	1.08	29,291.68	1,378,665
Total	45,319	$1.10	$49,794.02

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

Weather. Adverse or favorable weather conditions can impact gross margin in each period. Periods of wet weather, snow or rainfall, as well as severe temperature extremes can severely impact production and therefore negatively impact revenues and margins. Conversely, periods of dry weather with moderate temperatures can positively impact revenues and margins due to the opportunity for increased production and efficiencies.

Revenue Mix. The mix of revenues between customer types and types of work for various customers will impact gross margins. Some projects will have greater margins while others that are extremely competitive in bidding may have narrower margins.

Service and Maintenance versus Installation. In general, installation work has a higher gross margin than maintenance work. This is because installation work usually is of a fixed price nature and therefore has higher risks involved. Accordingly, a higher portion of the revenue mix from installation work typically will result in higher margins.

Subcontract Work. Work that is subcontracted to other service providers generally has lower gross margins. Increases in subcontract work as a percentage of total revenues in each period may contribute to a decrease in gross margin.

Materials versus Labor. Typically, materials supplied on projects have lower margins than labor. Accordingly, projects with a higher material cost in relation to the entire job will have a lower overall margin.

Depreciation. Depreciation is included in our cost of revenue. This is a common practice in our industry but can make comparability to other companies difficult.

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

Results of Operations for the Year Ended September 30, 2018 Compared to the Year Ended September 30, 2017

Revenues. Revenues on continuing operations decreased by $5.0 million or 3.6% to $135.5 million for the year ended September 30, 2018 from $140.5 million for the year ended September 30, 2017. The decrease was primarily attributable to a $9.9 million revenue decrease in petroleum and gas work, partially offset by a $4.0 million revenue increase in electrical and mechanical services, and a $900,000 revenue increase in water and sewer and other ancillary services. Schedule delays on two major projects, please see “Major Projects with Losses” below, prevented the Company from securing additional work during the fourth quarter of fiscal year 2017. There were no revenues from discontinued operations for fiscal years 2018 and 2017.

Cost of Revenues. Cost of revenues on continuing operations decreased by $8.9 million or 6.7% to $123.8 million for the year ended September 30, 2018 from $132.7 million for the year ended September 30, 2017. The decrease was primarily attributable to a $13.5 million cost decrease in petroleum and gas work, partially offset by a $3.7 million cost increase in electrical and mechanical services, an $800,000 cost increase in water and sewer and other ancillary services, and a $100,000 cost increase in equipment and tool shop operations not allocated to projects. There was no cost of revenues from discontinued operations for fiscal years 2018 and 2017.

Gross Profit. Gross profits on continuing operations increased by $3.9 million or 49.7% to $11.6 million for the year ended September 30, 2018 from $7.8 million for the year ended September 30, 2017. The increase was primarily attributable to a $3.6 million gross profit increase in petroleum and gas work, and a $300,000 gross profit increase in electrical and mechanical services, and a $100,000 gross profit increase in water and sewer and other ancillary services, partially offset by a $100,000 gross profit decrease in equipment and tool shop operations not allocated to projects. The gross profit percentage was 8.6% for the year ended September 30, 2018 and 5.5% for the year ended September 30, 2017. Please see “Major Projects with Losses” below for further details on the effect of these projects on the financial results of the Company in fiscal years 2018 and 2017. There was no gross profit on discontinued operations for fiscal years 2018 and 2017.

Selling and administrative expenses. Selling and administrative expenses on continuing operations increased by $326,000 or 4.4% to $7.7 million for the year ended September 30, 2018 from $7.4 million for the year ended September 30, 2017. The increase was primarily due to additional salary and burden expense needed to bid and manage projects in fiscal year 2018 as compared to fiscal year 2017. There was no selling and administrative expense on discontinued operations for fiscal years 2018 and 2017.

Income from operations. Income from operations increased by $3.5 million or 926.1% to $3.9 million for the year ended September 30, 2018 from $382,000 for the year ended September 30, 2017. The increase was primarily due to the items mentioned above. Please see “Major Projects with Losses” below for further details. There was no income from discontinued operations for fiscal years 2018 and 2017.

Interest Expense. Interest expense increased by $84,000 or 10.0% to $917,000 for the year ended September 30, 2018 from $833,000 for the year ended September 30, 2017. This increase was primarily due to increased line of credit borrowings and interest paid on financed equipment purchases.

Net Income (loss). Income from continuing operations before income tax expense was $3.4 million for fiscal year 2018, compared to a loss from continuing operations before income tax benefit of $468,000 for fiscal year 2017. Please see “Major Projects with Losses” below for further details on the reason for the net loss for 2017. There was no income from discontinued operations for fiscal years 2018 and 2017.

Income tax expense for fiscal year 2018 was $910,000 compared to income tax benefit of $80,000 for fiscal year 2017. The effective tax expense rate for fiscal year 2018 was 26.6% as compared to an effective tax benefit rate of 17.2% for fiscal year 2017. The income tax expense in fiscal year 2018 was due to the increase in taxable income compared to fiscal year 2017. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income and non-deductible expenses.

Dividends on preferred stock for fiscal years ended September 30, 2018 and 2017 were $309,000.

The net income available to common shareholders was $2.2 million for the year ended September 30, 2018 compared to net loss available to common shareholders of $697,000 for the year ended September 30, 2017.

Major Projects with Losses

The Company has two pipeline projects (“Project A” and “Project B”), both started in April 2017, that have recognized an estimated combined loss of $5.5 million at September 30, 2018. The Company believes the total amount of expected loss has been recorded at September 30, 2018 as the projects are complete. The combined loss was estimated at $5.0 million at September 30, 2017.

Project A had an estimated contract value of $10.4 million to install 19,000 feet of 24” pipe, 3,400 feet of 16” pipe, and 600 feet of 8” pipe. At September 30, 2018, the Company had recognized a $3.5 million loss on this project. Project B had an estimated contract value of $5.1 million to install 14,600 feet of 16” steel pipe. At September 30, 2018, the Company had recognized a $2.0 million loss on this project. Losses on both projects are primarily due to daily production significantly below historical results. The inefficient production was due to a shortage of qualified labor during an extremely busy time in the pipeline industry and more inclement weather than was estimated for the projects. This led to greater labor expense and longer project schedules than was estimated on the projects. Fiscal year 2018 losses were the result of final clean up on the projects.

A summary of the projects is below:

	Earned	Cost of	Gross
	Revenue	Revenues	Loss

At September 30, 2017
Project A	$8,429,838	$11,507,538	$(3,077,700)
Project B	5,054,534	6,931,887	(1,877,353)
Total	$13,484,372	$18,439,425	$(4,955,053)

Twelve Months Ended September 30, 2018
Project A	$1,987,121	$2,418,115	$(430,994)
Project B	30,000	171,881	(141,881)
Total	$2,017,121	$2,589,996	$(572,875)

Projects to Date at September 30, 2018
Project A	$10,416,959	$13,925,653	$(3,508,694)
Project B	5,084,534	7,103,768	(2,019,234)
Total	$15,501,493	$21,029,421	$(5,527,928)

Comparison of Financial Condition at September 30, 2018 Compared to September 30, 2017.

The Company had total assets of $54.7 million at September 30, 2018, a decrease of $2.6 million from the prior fiscal year end balance of $57.3 million. Net property, plant and equipment totaled $16.8 million at September 30, 2018, a decrease of $2.4 million from the prior fiscal year end balance of $19.2 million. The decrease was primarily due to $4.2 million of depreciation expense and a $100,000 net decrease due to disposals of equipment, partially offset by $1.9 million in acquisitions at September 30, 2018. Cash and cash equivalents totaled $1.1 million at September 30, 2018, a decrease of $600,000 from the prior year end balance of $1.7 million. The decrease was primarily related to the repayment of line of credit borrowings and a $1.9 million cash investment in property, plant and equipment. Long-term notes receivable totaled zero at September 30, 2018, a decrease of $137,000 from the prior year end balance of $137,000. The decrease was due to a reclassification to other receivables in current assets. The aggregate balance of accounts receivable, retainages receivable, and other receivables totaled $27.4 million at September 30, 2018, an increase of $400,000 from the combined prior year end balance of $27.0 million. This increase was primarily due to a $1.1 million increase in retainages receivable, a $170,000 increase in other receivables, partially offset by a $900,000 decrease in accounts receivable. Prepaid expenses and other totaled $4.1 million at September 30, 2018, an increase of $73,000 from the prior year end balance of $4.0 million. This increase was primarily due to a $173,000 increase in the captive insurance security deposit, partially offset by various prepaid expense accounts. Estimated earnings in excess of billings totaled $5.4 million at September 30, 2018, an increase of $2,500 from the prior year end balance.

Liabilities totaled $31.4 million at September 30, 2018, a decrease of $4.8 million from the prior year end balance of $36.2 million. The aggregate balance of current maturities of long-term debt and long-term debt totaled $9.7 million at September 30, 2018, a decrease of $4.6 million from the prior year end balance of $14.3 million. This decrease was due to principal repayments on long-term debt. Lines of credit and short-term borrowings totaled $6.1 million at September 30, 2018, a decrease of $3.3 million from the prior year end balance of $9.4 million. This decrease was primarily due to $3.6 million in repayments against the Company’s operating line of credit, partially offset by a $250,000 increase in insurance premiums due at September 30, 2018 as compared to September 30, 2017. Accrued expenses and other accrued liabilities totaled $4.3 million at September 30, 2018, a decrease of $30,000 from the prior year end balance. This decrease was primarily due to lower labor and burden expenses incurred towards the end of fiscal year 2018 compared to 2017. Billings in excess of costs and estimated earnings totaled $3.3 million, an increase of $1.1 million from the prior year end balance of $2.2 million. This increase was due to a larger number of overbillings when comparing the billed revenue and percentage of cost completed on construction projects in 2018 as compared to 2017. Net deferred income tax payable totaled $1.3 million at September 30, 2018, a $882,000 increase from the prior year end balance of $447,000. The increase was primarily due to deferred income tax payable resulting from depreciation on property, plant and equipment purchases. Accounts payable totaled $6.2 million as of September 30, 2018, an increase of $683,000 from the prior year end balance of $5.5 million. This increase was due to the timing of payments to material and equipment providers. Income tax payable totaled $545,000 at September 30, 2018, while no income tax was payable at September 30, 2017. This increase was due to the taxable income in fiscal year 2018 compared to the taxable loss in fiscal year 2017.

Shareholders’ equity totaled $23.3 million at September 30, 2018, an increase of $2.2 million from the prior year end balance of $21.1 million. This increase was primarily due to the $2.5 million in net income generated by the Company in fiscal year 2018, partially offset by $309,000 in dividends paid on preferred stock and $50,000 from the repurchase of common shares of Company stock.

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

Under the terms of the financing agreement reached January 31, 2014, the Company must meet the following loan covenants:

1.	Minimum tangible net worth of $10.0 million to be measured quarterly
2.	Minimum traditional debt service coverage of 1.50x to be measured quarterly on a rolling twelve- month basis
3.	Minimum current ratio of 1.30x to be measured quarterly
4.	Maximum debt to tangible net worth ratio (“TNW”) to be measured semi-annually on the following basis:

Date	Debt to TNW
6/30/2016	1.50	x
Thereafter	1.50	x

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

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 monthly. The interest rate on the new loan agreement is 4.82% with monthly payments of $7,800.

On September 16, 2015, the Company entered into a $1.2 million 41-month term note agreement with United Bank, Inc. to refinance the five-year term note agreement with First Guaranty Bank. The agreement has an interest rate of 5.0% and is subject to the terms of the January 31, 2014 Term Note agreement discussed above.

Also, on September 16, 2015, the Company entered into a $2.5 million Non-Revolving Note agreement with United Bank, Inc. This six-year agreement gave the Company access to a $2.5 million line of credit (“Equipment Line of Credit”), specifically for the purchase of equipment, for the period of one year with an interest rate of 5.0%. After the first year, all borrowings against the Equipment Line of Credit will be converted to a five-year term note agreement with an interest rate of 5.0%. This agreement is subject to the terms of the January 31, 2014 Term Note agreement discussed above. At September 30, 2017, the Company had borrowed $2.46 million against this line of credit and made principal payments of $911,000.

On November 13, 2015, the Company entered into a 10-year $1.1 million loan agreement with United Bank, Inc. to purchase the fabrication shop and property Nitro had previously been leasing for $12,900 monthly. The interest rate on the new loan agreement is 5.0% with monthly payments of $11,828.

On June 28, 2017, the Company entered into a $5.0 million Non-Revolving Note agreement with United Bank, Inc. This five-year agreement gave the Company access to a $5.0 million line of credit (“Equipment Line of Credit 2017”), specifically for the purchase of equipment, for a period of three months with an interest rate of 4.99%. After three months, all borrowings against the Equipment Line of Credit 2017 were converted to a five-year term note agreement with an interest rate of 4.99%. As of September 30, 2018, the Company had borrowed $5.0 million against this note and made principal payments of $960,000.

Operating Line of Credit

On March 21, 2018, the Company entered into a financing agreement (“Operating Line of Credit (2018)”) with United Bank, Inc. to provide the Company with a $15.0 million revolving line of credit. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%. The effective date of this agreement was February 27, 2018 and it replaced the $15.0 million revolving line of credit (“Operating Line of Credit (2017)”) entered into with United Bank, Inc. effective February 27, 2017. The Company had borrowed $9.1 million against the Operating Line of Credit (2017) as of September 30, 2017 and repaid the balance in April 2018. The Company had borrowed $5.5 million against the Operating Line of Credit (2018) as of September 30, 2018. Major items excluded from the borrowing base calculation are receivables from bonded jobs and retainage as well as all items greater than ninety (90) days old.

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

The Company was in compliance with all covenants for the $12.5 million Operating Line of Credit (2018) at September 30, 2018. The Company does not anticipate borrowing above that amount.

As of September 30, 2018, the Company had $1.1 million in cash and working capital of $14.3 million. The maturities of long-term and short-term debt, which includes line of credit borrowings, term notes payable to banks, and notes payable on various equipment purchases, were as follows:

2019	$9,290,515
2020	2,320,970
2021	1,825,472
2022	1,036,439
2023	182,363
Thereafter	1,103,386
$15,759,145

Off-Balance Sheet Transactions

Due to the nature of our industry, we often enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Though for the most part not material in nature, some of these are:

Leases

Our work often requires us to lease various facilities, equipment and vehicles. These leases usually are short term in nature, one year or less though at times we may enter longer term leases when warranted. By leasing equipment, vehicles and facilities, we can reduce our capital outlay requirements for equipment, vehicles and facilities that we may only need for short periods of time.

Letters of Credit

Certain of our customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors, vendors, etc. on various customer projects. At September 30, 2018, the Company did not have any outstanding letters of credit.

Performance Bonds

Some customers, particularly new ones or governmental agencies require the Company to post bid bonds, performance bonds and payment bonds (collectively, performance bonds). These bonds are obtained through insurance carriers and guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the insurer make payments or provide services under the bond. The Company must reimburse the insurer for any expenses or outlays it is required to make.

In February 2014, the Company entered into an agreement with a surety company to provide bonding which will suit the Company’s immediate needs. The ability to obtain bonding for future contracts is an important factor in the contracting industry with respect to the type and value of contracts that can be bid.

Depending upon the size and conditions of a particular contract, the Company may be required to post letters of credit or other collateral in favor of the insurer. Posting of these letters or other collateral will reduce our borrowing capabilities. The Company does not anticipate any claims in the foreseeable future. At September 30, 2018, the Company had $16.6 million in performance bonds outstanding.

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

The Company had two customers that exceeded 10.0% of revenues for the year ended September 30, 2018. The two customers, Full Stream Goff Connector, LLC and Toyota Motor Manufacturing, represented 17.3% and 13.3% of revenues. The Company had two customers that exceeded 10.0% of receivables net of retention. These two customers, Full Stream Goff Connector, LLC and TransCanada Corporation, represented 25.5% and 22.3% of receivables net of retention, respectively. The Company had two customers that exceeded 10.0% of revenues for the year ended September 30, 2017. The two customers, Marathon Petroleum and Columbia Gas Distribution, represented 15.1% and 14.6% of revenues and 15.8% and 12.1% of receivables net of retention, respectively.

The Company’s consolidated operating revenues for the year ended September 30, 2018 were $135.5 million of which 51.5% was attributable to gas and petroleum contract work, 41.7% to electrical and mechanical contract services and 6.8% to water and sewer contract installations and other ancillary services. The Company’s consolidated operating revenues for the year ended September 30, 2017 were $140.5 million of which 56.7% was attributable to gas and petroleum contract work, 37.4% to electrical and mechanical contract services and 5.9% to water and sewer contract installations and other ancillary services.

Litigation

In February 2018, the Company filed a lawsuit against a former customer related to a dispute over changes on a pipeline construction project. The Company is seeking $6.9 million in the lawsuit, none of which has been recognized in the Company’s financial statements. Other than described above, at September 30, 2018, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At September 30, 2018, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 monthly. Mr. Douglas Reynolds, President of Energy Services, is a director and secretary of First Bank of Charleston. Mr. Nester Logan and Mr. Samuel Kapourales, directors of Energy Services, are also directors of First Bank of Charleston. The interest rate on the new loan agreement is 4.82% with monthly payments of $7,800. As of September 30, 2018, we have paid approximately $145,000 in principal and approximately $205,000 in interest since the beginning of the loan.

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

Inflation

Due to relatively low levels of inflation during the years ended September 30, 2018 and 2017, inflation did not have a significant effect on our results.

New Accounting Pronouncements

In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 for all entities by one year. In June 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”).  ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606 Revenue from Contracts with Customers. With the amendments in ASU 2015-14, ASU 2014-09 will be effective for the Company beginning after December 15, 2017, including interim periods. In September 2017, the FASB issued ASU 2017-13 which amends the early adoption date option for certain companies related to the adoption of ASU 2014-09. The Company expects that the adoption of ASU 2014-09 will not have a material impact on its financial statements; however, disclosures are expected to be more extensive.

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

Income Taxes

The Company and all subsidiaries file a consolidated federal and various state income tax returns on a fiscal year basis. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations for years ended prior to September 30, 2015.

The Company follows the liability method of accounting for income taxes in accordance with the Income Taxes topic of the ASC 740. Under this method, deferred tax assets and liabilities are recorded for future tax consequences of temporary differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the underlying assets or liabilities are recovered or settled. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a portion of the deferred tax asset will not be realized. GAAP prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or to be taken on a tax return.

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

Self-Insurance

The Company has its workers’ compensation, general liability and auto insurance through a captive insurance company. While the Company believes that this arrangement has been very beneficial in reducing and stabilizing insurance costs the Company does have to maintain a surety deposit to guarantee payments of premiums. That restricted account had a balance of $2.1 million as of September 30, 2018. Should the captive insurance company experience severe losses over an extended period, it could have a detrimental effect on the Company.

Current and Non-Current Accounts Receivable and Provision for Doubtful Accounts

The Company provides an allowance for doubtful accounts when collection of an account is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates relating to, among others, our customers’ access to capital, our customers’ willingness or ability to pay, general economic conditions and the ongoing relationship with the customers. While most of our customers are large well capitalized companies, should they experience material changes in their revenues and cash flows or incur other difficulties and not be able to pay the amounts owed, this could cause reduced cash flows and losses in excess of our current reserves. At September 30, 2018, the management review deemed that the allowance for doubtful accounts was adequate.

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

(c) Changes in Internal Controls Over Financial Reporting

There has been no change in Energy Services of America Corporation’s internal control over financial reporting during Energy Services of America Corporation’s fourth quarter of fiscal year 2018 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

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

Douglas V. Reynolds was appointed President and Chief Executive Officer of the Company on December 6, 2012 and has served as a Director since 2008. Mr. Reynolds is an attorney for Reynolds & Brown, PLLC. Mr. Reynolds is the President of the Transylvania Corporation and a director of The Harrah and Reynolds Corporation. Mr. Reynolds is a graduate of Duke University and holds a law degree from West Virginia University. Mr. Reynolds is the son of Director Marshall T. Reynolds and brother of Jack M. Reynolds. Mr. Reynolds’ varied experience and senior management roles with other companies make Mr. Reynolds a valuable member of the Board.

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

Charles Abraham, MD was appointed to the Board of Directors on January 1, 2016. Dr. Abraham is an Otolaryngology (Ear Nose & Throat) Specialist in Huntington, WV and is affiliated with multiple hospitals in the area, including Cabell Huntington Hospital, St. Mary’s Medical Center and Huntington Veterans Affairs Medical Center. He received his medical degree from West Virginia University School of Medicine and has been in practice since 1968. He also received an MBA degree from Marshall University in August 1996. Dr. Abraham is certified by the American Board of Otolaryngology and the West Virginia State Medical Association. Dr. Abraham’s healthcare experience and understanding of health insurance related matters makes him a valuable member of the Board.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our common stock is registered with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934. The officers and directors and beneficial owners of greater than 10% of our common stock are required to file reports on Forms 3, 4 and 5 with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of the common stock. Securities and Exchange Commission rules require disclosure in our Proxy Statement or Annual Report on Form 10-K of the failure of an officer, director or 10% beneficial owner of our common stock to file a Form 3, 4 or 5 on a timely basis. Based on our review of ownership reports required to be filed for the fiscal year ended September 30, 2018, all our directors, officers and owners of more than 10% of our common stock filed these reports on a timely basis.

Meetings of the Board of Directors

During fiscal 2018, the Board of Directors held twelve regular meetings and no special meetings. No director attended fewer than 75% in the aggregate of the total number of board meetings held. All directors serving on our committees attended more than 75% of the total number of committee meetings on which they served during fiscal 2018. Although not required, attendance of Board members at the Annual Meeting of Stockholders is encouraged. All members of our Board of Directors attended the 2018 Annual Meeting of Stockholders.

Board Committees

Audit Committee. The Audit Committee consisted of Messrs. Scaggs, Logan, and Molihan, with Mr. Scaggs acting as chairman of the committee in fiscal 2018. The audit committee met four times during the fiscal year ended September 30, 2018. All the directors appointed to the audit committee are independent members of the board of directors, as defined by Securities and Exchange Commission rules (Rule 10A-3 of the Securities Exchange Act of 1934) and the NYSE MKT corporate governance listing standards. Each member of the audit committee is financially literate, and the Board of Directors has determined that Mr. Molihan qualifies as audit committee financial expert, as such term is defined by Securities and Exchange Commission rules. The committee’s charter can be found at: www.energyservicesofamerica.com/posting/Audit_Committee_Charter_v1.pdf.

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

The Audit Committee approved the appointment of Arnett Carbis Toothman to be our independent registered public accounting firm for the 2019 fiscal year. A representative of Arnett Carbis Toothman is expected to attend the 2019 Annual Meeting of Stockholders.

Nominating Committee. The Board has determined that the independent members of the Board of Directors will perform the duties of the nominating committee of the Board of Directors. The nominating committee does not have a written charter. The nominating committee will (i) identify individuals qualified to become members of the Board of Directors and recommend to the Board of Directors the nominees for election to the Board of Directors; (ii) recommend director nominees for each committee to the Board of Directors; and (iii) identify individuals to fill any vacancies on the Board of Directors. The nominating committee met one time during the fiscal year ended September 30, 2018.

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

The nominating committee will also consider whether a candidate satisfies the criteria for “independence” under Securities and Exchange Commission or NYSE American rules and, if a nominee is sought for service on the audit committee, the financial and accounting expertise of a candidate, including whether an individual qualifies as an “audit committee financial expert.” The nominating committee will consider diversity in identifying nominees for director but has no specific policy or established criteria in this regard. The nominating committee seeks candidates who have a broad range of business experience when considering nominees to the Board of Directors.

Procedures for the Nomination of Directors by Stockholders

The Board of Directors has adopted procedures for the submission of director nominees by stockholders. If a determination is made that an additional candidate is needed for the Board of Directors, the independent members of the Board of Directors will consider candidates submitted by our stockholders. Stockholders can submit the names of qualified candidates for director by writing to our Corporate Secretary at 75 West 3rd Ave., Huntington, West Virginia 25701. The Corporate Secretary must receive a submission not less than forty-five (45) days prior to the date of our proxy materials for the preceding year’s annual meeting. The submission must include the following information:

•	a statement that the writer is a stockholder and is proposing a candidate for consideration by our independent directors;

•	the name and address of the stockholder as they appear on our books and number of shares of our common stock that are owned beneficially by such stockholder (if the stockholder is not a holder of record, appropriate evidence of the stockholder’s ownership will be required);

•	the name, address and contact information for the candidate, and the number of shares of our common stock that are owned by the candidate (if the candidate is not a holder of record, appropriate evidence of the stockholder’s ownership should be provided);

•	a statement of the candidate’s business and educational experience;

•	such other information regarding the candidate as would be required to be included in the proxy statement pursuant to Securities and Exchange Commission Regulation 14A;

•	a statement detailing any relationship between the candidate and Energy Services of America Corporation;

•	a statement detailing any relationship between the candidate and any customer, supplier or competitor of Energy Services of America Corporation;

•	detailed information about any relationship or understanding between the proposing stockholder and the candidate; and

•	a statement that the candidate is willing to be considered and willing to serve as a director if nominated and elected.

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

The Compensation Committee

The compensation committee consists of directors Joseph L. Williams, Keith Molihan and Nester S. Logan. Each member of the compensation committee is considered “independent” as defined in the NYSE American corporate governance listing standards. The Board of Directors has not adopted a written charter for the Committee. The compensation committee met one time during fiscal year 2018.

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

For 2018, in making compensation decisions, the compensation committee did not use strict numerical formulas to determine the compensation paid to our executive officers. However, the committee considered a variety of factors in its deliberations over executive compensation, emphasizing the profitability and scope of our operations, the experience, expertise and management skills of the named executive officers and their role in our future success, as well as compensation surveys prepared by professional firms to determine compensation paid to executives performing similar duties for comparable companies. While the quantitative and non-quantitative factors described above were considered by the committee in determining the compensation paid to our named executive officers, such factors were not assigned a specific weight in evaluating the performance of the named executive officers. In determining the Chief Executive Officer’s bonus, the Chairman of the Board also considers the above factors and makes a recommendation to the committee which authorizes such bonus. For the other named executive officer, the Chief Executive Officer considers the above factors and makes a recommendation to the committee which authorized his bonus. The Company did not pay bonuses to the named executive officers during fiscal year 2018.

The Compensation Committee has authority to approve the engagement of any compensation consultant it uses and the fees for those services. However, the Compensation Committee did not engage a compensation consultant to assist in determining the amount or form of executive and director compensation with respect to fiscal year 2018.

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

Our executive compensation philosophy provides competitive ranges for each component of our compensation program and our compensation paid in the aggregate. The starting point targets market median, but by using performance-based instruments, actual compensation paid to our named executive officers varies depending on our performance against our stated objectives. We meet our compensation objectives for our named executive officers through the following components of their total compensation:

•	Base salaries are targeted at market median, but allow for recognition of everyone’s role, contribution, performance, and experience.

•	Bonuses, which are determined by the compensation committee, reflect market median levels although actual payouts will vary based on our performance relative to company-wide, team and individual contributions toward our strategic plan.

•	Retirement, health, life insurance, disability, severance and other perquisites and benefits are provided, but their focus and value are intentionally set to be conservatively competitive in order to attract and retain talented individuals.

Executive total compensation is expected to vary each year and evolve over the long-term to reflect our performance relative to our peers and the industry, and to correspond with shareholder returns.

We review our executive compensation philosophy and programs annually to ensure that they are achieving desired objectives and supporting our needs as we grow to be a more complex organization.

Summary Compensation Table for Named Executive Officers. The following table shows the compensation of the Company’s executive officers for the years ended September 30, 2018 and 2017. Mr. Crimmel was the only executive officer who received total compensation in excess of $100,000 for services to the Company or any of its subsidiaries during the years ended September 30, 2018 or 2017.

Summary Compensation Table
Name and principal position	Year	Salary	Bonus	Stock awards	All other compensation (1)	Total

Douglas V. Reynolds	2018	$80,000	$-	$-	$3,600	$83,600
President and Chief	2017	$80,000	$-	$-	$3,046	$83,046
Executive Officer

Charles P. Crimmel	2018	$104,965	$-	$-	$4,724	$109,689
Secretary/Treasurer and	2017	$102,661	$15,000	$-	$4,142	$121,803
Chief Financial Officer

(1)	Other compensation in 2018 includes 401(k) plan matching contributions of $3,600 for Mr. Reynolds and $4,724 for Mr. Crimmel. Other compensation in 2017 includes 401(k) plan matching contributions of $3,046 for Mr. Reynolds and $4,142 for Mr. Crimmel.

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

Unless otherwise provided in an award agreement, upon termination of service due to retirement, all stock options and stock appreciation rights shall be exercisable as to all shares subject to an outstanding award, whether or not then exercisable. Unless otherwise provided in an award agreement, all other awards shall become fully vested on retirement.

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

For fiscal year 2018, no awards were granted under LTIP to the named executive officers by the compensation committee.

Energy Services 401(k) Plan

401(k) Retirement Plans

We maintain the Energy Services of America Staff 401(k) Retirement Plan (the “Plan”). Our three wholly owned subsidiaries, C. J. Hughes Construction Company, Inc., Nitro Electric Company, Inc., and Contractors Rental Corporation adopted the Plan on behalf of their non-union employees. Employees are eligible to participate in the Plan upon completion of six months of service but must wait until a quarterly entry date to join the Plan. Employees may contribute eligible wages up to the maximum indexed dollar amount set by the Internal Revenue Service, which was $18,500 for 2018. In addition, participants who are age 50 or older by the end of the Plan year may elect to defer up to an additional $6,000 into the 401(k) Plan for 2018. The Company provided a matching contribution to each participant’s account equal to 100% of each dollar contributed for the first 3% of eligible wages and 50% of each dollar contributed for the next 3% of eligible wages. The Company’s matching contribution is used by the Plan’s third-party administrator to purchase Energy Services of America stock from the open market. Additionally, each Plan year, the Company may make discretionary profit-sharing contributions for participants who are actively employed on the last day of the Plan year. The discretionary contributions will be allocated to a qualifying participant’s individual account based on the ratio of his or her compensation to the total compensation of all qualifying participants for the Plan year. No discretionary profit-sharing contributions were made in 2018. Participants direct the investment of their account in the Plan, selecting from investment funds provided under the Plan. Participants receive quarterly benefit statements that provide information on their account balances and have immediate access to their account through an Interactive Voice Response System and the Internet. Plan benefits are paid as soon as administratively possible following the participant’s termination of employment. Lump sums, partial payments and installment payments are available if the participant’s account balance exceeds $1,000.

Energy Services of America Corporation 2009 Employee Stock Purchase Plan

The plan enables eligible employees to purchase common stock through payroll deductions. The plan is intended to qualify under Section 423 of the Internal Revenue Code and its regulations. Up to 1,200,000 shares of common stock, subject to adjustments, may be issued under this plan. An eligible employee’s stock purchases during a calendar year may not exceed the lesser of: (a) a percentage of the participant’s compensation or a total dollar amount as specified by the committee or (b) $25,000. During 2018, we did not utilize the plan.

Directors’ Compensation

Director Compensation. The table set forth below shows the compensation of our non-executive directors for the fiscal year ended September 30, 2018. We did not make any non-equity incentive plan awards to directors and there were no preferential earnings on nonqualified deferred compensation. Each Director received retainer fees of $1,000 per month. No fee payments were made for committee participation.

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

ITEM 12.               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Persons and groups who beneficially own in excess of five percent of our common stock are required to file certain reports with the Securities and Exchange Commission regarding such ownership. The following table sets forth, as of September 30, 2018, the shares of common stock beneficially owned by each person who was the beneficial owner of more than five percent of our outstanding shares of common stock, as well as the shares owned by our directors and executive officers as a group.

Name and Address of Beneficial Owners	Amount of Shares Owned and Nature of Beneficial Ownership (1)		Percent of Shares of Common Stock Owned	Preferred Shares Owned	Percent of Shares of Preferred Stock Owned

All Directors and Executive Officers
as a Group (11 persons)	7,458,639	(2)	45.26%	137	66.50%

Principal Stockholders:
Marshall T. Reynolds	2,417,092	(3)	15.94%	58	28.16%
75 West 3rd Ave.
Huntington, WV 25701

Douglas V. Reynolds	1,648,716	(4)	11.41%	15	7.28%
75 West 3rd Ave.
Huntington, WV 25701

Samuel G. Kapourales	761,474	(5)	5.27%	16	7.77%
75 West 3rd Ave.
Huntington, WV 25701

(1)	In accordance with Rule 13d-3 under the Security Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table of any shares of common stock if he has sole or shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the date as of which beneficial ownership is being determined. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares. Includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.
(2)	Includes 2,283,333 shares of common stock issuable upon conversion of shares of preferred stock.
(3)	Includes 966,667 shares of common stock issuable upon conversion of shares of preferred stock.
(4)	Includes 250,000 shares of common stock issuable upon conversion of shares of preferred stock.
(5)	Includes 266,667 shares of common stock issuable upon conversion of shares of preferred stock.

The table below sets forth certain information regarding our Board of Directors and executive officers, including the terms of office of board members and the ownership of our securities.

Names and Address (1)	Age (2)	Position Held	Director Since	Current Term to Expire	Shares of Common Stock Beneficially Owned on Record Date (3)		Percent of Common Shares	Preferred Shares Owned	Percent of Preferred Shares
Directors:

Marshall T. Reynolds	82	Chairman and Director	2006	2018	2,417,092	(4)	15.94%	58	28.16%

Douglas V. Reynolds	42	President and Chief Executive Officer, Director	2008	2018	1,648,716	(5)	11.41%	15	7.28%

Samuel G. Kapourales	83	Director	2010	2018	761,474	(6)	5.27%	16	7.77%

Jack M. Reynolds	53	Director	2006	2018	458,216	(7)	3.22%	1	0.49%

Neal W. Scaggs	82	Director	2006	2018	670,206	(8)	4.63%	16	7.77%

Joseph L. Williams	73	Director	2006	2018	139,481	(9)	0.98%	1	0.49%

Keith Molihan	76	Director	2008	2018	24,167	(10)	0.17%	1	0.49%

Nester S. Logan	79	Director	2010	2018	604,642	(11)	4.19%	14	6.80%

Bruce H. Elliott	63	Director	2014	2018	200,000		1.41%	-	0.00%

Charles Abraham	75	Director	2016	2018	527,254	(12)	3.65%	15	7.28%

Charles P. Crimmel	45	Chief Financial Officer	n/a	n/a	7,393	(13)	0.05%	-	0.00%

All Directors and Executive
Officers as a Group (11 persons)					7,458,639	(14)	45.14%	137	66.50%

(1)	The mailing address for each person is 75 West 3rd Ave., Huntington, WV 25701
(2)	As of September 30, 2018.
(3)	In accordance with Rule 13d-3 under the Security Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table of any shares of common stock if he has sole or shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the date as of which beneficial ownership is being determined. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares. Includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.
(4)	Includes 966,667 shares of common stock issuable upon conversion of shares of preferred stock.
(5)	Includes 250,000 shares of common stock issuable upon conversion of shares of preferred stock and 31,115 common shares related to 401(k) match held by third party plan administrator.
(6)	Includes 266,667 shares of common stock issuable upon conversion of shares of preferred stock.
(7)	Includes 16,667 shares of common stock issuable upon conversion of shares of preferred stock.
(8)	Includes 266,667 shares of common stock issuable upon conversion of shares of preferred stock.
(9)	Includes16,667 shares of common stock issuable upon conversion of shares of preferred stock.
(10)	Includes 16,667 shares of common stock issuable upon conversion of shares of preferred stock.
(11)	Includes 233,333 shares of common stock issuable upon conversion of shares of preferred stock.
(12)	Includes 250,000 shares of common stock issuable upon conversion of shares of preferred stock.
(13)	Includes 7,393 shares of common stock related to 401(k) match held by third party plan administrator.
(14)	Includes 2,283,333 shares of common stock issuable upon conversion of shares of preferred stock.

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

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 monthly. Mr. Douglas Reynolds, President of Energy Services, is a director and secretary of First Bank of Charleston. Mr. Nester Logan and Mr. Samuel Kapourales, directors of Energy Services, are also directors of First Bank of Charleston. The interest rate on the loan agreement is 4.82% with monthly payments of $7,800. As of September 30, 2018, we have paid approximately $145,000 in principal and approximately $205,000 in interest since the beginning of the loan.

Other than as disclosed above, there were no related party transactions.

Board Independence

The Board of Directors consists of a majority of “independent directors” within the meaning of the NYSE American corporate governance listing standards. The Board of Directors has determined that Messrs. Scaggs, Molihan, Logan, Williams, Kapourales, Abraham, and Elliott are “independent directors” within the meaning of such standards. There were no transactions not required to be reported under “Certain Relationships and Related Transactions” that were considered in determining the independence of our directors.

ITEM 14.               Principal Accountant Fees and Services

Audit Fees

We were billed by Arnett Carbis Toothman, our independent registered public accountant, $115,926 and $111,798 for the services they have performed in connection with the audit of our financial statements included in our Annual Report for fiscal 2018 and 2017, respectively and for the review of interim financial statements included in our quarterly reports on Form 10-Q during these periods.

Audit-Related Fees

During fiscal years 2018 and 2017, we had no audit-related fees.

Tax Fees

During the fiscal years ended September 30, 2018 and 2017, we were billed by Arnett Carbis Toothman $54,663 and $22,822, respectively, for tax compliance services. Income tax fees were higher in fiscal year 2018 primarily due to net operating loss issues arising in fiscal year 2017 and cost incurred in 2018.

Employee Benefit Plan

During the fiscal years ended September 30, 2018 and 2017, we were billed by Arnett Carbis Toothman $36,866 and $38,619, respectively, for the services they performed in connection with the audit of our 401(k) Plan and Form 11-K filing.

All Other Fees

During fiscal years 2018 and 2017, we were billed by Arnett Carbis Toothman, $4,869 and $7,095, respectively, for fees billed for products and services provided by our independent registered public accounting firm other than those set forth above. These fees consisted primarily of travel and postage expenses.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

The audit committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the service or category of services and is generally subject to a specific budget. The audit committee has delegated pre-approval authority to its Chairman when expedition of services is necessary. The independent registered public accounting firm and management are required to periodically report to the full audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. All the fees paid in the audit-related, tax and all other categories during 2018 and 2017 were approved per the pre-approval policies.

PART IV

ITEM 15.               Exhibits and Financial Statement Schedules

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(a)(1)	Consolidated Financial Statements

Energy Services of America Corporation

	Report of Independent Registered Public Accounting Firm	F-1

	Consolidated Balance Sheets, September 30, 2018 and September 30, 2017	F-2

	Consolidated Statements of Income, Years Ended September 30, 2018 and September 30, 2017	F-3

	Consolidated Statements of Cash Flows, Years Ended September 30, 2018 and September 30, 2017	F-4

	Consolidated Statements of Changes in Shareholders’ Equity, Years Ended September 30, 2018 and September 30, 2017	F-5

	Notes to Consolidated Financial Statements.	F-6

(a)(2)	Consolidated Financial Statement Schedules

No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3)	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment to the Registrant’s Certificate of Incorporation (1)
3.4	Certificate of Designations Series A Preferred Stock (4)
4	Form of Certificate of Common Stock (1)
10.1	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (1)
10.2	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders (1)
10.3	Form of Letter Agreement between Chapman Printing Co. and the Registrant regarding administrative support (1)
10.4	Form of Amended Registration Rights Agreement among the Registrant and the Initial Stockholders (1)
10.5	Term Note Agreement with United Bank, Inc. (6)
10.6.1	Energy Services of America Corporation Employee Stock Purchase Plan (2)
10.6.2	Energy Services of America Corporation Long Term Incentive Plan (3)
10.8	Line of Credit (2015) Agreement with United Bank, Inc. (6)
10.9	Line of Credit (2016) Agreement with United Bank, Inc. (7)
14	Code of Ethics (1)
21	List of subsidiaries
23	Consent of Arnett Carbis Toothman LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registration Statement on Form S-1 of Energy Services of America Corp. (file no. 333-133111), originally filed with the Securities and Exchange Commission on April 7, 2006, as amended.
(2)	Filed as Appendix A to the Schedule 14-A filed with the Securities and Exchange Commission on October 16, 2008.
(3)	Filed as Appendix A to the Schedule 14-A filed with the Securities and Exchange Commission on July 2, 2010.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on August 8, 2013.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2014
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2015
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2016

(b) The exhibits listed under (a)(3) above are filed herewith.

(c) Not applicable.

ITEM 16.               Form 10-K Summary

           None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY SERVICES OF AMERICA CORPORATION

Date: December 28, 2018	By:	/s/ Douglas V. Reynolds
Douglas V. Reynolds
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Position	Date

By	/s/ Marshall T. Reynolds	Chairman of the Board	December 28, 2018
Marshall T. Reynolds

By	/s/ Jack Reynolds	Director	December 28, 2018
Jack R. Reynolds

By	/s/ Charles P. Crimmel	Chief Financial Officer	December 28, 2018
	Charles P. Crimmel	(Principal Financial and Accounting Officer)

By	/s/ Neal W. Scaggs	Director	December 28, 2018
Neal W. Scaggs

By	/s/ Joseph L. Williams	Director	December 28, 2018
Joseph L. Williams

By	/s/ Keith Molihan	Director	December 28, 2018
Keith Molihan

By	/s/ Nester S. Logan	Director	December 28, 2018
Nester S. Logan

By	/s/ Bruce H. Elliott	Director	December 28, 2018
Bruce H. Elliott
By	/s/ Samuel G. Kapourales	Director	December 28, 2018
Samuel G. Kapourales

By	/s/ Charles Abraham	Director	December 28, 2018
Charles Abraham

By	/s/ Douglas V. Reynolds	President and Chief Executive Officer, and Director	December 28, 2018
	Douglas V. Reynolds	(Principal Executive Officer)

actcpas.com 101 Washington Street East P.O. Box 2629 Charleston, WV 25329 304.346.0441 office│ 304.346.8333 fax 800.642.3601

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Energy Services of America Corporation

Huntington, West Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Energy Services of America Corporation and subsidiaries (the Company) as of September 30, 2018 and 2017, the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2008.

Charleston, West Virginia

December 28, 2018

Bridgeport, WV • Buckhannon, WV • Charleston, WV • Columbus, OH • Meadville, PA • Morgantown, WV • New Castle, PA • Pittsburgh, PA

ENERGY SERVICES OF AMERICA CORPORATION

CONSOLIDATED BALANCE SHEETS

As of September 30, 2018 and 2017

	2018	2017

Assets
Current assets
Cash and cash equivalents	$1,053,247	$1,663,222
Accounts receivable-trade	22,227,555	23,140,272
Allowance for doubtful accounts	(83,885)	(108,200)
Retainages receivable	4,919,351	3,773,892
Other receivables	266,179	96,242
Costs and estimated earnings in excess of billings on uncompleted contracts	5,353,375	5,350,884
Prepaid expenses and other	4,117,276	4,044,731
Assets of discontinued operations	12,303	12,303
Total current assets	37,865,401	37,973,346

Property, plant and equipment, at cost	48,278,427	48,436,122
less accumulated depreciation	(31,462,438)	(29,243,614)
Total fixed assets	16,815,989	19,192,508

Long-term notes receivable	-	137,281
Total assets	$54,681,390	$57,303,135

Liabilities and shareholders' equity
Current liabilities
Current maturities of long-term debt	$3,221,268	$4,562,918
Lines of credit and short term borrowings	6,069,247	9,432,968
Accounts payable	6,204,870	5,522,143
Accrued expenses and other current liabilities	4,272,844	4,302,611
Billings in excess of costs and estimated earnings on uncompleted contracts	3,261,201	2,173,965
Income tax payable	545,237	-
Liabilities of discontinued operations	28,671	28,671
Total current liabilities	23,603,338	26,023,276

Long-term debt, less current maturities	6,468,630	9,702,483
Deferred income taxes payable	1,328,375	446,557
Total liabilities	31,400,343	36,172,316

Shareholders' equity

Preferred stock, $.0001 par value Authorized 1,000,000 shares, 206 issued and outstanding at September 30, 2018 and 2017	-	-

Common stock, $.0001 par value Authorized 50,000,000 shares 14,839,836 issued and 14,194,517 outstanding at September 30, 2018 and 14,839,836 issued and 14,239,836 outstanding at September 30, 2017	1,484	1,484

Treasury stock, 645,319 shares at September 30, 2018 and 600,000 at September 30, 2017	(65)	(60)

Additional paid in capital	61,239,470	61,289,260
Retained earnings (deficit)	(37,959,842)	(40,159,865)
Total shareholders' equity	23,281,047	21,130,819
Total liabilities and shareholders' equity	$54,681,390	$57,303,135

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

For the years ended September 30, 2018 and 2017

	2018	2017

Revenue	$135,482,771	$140,495,726

Cost of revenues	123,833,517	132,711,810

Gross profit	11,649,254	7,783,916

Selling and administrative expenses	7,728,182	7,401,769
Income from operations	3,921,072	382,147

Other income (expense)
Interest income	132,342	-
Other nonoperating income (expense)	(174,576)	(162,422)
Interest expense	(916,675)	(833,424)
Gain on sale of equipment	456,894	145,575
	(502,015)	(850,271)

Income (loss) before income taxes	3,419,057	(468,124)

Income tax expense (benefit)	910,034	(80,368)

Net income (loss)	2,509,023	(387,756)

Dividends on preferred stock	309,000	309,000

Net income (loss) available to common shareholders	$2,200,023	$(696,756)

Weighted average shares outstanding-basic	14,234,571	14,239,836

Weighted average shares-diluted	17,667,904	14,239,836

Earnings (loss) per share available to common shareholders	$0.155	$(0.049)

Earnings (loss) per share-diluted available to common shareholders	$0.125	$(0.049)

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended September 30, 2018 and 2017

	2018	2017

Cash flows from operating activities:
Net income (loss)	$2,509,023	$(387,756)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	4,209,056	3,235,362
Gain on sale of equipment	(456,894)	(145,575)
Provision for deferred taxes	(139,467)	(80,368)
Decrease in contracts receivable	888,402	893,860
(Increase) decrease in retainage receivable	(1,145,459)	2,036,582
(Increase) decrease in other receivables	(32,656)	10,595
(Increase) decrease in cost and estimated earnings in excess of billings on uncompleted contracts	(2,491)	602,934
Decrease (increase) in prepaid expenses	948,740	(1,559,630)
Increase in accounts payable	682,727	515,716
Decrease in accrued expenses	(29,767)	(1,630,960)
Increase (decrease) in billings in excess of cost and estimated earnings on uncompleted contracts	1,087,236	(1,236,583)
Increase (decrease) in income taxes payable	545,237	(1,076,440)
Net cash provided by operating activities	9,063,687	1,177,737

Cash flows from investing activities:
Investment in property and equipment	(1,883,126)	(2,788,272)
Proceeds from sales of property and equipment	544,595	275,122
Net cash used in investing activities	(1,338,531)	(2,513,150)

Cash flows from financing activities:
Dividends on common stock	-	(696,117)
Preferred dividends paid	(309,000)	(309,000)
Treasury stock purchased by company	(49,795)	-
Borrowings on lines of credit and short term debt, net of (repayments)	(3,363,721)	3,200,025
Principal payments on long term debt	(4,612,615)	(3,012,063)
Net cash used in financing activities	(8,335,131)	(817,155)

Decrease in cash and cash equivalents	(609,975)	(2,152,568)
Cash and cash equivalents beginning of period	1,675,525	3,828,093
Cash and cash equivalents end of period	$1,065,550	$1,675,525

Supplemental schedule of noncash investing and financing activities:
Purchases of property & equipment under financing agreements	$37,112	$7,019,467
Insurance premiums financed	$3,130,859	$3,524,350
Accrued dividends on preferred stock	$77,250	$77,250

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$916,675	$833,424
Income taxes	$346,065	$1,578,334

The Consolidated Statements of Cash Flows includes the discontinued operation, S.T. Pipeline. See the cash flows from discontinued operations on page F-12.

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the years ended September 30, 2018 and 2017

								Total
	Common Stock		Preferred Stock		Additional Paid	Retained	Treasury	Shareholders'
	Shares	Amount	Shares	Amount (*)	in Capital	Earnings (deficit)	Stock	Equity

Balance at September 30, 2016	14,239,836	$1,484	206	-	$61,289,260	$(38,766,992)	$(60)	$22,523,692

Net loss	-	-	-	-	-	(387,756)	-	(387,756)

Accrued preferred dividends	-	-	-	-	-	(309,000)	-	(309,000)

Dividends on common stock ($0.05 per share on 13,922,336 shares; 317,500 common shares are part of preferred units and were not eligible for the common dividend)	-	-	-	-	-	(696,117)	-	(696,117)

Balance at September 30, 2017	14,239,836	$1,484	206	-	$61,289,260	$(40,159,865)	$(60)	$21,130,819

Balance at September 30, 2017	14,239,836	$1,484	206	-	$61,289,260	$(40,159,865)	$(60)	$21,130,819

Net income	-	-	-	-	-	2,509,023	-	2,509,023

Accrued preferred dividends	-	-	-	-	-	(309,000)	-	(309,000)

Treasury stock purchased by company	(45,319)	-	-	-	(49,790)	-	(5)	(49,795)

Balance at September 30, 2018	14,194,517	$1,484	206	-	$61,239,470	$(37,959,842)	$(65)	$23,281,047

(*) Less than $1.00

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION:

Energy Services of America Corporation (“Energy Services” or “Company”) was formed in 2006 as a special purpose acquisition corporation, or blank check company. On August 15, 2008, Energy Services completed the acquisitions of S.T. Pipeline, Inc. (“S.T. Pipeline”) and C.J. Hughes Construction Company, Inc. (“C.J. Hughes”).

Wholly owned subsidiary C.J. Hughes is a general contractor primarily engaged in pipeline construction for utility companies. C.J. Hughes operates primarily in the mid-Atlantic region of the United States. Contractors Rental Corporation (“Contractors Rental”), a wholly owned subsidiary of C.J. Hughes provides union building trade employees for projects managed by C.J. Hughes. Nitro Construction Services, Inc. (“Nitro”), a wholly owned subsidiary of C.J. Hughes, is an electrical and mechanical contractor that provides its services to the power, chemical and automotive industries. Nitro operates primarily in the mid-Atlantic region of the United States. Pinnacle Technical Solutions, Inc. (“Pinnacle”), a wholly owned subsidiary of Nitro, operates as a data storage facility within Nitro’s office building. Pinnacle is supported by Nitro and has no employees of its own. All the C.J. Hughes, Nitro, and Contractors Rental production personnel are union members of various related construction trade unions and are subject to collective bargaining agreements that expire at varying time intervals.

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

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed-rate debt to unrelated parties was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $10.3 million at September 30, 2018 was $10.2 million. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $23.7 million at September 30, 2017 was $23.6 million.

The Company uses fair value measurements on a non-recurring basis in its assessment of goodwill and long-lived assets held and used. In accordance with its annual impairment test during the quarter ended September 30, 2012, the Company recorded a goodwill impairment charge of $36.9 million, which represented the entire amount of goodwill carried on the Company’s balance sheet. The fair value measurements were calculated using unobservable inputs, using a weighted average of the discounted cash flow approach and two market approach analyses, all of which are classified as Level 3 within the fair value hierarchy. The amount and timing of future cash flows was based on our most recent operational budgets. The Company uses the assistance of third-party specialists to develop valuation assumptions. Refer to Note 4, Goodwill and Intangible Assets, for further information.

All receivables and payables are carried at net realizable value which approximates fair value because of their short duration to maturity.

Accounts Receivable and Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts when collection of an account or note receivable is considered doubtful, and receivables are written off against the allowance when deemed uncollectible. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s access to capital, the customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. Retainage billed but not paid pursuant to contract provisions will be due upon completion of the contracts. Based on the Company’s experience management considers all amounts classified as retainage receivable to be collectible. All retainage receivable amounts are expected to be collected within the next fiscal year.

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

Self Insurance

The Company has its workers compensation, general liability and auto insurance through a captive insurance company. While the Company believes that this arrangement has been very beneficial in reducing and stabilizing insurance costs the Company does have to maintain a surety deposit to guarantee payments of premiums. The surety deposit had a balance of $2.1 million as of September 30, 2018, which is in “Prepaid expenses and other” on the Company’s Consolidated Balance Sheets. The surety deposit had a balance of $1.9 million as of September 30, 2017. Should the captive experience severe losses over an extended period, it could have a detrimental effect on the Company.

Advertising

All advertising costs are expensed as incurred. Total advertising expense was $101,000 and $102,000 for the years ended September 30, 2018 and 2017, respectively.

Stock Compensation Plans

The Company has issued restricted stock under its Long-Term Incentive Plan; however, there were no issuances in fiscal years 2018 or 2017. The Company accounts for its equity-based compensation as prescribed by U.S. Generally Accepted Accounting Principles for share-based payments. The Company has adopted a fair value-based method of accounting for employee equity-based plans, whereby compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. As a result, compensation expense relating to stock compensation plans will be reflected in net income as part of “Salaries and employee benefits” on the Consolidated Statements of Income.

Income Taxes

The Company and all subsidiaries file a consolidated federal and various state income tax returns on a fiscal year basis. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations for years ending prior to September 30, 2015. The Company follows the liability method of accounting for income taxes in accordance with U.S. Generally Accepted Accounting Principles. Under this method, deferred tax assets and liabilities are recorded for future tax consequences of temporary differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the underlying assets or liabilities are recovered or settled. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized. U.S. GAAP also prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or to be taken on a tax return.

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

Reclassifications

Certain reclassifications have been made to the prior year end financial statements to conform to the classification adopted for the current year.

New Accounting Pronouncements

In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 for all entities by one year. In June 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”).  ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606 Revenue from Contracts with Customers. With the amendments in ASU 2015-14, ASU 2014-09 will be effective for the Company beginning after December 15, 2017, including interim periods. In September 2017, the FASB issued ASU 2017-13 which amends the early adoption date option for certain companies related to the adoption of ASU 2014-09. The Company expects that the adoption of ASU 2014-09 will not have a material impact on its financial statements or disclosure.

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

In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”. The effective date of ASU 2016-20 is the same date that Topic 606 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The amendments in ASU 2016-20 affect narrow aspects of the guidance issued in ASU 2014-09 including Loan Guarantee Fees, Contract Costs, Provisions for Losses on Construction-Type and Production-Type Contracts, Disclosure of Remaining Performance Obligations, Disclosure of Prior Period Performance Obligations, Contract Modifications, Contract Asset vs. Receivable, Refund Liability, and Advertising Costs. The Company expects that the adoption of ASU 2016-20 will not have a material impact on its financial statements; however, disclosures are expected to be more extensive.

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

There were no operating results for S.T. Pipeline, Inc. for the years ended September 30, 2018 and 2017.

The following table shows the components of asset and liabilities that are classified as discontinued operations in the Company’s consolidated balances sheets for the years ended September 30, 2018 and 2017.

	September 30,	September 30,
	2018	2017

Cash	$12,303	$12,303
Assets of discontinued operations-current	12,303	12,303
Total assets of discontinued operations	12,303	12,303

Accrued expenses and other current liabilities	28,671	28,671
Liabilities of discontinued operations-current	28,671	28,671
Total liabilities of discontinued operations	28,671	28,671
Net liabilities	$(16,368)	$(16,368)

The $29,000 in accrued expenses and other current liabilities at September 30, 2018 and 2017 represents a reserve for any unexpected expenses that may be incurred by the discontinued operation. As of September 30, 2018, the Company had paid all debts known to exist to the unsecured creditors of the discontinued operation.

There were no cash flows from discontinued operations for years ended September 30, 2018 and 2017. The Company does not anticipate future cash flow activity from the discontinued operation.

4.	GOODWILL AND INTANGIBLE ASSETS

In the fourth fiscal quarter of 2012, the Company recorded a goodwill impairment charge of $36.9 million, which represented the entire amount of goodwill carried on the Company’s balance sheet. The Company determined that its goodwill was impaired largely due to lower revenue and profitability associated with the Company’s long-term financial forecasts. The Company measured the amount of impairment by calculating the amount by which the carrying value exceeded the estimated fair value which was based on projected discounted cash flows (level 3).

The fair value measurements were calculated using unobservable inputs, using a weighted average of the discounted cash flow approach and two market approach analyses. The amount and timing of future free cash flows was based on current operational budgets and long-range strategic plans. The Company used the assistance of third-party specialists to develop valuation assumptions. The Company’s operating losses in fiscal years 2011 and 2012 and the Forbearance Agreement existing at that time were considered in the cash flow analysis.

5.	ACCOUNTS RECEIVABLE

Activity in the Company’s allowance for doubtful accounts consists of the following:

	Year Ended September 30,
	2018	2017
Continuing operations
Balance at beginning of year	$108,200	$133,500
Charged to expense	-	-
Deductions for uncollectible receivables written off, net of recoveries	(24,315)	(25,300)
Balance at end of year	$83,885	$108,200

6.	UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

	Year Ended September 30,
	2018	2017
Costs incurred on contracts in progress	$154,793,209	$143,738,101
Estimated earnings, net of estimated losses	11,687,859	9,573,781
	166,481,068	153,311,882
Less billings to date	164,388,894	150,134,963
	$2,092,174	$3,176,919

Costs and estimated earnings in excess of billed on uncompleted contracts	$5,353,375	$5,350,884
Less billings in excess of costs and estimated earnings on uncompleted contracts	3,261,201	2,173,965
	$2,092,174	$3,176,919

7.	CLAIMS

The Company does not have any claims receivable as of September 30, 2018. Claims receivable is a component of cost and estimated earnings in excess of billing.

8.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Year Ended September 30,
	2018	2017

Land	$2,333,106	$2,081,101
Buildings and leasehold improvements	4,761,019	4,361,550
Operating equipment and vehicles	40,434,150	41,373,376
Office equipment, furniture and fixtures	747,330	583,361
Assets not yet in service	2,822	36,734
	48,278,427	48,436,122
Less accumulated depreciation	31,462,438	29,243,614
Property and equipment, net	$16,815,989	$19,192,508

9.	SHORT-TERM DEBT

Short-term debt consists of the following:

On March 21, 2018, the Company entered into a financing agreement (“Operating Line of Credit (2018)”) with United Bank, Inc. to provide the Company with a $15.0 million revolving line of credit. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%. The effective date of this agreement was February 27, 2018 and it replaced the $15.0 million revolving line of credit (“Operating Line of Credit (2017)”) entered into with United Bank, Inc. effective February 27, 2017. The Company had borrowed $9.1 million against the Operating Line of Credit (2017) as of September 30, 2017 and repaid the balance in April 2018. The Company had borrowed $5.5 million against the Operating Line of Credit (2018) as of September 30, 2018 and had $7.0 million available to borrow per the Company’s borrowing base. Major items excluded from the borrowing base calculation are receivables from bonded jobs and retainage as well as all items greater than ninety (90) days old. Line of credit borrowings are collateralized by the Company’s accounts receivable.

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

The Company was in compliance with all covenants for the $12.5 million Operating Line of Credit (2018) at September 30, 2018. The Company does not anticipate borrowing above that amount.

The Company also finances insurance policy premiums on a short-term basis through a financing company. These insurance policies include: workers’ compensation, general liability, automobile, umbrella, and equipment policies. It is typical that the Company makes a down payment in January and finances the remaining premium amount over nine or ten monthly payments. In January 2018, The Company financed $3.1 million in insurance premium policies. At September 30, 2018, the balance of the remaining premiums to be paid was $570,000.

10.	SHORT-TERM AND LONG-TERM DEBT

A summary of short-term and long-term debt as of September 30, 2018 and 2017 is as follows:

	2018	2017

Line of credit payable to bank, monthly interest at 4.99%, final payment due by February 27, 2019.	$5,500,000	$9,112,572

Notes payable to finance companies, due in monthly installments totaling $64,523 including interest ranging from 0.0% to 7.62%, final payments due October 2018 through June 2019, secured by equipment.	1,332,993	2,042,524

Note payable to finance company for insurance premiums financed, due in monthly installments totaling $288,581 in FY 2018 and $320,396 in FY 2017, including interest rate at 2.77%, final payment due November 2018.	569,247	320,396

Notes payable to bank, due in monthly installments totaling $7,799, including interest at 4.82%, final payment due November 2034 secured by building and property.	1,054,248	1,094,631

Notes payable to bank, due in monthly installments totaling $11,828, including interest at 5.0%, final payment due November 2025 secured by building and property.	851,768	949,481

Notes payable to bank, due in monthly installments totaling $172,473, including interest at 6.5%, final payment due February 2019 secured by equipment.	702,097	2,655,515

Notes payable to bank, due in monthly installments totaling $30,914, including interest at 5.0%, final payment due February 2019 secured by equipment.	154,116	507,507

Notes payable to bank, due in monthly installments totaling $98,865, including interest at 4.99%, final payment due September 2022 secured by equipment.	4,045,025	5,000,000

Notes payable to bank, due in monthly installments totaling $46,482, including interest at 5.00%, final payment due September 2021 secured by equipment.	1,549,651	2,015,743

Total debt	15,759,145	23,698,369

Less current maturities	9,290,515	13,995,886

Total long term debt	$6,468,630	$9,702,483

Future expected payments due on long-term debt are as follows:

2019	$9,290,515
2020	2,320,970
2021	1,825,472
2022	1,036,439
2023	182,363
Thereafter	1,103,386
$15,759,145

11.	INCOME TAXES

The components of income taxes are as follows:

	Year Ended September 30,
	2018	2017

Federal
Current	$836,977	$-
Deferred	(333,740)	(67,132)
Total	503,237	(67,132)

State
Current	212,524	-
Deferred	194,273	(13,236)
Total	406,797	(13,236)

Total income tax expense (benefit)	$910,034	$(80,368)

The provision for income taxes differs from the amount computed by applying a prorated federal rate of 24.5% for fiscal year 2018 and a statutory federal rate of 34% for fiscal year 2017 on income from operations, as indicated in the following analysis:

	Year Ended September 30,
	2018	2017

Statutory rate	24.50%	-34.00%
State income taxes	8.99%	-5.78%
Meals and other	11.84%	22.62%
Rate change effect on deferred taxes	-18.71%	0.00%
Effective tax rate	26.62%	-17.16%

Deferred income taxes provide for significant differences between the basis of assets and liabilities for financial reporting and income tax reporting. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The income tax effects of temporary differences giving rise to the deferred tax assets and liabilities are as follows:

	Year Ended September 30,
	2018	2017
Deferred income tax assets

Long-term
Other deferred assets	$699,905	$1,394,066
Total deferred income tax assets	699,905	1,394,066

Continuing operations	699,905	1,394,066
Total deferred income tax assets	699,905	1,394,066

Deferred income tax liabilities

Long-term
Property and equipment	$2,023,641	$1,857,088
Other deferred liabilities	4,639	(16,465)
Total deferred income tax liabilities-LT	2,028,280	1,840,623

Continuing operations	2,028,280	1,840,623
Total deferred income tax liabilities-LT	2,028,280	1,840,623

Net deferred income tax liabilities	$1,328,375	$446,557

The Tax Cuts and Jobs Act of 2017 (the “Act”) was enacted on December 22, 2017. Consequent to the passage of the Act, the Company’s deferred tax assets and liabilities were adjusted for the effects of the Act’s changes in the tax law and rates. For the year ended September 30, 2018, the Company realized approximately $588,000 in income tax benefits recorded to income tax expense to reflect the impact of the Act’s rate change on the Company’s net deferred tax assets.

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

12.	EARNINGS PER SHARE

Earnings (loss) per share for the years ended September 30, 2018 and 2017 are as follow:

	Twelve Months Ended	Twelve Months Ended
	September 30,	September 30,
	2018	2017

Net income (loss)	$2,509,023	$(387,756)

Dividends on preferred stock	309,000	309,000

Income (loss) available to common shareholders	$2,200,023	$(696,756)

Weighted average shares outstanding	14,234,571	14,239,836

Weighted average shares outstanding-diluted	17,667,904	14,239,836

Earnings (loss) per share available to common shareholders	$0.155	$(0.049)

Earnings (loss) per share available to common shareholders-diluted	$0.125	$(0.049)

13.	STOCK PURCHASE PLAN

At the annual meeting of the shareholders on November 19, 2008 the shareholders approved the establishment of an employee stock purchase plan. The stock purchase plan authorizes the issuance of up to 1,200,000 shares of common stock for purchase by eligible employees. A participant’s stock purchased during a calendar year may not exceed the lesser of (a) a percentage of the participant’s compensation or a total amount as specified by the compensation committee of the Board, or (b) $25,000. The stock will be offered at a purchase price of at least 85% of its fair market value on the date of purchase. The major plan provisions cover the purposes of the plan, effective date and duration, administration, eligibility, stock type, stock purchase limitations, price of stock, participation election, payroll deductions, payment for stock, date of purchase, termination of agreement, termination of employment, recapitalization, change of control, assignability, Stockholder rights, compliance with Internal Revenue Code Section 423, amendment and termination, application of funds, tax withholdings, governing laws, employment at will and arbitration. There have been no agreements with any employees made under this plan as of the year ended September 30, 2018.

On August 3, 2018, the Company announced that the Board of Directors authorized a stock repurchase program under which the Company would purchase up to 10%, or approximately 1,423,984 shares, of the Company’s issued and outstanding stock. The purchase program will expire on August 15, 2019.

Stock Purchase Table

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Value of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

July 1, 2018-July 31, 2018	-	$-	$-	-
August 1, 2018-August 31, 2018	18,129	1.13	20,502.34	1,405,855
September 1, 2018- September 30, 2018	27,190	1.08	29,291.68	1,378,665
Total	45,319	$1.10	$49,794.02

Subsequent to September 30, 2018, the Company had purchased 107,668 shares of common stock as of December 1, 2018, at a purchase value of $131,555. This is the only subsequent event the Company had to report.

14.	LONG TERM INCENTIVE PLAN

At the annual meeting of the shareholders on August 11, 2010, the shareholders approved the Energy Services of America Corporation Long Term Incentive Plan (the “LTIP”), to provide employees and directors of the Company with additional incentives to promote the growth and performance of the Company. At September 30, 2011, future awards of 1,149,000 shares could be made under the plan.

On August 11, 2010, a total of 51,000 shares were granted to six officers of the Company at a grant date fair value per share of $4.22. These grants vested over a period of three years. Market value of the grants was $215,220 and was recognized as compensation expense over the vesting period. For the years ended September 30, 2018 and 2017, respectively, $0 and $0 were recognized as compensation expense and $0 and $0 as deferred tax benefit as a result of these grants. All stock grants have vested or been forfeited as of September 30, 2018.

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

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 monthly. Mr. Douglas Reynolds, President of Energy Services, is a director and secretary of First Bank of Charleston. Mr. Nester Logan and Mr. Samuel Kapourales, directors of Energy Services, are also directors of First Bank of Charleston. The interest rate on the loan agreement is 4.82% with monthly payments of $7,800. As of September 30, 2018, we have paid approximately $145,000 in principal and approximately $205,000 in interest since the beginning of the loan.

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

16.	LEASE OBLIGATIONS

The Company leases various pieces of equipment under operating lease agreements with terms up to 36 months.

The future minimum lease payments under operating leases as of September 30, 2018, are as follows:

2019	$36,323
2020	62,260
$98,583

17.	MAJOR CUSTOMERS

The Company had two customers that exceeded 10.0% of revenues for the year ended September 30, 2018. The two customers, Full Stream Goff Connector, LLC and Toyota Motor Manufacturing, represented 17.3% and 13.3% of revenues. The Company had two customers that exceeded 10.0% of receivables net of retention. These two customers, Full Stream Goff Connector, LLC and TransCanada Corporation, represented 25.5% and 22.3% of receivables net of retention, respectively. The Company had two customers that exceeded 10.0% of revenues for the year ended September 30, 2017. The two customers, Marathon Petroleum and Columbia Gas Distribution, represented 15.1% and 14.6% of revenues and 15.8% and 12.1% of receivables net of retention, respectively.

The Company’s consolidated operating revenues for the year ended September 30, 2018 were $135.5 million of which 51.5% was attributable to gas and petroleum contract work, 41.7% to electrical and mechanical contract services and 6.8% to water and sewer contract installations and other ancillary services. The Company’s consolidated operating revenues for the year ended September 30, 2017 were $140.5 million of which 56.7% was attributable to gas and petroleum contract work, 37.4% to electrical and mechanical contract services and 5.9% to water and sewer contract installations and other ancillary services.

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

In 2018 and 2017, C. J. Hughes Construction Company, Inc., maintained a tax-qualified 401(k) retirement plan for union employees. Employees can contribute up to 15% of eligible wages, provided the compensation deferred for a plan year did not exceed the indexed dollar amount set by the Internal Revenue Service which was $18,500 for 2018 and $18,000 for 2017. C. J. Hughes matches $0.25 on each dollar contributed up to 6% of eligible wages. C. J. Hughes contributed $9,966 for the fiscal year ended September 30, 2018 to the union plan.

Additionally, each plan year, C. J. Hughes may make a discretionary profit-sharing contribution for participants who are actively employed on the last day of the plan year. No discretionary profit-sharing contribution was made for the 2018 or 2017 plan year.

Effective January 1, 2010, Energy Services of America became the successor plan sponsor of the C. J. Hughes Construction Company, Inc. 401(k) Plan for non-union employees (the “Plan”). The Plan was renamed the Energy Services of America Staff Retirement Plan. The four wholly owned subsidiaries, C. J. Hughes Construction Company, Inc., Nitro Construction Services, Inc., Contractors Rental Corporation, and S.T. Pipeline adopted the Plan on behalf of their non-union employees.

Employees are eligible to participate in the Plan upon completion of six months of service but must wait until a quarterly entry to join the Plan. The Plan was last restated as of January 1, 2015, and the corporate trustee is United Bank Inc. Employees may contribute eligible wages up to the maximum indexed dollar amount set by the Internal Revenue Service which was $18,500 for 2018 and $18,000 for 2017. Energy Services may make annual discretionary matching contributions and/or profit-sharing contributions to the Plan. The matching contribution formula for the 2017 Plan year was $0.25 on each dollar contributed up to 6% of eligible wages. In 2017, the match was increased to 100% of each dollar contributed for the first 3% of eligible wages and 50% of each dollar contributed for the next 3% of eligible wages. The Company’s matching contribution is used by the Plan’s third-party administrator to purchase Energy Services of America stock from the open market. No restrictions on the match exist after it has been contributed. No profit-sharing contribution was made for the 2018 or 2017 plan year.

Energy Services of America and its wholly owned subsidiaries contributed $238,000 and $197,000, respectively, for the fiscal years ended September 30, 2018 and 2017 to the Plan.

The Company contributes to a number of multi-employers defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. The risks of participating in these multi-employer plans are different from single-employer plans in the following aspects:

•	Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

•	If the Company chooses to stop participating in some of its multi-employer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The following table presents our participation in these plans:

					Contibutions of
		Pension Protection Act ("PPA")			Energy Services of America
		Certified Zone Status (1)		FIP/RP Status	Companies				Expiration Date of
	EIN/Pension			Pending/				Surcharge	Collective Bargaining
Pension Fund	Plan Number	2017	2016	Implemented (2)	2017	2016	2015	Imposed	Agreement

Central States, Southeast and Southwest Areas Pension Fund	36-6044243/001	Red	Red	Implemented	$-	$-	$35,907	no	Various

Southwest Ohio Regional Council of Carpenters Pension Plan	31-6127287/001	Red	Red	Implemented	-	-	8,695	no	Various

National Automatic Sprinkler Industry Pension Fund	52-6054620/001	Red	Red	Implemented	99,731	-	-	no	Various

Iron Workers District Council of Southern Ohio &Vicinity Pension Trust	31-6038516/001	Yellow	Yellow	Implemented	57,960	-	-	no	Various

Carpenters Pension Fund of WV	55-6027998/001	Red	Red	Implemented	444,455	-	-	no	Various

Plumbers & Pipefitters National Pension Fund	52-6152779/001	Yellow	Yellow	Implemented	1,929,939	1,034,996	841,370	no	Various

Sheet Metal Workers' National Pension Fund	52-6112463/001	Red	Red	Implemented	153,542	182,991	-	no	Various

Sheet Metal Workers Local Pension Fund	34-6666753/001	Red	Red	Implemented	11,483	-	99,809	no	Various

Plumbers and Pipefitters Local 152 Pension Fund	55-6029095/001	Red	Red	Implemented	-	-	11,178	no	Various

All Other		Green	Green		4,087,927	6,152,291	5,429,598	no	Various

					$6,785,037	$7,370,278	$6,426,557

(1) The most recent PPA zone status available in 2017 and 2016 is the the plan's year-end during 2016 and 2015, respectively. The zone status is based on information that we received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the orange zone are less than 80 percent funded and have an Accumulated Funding Deficiency in the current year or projected into the next six years, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.

(2) Indicates whether the plan has a financial improvement plan ("FIP") or a rehabilitation plan ("RP") which is either pending or has been implemented.

The Company currently does not have intentions of withdrawing from any of the multi-employer pension plans in which it participates.

19.	CREDIT RISK

Financial instruments which potentially subject the Company to credit risk consist primarily of cash, cash equivalents and contract receivables. The Company places its cash with high quality financial institutions. At times, the balances in such institutions may exceed the FDIC insurance limit of $250,000 per depositor, per insured bank, for each account ownership category. FDIC insurance covers all deposit accounts, including: checking accounts, savings accounts, money market deposit accounts, and certificates of deposit. As of September 30, 2018, the Company had $2.3 million of uninsured deposits.

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

Some customers, particularly new ones or governmental agencies require the Company to post bid bonds, performance bonds and payment bonds (collectively, performance bonds). These bonds are obtained through insurance carriers and guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the insurer make payments or provide services under the bond. The Company must reimburse the insurer for any expenses or outlays it is required to make.

In February 2014, the Company entered into an agreement with a surety company to provide bonding which will suit the Company’s immediate needs. The ability to obtain bonding for future contracts is an important factor in the contracting industry with respect to the type and value of contracts that can be bid.

Depending upon the size and conditions of a particular contract, the Company may be required to post letters of credit or other collateral in favor of the insurer. Posting of these letters or other collateral will reduce our borrowing capabilities. The Company does not anticipate any claims in the foreseeable future. At September 30, 2018, the Company had $16.6 million in performance bonds outstanding.

21.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for continuing operations for 2018 and 2017 are summarized below:

2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenue	$32,547,603	$23,093,033	$29,549,659	$50,292,476	$135,482,771
Operating income (loss)	(33,637)	(900,258)	1,610,087	3,244,880	3,921,072
Net income (loss)	148,500	(947,575)	1,096,267	2,211,831	2,509,023
Dividends on preferred stock	77,250	77,250	77,250	77,250	309,000
Net income (loss) available to common shareholders	$71,250	$(1,024,825)	$1,019,017	$2,134,581	$2,200,023

Weighted-basic shares outstanding	14,239,836	14,239,836	14,239,836	14,218,949	14,234,571
Weighted-diluted shares outstanding	17,673,169	14,239,836	17,673,169	17,652,282	17,667,904

Earnings (loss) per share available to common shareholders	$0.005	$(0.072)	$0.072	$0.150	$0.155

Earnings (loss) per share-diluted available to common shareholders	$0.004	$(0.072)	$0.058	$0.121	$0.125

2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenue	$37,496,872	$25,371,605	$35,686,215	$41,941,034	$140,495,726
Operating income (loss)	2,489,177	(427,126)	(3,038,995)	1,359,091	382,147
Net income (loss)	1,238,657	(312,539)	(1,867,148)	553,274	(387,756)
Dividends on preferred stock	77,250	77,250	77,250	77,250	309,000
Net income (loss) available to common shareholders	$1,161,407	$(389,789)	$(1,944,398)	$476,024	$(696,756)

Weighted-basic shares outstanding	14,239,836	14,239,836	14,239,836	14,239,836	14,239,836
Weighted-diluted shares outstanding	17,673,169	14,239,836	14,239,836	17,673,169	14,239,836

Earnings (loss) per share available to common shareholders	$0.082	$(0.027)	$(0.137)	$0.033	$(0.049)

Earnings (loss) per share -diluted available to common shareholders	$0.066	$(0.027)	$(0.137)	$0.027	$(0.049)

There were no results from discontinued operations for the years ended September 30, 2018 and 2017.

22.	CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

ENERGY SERVICES OF AMERICA CORPORATION (Parent Only)
BALANCE SHEETS
As of September 30, 2018 and 2017

	2018	2017
Assets
Current assets
Cash and cash equivalents	$499,750	$1,468,145
Other receivables	(307)	-
Prepaid expenses and other	3,906,287	4,013,332
Total current assets	4,405,730	5,481,477

Property, plant and equipment, at cost	248,402	248,402
less accumulated depreciation	(226,285)	(220,733)
	22,117	27,669

Due from subsidiaries	4,531,173	11,604,780
Deferred tax asset	329,150	726,524
Investment in subsidiaries	27,466,387	24,079,884
Total assets	$36,754,557	$41,920,334

Liabilities and shareholders' equity
Current liabilities
Current maturities of long-term debt	$2,459,680	$3,777,504
Lines of credit and short term borrowings	6,069,247	9,432,968
Accounts payable	33,839	63,358
Accrued expenses and other current liabilities	67,767	164,943
Total current liabilities	8,630,533	13,438,773

Long-term debt, less current maturities	4,842,977	7,350,742
Total liabilities	13,473,510	20,789,515

Shareholders' equity

Preferred stock, $.0001 par value Authorized 1,000,000 shares,206 issued at September 30, 2018 and 2017	-	-

Common stock, $.0001 par value Authorized 50,000,000 shares 14,839,836 issued and 14,194,517 outstanding at September 30, 2018 and 14,239,836 outstanding at September 30, 2017	1,484	1,484

Treasury stock, 645,319 shares at September 30, 2018 and 600,000 shares at September 30, 2017	(65)	(60)

Additional paid in capital	61,239,470	61,289,260
Retained earnings (deficit)	(37,959,842)	(40,159,865)
Total shareholders' equity	23,281,047	21,130,819
Total liabilities and shareholders' equity	$36,754,557	$41,920,334

ENERGY SERVICES OF AMERICA CORPORATION (Parent Only)

STATEMENTS OF INCOME

For the years ended September 30, 2018 and 2017

	2018	2017

General and administrative expenses	$1,226,854	$1,360,216

Net loss from operations before taxes	(1,226,854)	(1,360,216)

Other nonoperating income (expense)	6,239	(318)
Interest income	132,281	-
Interest expense	(811,801)	(753,167)
Interest allocation to subsidiaries	763,328	730,486

Net loss before tax	(1,136,807)	(1,383,215)

Income tax benefit	(259,327)	(541,844)

Net loss from parent	(877,480)	(841,371)

Equity in undistributed income
income of subsidiaries	3,386,503	453,615

Dividends on preferred stock	(309,000)	(309,000)

Net income (loss) available to common shareholders	$2,200,023	$(696,756)

Weighted average shares outstanding- basic	14,234,571	14,239,836

Weighted average shares-diluted	17,667,904	14,239,836

Net earnings (loss) per share-basic available to common shareholders	$0.155	$(0.049)

Net earnings (loss) per share-diluted available to common shareholders	$0.125	$(0.049)

ENERGY SERVICES OF AMERICA CORPORATION (Parent Only)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended September 30, 2018 and 2017

	2018	2017
Cash flows form operating activities:
Net income (loss)	$2,509,023	$(387,756)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Provision for deferred taxes	397,374	(60,061)
Depreciation expense	5,552	5,552
Equity in undistributed income of subsidiaries	(3,386,503)	(453,615)
Advances from subsidiaries	7,073,607	(687,699)
Changes in:
(Increase) decrease in prepaid expenses	107,045	(2,016,506)
Decrease in other receivable	307	1,417
Increase (decrease) in accounts payable	(29,519)	50,665
Decrease in accrued expenses and other current liabilities	(97,176)	(71,090)
Net cash provided by (used in) operating activities	6,579,710	(3,619,093)

Cash flows from investing activities:
Investment in property & equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Borrowings on lines of credit and short-term debt, net of (repayments)	(3,363,721)	3,200,025
Principal payments on long term debt	(3,825,589)	(2,703,427)
Dividends on common stock	-	(696,117)
Preferred dividends paid	(309,000)	(309,000)
Treasury stock purchased by company	(49,795)	-
Proceeds from long term debt	-	5,000,000
Net cash provided by (used in) financing activities	(7,548,105)	4,491,481

Increase (decrease) in cash and cash equivalents	(968,395)	872,388
Cash beginning of period	1,468,145	595,757
Cash end of period	$499,750	$1,468,145

Supplemental schedule of noncash investing and financing activities:
Insurance premiums financed	$3,130,859	$3,524,350
Accrued dividends on preferred stock	$77,250	$77,250

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$811,801	$753,167
Income taxes	$346,065	$1,578,334

