Form 10-Q
period 2018-12-31
Energy Services of America CORP
filed 2019-02-14
CIK 1357971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐.

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

As of February 1, 2019, there were 14,061,400 outstanding shares of the Registrant’s Common Stock.

Part 1. Financial Information

Item 1. Financial Statements (Unaudited):

Energy Services of America Corporation

Consolidated Balance Sheets

	December 31,	September 30,
	2018	2018
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$2,699,230	$1,065,550
Accounts receivable-trade	19,368,805	22,227,555
Allowance for doubtful accounts	(83,885)	(83,885)
Retainages receivable	5,725,502	4,919,351
Other receivables	154,904	266,179
Contract assets	10,531,124	5,353,375
Prepaid expenses and other	3,438,301	4,117,276
Total current assets	41,833,981	37,865,401

Property, plant and equipment, at cost	48,804,906	48,278,427
less accumulated depreciation	(32,447,889)	(31,462,438)
Total fixed assets	16,357,017	16,815,989

Total assets	$58,190,998	$54,681,390

Liabilities and shareholders' equity
Current liabilities
Current maturities of long-term debt	$2,629,999	$3,221,268
Lines of credit and short term borrowings	9,500,000	6,069,247
Accounts payable	9,100,884	6,204,870
Accrued expenses and other current liabilities	3,736,166	4,301,515
Contract liabilities	1,556,761	3,261,201
Income tax payable	899,147	545,237
Total current liabilities	27,422,957	23,603,338

Long-term debt, less current maturities	5,831,393	6,468,630
Deferred income taxes payable	1,251,465	1,328,375
Total liabilities	34,505,815	31,400,343

Shareholders' equity

Preferred stock, $.0001 par value Authorized 1,000,000 shares, 206 issued at December 31, 2018 and September 30, 2018	-	-

Common stock, $.0001 par value Authorized 50,000,000 shares 14,839,836 issued and 14,071,171 outstanding at December 31, 2018 and 14,839,836 issued and 14,194,517 outstanding at September 30, 2018	1,484	1,484

Treasury stock, 768,665 shares at December 31, 2018 and 645,319 at September 30, 2018	(77)	(65)

Additional paid in capital	61,089,484	61,239,470
Retained earnings (deficit)	(37,405,708)	(37,959,842)
Total shareholders' equity	23,685,183	23,281,047

Total liabilities and shareholders' equity	$58,190,998	$54,681,390

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Income

Unaudited

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2018	2017

Revenue	$49,114,139	$32,547,603

Cost of revenues	45,279,294	30,572,149

Gross profit	3,834,845	1,975,454

Selling and administrative expenses	2,756,391	2,009,091
Income (loss) from operations	1,078,454	(33,637)

Other income (expense)
Interest income	41,522	132,281
Other nonoperating expense	(32,995)	(55,124)
Interest expense	(204,349)	(295,844)
Gain on sale of equipment	25,752	368,705
	(170,070)	150,018

Income before income taxes	908,384	116,381

Income tax expense (benefit)	277,000	(32,119)

Net income	631,384	148,500

Dividends on preferred stock	77,250	77,250

Net income available to common shareholders	$554,134	$71,250

Weighted average shares outstanding-basic	14,135,900	14,239,836

Weighted average shares-diluted	17,569,233	17,673,169

Earnings per share available to common shareholders	$0.039	$0.005

Earnings per share-diluted available to common shareholders	$0.032	$0.004

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Cash Flows

Unaudited

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2018	2017

Cash flows from operating activities:

Net income	$631,384	$148,500

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation expense	1,022,367	1,049,688
Gain on sale of equipment	(25,752)	(368,705)
Provision for deferred taxes	(76,910)	(91,069)
Decrease in contracts receivable	2,858,750	6,175,377
(Increase) decrease in retainage receivable	(806,151)	407,367
Decrease in other receivables	111,275	250
Increase in contract assets	(5,177,749)	(807,045)
Decrease in prepaid expenses	678,975	749,357
Increase (decrease) in accounts payable	2,896,014	(1,155,121)
Decrease in accrued expenses	(488,099)	(1,402,599)
(Decrease) increase in contract liabilities	(1,704,440)	418,125
Increase in income taxes payable	353,910	-
Net cash provided by operating activities	273,574	5,124,125

Cash flows from investing activities:
Investment in property and equipment	(585,008)	(445,790)
Proceeds from sales of property and equipment	47,365	423,620
Net cash used in investing activities	(537,643)	(22,170)

Cash flows from financing activities:
Preferred dividends paid	(154,500)	(154,500)
Treasury stock purchased by company	(149,998)	-
Borrowings on lines of credit and short term debt, net of (repayments)	3,430,753	149,231
Principal payments on long term debt	(1,228,506)	(1,142,063)
Net cash provided by (used in) financing activities	1,897,749	(1,147,332)

Increase in cash and cash equivalents	1,633,680	3,954,623
Cash and cash equivalents beginning of period	1,065,550	1,675,525
Cash and cash equivalents end of period	$2,699,230	$5,630,148

Supplemental schedule of noncash investing and financing activities:
Purchases of property & equipment under financing agreements	$-	$-
Insurance premiums financed	$-	$-
Accrued dividends on preferred stock	$-	$-

Supplemental disclosures of cash flows information:

Cash paid during the year for:
Interest	$204,349	$295,844
Income taxes	$-	$21,032

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Changes in Shareholders’ Equity

For the three months ended December 31, 2018 and 2017

						Total
	Common Stock		Additional Paid	Retained	Treasury	Shareholders'
	Shares	Amount	in Capital	Earnings (deficit)	Stock	Equity

Balance at September 30, 2017	14,239,836	$1,484	$61,289,260	$(40,159,865)	$(60)	$21,130,819

Net income	-	-	-	148,500	-	148,500

Accrued preferred dividends	-	-	-	(77,250)	-	(77,250)

Balance at December 31, 2017	14,239,836	$1,484	$61,289,260	$(40,088,615)	$(60)	$21,202,069

Balance at September 30, 2018	14,194,517	$1,484	$61,239,470	$(37,959,842)	$(65)	$23,281,047

Net income	-	-	-	631,384	-	631,384

Accrued preferred dividends	-	-	-	(77,250)	-	(77,250)

Treasury stock purchased by company	(123,346)	-	(149,986)	-	(12)	(149,998)

Balance at December 31, 2018	14,071,171	$1,484	$61,089,484	$(37,405,708)	$(77)	$23,685,183

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION

Energy Services of America Corporation (“Energy Services” or the “Company”) was formed in 2006 as a special purpose acquisition corporation, or blank check company. Wholly owned subsidiary C.J. Hughes is a general contractor primarily engaged in pipeline construction for utility companies. C.J. Hughes operates primarily in the mid-Atlantic region of the United States. Contractors Rental Corporation (“Contractors Rental”), a wholly owned subsidiary of C.J. Hughes, provides union building trade employees for projects managed by C.J. Hughes. Nitro Construction Services, Inc. (“Nitro”), a wholly owned subsidiary of C. J. Hughes, is an electrical and mechanical contractor that provides its services to the power, chemical and automotive industries. Nitro operates primarily in the mid-Atlantic region of the United States. Pinnacle Technical Solutions, Inc. (“Pinnacle”), a wholly owned subsidiary of Nitro, operates as a data storage facility within Nitro’s office building. Pinnacle is supported by Nitro and has no employees of its own. All of the C.J. Hughes, Nitro, and Contractors Rental production personnel are union members of various related construction trade unions and are subject to collective bargaining agreements that expire at varying time intervals. Wholly owned subsidiary S.T. Pipeline, formerly presented as a discontinued operation, has been absorbed into Energy Services as of December 31, 2018 for financial statement presentation.

The Company’s stock is quoted under the symbol “ESOA” on the OTC QB market place operated by the OTC Markets Group.

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto for the years ended September 30, 2018 and 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on December 28, 2018. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the interim financial reporting rules and regulations of the SEC. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three months ended December 31, 2018 are not necessarily indicative of the results to be expected for the full year or any other interim period.

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

Reclassifications

Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year.

2.	REVENUE RECOGNITION

On October 1, 2018, the Company adopted an Accounting Standard Update, Revenue from Contracts with Customers (Topic 606). The core principle of Topic 606 is that revenue will be recognized when promised goods or services are transferred to customers in an amount that reflects consideration for which entitlement is expected in exchange for those goods or services. We adopted Topic 606 using a modified retrospective transition approach and elected to apply Topic 606 to contracts with customers that are not substantially complete, i.e. less than 90% complete, as of October 1, 2018. The adoption of Topic 606 did not have a material impact on the Company’s financial statements.

	December 31, 2018

			Balance Without
	As Reported	Adjustments	ASC 606 Adoption
Assets
Accounts receivable-trade	$19,368,805	$-	$19,368,805
Contract assets	10,531,124	-	10,531,124
Other current assets	11,934,052	-	11,934,052
Total current assets	41,833,981	-	41,833,981
Total fixed assets	16,357,017	-	16,357,017
Total assets	$58,190,998	$-	$58,190,998

			Balance Without
	As Reported	Adjustments	ASC 606 Adoption
Liabilities
Contract liabilities	$1,556,761	$-	$1,556,761
Other current liabilities	25,866,196	-	25,866,196
Total current liabilities	27,422,957	-	27,422,957
Other long-term liabilities	7,082,858	-	7,082,858
Total liabilities	34,505,815	-	34,505,815
Retained earnings	(37,405,708)	-	(37,405,708)
Stockholders' equity	23,685,183	-	23,685,183
Total liabilities and stockholders' equity	$58,190,998	$-	$58,190,998

			Balance Without
	As Reported	Adjustments	ASC 606 Adoption

Revenue	$49,114,139	$-	$49,114,139
Income before income taxes	908,384	-	908,384
Income tax expense	277,000	-	277,000
Net income	631,384	-	631,384
Net income available to common shareholders	$554,134	$-	$554,134

3.	DISAGGREGATION OF REVENUE

We disaggregate our revenue based on our operating groups and contract types as it is the format that is regularly reviewed by management. Our reportable operating groups are: Petroleum and Gas, Water, Sewer and other services, and Electrical and Mechanical services. Our contract types are: Lump Sum, Unit Price, and Cost Plus and Time and Material (T&M). The following tables present our disaggregated revenue for the three months ended December 31, 2018 and 2017:

	Three months ended December 31, 2018

	Petroleum & Gas	Water, Sewer and Other	Electrical and Mechanical	Total revenue from contracts

Lump sum contracts	$-	$-	$7,336,710	$7,336,710
Unit price contracts	26,350,168	3,072,043	-	29,422,211
Cost plus and T&M contracts	1,788,299	247,035	4,548,679	6,584,013
Revenue from contracts in progress	$28,138,467	$3,319,078	$11,885,389	$43,342,934

Lump sum contracts	$-	$-	$879,978	$879,978
Unit price contracts	2,465,135	398,914	-	2,864,049
Cost plus and T&M contracts	434,050	9,842	1,583,286	2,027,178
Revenue from completed contracts	2,899,185	408,756	2,463,264	5,771,205

Total revenue from contracts	$31,037,652	$3,727,834	$14,348,653	$49,114,139

Earned over time	$31,037,652	$3,727,834	$14,081,624	$48,847,110
Earned at point in time	-	-	267,029	267,029
Total revenue from contracts	$31,037,652	$3,727,834	$14,348,653	$49,114,139

	Three months ended December 31, 2017

	Petroleum & Gas	Water, Sewer and Other	Electrical and Mechanical	Total revenue from contracts

Lump sum contracts	$-	$-	$10,656,189	$10,656,189
Unit price contracts	6,704,069	1,695,852	-	8,399,921
Cost plus and T&M contracts	1,799,420	28,973	3,668,835	5,497,228
Revenue from contracts in progress	$8,503,489	$1,724,825	$14,325,024	$24,553,338

Lump sum contracts	$-	$-	$1,996,247	$1,996,247
Unit price contracts	3,631,374	900,549	816,737	5,348,660
Cost plus and T&M contracts	649,358	-	-	649,358
Revenue from completed contracts	4,280,732	900,549	2,812,984	7,994,265

Total revenue from contracts	$12,784,221	$2,625,374	$17,138,008	$32,547,603

Earned over time	$12,784,221	$2,625,374	$16,897,048	$32,306,643
Earned at point in time	-	-	240,960	240,960
Total revenue from contracts	$12,784,221	$2,625,374	$17,138,008	$32,547,603

4.	CONTRACT BALANCES

Accounts receivable, which are included in current assets on the Consolidated Balance Sheets, totaled $19.4 million at December 31, 2018, a $2.8 million decrease from $22.2 million at September 30, 2018. The decrease was mainly due to timing of billings and receipts. Contract assets, which are included in current assets on the Consolidated Balance Sheets, totaled $10.5 million at December 31, 2018, a $5.1 million increase from $5.4 million at September 30, 2018. This was due to an increase in costs and estimated earnings in excess of billings on uncompleted projects. Contract liabilities, which are included in current liabilities on the Consolidated Balance Sheets, totaled $1.6 million at December 31, 2018, a $1.7 million decrease from $3.3 million at September 30, 2018. This was due to a decrease in billings in excess of costs and estimated earnings on uncompleted projects.

The Company’s accounts receivable consists of amounts that have been billed to customers. Collateral is generally not required. A majority of the Company’s contracts have monthly billing terms and payment terms within 30 to 45 days after invoices have been issued. The Company attempts to negotiate two-week billing terms and 15-day payment terms on larger projects. The timing of billings to customers may generate contract assets or contract liabilities.

During the three months ended December 31, 2018, we recognized revenue of $1.7 million that was included in the contract liability balance at September 30, 2018.

Accounts receivable, contract assets and contract liabilities consisted of the following:

	September 30, 2018	December 31, 2018	Change

Accounts receivable-trade	$22,227,555	$19,368,805	$(2,858,750)

Contract assets
Cost and estimated eanings in excess of billings	$5,353,375	$10,531,124	$5,177,749

Contract liabilites
Billings in excess of cost and estimated earnings	$3,261,201	$1,556,761	$(1,704,440)

5.	PERFORMANCE OBLIGATIONS

The Company provides construction services that can be classified into several groups: petroleum and gas, water, sewer and other, and electrical and mechanical services. Generally, our contracts contain one performance obligation that is satisfied over time because our performance typically creates or enhances an asset that the customer controls as the asset is created or enhanced. We recognize revenue as performance obligations are satisfied and control of the promised good and service is transferred to the customer. Revenue is ordinarily recognized over time as control is transferred to the customers by measuring the progress toward complete satisfaction of the performance obligation(s) using an input (i.e., “cost to cost”) method. Under the cost to cost method, costs incurred to-date are generally the best depiction of transfer of control. All contract costs, including those associated with affirmative claims, change orders and back charges, are recorded as incurred and revisions to estimated total costs are reflected as soon as the obligation to perform is determined. Contract costs consist of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs and equipment expense (primarily depreciation, fuel, maintenance and repairs).

The Company’s accounts receivable consists of amounts that have billed to customers. Collateral is generally not required. A majority of the Company’s contracts have monthly billing terms and payment terms within 30 to 45 days after invoices have been issued. The Company attempts to negotiate two-week billing terms and 15-day payment terms on larger projects. The timing of billings to customers may generate contract assets or contract liabilities. Certain construction contracts include retention provisions to provide assurance to our customers that we will perform in accordance with the contract terms and are therefore not considered a financing benefit. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work or products by the customer. We have determined there are no significant financing components in our contracts during the three months ended December 31, 2018.

During the three months ended December 31, 2018, we recognized revenue of $518,000 as a result of changes in contract transaction price related to performance obligations that were satisfied prior to September 30, 2018. The changes in contract transaction price were from items such as changes in projected profit, executed or estimated change orders, and unresolved contract modifications and claims.

The Company does not sell warranties for its construction services. At December 31, 2018, the Company had $18.4 million in remaining unsatisfied performance obligations, in which revenue is expected to be recognized in less than twelve months.

6.	UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts as of December 31, 2018 and September 30, 2018 are summarized as follows:

	December 31,	September 30,
	2018	2018
Costs incurred on contracts in progress	$134,224,608	$154,793,209
Estimated earnings, net of estimated losses	16,630,258	11,687,859
	150,854,866	166,481,068
Less billings to date	141,880,503	164,388,894
	$8,974,363	$2,092,174

Contract assets	$10,531,124	$5,353,375

Less contract liabilities	1,556,761	3,261,201

	$8,974,363	$2,092,174

Backlog at December 31, 2018 and September 30, 2018 was $59.3 million and $71.1 million, respectively.

7.	FAIR VALUE MEASUREMENTS

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

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed-rate debt to unrelated parties was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates for bank loans with similar terms and maturities. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $7.4 million at December 31, 2018 was $7.3 million. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $12.0 million at December 31, 2017 was $12.0 million.

All receivables and payables are carried at net realizable value which approximates fair value because of their short duration to maturity.

8.	EARNINGS PER SHARE

The amounts used to compute the earnings per share for the three months ended December 31, 2018 and 2017 are summarized below.

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2018	2017

Net income	$631,384	$148,500

Dividends on preferred stock	77,250	77,250

Income available to common shareholders	$554,134	$71,250

Weighted average shares outstanding	14,135,900	14,239,836

Weighted average shares outstanding-diluted	17,569,233	17,673,169

Earnings per share available to common shareholders	$0.039	$0.005

Earnings per share available to common shareholders-diluted	$0.032	$0.004

9.	INCOME TAXES

The components of income taxes are as follows:

	Three months ended December 31,
	2018	2017
Federal
Current	$267,020	$162,194
Deferred	(62,807)	(208,258)
Total	204,213	(46,064)

State
Current	$86,889	12,728
Deferred	(14,102)	1,217
Total	72,787	13,945

Total income tax expense	$277,000	$(32,119)

The income tax effects of temporary differences giving rise to the deferred tax assets and liabilities are as follows:

	December 31,	September 30,
	2018	2018
Deferred income tax liabilities
Long-term
Property and equipment	$(1,949,244)	$(2,023,641)
Other	19,803	(4,639)
Total deferred income tax liabilities-LT	$(1,929,441)	$(2,028,280)

Deferred income tax assets
Other	677,976	699,905
Total deferred income tax assets	$677,976	$699,905

Total net deferred income tax liabilities	$(1,251,465)	$(1,328,375)

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

10.	SHORT-TERM AND LONG-TERM DEBT

Short-term debt consists of the following:

On March 21, 2018, the Company entered into a financing agreement (“Operating Line of Credit (2018)”) with United Bank, Inc. to provide the Company with a $15.0 million revolving line of credit. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%. The effective date of this agreement was February 27, 2018 and it replaced the $15.0 million revolving line of credit (“Operating Line of Credit (2017)”) entered into with United Bank, Inc. effective February 27, 2017. The Company had borrowed $5.5 million against the Operating Line of Credit (2018) as of September 30, 2018 and had $7.0 million available to borrow per the Company’s borrowing base. The Company had borrowed $9.5 million against the Operating Line of Credit (2018) as of December 31, 2018 and had $3.0 million available to borrow per the Company’s borrowing base.

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

The Company was in compliance with all covenants for the $12.5 million Operating Line of Credit (2018) at December 31, 2018. The Company does not anticipate borrowing above that amount.

The Company also finances insurance policy premiums on a short-term basis through a financing company. These insurance policies included: workers’ compensation, general liability, automobile, umbrella, and equipment policies. It is typical that the Company makes a down payment in January and finances the remaining premium amount over nine or ten monthly payments. In January 2018, The Company financed $3.1 million in insurance premium policies. At September 30, 2018, the balance of the remaining premiums to be paid was $570,000. At December 31, 2018, the remaining balance had been repaid in full.

A summary of short-term and long-term debt as of December 31, 2018 and September 30, 2018 is as follows:

	December 31,	September 30,
	2018	2018

Line of credit payable to bank, monthly interest at 4.99%, final payment due by February 27, 2019.	$9,500,000	$5,500,000

Notes payable to finance companies, due in monthly installments totaling $62,355 including interest ranging from 0.0% to 7.62%, final payments due January 2019 through June 2019, secured by equipment.	1,153,021	1,332,993

Note payable to finance company for insurance premiums financed, due in monthly installments totaling $288,581, including interest rate at 2.77%, final payment due November 2018.	-	569,247

Notes payable to bank, due in monthly installments totaling $7,799, including interest at 4.82%, final payment due November 2034 secured by building and property.	1,043,930	1,054,248

Notes payable to bank, due in monthly installments totaling $11,828, including interest at 5.0%, final payment due November 2025 secured by building and property.	827,075	851,768

Notes payable to bank, due in monthly installments totaling $172,473, including interest at 6.5%, final payment due February 2019 secured by equipment.	193,248	702,097

Notes payable to bank, due in monthly installments totaling $30,914, including interest at 5.0%, final payment due February 2019 secured by equipment.	62,889	154,116

Notes payable to bank, due in monthly installments totaling $98,865, including interest at 4.99%, final payment due September 2022 secured by equipment.	3,798,428	4,045,025

Notes payable to bank, due in monthly installments totaling $46,482, including interest at 5.00%, final payment due September 2021 secured by equipment.	1,382,801	1,549,651

Total debt	17,961,392	15,759,145

Less current maturities	12,129,999	9,290,515

Total long term debt	$5,831,393	$6,468,630

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

Company Overview

Energy Services of America Corporation (“Energy Services” or the “Company”) was formed in 2006 as a special purpose acquisition corporation, or blank check company. Wholly owned subsidiary C.J. Hughes is a general contractor primarily engaged in pipeline construction for utility companies. C.J. Hughes operates primarily in the mid-Atlantic region of the United States. Contractors Rental Corporation (“Contractors Rental”), a wholly owned subsidiary of C.J. Hughes, provides union building trade employees for projects managed by C.J. Hughes. Nitro Construction Services, Inc. (“Nitro”), a wholly owned subsidiary of C. J. Hughes, is an electrical and mechanical contractor that provides its services to the power, chemical and automotive industries. Nitro operates primarily in the mid-Atlantic region of the United States. Pinnacle Technical Solutions, Inc. (“Pinnacle”), a wholly owned subsidiary of Nitro, operates as a data storage facility within Nitro’s office building. Pinnacle is supported by Nitro and has no employees of its own. All of the C.J. Hughes, Nitro, and Contractors Rental production personnel are union members of various related construction trade unions and are subject to collective bargaining agreements that expire at varying time intervals. Wholly owned subsidiary S.T. Pipeline, formerly presented as a discontinued operation, has been absorbed into Energy Services as of December 31, 2018 for financial statement presentation.

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

The Company’s consolidated operating revenues for the three months ended December 31, 2018 were $49.1 million of which 63.2% was attributable to gas & petroleum work, 29.2% to electrical and mechanical services, and 7.6% to water and sewer installations and other ancillary services.

The Company’s consolidated operating revenues for the three months ended December 31, 2017 were $32.5 million of which 52.7% was attributable to electrical and mechanical services, 39.3% to gas & petroleum work, and 8.0% to water and sewer installations and other ancillary services.

Energy Services’ customers include many of the leading companies in the industries it serves, including:

Goff Full Stream

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

First Quarter Overview

The following is an overview of results from operations for the three months ended December 31, 2018 and 2017.

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2018	2017

Revenue	$49,114,139	$32,547,603

Cost of revenues	45,279,294	30,572,149

Gross profit	3,834,845	1,975,454

Selling and administrative expenses	2,756,391	2,009,091
Income (loss) from operations	1,078,454	(33,637)

Other income (expense)
Interest income	41,522	132,281
Other nonoperating expense	(32,995)	(55,124)
Interest expense	(204,349)	(295,844)
Gain on sale of equipment	25,752	368,705
	(170,070)	150,018

Income before income taxes	908,384	116,381

Income tax expense (benefit)	277,000	(32,119)

Net income	631,384	148,500

Dividends on preferred stock	77,250	77,250

Net income available to common shareholders	$554,134	$71,250

Weighted average shares outstanding-basic	14,135,900	14,239,836

Weighted average shares-diluted	17,569,233	17,673,169

Earnings per share available to common shareholders	$0.039	$0.005

Earnings per share-diluted available to common shareholders	$0.032	$0.004

Results of Operations for the Three Ended December 31, 2018 Compared to the Three Months Ended December 31, 2017

Revenues. Total revenues increased by $16.6 million or 50.9% to $49.1 million for the three months ended December 31, 2018 from $32.5 million for the same period in 2017. The increase was primarily attributable to an $18.3 million revenue increase in petroleum and gas work and a $1.1 million revenue increase in water and sewer projects and other ancillary services, partially offset by a $2.8 million revenue decrease in electrical and mechanical services.

Cost of Revenues. Total cost of revenues increased by $14.7 million or 48.1% to $45.3 million for the three months ended December 31, 2018 from $30.6 million for the same period in 2017. The increase was primarily attributable to a $16.8 million cost increase in petroleum and gas work, an $800,000 cost increase in water and sewer projects and other ancillary services, partially offset by a $2.6 million cost decrease in electrical and mechanical services, and a $300,000 cost decrease in equipment and tool shop operations not allocated to projects.

Gross Profit. Total gross profit increased by $1.8 million or 94.1% to $3.8 million for the three months ended December 31, 2018 from $2.0 million for the same period in 2017. The increase was primarily attributable to a $1.4 million gross profit increase in petroleum and gas work, a $300,000 gross profit increase in water and sewer projects and other ancillary services, a $300,000 gross profit increase related to equipment and tool shop operations costs not allocated to projects, partially offset by a $200,000 gross profit decrease in electrical and mechanical services.

Selling and administrative expenses. Total selling and administrative expenses from continuing operations increased by $800,000 or 37.2% to $2.8 million for the three months ended December 31, 2018 from $2.0 million for the same period in 2017. The increase was primarily related to additional operations personnel needed to secure and manage projects and payment of performance bonuses, which were significantly less in 2017.

Interest Expense. Interest expense decreased by $92,000 or 30.9% to $204,000 for the three months ended December 31, 2018 from $296,000 for the same period in 2017. This decrease was primarily due to the timing of line of credit borrowings and decreasing long-term debt.

Net Income. Income from continuing operations before income taxes was $908,000 for the three months ended December 31, 2018, compared to $116,000 for the same period in 2017. The increase was due to the items mentioned above.

Income tax expense for the three months ended December 31, 2018 was $277,000 compared to a $32,000 income tax benefit for the same period in 2017. The increase in income tax expense was primarily due to the increase in income from continuing operations before income taxes. The Company experienced an income tax benefit for the three months ended December 31, 2018, due to the decrease in the federal corporate income tax rate and a tax benefit generated from adjusting the Company’s deferred tax asset and liability amounts. The effective income tax rate for the three months ended December 31, 2018 was 30.5%, as compared to (27.6%) for the same period in 2017. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income and non-deductible expenses.

The US Tax Cuts and Jobs Act of 2017 (the “Act”) was enacted in December 2017. As a result, the top corporate income tax rate was reduced from 35% to 21% beginning with tax years after December 31, 2017. As a fiscal year filer, the Act will require the Company used a “blended” tax rate of 24.5% for fiscal year 2018. Beginning with fiscal year 2019, the Company’s federal tax rate will be 21%.

Dividends on preferred stock for the three months ended December 31, 2018 and 2017 were $77,250.

Net income available to common shareholders for the three months ended December 31, 2018 was $554,000 compared to $71,000 for the same period in 2017.

Comparison of Financial Condition at December 31, 2018 and September 30, 2018

The Company had total assets of $58.2 million at December 31, 2018, an increase of $3.5 million from the prior fiscal year end balance of $54.7 million. Contract assets totaled $10.5 million at December 31, 2018, an increase of $5.1 million from the prior fiscal year end balance of $5.4 million. The increase was due to a difference in the timing of project billings at December 31, 2018 compared to September 30, 2018. Cash and cash equivalents totaled $2.7 million at December 31, 2018, an increase of $1.6 million from the prior fiscal year end balance of $1.1 million. The increase was primarily due to the decrease in accounts receivable and the increase in accounts payable. Retainages receivable totaled $5.7 million at December 31, 2018, an increase of $800,000 from the prior fiscal year end balance of $4.9 million. The increase was due to a significant project still in progress at December 31, 2018. Accounts receivable, which totaled $19.4 million at December 31, 2018, a decreased by $2.8 million from the prior fiscal year end balance of $22.2 million. The decrease was primarily due to the reduced billings on significant projects at December 31, 2018 and the collection of receivables from September 30, 2018. Prepaid expenses and other totaled $3.4 million at December 31, 2018, decrease of $700,000 from the prior fiscal year end balance of $4.1 million. This decrease was primarily due to the reduction in prepaid insurance that was expensed during the three months ended December 31, 2018. The Company had net fixed assets of $16.4 million at December 31, 2018, a decrease of $400,000 from prior fiscal year end balance of $16.8 million. This decrease was due to depreciation of $1.0 million, partially offset by equipment acquisitions of $600,000. Other receivables totaled $155,000 at December 31, 2018, a decrease of $110,000 from the prior fiscal year end balance of $266,000.

The Company had total liabilities of $34.5 million at December 31, 2018, an increase of $3.1 million from the prior fiscal year end balance of $31.4 million. Lines of credit and short-term borrowings totaled $9.5 million at December 31, 2018, an increase of $3.4 million from the prior fiscal year end balance of $6.1 million. This increase was primarily due to $4.0 million in line of credit borrowings, partially offset by a $600,000 decrease in short term borrowings related to insurance premium payments. Accounts payable totaled $9.1 million at December 31, 2018, an increase of $2.9 million from the prior fiscal year end balance of $6.2 million. Income taxes payable totaled $899,000 at December 31, 2018, an increase of $354,000 from the prior fiscal year end balance of $545,000. The increase was due to the taxable income for the three months ended December 31, 2018. Contract liabilities totaled $1.6 million at December 31, 2018, a decrease of $1.7 million from the prior fiscal year end total of $3.3 million. The decrease was due to a difference in the timing of project billings at December 31, 2018 compared to at September 30, 2018. Long-term debt totaled $5.8 million at December 31, 2018, a decrease of $637,000 from the prior fiscal year end balance of $6.5 million. The decrease in long-term debt was due to principal repayments on such debt. Current maturities of long-term debt totaled $2.6 million at December 31, 2018, a decrease of $591,000 from the prior fiscal year end balance of $3.2 million. The decrease in current maturities of long-term debt was due to principal repayments on such debt. Accrued expenses and other current liabilities totaled $3.7 million at December 31, 2018, a decrease of $565,000 from the prior fiscal year end balance of $4.3 million. The decrease was primarily due to payments on accrued expenses. Deferred tax liabilities totaled $1.3 million at December 31, 2018, a decrease of $77,000 from the prior fiscal year end balance of $1.3 million.

Shareholders’ equity was $23.7 million at December 31, 2018, an increase of $404,000 from the prior fiscal year end balance of $23.3 million. This increase was due to the net income available to common shareholders of $554,000 for the three months ended December 31, 2018, partially offset by $150,000 in common stock repurchased by the Company.

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

On July 31, 2014, the bank group modified the calculation of the debt service coverage covenant in the loan agreement so that the Company is required to maintain a minimum debt service coverage ratio of no less than 1.50 to 1.0x tested quarterly, as of the end of each fiscal quarter, based upon the preceding four quarters.  Debt service coverage will be defined as the ratio of cash flow (net income plus depreciation, amortization and interest expense, plus or minus one-time/non-recurring income and expenses (determined at the bank group’s sole discretion)) divided by the annualized debt service requirements on the Company’s senior secured term debt (post refinance), actual interest paid on the Company’s senior secured revolving credit facility and the annualized payments on any other debt outstanding. This modification applied as of June 30, 2014, as well as for future periods.  The Company was in compliance with all loan covenants at December 31, 2018.

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

On September 16, 2015, the Company entered into a $2.5 million Non-Revolving Note agreement with United Bank, Inc. This six-year agreement gave the Company access to a $2.5 million line of credit (“Equipment Line of Credit”), specifically for the purchase of equipment, for the period of one year with an interest rate of 5.0%. After the first year, all borrowings against the Equipment Line of Credit will be converted to a five-year term note agreement with an interest rate of 5.0%. As of December 31, 2018, the Company had borrowed $2.46 million against this line of credit and made principal payments of $1.1 million. The loan is collateralized by the equipment purchased under this agreement.

On November 13, 2015, the Company entered into a 10-year $1.1 million loan agreement with United Bank, Inc. to purchase the fabrication shop and property Nitro had previously been leasing for $12,900 each month. The interest rate on the new loan agreement is 4.25% with monthly payments of $11,500. The loan is collateralized by the building and property purchased under this agreement.

On June 28, 2017, the Company entered into a $5.0 million Non-Revolving Note agreement with United Bank, Inc. This five-year agreement gave the Company access to a $5.0 million line of credit (“Equipment Line of Credit 2017”), specifically for the purchase of equipment, for a period of three months with an interest rate of 4.99%. After three months, all borrowings against the Equipment Line of Credit 2017 were converted to a five-year term note agreement with an interest rate of 4.99%. As of December 31, 2018, the Company had borrowed $5.0 million against this line of credit and made principal payments of $1.2 million. The loan is collateralized by the equipment purchased under this agreement.

Operating Line of Credit

On March 21, 2018, the Company entered into a financing agreement (“Operating Line of Credit (2018)”) with United Bank, Inc. to provide the Company with a $15.0 million revolving line of credit. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%. The effective date of this agreement was February 27, 2018 and it replaced the $15.0 million revolving line of credit (“Operating Line of Credit (2017)”) entered into with United Bank, Inc. effective February 27, 2017. The Company had borrowed $5.5 million against the Operating Line of Credit (2018) as of September 30, 2018 and had $7.0 million available to borrow per the Company’s borrowing base. The Company had borrowed $9.5 million against the Operating Line of Credit (2018) as of December 31, 2018 and had $3.0 million available to borrow per the Company’s borrowing base. Line of credit borrowings are collateralized by the Company’s accounts receivable.

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

The Company was in compliance with all covenants for the $12.5 million Operating Line of Credit (2018) at December 31, 2018. The Company does not anticipate borrowing above that amount.

Off-Balance Sheet Arrangements

Due to the nature of our industry, we often enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Though for the most part not material in nature, some of these are:

Leases

Our work often requires us to lease various equipment, vehicles, and facilities. These leases usually are short-term in nature, with duration of two year or less, though at times we may enter into longer term leases when warranted. By leasing, we are able to reduce our capital outlay requirements for equipment, vehicles and facilities that we may only need for short periods of time. As of December 31, 2018, the Company had operating lease commitments of $60,000 with various expiration dates through March 2020.

Letters of Credit

Certain of our customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors and vendors on various customer projects. At December 31, 2018, the Company did not have any letters of credit outstanding.

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

Depending upon the size and conditions of a contract, the Company may be required to post letters of credit or other collateral in favor of the insurer. Posting of these letters or other collateral will reduce our borrowing capabilities. The Company does not anticipate any claims against outstanding performance bonds in the foreseeable future. At December 31, 2018, the Company had $11.1 million in performance bonds outstanding.

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

The Company had two customers that exceeded 10.0% of revenues for the three months ended December 31, 2018. The two customers, Goff Full Stream Interconnect and TransCanada, represented 36.7% and 11.3% of revenues, respectively. The Company had two customers that exceeded 10.0% of receivables at December 31, 2018. These customers, Goff Full Stream Interconnect and Dow Chemical, represented 18.5% and 12.9% of receivables net of retention at December 31, 2018, respectively.

The Company had two customers that exceeded 10.0% of revenues for the three months ended December 31, 2017. These customers, Marathon Petroleum and Toyota Motor Manufacturing, represented 20.5% and 19.7% of revenues, respectively. The Company had two customers that exceeded 10.0% of receivables at December 31, 2017. These customers, Marathon Petroleum and Toyota Motor Manufacturing, represented 20.8% and 10.5% of receivables net of retention at December 31, 2017, respectively.

Litigation

In February 2018, the Company filed a lawsuit against a former customer related to a dispute over changes on a pipeline construction project. The Company is seeking $6.9 million in the lawsuit, none of which has been recognized in the Company’s financial statements. Other than described above, at December 31, 2018, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At December 31, 2018, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 each month. Mr. Douglas Reynolds, President of Energy Services, is a director and secretary of First Bank of Charleston. Mr. Nester Logan and Mr. Samuel Kapourales, directors of Energy Services, are also directors of First Bank of Charleston. The interest rate on the loan agreement is 4.82% with monthly payments of $7,800. As of December 31, 2018, we have paid approximately $155,000 in principal and approximately $218,000 in interest since the beginning of the loan.

There were no new material related party transactions during the three months ended December 31, 2018.

Inflation

Due to relatively low levels of inflation during the three months ended December 31, 2018 and 2017, inflation did not have a significant effect on our results.

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

   Revenue Recognition. On October 1, 2018, the Company adopted an Accounting Standard Update, Revenue from Contracts with Customers (Topic 606). The core principle of Topic 606 is that revenue will be recognized when promised goods or services are transferred to customers in an amount that reflects consideration for which entitlement is expected in exchange for those goods or services. We adopted Topic 606 using a modified retrospective transition approach and elected to apply Topic 606 to contracts with customers that are not substantially complete, i.e. less than 90% complete, as of October 1, 2018. The adoption of Topic 606 did not have a material impact on the Company’s financial statements.

In addition, as of October 1, 2018, we began to separately present contract assets and liabilities on the Company’s consolidated balance sheet. Contract assets include costs and estimated earnings in excess of billings that were previously separately presented. Contract liabilities include billings in excess of costs and estimated earnings that were previously separately presented as well as provisions for losses, when occured, that were previously included in accrued expenses and other current liabilities.

The accounting policies that were affected by Topic 606 and the changes thereto are as follows:

Revenue Recognition: Our revenue is primarily derived from construction contracts that can span several quarters. We recognize revenue in accordance with Topic 606. Topic 606 provides for a five-step model for recognizing revenue from contracts with customers as follows:

1.	Identify the contract
2.	Identify performance obligations
3.	Determine the transaction price
4.	Allocate the transaction price
5.	Recognize revenue

The accuracy of our revenue and profit recognition in a given period depends on the accuracy of our estimates of the cost to complete each project. We believe our experience allows us to create materially reliable estimates. There are a number of factors that can contribute to changes in estimates of contract cost and profitability. The most significant of these include:

•	the completeness and accuracy of the original bid;
•	costs associated with scope changes;
•	changes in costs of labor and/or materials;
•	extended overhead and other costs due to owner, weather and other delays;
•	subcontractor performance issues;
•	changes in productivity expectations;
•	site conditions that differ from those assumed in the original bid;
•	changes from original design on design-build projects;
•	the availability and skill level of workers in the geographic location of the project;
•	a change in the availability and proximity of equipment and materials;
•	our ability to fully and promptly recover on affirmative claims and back charges for additional contract costs; and
•	the customer’s ability to properly administer the contract.

The foregoing factors, as well as the stage of completion of contracts in process and the mix of contracts at different margins may cause fluctuations in gross profit from period to period. Significant changes in cost estimates, particularly in our larger, more complex projects have had, and can in future periods have, a significant effect on our profitability.

The transaction price is the amount of consideration to which we expect to be entitled in exchange for transferring goods and services to the customer. The consideration promised in a contract with customers may include both fixed amounts and variable amounts (e.g. bonuses/incentives or penalties/liquidated damages) to the extent that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved (i.e., probable and estimable). When a contract has a single performance obligation, the entire transaction price is attributed to that performance obligation. When a contract has more than one performance obligation, the transaction price is allocated to each performance obligation based on estimated relative standalone selling prices of the goods or services at the inception of the contract, which typically is determined using cost plus an appropriate margin.

Subsequent to the inception of a contract, the transaction price could change for various reasons, including the executed or estimated amount of change orders and unresolved contract modifications and claims to or from owners. Changes that are accounted for as an adjustment to existing performance obligations are allocated on the same basis at contract inception. Otherwise, changes are accounted for as separate performance obligation(s) and the separate transaction price is allocated as discussed above. Changes are made to the transaction price from unapproved change orders to the extent the amount can be reasonably estimated, and recovery is probable. On certain projects we have submitted and have pending unresolved contract modifications and affirmative claims (“affirmative claims”) to recover additional costs and the associated profit, if applicable, to which the Company believes it is entitled under the terms of contracts with customers, subcontractors, vendors or others. The owners or their authorized representatives and/or other third parties may be in partial or full agreement with the modifications or affirmative claims or may have rejected or disagree entirely or partially as to such entitlement.

Costs to obtain our contracts (“pre-bid costs”) that are not expected to be recovered from the customer are expensed as incurred and included in selling and administrative expenses on our consolidated statements of income. Costs to mobilize equipment and labor to a job site prior to substantive work beginning (“mobilization costs”) are capitalized as incurred and amortized over the expected duration of the contract. As of December 31, 2018, we had no material capitalized mobilization costs.

Contract Assets: Our contract assets include cost and estimated earnings in excess of billings that represent amounts earned and reimbursable under contracts, including claim recovery estimates, but have a conditional right for billing and payment such as achievement of milestones or completion of the project. With the exception of customer affirmative claims, generally, such unbilled amounts will become billable according to the contract terms and generally will be billed and collected over the next three months. Settlement with the customer of outstanding affirmative claims is dependent on the claims resolution process and could extend beyond one year. Based on our historical experience, we generally consider the collection risk related to billable amounts to be low. When events or conditions indicate that it is probable that the amounts outstanding become unbillable, the transaction price and associated contract asset is reduced.

Contract Liabilities: Our contract liabilities consist of provisions for losses and billings in excess of costs and estimated earnings. Provisions for losses are recognized in the consolidated statements of income at the uncompleted performance obligation level for the amount of total estimated losses in the period that evidence indicates that the estimated total cost of a performance obligation exceeds its estimated total revenue. Billings in excess of costs and estimated earnings are billings to customers on contracts in advance of work performed, including advance payments negotiated as a contract condition. Generally, unearned project-related costs will be earned over the next twelve months.

 Self-Insurance. The Company has its workers’ compensation, general liability and auto insurance through a captive insurance company. While the Company believes that this arrangement has been very beneficial in reducing and stabilizing insurance costs the Company does have to maintain a surety deposit to guarantee payments of premiums. That account had a balance of $2.1 million as of December 31, 2018. Should the captive insurance company experience severe losses over an extended period, it could have a detrimental effect on the Company.

 Accounts Receivable and Provision for Doubtful Accounts. The Company provides an allowance for doubtful accounts when collection of an account is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates relating to factors such as a customer’s access to capital, the customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. While most of our customers are large well capitalized companies, should they experience material changes in their revenues and cash flows or incur other difficulties and become unable to pay the amounts owed, this could cause reduced cash flows and losses in excess of our current reserves. At December 31, 2018, management concluded that the allowance for doubtful accounts was adequate.

New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 is effective for public business entities for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years. Among other things, lessees will be required to recognize the following for all leases (except for short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company is currently evaluating the impact, if any, that adoption will have on its consolidated financial statements.

Outlook

The following statements are based on current expectations. These statements are forward looking, and actual results may differ materially.

The Company prepares weekly cash forecasts for our own benefit and for submission to our lenders. We anticipate that our current cash and the cash to be generated from collection of our receivables along with the existing Operating Line of Credit (2018) with United Bank, Inc., which the Company expects will be renewed, will be adequate to meet our cash needs for the Company’s 2019 fiscal year. The Company may borrow against the line of credit provided it meets certain borrowing base requirements, with $15.0 million being the maximum allowed. If the Company has borrowed more than the borrowing base allows, the Company must repay the excess borrowings to United Bank, Inc. As of December 31, 2018, the Company had borrowings of $9.5 million against the Operating Line of Credit (2018).

Currently, the Company is receiving bid opportunities from existing and potentially new customers. However, with potential economic uncertainties the demand for our customers’ projects could wane and their ability to fund planned projects could be reduced. Also, a shortage of qualified labor could lead to inefficient production and could make bidding and managing projects more difficult. The Company’s backlog at December 31, 2018 was $59.3 million. While adding additional projects appears likely, no assurances can be given that the Company will be successful in bidding on projects that become available. Moreover, even if the Company obtains contracts, there can be no guarantee that the projects will go forward.

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

There has been no change in Energy Services of America Corporation’s internal control over financial reporting during Energy Services of America Corporation’s first quarter of fiscal year 2019 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

In February 2018, the Company filed a lawsuit against a former customer related to a dispute over changes on a pipeline construction project. The Company is seeking $6.9 million in the lawsuit, none of which has been recognized in the Company’s financial statements. Other than described above, at December 31, 2018, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At December 31, 2018, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. Risk Factors

Please see the information disclosed in the “Risk Factors” section of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on December 28, 2018. There have been no material changes to the risk factors since the filing of the Annual Report on Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of equity securities during the period covered by the report.

(b) None.

(c) The repurchases of Energy Services of America Corporation’s shares of its common stock during the three months ended December 31, 2018 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Value of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

October 1, 2018-October 31, 2018	75,669	$1.22	$92,355	1,302,996
November 1, 2018-November 30, 2018	31,999	1.23	39,201	1,270,997
December 1, 2018-December 31, 2018	15,678	1.18	18,443	1,255,319
Total	123,346	$1.22	$149,998

(1) On August 3, 2018, the Company announced that the Board of Directors authorized a stock repurchase program under which the Company would repurchase up to 10%, or approximately 1,423,984 shares, of the Company's issued and outstanding stock. The repurchase program will expire on August 15, 2019.

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

ENERGY SERVICES OF AMERICA CORPORATION

Date: February 14, 2019	By:	/s/ Douglas V. Reynolds
Douglas V. Reynolds
Chief Executive Officer

Date: February 14, 2019	By:	/s/ Charles P. Crimmel
Charles P. Crimmel
Chief Financial Officer

