Form 10-Q
period 2019-03-31
Energy Services of America CORP
filed 2019-05-15
CIK 1357971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

As of May 2, 2019, there were 13,981,475 outstanding shares of the Registrant’s Common Stock.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 Par Value	ESOA	OTC QB

Part 1. Financial Information

Item 1. Financial Statements (Unaudited):

Energy Services of America Corporation

Consolidated Balance Sheets

	March 31,	September 30,
	2019	2018
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,766,461	$1,065,550
Accounts receivable-trade	18,438,234	22,227,555
Allowance for doubtful accounts	(83,885)	(83,885)
Retainages receivable	4,703,085	4,919,351
Other receivables	46,619	266,179
Contract assets	13,521,588	5,353,375
Prepaid expenses and other	5,125,686	4,117,276
Total current assets	44,517,788	37,865,401

Property, plant and equipment, at cost	49,301,428	48,278,427
less accumulated depreciation	(32,972,790)	(31,462,438)
Total fixed assets	16,328,638	16,815,989

Total assets	$60,846,426	$54,681,390

Liabilities and shareholders' equity
Current liabilities
Current maturities of long-term debt	$2,386,883	$3,221,268
Lines of credit and short term borrowings	12,102,841	6,069,247
Accounts payable	8,684,544	6,204,870
Accrued expenses and other current liabilities	6,339,278	4,301,515
Contract liabilities	2,525,081	3,261,201
Income tax payable	-	545,237
Total current liabilities	32,038,627	23,603,338

Long-term debt, less current maturities	5,257,421	6,468,630
Deferred income taxes payable	1,121,474	1,328,375
Total liabilities	38,417,522	31,400,343

Shareholders' equity

Preferred stock, $.0001 par value Authorized 1,000,000 shares, 206 issued at March 31, 2019 and September 30, 2018	-	-

Common stock, $.0001 par value Authorized 50,000,000 shares 14,839,836 issued and 14,023,188 outstanding at March 31, 2019 and 14,839,836 issued and 14,194,517 outstanding at September 30, 2018	1,484	1,484

Treasury stock, 816,648 shares at March 31, 2019 and 645,319 at September 30, 2018	(82)	(65)

Additional paid in capital	61,034,918	61,239,470
Retained earnings (deficit)	(38,607,416)	(37,959,842)
Total shareholders' equity	22,428,904	23,281,047

Total liabilities and shareholders' equity	$60,846,426	$54,681,390

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Income

Unaudited

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2019	2018	2019	2018

Revenue	$46,955,444	$23,093,033	$96,069,583	$55,640,636

Cost of revenues	46,364,050	22,036,935	91,643,344	52,609,084

Gross profit	591,394	1,056,098	4,426,239	3,031,552

Selling and administrative expenses	2,012,282	1,956,356	4,768,673	3,965,447
Loss from operations	(1,420,888)	(900,258)	(342,434)	(933,895)

Other income (expense)
Interest income	16,501	61	58,023	132,342
Other nonoperating expense	(20,581)	(47,023)	(53,576)	(102,147)
Interest expense	(209,125)	(243,708)	(413,474)	(539,552)
Gain on sale of equipment	111,817	19,670	137,569	388,375
	(101,388)	(271,000)	(271,458)	(120,982)

Loss before income taxes	(1,522,276)	(1,171,258)	(613,892)	(1,054,877)

Income tax benefit	(397,818)	(223,683)	(120,818)	(255,802)

Net loss	(1,124,458)	(947,575)	(493,074)	(799,075)

Dividends on preferred stock	77,250	77,250	154,500	154,500

Net loss available to common shareholders	$(1,201,708)	$(1,024,825)	$(647,574)	$(953,575)

Weighted average shares outstanding-basic	14,060,456	14,239,836	14,102,117	14,239,836

Weighted average shares-diluted	14,060,456	14,239,836	14,102,117	14,239,836

Loss per share available to common shareholders	$(0.085)	$(0.072)	$(0.046)	$(0.067)

Loss per share-diluted available to common shareholders	$(0.085)	$(0.072)	$(0.046)	$(0.067)

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Cash Flows

Unaudited

	Six Months Ended	Six Months Ended
	March 31,	March 31,
	2019	2018

Cash flows from operating activities:

Net loss	$(493,074)	$(799,075)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	2,062,589	2,114,346
Gain on sale of equipment	(137,569)	(388,375)
Provision for deferred taxes	(76,050)	(320,599)
Decrease in contracts receivable	3,789,321	10,994,609
Decrease in retainage receivable	216,266	2,419,213
Decrease (increase) in other receivables	88,709	(2,459)
Increase in contract assets	(8,168,213)	(346,385)
Increase in prepaid expenses	(1,008,410)	(1,028,102)
Increase (decrease) in accounts payable	2,479,674	(2,634,999)
Increase (decrease) in accrued expenses	2,037,763	(1,778,307)
(Decrease) increase in contract liabilities	(736,120)	494,018
Decrease in income taxes payable	(545,237)	-
Net cash (used in) provided by operating activities	(490,351)	8,723,885

Cash flows from investing activities:
Investment in property and equipment	(1,811,044)	(969,804)
Proceeds from sales of property and equipment	402,909	443,340
Net cash used in investing activities	(1,408,135)	(526,464)

Cash flows from financing activities:
Preferred dividends paid	(154,500)	(154,500)
Treasury stock purchased by company	(204,569)	-
Borrowings on lines of credit and short term debt, net of (repayments)	6,033,594	(4,573,780)
Principal payments on long term debt	(2,075,128)	(2,290,410)
Net cash provided by (used in) financing activities	3,599,397	(7,018,690)

Increase in cash and cash equivalents	1,700,911	1,178,731
Cash and cash equivalents beginning of period	1,065,550	1,675,525
Cash and cash equivalents end of period	$2,766,461	$2,854,256

Supplemental schedule of noncash investing and financing activities:
Purchases of property & equipment under financing agreements	$29,534	$-
Insurance premiums financed	$3,159,083	$3,130,859
Accrued dividends on preferred stock	$77,250	$77,250

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$413,474	$539,552
Income taxes	$630,670	$21,357

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Changes in Shareholders’ Equity

For the six months ended March 31, 2019 and 2018

						Total
	Common Stock		Additional Paid	Retained	Treasury	Shareholders'
	Shares	Amount	in Capital	Earnings (deficit)	Stock	Equity

Balance at September 30, 2017	14,239,836	$1,484	$61,289,260	$(40,159,865)	$(60)	$21,130,819

Net loss	-	-	-	(799,075)	-	(799,075)

Preferred dividends	-	-	-	(154,500)	-	(154,500)

Balance at March 31, 2018	14,239,836	$1,484	$61,289,260	$(41,113,440)	$(60)	$20,177,244

Balance at September 30, 2018	14,194,517	$1,484	$61,239,470	$(37,959,842)	$(65)	$23,281,047

Net loss	-	-	-	(493,074)	-	(493,074)

Preferred dividends	-	-	-	(154,500)	-	(154,500)

Treasury stock purchased by company	(171,329)	-	(204,552)	-	(17)	(204,569)

Balance at March 31, 2019	14,023,188	$1,484	$61,034,918	$(38,607,416)	$(82)	$22,428,904

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND ORGANIZATION

Energy Services of America Corporation (“Energy Services” or the “Company”) was formed in 2006 as a special purpose acquisition corporation, or blank check company. Wholly owned subsidiary C.J. Hughes is a general contractor primarily engaged in pipeline construction for utility companies. C.J. Hughes operates primarily in the mid-Atlantic region of the United States. Contractors Rental Corporation (“Contractors Rental”), a wholly owned subsidiary of C.J. Hughes, provides union building trade employees for projects managed by C.J. Hughes. Nitro Construction Services, Inc. (“Nitro”), a wholly owned subsidiary of C. J. Hughes, is an electrical and mechanical contractor that provides its services to the power, chemical and automotive industries. Nitro operates primarily in the mid-Atlantic region of the United States. Pinnacle Technical Solutions, Inc. (“Pinnacle”), a wholly owned subsidiary of Nitro, operates as a data storage facility within Nitro’s office building. Pinnacle is supported by Nitro and has no employees of its own. All of the C.J. Hughes, Nitro, and Contractors Rental production personnel are union members of various related construction trade unions and are subject to collective bargaining agreements that expire at varying time intervals. Wholly owned subsidiary S.T. Pipeline, formerly presented as a discontinued operation, has been absorbed into Energy Services in 2019 for financial statement presentation.

The Company’s stock is quoted under the symbol “ESOA” on the OTC QB market place operated by the OTC Markets Group.

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto for the years ended September 30, 2018 and 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on December 28, 2018. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the interim financial reporting rules and regulations of the SEC. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and six months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year or any other interim period.

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

	March 31, 2019

			Balance Without
	As Reported	Adjustments	ASC 606 Adoption
Assets
Accounts receivable-trade	$18,438,234	$-	$18,438,234
Contract assets	13,521,588	-	13,521,588
Other current assets	12,557,966	-	12,557,966
Total current assets	44,517,788	-	44,517,788
Total fixed assets	16,328,638	-	16,328,638
Total assets	$60,846,426	$-	$60,846,426

			Balance Without
	As Reported	Adjustments	ASC 606 Adoption
Liabilities
Contract liabilities	$2,525,081	$-	$2,525,081
Other current liabilities	29,513,546	-	29,513,546
Total current liabilities	32,038,627	-	32,038,627
Other long-term liabilities	6,378,895	-	6,378,895
Total liabilities	38,417,522	-	38,417,522
Retained earnings	(38,607,416)	-	(38,607,416)
Stockholders' equity	22,428,904	-	22,428,904
Total liabilities and stockholders' equity	$60,846,426	$-	$60,846,426

			Balance Without
	As Reported	Adjustments	ASC 606 Adoption
Revenue	$96,069,583	$-	$96,069,583
loss before income taxes	(613,892)	-	(613,892)
Income tax benefit	(120,818)	-	(120,818)
Net loss	(493,074)	-	(493,074)
Net loss available to common shareholders	$(647,574)	$-	$(647,574)

3. DISAGGREGATION OF REVENUE

We disaggregate our revenue based on our operating groups and contract types as it is the format that is regularly reviewed by management. Our reportable operating groups are: Petroleum and Gas, Water, Sewer and other services, and Electrical and Mechanical services. Our contract types are: Lump Sum, Unit Price, and Cost Plus and Time and Material (T&M). The following tables present our disaggregated revenue for the three and six months ended March 31, 2019 and 2018:

Three months ended March 31, 2019

	Petroleum & Gas	Water, Sewer and Other	Electrical and Mechanical	Total revenue from contracts

Lump sum contracts	$-	$-	$7,073,312	$7,073,312
Unit price contracts	28,295,402	(768,333)	-	27,527,069
Cost plus and T&M contracts	1,163,461	86,801	4,222,830	5,473,092
Revenue from contracts in progress	$29,458,863	$(681,532)	$11,296,142	$40,073,473

Lump sum contracts	$-	$-	$3,359,764	$3,359,764
Unit price contracts	461,433	2,897,005	-	3,358,438
Cost plus and T&M contracts	29,289	172,899	(38,419)	163,769
Revenue from completed contracts	490,722	3,069,904	3,321,345	6,881,971

Total revenue from contracts	$29,949,585	$2,388,372	$14,617,487	$46,955,444

Earned over time	$29,949,585	$2,388,372	$14,430,794	$46,768,751
Earned at point in time	-	-	186,693	186,693
Total revenue from contracts	$29,949,585	$2,388,372	$14,617,487	$46,955,444

Three months ended March 31, 2018

	Petroleum & Gas	Water, Sewer and Other	Electrical and Mechanical	Total revenue from contracts

Lump sum contracts	$-	$-	$7,046,412	$7,046,412
Unit price contracts	1,749,056	1,064,689	-	2,813,745
Cost plus and T&M contracts	1,039,058	154,369	2,542,709	3,736,136
Revenue from contracts in progress	$2,788,114	$1,219,058	$9,589,121	$13,596,293

Lump sum contracts	$-	$-	$3,491,575	$3,491,575
Unit price contracts	3,263,465	580,103	(816,737)	3,026,831
Cost plus and T&M contracts	153,459	6,723	2,818,152	2,978,334
Revenue from completed contracts	3,416,924	586,826	5,492,990	9,496,740

Total revenue from contracts	$6,205,038	$1,805,884	$15,082,111	$23,093,033

Earned over time	$6,205,038	$1,805,884	$14,888,364	$22,899,286
Earned at point in time	-	-	193,747	193,747
Total revenue from contracts	$6,205,038	$1,805,884	$15,082,111	$23,093,033

Six months ended March 31, 2019

	Petroleum & Gas	Water, Sewer and Other	Electrical and Mechanical	Total revenue from contracts

Lump sum contracts	$-	$-	$14,410,022	$14,410,022
Unit price contracts	54,645,570	2,303,710	-	56,949,280
Cost plus and T&M contracts	2,824,471	461,125	8,771,509	12,057,105
Revenue from contracts in progress	$57,470,041	$2,764,835	$23,181,531	$83,416,407

Lump sum contracts	$-	$-	$4,239,742	$4,239,742
Unit price contracts	2,926,568	3,295,919	-	6,222,487
Cost plus and T&M contracts	463,339	182,741	1,544,867	2,190,947
Revenue from completed contracts	3,389,907	3,478,660	5,784,609	12,653,176

Total revenue from contracts	$60,859,948	$6,243,495	$28,966,140	$96,069,583

Earned over time	$60,859,948	$6,243,495	$28,512,418	$95,615,861
Earned at point in time	-	-	453,722	453,722
Total revenue from contracts	$60,859,948	$6,243,495	$28,966,140	$96,069,583

Six months ended March 31, 2018

	Petroleum & Gas	Water, Sewer and Other	Electrical and Mechanical	Total revenue from contracts

Lump sum contracts	$-	$-	$17,702,601	$17,702,601
Unit price contracts	8,453,125	2,760,541	-	11,213,666
Cost plus and T&M contracts	2,838,478	183,342	6,211,544	9,233,364
Revenue from contracts in progress	$11,291,603	$2,943,883	$23,914,145	$38,149,631

Lump sum contracts	$-	$-	$5,487,822	$5,487,822
Unit price contracts	6,894,839	1,480,652	-	8,375,491
Cost plus and T&M contracts	802,817	6,723	2,818,152	3,627,692
Revenue from completed contracts	7,697,656	1,487,375	8,305,974	17,491,005

Total revenue from contracts	$18,989,259	$4,431,258	$32,220,119	$55,640,636

Earned over time	$18,989,259	$4,431,258	$31,785,412	$55,205,929
Earned at point in time	-	-	434,707	434,707
Total revenue from contracts	$18,989,259	$4,431,258	$32,220,119	$55,640,636

4. CONTRACT BALANCES

Accounts receivable, which are included in current assets on the Consolidated Balance Sheets, totaled $18.4 million at March 31, 2019, a $3.8 million decrease from $22.2 million at September 30, 2018. The decrease was mainly due to timing of billings and receipts. Contract assets, which are included in current assets on the Consolidated Balance Sheets, totaled $13.5 million at March 31, 2019, a $8.2 million increase from $5.4 million at September 30, 2018. This was due to an increase in costs and estimated earnings in excess of billings on uncompleted projects. Contract liabilities, which are included in current liabilities on the Consolidated Balance Sheets, totaled $2.5 million at March 31, 2019, a $736,000 decrease from $3.3 million at September 30, 2018. This was due to a decrease in billings in excess of costs and estimated earnings on uncompleted projects.

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

During the six months ended March 31, 2019, we recognized revenue of $2.0 million that was included in the contract liability balance at September 30, 2018.

Accounts receivable, contract assets and contract liabilities consisted of the following:

	September 30, 2018	March 31, 2019	Change

Accounts receivable-trade	$22,227,555	$18,438,234	$(3,789,321)

Contract assets
Cost and estimated eanings in excess of billings	$5,353,375	$13,521,588	$8,168,213

Contract liabilites
Billings in excess of cost and estimated earnings	$3,261,201	$2,525,081	$(736,120)

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

The Company’s accounts receivable consists of amounts that have billed to customers. Collateral is generally not required. A majority of the Company’s contracts have monthly billing terms and payment terms within 30 to 45 days after invoices have been issued. The Company attempts to negotiate two-week billing terms and 15-day payment terms on larger projects. The timing of billings to customers may generate contract assets or contract liabilities. Certain construction contracts include retention provisions to provide assurance to our customers that we will perform in accordance with the contract terms and are therefore not considered a financing benefit. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work or products by the customer. We have determined there are no significant financing components in our contracts during the three and six months ended March 31, 2019.

During the three and six months ended March 31, 2019, we recognized revenue of $518,000 and $370,000, respectively, as a result of changes in contract transaction price related to performance obligations that were satisfied prior to September 30, 2018. The changes in contract transaction price were from items such as changes in projected profit, executed or estimated change orders, and unresolved contract modifications and claims.

The Company does not sell warranties for its construction services. At March 31, 2019, the Company had $20.7 million in remaining unsatisfied performance obligations, in which revenue is expected to be recognized in less than twelve months.

6. UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts as of March 31, 2019 and September 30, 2018 are summarized as follows:

	March 31,	September 30,
	2019	2018
Costs incurred on contracts in progress	$129,885,573	$154,793,209
Estimated earnings, net of estimated losses	12,375,997	11,687,859
	142,261,570	166,481,068
Less billings to date	131,265,063	164,388,894
	$10,996,507	$2,092,174

Costs and estimated earnings in excess of billed on uncompleted contracts	$13,521,588	$5,353,375

Less billings in excess of costs and estimated earnings on uncompleted contracts	2,525,081	3,261,201

	$10,996,507	$2,092,174

Backlog at March 31, 2019 and September 30, 2018 was $48.0 million and $71.1 million, respectively. The March 31, 2019 backlog does not include $15.0 million in projects that were subsequently awarded.

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

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed-rate debt to unrelated parties was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates for bank loans with similar terms and maturities. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $8.7 million at March 31, 2019 was $8.6 million. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $10.3 million at September 30, 2018 was $10.2 million.

All receivables and payables are carried at net realizable value which approximates fair value because of their short duration to maturity.

8. EARNINGS PER SHARE

The amounts used to compute the earnings per share for the three and six months ended March 31, 2019 and 2018 are summarized below.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2019	2018	2019	2018

Net loss	$(1,124,458)	$(947,575)	$(493,074)	$(799,075)

Dividends on preferred stock	77,250	77,250	154,500	154,500

Loss available to common shareholders	$(1,201,708)	$(1,024,825)	$(647,574)	$(953,575)

Weighted average shares outstanding	14,060,456	14,239,836	14,102,117	14,239,836

Weighted average shares outstanding-diluted	14,060,456	14,239,836	14,102,117	14,239,836

Loss per share available to common shareholders	$(0.085)	$(0.072)	$(0.046)	$(0.067)

Loss per share available to common shareholders-diluted	$(0.085)	$(0.072)	$(0.046)	$(0.067)

9. INCOME TAXES

The components of income taxes are as follows:

	Six months ended March 31,
	2019	2018
Federal
Current	$(34,942)	$(152,484)
Deferred	(59,319)	(63,045)
Total	(94,261)	(215,529)

State
Current	$(9,826)	$(63,716)
Deferred	(16,731)	23,443
Total	(26,557)	(40,273)

Total income tax benefit	$(120,818)	$(255,802)

The income tax effects of temporary differences giving rise to the deferred tax assets and liabilities are as follows:

	March 31,	September 30,
	2019	2018
Deferred income tax liabilities
Long-term
Property and equipment	$(1,884,522)	$(2,023,641)
Other	19,805	(4,639)
Total deferred income tax liabilities	$(1,864,717)	$(2,028,280)

Deferred income tax assets
Other	612,392	699,905
Net operating loss carryforward	130,851	-
Total deferred income tax assets	743,243	699,905
Total net deferred income tax liabilities	$(1,121,474)	$(1,328,375)

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

10. SHORT-TERM AND LONG-TERM DEBT

Short-term debt consists of the following:

On March 21, 2018, the Company entered into a financing agreement (“Operating Line of Credit (2018)”) with United Bank, Inc. to provide the Company with a $15.0 million revolving line of credit. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%. The effective date of this agreement was February 27, 2018 and it replaced the $15.0 million revolving line of credit (“Operating Line of Credit (2017)”) entered into with United Bank, Inc. effective February 27, 2017. This agreement expired on February 28, 2019 but was extended through April 28, 2019 by the Company’s lenders. The Company received a twelve-month extension on May 7, 2019.

The Company had borrowed $5.5 million against the Operating Line of Credit (2018) as of September 30, 2018 and had up to $7.0 million available to borrow depending on the Company’s borrowing base report. The Company had borrowed $10.0 million against the Operating Line of Credit (2018) as of March 31, 2019 and had up to $2.5 million available to borrow depending on the Company’s borrowing base report.

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

The Company was not in compliance with all covenants for the $12.5 million Operating Line of Credit (2018) at March 31, 2019; however, the Company received a waiver on May 7, 2019. On the same date, the Company’s lenders conditionally approved a five-year $10.0 million term note dependent on an ongoing equipment appraisal. The interest rate on this note is fixed at 5.50%. The purpose of this note is to finance a specific construction project currently in progress.

The Company also finances insurance policy premiums on a short-term basis through a financing company. These insurance policies included: workers’ compensation, general liability, automobile, umbrella, and equipment policies. It is typical that the Company makes a down payment in January and finances the remaining premium amount over nine or ten monthly payments. In January 2019, The Company financed $3.2 million in insurance premium policies and had an outstanding balance of $2.1 million at March 31, 2019.

A summary of short-term and long-term debt as of March 31, 2019 and September 30, 2018 is as follows:

	March 31,	September 30,
	2019	2018

Line of credit payable to bank, monthly interest at 5.50%, final payment due by April 28, 2020.	$10,000,000	$5,500,000

Notes payable to finance companies, due in monthly installments totaling $62,887 including interest ranging from 0.0% to 7.62%, final payments due April 2019 through March 2024, secured by equipment.	999,979	1,332,993

Note payable to finance company for insurance premiums financed, due in monthly installments totaling $267,677, including interest rate at 2.77%, final payment due November 2019.	2,102,841	569,247

Notes payable to bank, due in monthly installments totaling $7,799, including interest at 4.82%, final payment due November 2034 secured by building and property.	1,033,472	1,054,248

Notes payable to bank, due in monthly installments totaling $12,028, including interest at 5.0%, final payment due November 2025 secured by building and property.	802,220	851,768

Notes payable to bank, due in monthly installments totaling $172,473, including interest at 6.5%, final payment due February 2019 secured by equipment.	-	702,097

Notes payable to bank, due in monthly installments totaling $30,914, including interest at 5.0%, final payment due February 2019 secured by equipment.	-	154,116

Notes payable to bank, due in monthly installments totaling $98,865, including interest at 4.99%, final payment due September 2022 secured by equipment.	3,548,394	4,045,025

Notes payable to bank, due in monthly installments totaling $46,482, including interest at 5.00%, final payment due September 2021 secured by equipment.	1,260,239	1,549,651

Total debt	19,747,145	15,759,145

Less current maturities	14,489,724	9,290,515

Total long term debt	$5,257,421	$6,468,630

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

Company Overview

Energy Services of America Corporation (“Energy Services” or the “Company”) was formed in 2006 as a special purpose acquisition corporation, or blank check company. Wholly owned subsidiary C.J. Hughes is a general contractor primarily engaged in pipeline construction for utility companies. C.J. Hughes operates primarily in the mid-Atlantic region of the United States. Contractors Rental Corporation (“Contractors Rental”), a wholly owned subsidiary of C.J. Hughes, provides union building trade employees for projects managed by C.J. Hughes. Nitro Construction Services, Inc. (“Nitro”), a wholly owned subsidiary of C. J. Hughes, is an electrical and mechanical contractor that provides its services to the power, chemical and automotive industries. Nitro operates primarily in the mid-Atlantic region of the United States. Pinnacle Technical Solutions, Inc. (“Pinnacle”), a wholly owned subsidiary of Nitro, operates as a data storage facility within Nitro’s office building. Pinnacle is supported by Nitro and has no employees of its own. All of the C.J. Hughes, Nitro, and Contractors Rental production personnel are union members of various related construction trade unions and are subject to collective bargaining agreements that expire at varying time intervals. Wholly owned subsidiary S.T. Pipeline, formerly presented as a discontinued operation, has been absorbed into Energy Services in 2019 for financial statement presentation.

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

The Company’s consolidated operating revenues for the three months ended March 31, 2019 were $47.0 million of which 63.8% was attributable to gas & petroleum work, 31.1% to electrical and mechanical services, and 5.1% to water and sewer installations and other ancillary services. The Company’s consolidated operating revenues for the six months ended March 31, 2019 were $96.1 million of which 63.5% was attributable to gas & petroleum work, 30.2% to electrical and mechanical services, and 6.3% to water and sewer installations and other ancillary services.

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

Second Quarter Overview

The following is an overview of results from operations for the three and six months ended March 31, 2019 and 2018.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2019	2018	2019	2018

Revenue	$46,955,444	$23,093,033	$96,069,583	$55,640,636

Cost of revenues	46,364,050	22,036,935	91,643,344	52,609,084

Gross profit	591,394	1,056,098	4,426,239	3,031,552

Selling and administrative expenses	2,012,282	1,956,356	4,768,673	3,965,447
Loss from operations	(1,420,888)	(900,258)	(342,434)	(933,895)

Other income (expense)
Interest income	16,501	61	58,023	132,342
Other nonoperating expense	(20,581)	(47,023)	(53,576)	(102,147)
Interest expense	(209,125)	(243,708)	(413,474)	(539,552)
Gain on sale of equipment	111,817	19,670	137,569	388,375
	(101,388)	(271,000)	(271,458)	(120,982)

Loss before income taxes	(1,522,276)	(1,171,258)	(613,892)	(1,054,877)

Income tax benefit	(397,818)	(223,683)	(120,818)	(255,802)

Net loss	(1,124,458)	(947,575)	(493,074)	(799,075)

Dividends on preferred stock	77,250	77,250	154,500	154,500

Net loss available to common shareholders	$(1,201,708)	$(1,024,825)	$(647,574)	$(953,575)

Weighted average shares outstanding-basic	14,060,456	14,239,836	14,102,117	14,239,836

Weighted average shares-diluted	14,060,456	14,239,836	14,102,117	14,239,836

Loss per share available to common shareholders	$(0.085)	$(0.072)	$(0.046)	$(0.067)

Loss per share-diluted available to common shareholders	$(0.085)	$(0.072)	$(0.046)	$(0.067)

Results of Operations for the Three and Six Months Ended March 31, 2019 Compared to the Three and Six Months Ended March 31, 2018

Revenues. Total revenues increased by $23.9 million or 103.3% to $47.0 million for the three months ended March 31, 2019 from $23.1 million for the same period in 2018. The increase was primarily attributable to a $23.7 million revenue increase in petroleum and gas work and a $643,000 revenue increase in water and sewer projects and other ancillary services, partially offset by a $465,000 revenue decrease in electrical and mechanical services.

Total revenues increased by $40.4 million or 72.7% to $96.1 million for the six months ended March 31, 2019 from $55.6 million for the same period in 2018. The increase was primarily attributable to a $41.9 million revenue increase in petroleum and gas work and a $1.8 million revenue increase in water and sewer projects and other ancillary services, partially offset by a $3.3 million revenue decrease in electrical and mechanical services.

Cost of Revenues. Total cost of revenues increased by $24.4 million or 110.4% to $46.4 million for the three months ended March 31, 2019 from $22.0 million for the same period in 2018. The increase was primarily attributable to a $24.3 million cost increase in petroleum and gas work, a $224,000 cost increase in water and sewer projects and other ancillary services, and a $52,000 cost increase in equipment and tool shop operations not allocated to projects, partially offset by a $278,000 cost decrease in electrical and mechanical services.

Total cost of revenues increased by $39.0 million or 74.2% to $91.6 million for the six months ended March 31, 2019 from $52.6 million for the same period in 2018. The increase was primarily attributable to a $41.2 million cost increase in petroleum and gas work, a $997,000 cost increase in water and sewer projects and other ancillary services, partially offset by a $2.9 million cost decrease in electrical and mechanical services and a $250,000 cost decrease in equipment and tool shop operations not allocated to projects.

Gross Profit. Total gross profit decreased by $465,000 or 44.0% to $591,000 for the three months ended March 31, 2019 from $1.1 million for the same period in 2018. The decrease was primarily attributable to a $645,000 gross profit decrease in petroleum and gas work, a $186,000 gross profit decrease in electrical and mechanical services, and a $52,000 gross profit decrease related to equipment and tool shop operations costs not allocated to projects, partially offset by a $418,000 gross profit increase in water and sewer projects and other ancillary services.

Total gross profit increased by $1.4 million or 46.0% to $4.4 million for the six months ended March 31, 2019 from $3.0 million for the same period in 2018. The increase was primarily attributable to a $763,000 gross profit increase in petroleum and gas work, a $748,000 gross profit increase in water and sewer projects and other ancillary services and a $250,000 gross profit increase related to equipment and tool shop operations costs not allocated to projects, partially offset by a $366,000 gross profit decrease in electrical and mechanical services.

Selling and administrative expenses. Total selling and administrative expenses increased by $56,000 or 2.9% to $2.0 million for the three months ended March 31, 2019 from $2.0 million for the same period in 2018. The increase was primarily related to additional operations personnel needed to secure and manage.

Total selling and administrative expenses increased by $803,000 or 20.3% to $4.8 million for the six months ended March 31, 2019 from $4.0 million for the same period in 2018. The increase was primarily related to additional operations personnel needed to secure and manage projects and payment of performance bonuses, which were significantly less in 2018.

Interest Expense. Interest expense decreased by $35,000 or 14.2% to $209,000 for the three months ended March 31, 2019 from $244,000 for the same period in 2018. This decrease was primarily due to the timing of line of credit borrowings and decreasing long-term debt.

Interest expense decreased by $127,000 or 23.4% to $413,000 for the six months ended March 31, 2019 from $540,000 for the same period in 2018. This decrease was primarily due to the timing of line of credit borrowings and decreasing long-term debt

Net Loss. Loss before income taxes was $1.5 million for the three months ended March 31, 2019, compared to $1.2 million for the same period in 2018. Loss before income taxes was $614,000 for the six months ended March 31, 2019, compared to $1.1 million for the same period in 2018. The losses were due to the items mentioned above.

Income tax benefit for the three months ended March 31, 2019 was $398,000 compared to $224,000 for the same period in 2018. The increase in income tax benefit was primarily due to the decrease in taxable income. Income tax benefit for the six months ended March 31, 2019 was $121,000 compared to $256,000 for the same period in 2018. The decrease in income tax benefit was primarily due to the increase in taxable income.

The effective income tax rate for the three months ended March 31, 2019 was (26.1%), as compared to (19.1%) for the same period in 2018. The effective income tax rate for the six months ended March 31, 2019 was (19.7%), as compared to (24.2%) for the same period in 2018. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income and non-deductible expenses.

The US Tax Cuts and Jobs Act of 2017 (the “Act”) was enacted in December 2017. As a result, the top corporate income tax rate was reduced from 35% to 21% beginning with tax years after December 31, 2017. As a fiscal year filer, the Act will require the Company used a “blended” tax rate of 24.5% for fiscal year 2018. Beginning with fiscal year 2019, the Company’s federal tax rate will be 21%.

Dividends on preferred stock for the three and six months ended March 31, 2019 and 2018 were $77,250 and $154,500, respectively.

Net loss available to common shareholders for the three months ended March 31, 2019 was $1.2 million compared to $1.0 million for the same period in 2018. Net loss available to common shareholders for the six months ended March 31, 2019 was $648,000 compared to $954,000 for the same period in 2018.

Comparison of Financial Condition at March 31, 2019 and September 30, 2018

The Company had total assets of $60.8 million at March 31, 2019, an increase of $6.1 million from the prior fiscal year end balance of $54.7 million. Contract assets totaled $13.5 million at March 31, 2019, an increase of $8.1 million from the prior fiscal year end balance of $5.4 million. The increase was due to a difference in the timing of project billings at March 31, 2019 compared to September 30, 2018. Cash and cash equivalents totaled $2.8 million at March 31, 2019, an increase of $1.7 million from the prior fiscal year end balance of $1.1 million. The increase was primarily due to the decrease in accounts receivable and the increase in accounts payable. Prepaid expenses and other totaled $5.1 million at March 31, 2019, an increase of $1.0 million from the prior fiscal year end balance of $4.1 million. This increase was primarily due to the financing of the Company’s insurance policies, partially offset by a reduction in prepaid insurance that was expensed during the six months ended March 31, 2019. Accounts receivable, which totaled $18.4 million at March 31, 2019, decreased by $3.8 million from the prior fiscal year end balance of $22.2 million. The decrease was primarily due to the reduced billings on significant projects at March 31, 2019 and the collection of receivables from September 30, 2018. The Company had property, plant and equipment of $16.3 million at March 31, 2019, a decrease of $487,000 from prior fiscal year end balance of $16.8 million. This decrease was due to depreciation of $2.1 million and net equipment disposals of $265,000, partially offset by equipment acquisitions of $1.8 million. Other receivables totaled $47,000 at March 31, 2019, a decrease of $220,000 from the prior fiscal year end balance of $266,000. The decrease was due to the collection of other receivables from September 30, 2018. Retainages receivable totaled $4.7 million at March 31, 2019, a decrease of $216,000 from the prior fiscal year end balance of $4.9 million. The decrease was due to the billing of retainages from September 30, 2018.

The Company had total liabilities of $38.4 million at March 31, 2019, an increase of $7.0 million from the prior fiscal year end balance of $31.4 million. Lines of credit and short-term borrowings totaled $12.1 million at March 31, 2019, an increase of $6.0 million from the prior fiscal year end balance of $6.1 million. This increase was primarily due to $4.5 million in line of credit borrowings and a $1.5 million increase in short term borrowings related to insurance premiums financed. Accounts payable totaled $8.7 million at March 31, 2019, an increase of $2.5 million from the prior fiscal year end balance of $6.2 million. The increase is due to significant project costs during fiscal year 2019. Accrued expenses and other current liabilities totaled $6.3 million at March 31, 2019, an increase of $2.0 million from the prior fiscal year end balance of $4.3 million. The increase was primarily due to significant project costs during fiscal year 2019. Long-term debt totaled $5.3 million at March 31, 2019, a decrease of $1.2 million from the prior fiscal year end balance of $6.5 million. The decrease in long-term debt was due to principal repayments on such debt. Current maturities of long-term debt totaled $2.4 million at March 31, 2019, a decrease of $834,000 from the prior fiscal year end balance of $3.2 million. Contract liabilities totaled $2.5 million at March 31, 2019, a decrease of $736,000 from the prior fiscal year end total of $3.3 million. The decrease was due to a difference in the timing of project billings at March 31, 2019 compared to at September 30, 2018. The decrease in current maturities of long-term debt was due to principal repayments on such debt. Income taxes payable totaled $0 at March 31, 2019, a decrease of $545,000 from the prior fiscal year end balance of $545,000. The decrease was due to the payment of income taxes from September 30, 2018 and the taxable loss for the six months ended March 31, 2019. Deferred tax liabilities totaled $1.1 million at March 31, 2019, a decrease of $207,000 from the prior fiscal year end balance of $1.3 million.

Shareholders’ equity was $22.4 million at March 31, 2019, a decrease of $852,000 from the prior fiscal year end balance of $23.3 million. This decrease was due to the net loss available to common shareholders of $648,000 for the six months ended March 31, 2019 and $205,000 in common stock repurchased by the Company.

Liquidity and Capital Resources

Indebtedness

On January 31, 2014, the Company entered into a financing arrangement (“Term Note”) with United Bank, Inc. and Summit Community Bank. The financing arrangement is a five-year term loan in the amount of $8.8 million. This note was paid in full during the second quarter of fiscal year 2019. In addition, the Company entered into a separate five-year term loan agreement with First Guaranty Bank for $1.6 million, which was later refinanced by United Bank. Taken together, the $10.4 million in new financings superseded the prior financing arrangements the Company had with United Bank, Inc. and other lenders. This was reported in the Company’s February 4, 2014 Form 8-K filing. The loan was collateralized by the Company’s accounts receivable and equipment.

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

On July 31, 2014, the bank group modified the calculation of the debt service coverage covenant in the loan agreement so that the Company is required to maintain a minimum debt service coverage ratio of no less than 1.50 to 1.0x tested quarterly, as of the end of each fiscal quarter, based upon the preceding four quarters.  Debt service coverage will be defined as the ratio of cash flow (net income plus depreciation, amortization and interest expense, plus or minus one-time/non-recurring income and expenses (determined at the bank group’s sole discretion)) divided by the annualized debt service requirements on the Company’s senior secured term debt (post refinance), actual interest paid on the Company’s senior secured revolving credit facility and the annualized payments on any other debt outstanding. This modification applied as of June 30, 2014, as well as for future periods.  The Company was not in compliance with all loan covenants at March 31, 2019; however, the Company received a waiver on May 7, 2019.

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 monthly. The interest rate on this loan agreement is 4.82% with monthly payments of $7,800. The interest rate on this note is subject to change from time to time based on changes in The U.S. Treasury yield, adjusted to a constant maturity of three years as published by the Federal Reserve weekly. The loan is collateralized by the building purchased under this agreement.

On September 16, 2015, the Company entered into a $1.2 million 41-month term note agreement with United Bank, Inc. to refinance the five-year term note agreement with First Guaranty Bank. The agreement has an interest rate of 5.0% and is subject to the terms of the January 31, 2014 Term Note agreement discussed above. The loan was collateralized by the Company’s accounts receivable and equipment. The note was paid in full during the second quarter of fiscal year 2019.

On September 16, 2015, the Company entered into a $2.5 million Non-Revolving Note agreement with United Bank, Inc. This six-year agreement gave the Company access to a $2.5 million line of credit (“Equipment Line of Credit”), specifically for the purchase of equipment, for the period of one year with an interest rate of 5.0%. After the first year, all borrowings against the Equipment Line of Credit will be converted to a five-year term note agreement with an interest rate of 5.0%. As of March 31, 2019, the Company had borrowed $2.46 million against this line of credit and made principal payments of $1.2 million. The loan is collateralized by the equipment purchased under this agreement.

On November 13, 2015, the Company entered into a 10-year $1.1 million loan agreement with United Bank, Inc. to purchase the fabrication shop and property Nitro had previously been leasing for $12,900 each month. The interest rate on the new loan agreement is 5.0% with monthly payments of $12,028. The loan is collateralized by the building and property purchased under this agreement.

On June 28, 2017, the Company entered into a $5.0 million Non-Revolving Note agreement with United Bank, Inc. This five-year agreement gave the Company access to a $5.0 million line of credit (“Equipment Line of Credit 2017”), specifically for the purchase of equipment, for a period of three months with an interest rate of 4.99%. After three months, all borrowings against the Equipment Line of Credit 2017 were converted to a five-year term note agreement with an interest rate of 4.99%. As of March 31, 2019, the Company had borrowed $5.0 million against this line of credit and made principal payments of $1.5 million. The loan is collateralized by the equipment purchased under this agreement.

On May 7, 2019, the Company’s lenders conditionally approved a five-year $10.0 million term note. The interest rate on this note is fixed at 5.50%. The purpose of this note is to finance a specific construction project currently in progress. The $10.0 million borrowed against the operating line of credit at March 31, 2019 would be refinanced by this note.

Operating Line of Credit

On March 21, 2018, the Company entered into a financing agreement (“Operating Line of Credit (2018)”) with United Bank, Inc. to provide the Company with a $15.0 million revolving line of credit. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%. The effective date of this agreement was February 27, 2018 and it replaced the $15.0 million revolving line of credit (“Operating Line of Credit (2017)”) entered into with United Bank, Inc. effective February 27, 2017. This agreement expired on February 28, 2019 but was extended through April 28, 2019 by the Company’s lenders. The Company received a twelve-month extension on May 7, 2019.

The Company had borrowed $5.5 million against the Operating Line of Credit (2018) as of September 30, 2018 and had up to $7.0 million available to borrow depending on the Company’s borrowing base report. The Company had borrowed $10.0 million against the Operating Line of Credit (2018) as of March 31, 2019 and had up to $2.5 million available to borrow depending on the Company’s borrowing base report.

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

The Company was not in compliance with all covenants for the $12.5 million Operating Line of Credit (2018) at March 31, 2019; however, the Company received a waiver on May 7, 2019. On the same date, the Company’s lenders conditionally approved a five-year $10.0 million term note dependent on an ongoing equipment appraisal. The interest rate on this note is fixed at 5.50%. The purpose of this note is to finance a specific construction project currently in progress.

Off-Balance Sheet Arrangements

Due to the nature of our industry, we often enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Though for the most part not material in nature, some of these are:

Leases

Our work often requires us to lease various equipment, vehicles, and facilities. These leases usually are short-term in nature, with duration of two year or less, though at times we may enter into longer term leases when warranted. By leasing, we are able to reduce our capital outlay requirements for equipment, vehicles and facilities that we may only need for short periods of time. As of March 31, 2019, the Company had operating lease commitments of $74,000 with various expiration dates through March 2021.

Letters of Credit

Certain of our customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors and vendors on various customer projects. At March 31, 2019, the Company did not have any letters of credit outstanding.

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

Depending upon the size and conditions of a contract, the Company may be required to post letters of credit or other collateral in favor of the insurer. Posting of these letters or other collateral will reduce our borrowing capabilities. The Company does not anticipate any claims against outstanding performance bonds in the foreseeable future. At March 31, 2019, the Company had $8.9 million in performance bonds outstanding.

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

The Company had one customer that exceeded 10.0% of revenues for the six months ended March 31, 2019. The customer, Goff Full Stream Interconnect, represented 41.8% of revenues. The Company had three customers that exceeded 10.0% of receivables at March 31, 2019. These customers, Marathon Petroleum, Goff Full Stream Interconnect and Dow Chemical, represented 22.9%, 14.9%, and 11.7% of receivables net of retention at March 31, 2019, respectively.

The Company had three customers that exceeded 10.0% of revenues for the six months ended March 31, 2018. The customers, Toyota Motor Mfg., Marathon Petroleum, and Dow Chemical, represented 24.3%, 15.6%, and 10.4% of revenues, respectively. The Company had one customer that exceeded 10.0% of receivables at March 31, 2018. The customer, Toyota Motor Mfg., represented 19.9% of receivables net of retention at March 31, 2018.

Litigation

In February 2018, the Company filed a lawsuit against a former customer related to a dispute over changes on a pipeline construction project. The Company is seeking $6.9 million in the lawsuit, none of which has been recognized in the Company’s financial statements. Other than described above, at March 31, 2019, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At March 31, 2019, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 each month. Mr. Douglas Reynolds, President of Energy Services, was a director and secretary of First Bank of Charleston. Mr. Nester Logan and Mr. Samuel Kapourales, directors of Energy Services, were also directors of First Bank of Charleston. On October 15, 2018, First Bank of Charleston was merged into Premier Bank, Inc., a wholly owned subsidiary of Premier Financial Bancorp, Inc. Mr. Marshall Reynolds, Chairman of the Board of Energy Services, holds the same position with Premier Financial Bancorp Inc. Mr. Keith Molihan and Mr. Neal Scaggs are both directors of Energy Services and hold the same position with Premier Financial Bancorp, Inc. The interest rate on the loan agreement is 4.82% with monthly payments of $7,800. As of March 31, 2019, we have paid approximately $166,000 in principal and approximately $231,000 in interest since the beginning of the loan.

There were no new material related party transactions during the six months ended March 31, 2019.

Inflation

Due to relatively low levels of inflation during the six months ended March 31, 2019 and 2018, inflation did not have a significant effect on our results.

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

In addition, as of October 1, 2018, we began to separately present contract assets and liabilities on the Company’s consolidated balance sheet. Contract assets include costs and estimated earnings in excess of billings that were previously separately presented. Contract liabilities include billings in excess of costs and estimated earnings that were previously separately presented as well as provisions for losses, when occurred, that were previously included in accrued expenses and other current liabilities.

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

Costs to obtain our contracts (“pre-bid costs”) that are not expected to be recovered from the customer are expensed as incurred and included in selling and administrative expenses on our consolidated statements of income. Costs to mobilize equipment and labor to a job site prior to substantive work beginning (“mobilization costs”) are capitalized as incurred and amortized over the expected duration of the contract. As of March 31, 2019, we had no material capitalized mobilization costs.

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

Self-Insurance. The Company has its workers’ compensation, general liability and auto insurance through a captive insurance company. While the Company believes that this arrangement has been very beneficial in reducing and stabilizing insurance costs the Company does have to maintain a surety deposit to guarantee payments of premiums. That account had a balance of $1.9 million as of March 31, 2019. Should the captive insurance company experience severe losses over an extended period, it could have a detrimental effect on the Company.

Accounts Receivable and Provision for Doubtful Accounts. The Company provides an allowance for doubtful accounts when collection of an account is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates relating to factors such as a customer’s access to capital, the customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. While most of our customers are large well capitalized companies, should they experience material changes in their revenues and cash flows or incur other difficulties and become unable to pay the amounts owed, this could cause reduced cash flows and losses in excess of our current reserves. At March 31, 2019, management concluded that the allowance for doubtful accounts was adequate.

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

The Company prepares weekly cash forecasts for our own benefit and for submission to our lenders. We anticipate that our current cash and the cash to be generated from collection of our receivables along with the existing Operating Line of Credit (2018) with United Bank, Inc., which was extended to April 28, 2020, will be adequate to meet our cash needs for the Company’s 2019 fiscal year. The Company may borrow against the line of credit provided it meets certain borrowing base requirements, with $15.0 million being the maximum allowed. If the Company has borrowed more than the borrowing base allows, the Company must repay the excess borrowings to United Bank, Inc. As of March 31, 2019, the Company had borrowings of $10.0 million against the Operating Line of Credit (2018).

Currently, the Company is receiving bid opportunities from existing and potentially new customers. However, with potential economic uncertainties the demand for our customers’ projects could wane and their ability to fund planned projects could be reduced. Also, a shortage of qualified labor could lead to inefficient production and could make bidding and managing projects more difficult. The Company’s backlog at March 31, 2019 was $48.0 million, which does not include $15 million in projects awarded after March 31, 2019. While adding additional projects appears likely, no assurances can be given that the Company will be successful in bidding on projects that become available. Moreover, even if the Company obtains contracts, there can be no guarantee that the projects will go forward.

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

There has been no change in Energy Services of America Corporation’s internal control over financial reporting during Energy Services of America Corporation’s second quarter of fiscal year 2019 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

In February 2018, the Company filed a lawsuit against a former customer related to a dispute over changes on a pipeline construction project. The Company is seeking $6.9 million in the lawsuit, none of which has been recognized in the Company’s financial statements. Other than described above, at March 31, 2019, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At March 31, 2019, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. Risk Factors

Please see the information disclosed in the “Risk Factors” section of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on December 28, 2018. There have been no material changes to the risk factors since the filing of the Annual Report on Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of equity securities during the period covered by the report.

(b) None.

(c) The repurchases of Energy Services of America Corporation’s shares of its common stock during the six months ended March 31, 2019 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Value of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

October 1, 2018-October 31, 2018	75,669	$1.22	$92,355	1,302,996
November 1, 2018-November 30, 2018	31,999	1.23	39,201	1,270,997
December 1, 2018-December 31, 2018	15,678	1.18	18,443	1,255,319
January 1, 2019-January 31, 2019	9,771	1.09	10,625	1,245,548
February 1, 2019-February 28, 2019	9,791	1.18	11,529	1,235,757
March 1, 2019-March 31, 2019	28,421	1.14	32,417	1,207,336
Total	171,329	$1.19	$204,569

(1)	On August 3, 2018, the Company announced that the Board of Directors authorized a stock repurchase program under which the Company would repurchase up to 10%, or approximately 1,423,984 shares, of the Company's issued and outstanding stock. The repurchase program will expire on August 15, 2019.

ITEM 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY SERVICES OF AMERICA CORPORATION

Date: May 15, 2019	By:	/s/ Douglas V. Reynolds
Douglas V. Reynolds
Chief Executive Officer

Date: May 15, 2019	By:	/s/ Charles P. Crimmel
Charles P. Crimmel
Chief Financial Officer

