Form 10-Q
period 2019-06-30
Energy Services of America CORP
filed 2019-08-14
CIK 1357971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

As of August 1, 2019, there were 13,935,788 outstanding shares of the Registrant’s Common Stock.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Not Applicable	Not Applicable	Not Applicable

Part 1. Financial Information

Item 1. Financial Statements (Unaudited):

Energy Services of America Corporation

Consolidated Balance Sheets

	June 30,	September 30,
	2019	2018
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$3,146,299	$1,065,550
Accounts receivable-trade	16,012,607	22,227,555
Allowance for doubtful accounts	(83,885)	(83,885)
Retainages receivable	6,112,252	4,919,351
Other receivables	10,108	266,179
Contract assets	17,249,138	5,353,375
Prepaid expenses and other	3,473,269	4,117,276
Total current assets	45,919,788	37,865,401

Property, plant and equipment, at cost	50,262,005	48,278,427
less accumulated depreciation	(33,631,241)	(31,462,438)
Total fixed assets	16,630,764	16,815,989

Total assets	$62,550,552	$54,681,390

Liabilities and shareholders' equity
Current liabilities
Current maturities of long-term debt	$4,300,985	$3,221,268
Lines of credit and short term borrowings	4,314,276	6,069,247
Accounts payable	8,110,228	6,204,870
Accrued expenses and other current liabilities	4,911,913	4,301,515
Contract liabilities	3,799,598	3,261,201
Income tax payable	-	545,237
Total current liabilities	25,437,000	23,603,338

Long-term debt, less current maturities	12,935,086	6,468,630
Deferred income taxes payable	1,426,881	1,328,375
Total liabilities	39,798,967	31,400,343

Shareholders' equity

Preferred stock, $.0001 par value Authorized 1,000,000 shares, 206 issued at June 30, 2019 and September 30, 2018	-	-

Common stock, $.0001 par value Authorized 50,000,000 shares 14,839,836 issued and 13,938,444 outstanding at June 30, 2019 and 14,839,836 issued and 14,194,517 outstanding at September 30, 2018	1,484	1,484

Treasury stock, 901,392 shares at June 30, 2019 and 645,319 at September 30, 2018	(90)	(65)

Additional paid in capital	60,949,100	61,239,470
Retained earnings (deficit)	(38,198,909)	(37,959,842)
Total shareholders' equity	22,751,585	23,281,047

Total liabilities and shareholders' equity	$62,550,552	$54,681,390

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Income

Unaudited

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018

Revenue	$40,187,978	$29,549,659	$136,257,561	$85,190,295

Cost of revenues	36,936,926	26,166,268	128,580,270	78,775,352

Gross profit	3,251,052	3,383,391	7,677,291	6,414,943

Selling and administrative expenses	2,021,359	1,773,304	6,790,032	5,738,751
Income from operations	1,229,693	1,610,087	887,259	676,192

Other income (expense)
Interest income	-	-	58,023	132,342
Other nonoperating expense	(25,736)	(55,016)	(79,312)	(157,163)
Interest expense	(331,067)	(190,781)	(744,541)	(730,333)
Gain on sale of equipment	68,672	7,572	206,241	395,947
	(288,131)	(238,225)	(559,589)	(359,207)

Income before income taxes	941,562	1,371,862	327,670	316,985

Income tax expense	455,805	275,595	334,987	19,793

Net income (loss)	485,757	1,096,267	(7,317)	297,192

Dividends on preferred stock	77,250	77,250	231,750	231,750

Net income (loss) available to common shareholders	$408,507	$1,019,017	$(239,067)	$65,442

Weighted average shares outstanding-basic	13,985,579	14,239,836	14,080,299	14,239,836

Weighted average shares-diluted	17,418,912	17,673,169	14,080,299	17,673,169

Earnings (loss) per share available to common shareholders	$0.029	$0.072	$(0.017)	$0.005

Earnings (loss) per share-diluted available to common shareholders	$0.023	$0.058	$(0.017)	$0.004

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Cash Flows

Unaudited

	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
	2019	2018
Cash flows from operating activities:

Net income (loss)	$(7,317)	$297,192

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation expense	3,111,170	3,187,733
Gain on sale of equipment	(206,241)	(395,947)
Provision for deferred taxes	98,506	(137,314)
Decrease in contracts receivable	6,214,948	13,428,365
(Increase) decrease in retainage receivable	(1,192,901)	1,985,086
Decrease (increase) in other receivables	256,071	(303,010)
Increase in contract assets	(11,895,763)	(1,721,942)
Increase (decrease) in prepaid expenses	644,007	(254,474)
Increase (decrease) in accounts payable	1,905,358	(1,634,750)
Increase (decrease) in accrued expenses	687,648	(1,368,169)
(Decrease) increase in contract liabilities	538,397	(296,005)
Decrease in income taxes payable	(545,237)	92,310
Net cash (used in) provided by operating activities	(391,354)	12,879,075

Cash flows from investing activities:
Investment inproperty, plant and equipment	(2,851,572)	(1,409,423)
Proceeds from sales of property and equipment	511,133	473,327
Net cash used in investing activities	(2,340,439)	(936,096)

Cash flows from financing activities:
Preferred dividends paid	(309,000)	(309,000)
Treasury stock purchased by company	(290,395)	-
Borrowings on lines of credit and short term debt, net of (repayments)	8,245,029	(5,509,850)
Principal payments on long term debt	(2,833,092)	(3,447,156)
Net cash provided by (used in) financing activities	4,812,542	(9,266,006)

Increase in cash and cash equivalents	2,080,749	2,676,973
Cash and cash equivalents beginning of period	1,065,550	1,675,525
Cash and cash equivalents end of period	$3,146,299	$4,352,498

Supplemental schedule of noncash investing and financing activities:
Purchases of property & equipment under financing agreements	$379,265	$-
Insurance premiums financed	$3,159,083	$3,130,859
Accrued dividends on preferred stock	$231,750	$231,750
Line of credit refinanced to long-term debt	$10,000,000	$-

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$744,541	$730,333
Income taxes	$634,702	$21,357

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Changes in Shareholders’ Equity

For the nine months ended June 30, 2019 and 2018

						Total
	Common Stock		Additional Paid	Retained	Treasury	Shareholders'
	Shares	Amount	in Capital	Earnings (deficit)	Stock	Equity

Balance at September 30, 2017	14,239,836	$1,484	$61,289,260	$(40,159,865)	$(60)	$21,130,819

Net income	-	-	-	297,192	-	297,192

Preferred dividends	-	-	-	(231,750)	-	(231,750)

Balance at June 30, 2018	14,239,836	$1,484	$61,289,260	$(40,094,423)	$(60)	$21,196,261

Balance at September 30, 2018	14,194,517	$1,484	$61,239,470	$(37,959,842)	$(65)	$23,281,047

Net loss	-	-	-	(7,317)	-	(7,317)

Preferred dividends	-	-	-	(231,750)	-	(231,750)

Treasury stock purchased by company	(256,073)	-	(290,370)	-	(25)	(290,395)

Balance at June 30, 2019	13,938,444	$1,484	$60,949,100	$(38,198,909)	$(90)	$22,751,585

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND ORGANIZATION

Energy Services of America Corporation (“Energy Services” or the “Company”) was formed in 2006 as a special purpose acquisition corporation, or blank check company, and became an operating entity on August 15, 2008. Wholly owned subsidiary C.J. Hughes is a general contractor primarily engaged in pipeline construction for utility companies. C.J. Hughes operates primarily in the mid-Atlantic region of the United States. Contractors Rental Corporation (“Contractors Rental”), a wholly owned subsidiary of C.J. Hughes, provides union building trade employees for projects managed by C.J. Hughes. Nitro Construction Services, Inc. (“Nitro”), a wholly owned subsidiary of C. J. Hughes, is an electrical and mechanical contractor that provides its services to the power, chemical and automotive industries. Nitro operates primarily in the mid-Atlantic region of the United States. Pinnacle Technical Solutions, Inc. (“Pinnacle”), a wholly owned subsidiary of Nitro, operates as a data storage facility within Nitro’s office building. Pinnacle is supported by Nitro and has no employees of its own. All of the C.J. Hughes, Nitro, and Contractors Rental production personnel are union members of various related construction trade unions and are subject to collective bargaining agreements that expire at varying time intervals. Wholly owned subsidiary S.T. Pipeline, formerly presented as a discontinued operation, has been absorbed into Energy Services in 2019 for financial statement presentation.

The Company’s stock is quoted under the symbol “ESOA” on the OTC QB market place operated by the OTC Markets Group.

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto for the years ended September 30, 2018 and 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on December 28, 2018. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the interim financial reporting rules and regulations of the SEC. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and nine months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year or any other interim period.

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

	June 30, 2019
			Balance Without
	As Reported	Adjustments	ASC 606 Adoption
Assets
Accounts receivable-trade	$16,012,607	$-	$16,012,607
Contract assets	17,249,138	-	17,249,138
Other current assets	12,658,043	-	12,658,043
Total current assets	45,919,788	-	45,919,788
Total fixed assets	16,630,764	-	16,630,764
Total assets	$62,550,552	$-	$62,550,552

			Balance Without
	As Reported	Adjustments	ASC 606 Adoption
Liabilities
Contract liabilities	$3,799,598	$-	$3,799,598
Other current liabilities	21,637,402	-	21,637,402
Total current liabilities	25,437,000	-	25,437,000
Other long-term liabilities	14,361,967	-	14,361,967
Total liabilities	39,798,967	-	39,798,967
Retained earnings	(38,198,909)	-	(38,198,909)
Stockholders' equity	22,751,585	-	22,751,585
Total liabilities and stockholders' equity	$62,550,552	$-	$62,550,552

			Balance Without
	As Reported	Adjustments	ASC 606 Adoption
Revenue	$136,257,561	$-	$136,257,561
Incombe before income taxes	327,670	-	327,670
Income tax expense	334,987	-	334,987
Net loss	(7,317)	-	(7,317)
Net loss available to common shareholders	$(239,067)	$-	$(239,067)

3. DISAGGREGATION OF REVENUE

We disaggregate our revenue based on our operating groups and contract types as it is the format that is regularly reviewed by management. Our reportable operating groups are: Petroleum and Gas, Water, Sewer and other services, and Electrical and Mechanical services. Our contract types are: Lump Sum, Unit Price, and Cost Plus and Time and Material (T&M). The following tables present our disaggregated revenue for the three and nine months ended June 30, 2019 and 2018:

Three months ended June 30, 2019

	Petroleum & Gas	Water, Sewer and Other	Electrical and Mechanical	Total revenue from contracts

Lump sum contracts	$-	$-	$6,716,056	$6,716,056
Unit price contracts	22,392,796	2,502,561	-	24,895,357
Cost plus and T&M contracts	451,454	713,787	561,000	1,726,241
Revenue from contracts in progress	$22,844,250	$3,216,348	$7,277,056	$33,337,654

Lump sum contracts	$-	$-	$1,250,797	$1,250,797
Unit price contracts	104,145	-	-	104,145
Cost plus and T&M contracts	-	3,814	5,491,568	5,495,382
Revenue from completed contracts	104,145	3,814	6,742,365	6,850,324

Total revenue from contracts	$22,948,395	$3,220,162	$14,019,421	$40,187,978

Earned over time	$22,948,395	$3,220,162	$13,610,212	$39,778,769
Earned at point in time	-	-	409,209	409,209
Total revenue from contracts	$22,948,395	$3,220,162	$14,019,421	$40,187,978

Three months ended June 30, 2018

	Petroleum & Gas	Water, Sewer and Other	Electrical and Mechanical	Total revenue from contracts

Lump sum contracts	$-	$-	$2,345,900	$2,345,900
Unit price contracts	6,807,987	(404,816)	-	6,403,171
Cost plus and T&M contracts	563,881	(65,185)	3,916,784	4,415,480
Revenue from contracts in progress	$7,371,868	$(470,001)	$6,262,684	$13,164,551

Lump sum contracts	$-	$-	$3,514,076	$3,514,076
Unit price contracts	6,344,011	2,165,817	-	8,509,828
Cost plus and T&M contracts	2,261,953	315,133	1,784,118	4,361,204
Revenue from completed contracts	8,605,964	2,480,950	5,298,194	16,385,108

Total revenue from contracts	$15,977,832	$2,010,949	$11,560,878	$29,549,659

Earned over time	$15,977,832	$2,010,949	$11,216,150	$29,204,931
Earned at point in time	-	-	344,728	344,728
Total revenue from contracts	$15,977,832	$2,010,949	$11,560,878	$29,549,659
7

Nine months ended June 30, 2019

	Petroleum & Gas	Water, Sewer and Other	Electrical and Mechanical	Total revenue from contracts

Lump sum contracts	$-	$-	$21,126,078	$21,126,078
Unit price contracts	77,165,655	4,678,982	-	81,844,637
Cost plus and T&M contracts	3,275,925	1,174,912	9,332,509	13,783,346
Revenue from contracts in progress	$80,441,580	$5,853,894	$30,458,587	$116,754,061

Lump sum contracts	$-	$-	$5,490,539	$5,490,539
Unit price contracts	3,030,713	3,295,919	-	6,326,632
Cost plus and T&M contracts	463,339	186,555	7,036,435	7,686,329
Revenue from completed contracts	3,494,052	3,482,474	12,526,974	19,503,500

Total revenue from contracts	$83,935,632	$9,336,368	$42,985,561	$136,257,561

Earned over time	$83,935,632	$9,336,368	$42,122,630	$135,394,630
Earned at point in time	-	-	862,931	862,931
Total revenue from contracts	$83,935,632	$9,336,368	$42,985,561	$136,257,561

Nine months ended June 30, 2018

	Petroleum & Gas	Water, Sewer and Other	Electrical and Mechanical	Total revenue from contracts

Lump sum contracts	$-	$-	$20,048,501	$20,048,501
Unit price contracts	15,261,112	2,355,725	-	17,616,837
Cost plus and T&M contracts	3,402,359	118,157	10,128,328	13,648,844
Revenue from contracts in progress	$18,663,471	$2,473,882	$30,176,829	$51,314,182

Lump sum contracts	$-	$-	$9,001,898	$9,001,898
Unit price contracts	13,238,850	3,646,469	-	16,885,319
Cost plus and T&M contracts	3,064,770	321,856	4,602,270	7,988,896
Revenue from completed contracts	16,303,620	3,968,325	13,604,168	33,876,113

Total revenue from contracts	$34,967,091	$6,442,207	$43,780,997	$85,190,295

Earned over time	$34,967,091	$6,442,207	$43,001,562	$84,410,860
Earned at point in time	-	-	779,435	779,435
Total revenue from contracts	$34,967,091	$6,442,207	$43,780,997	$85,190,295

4. CONTRACT BALANCES

Accounts receivable, which are included in current assets on the Consolidated Balance Sheets, totaled $16.0 million at June 30, 2019, a $6.2 million decrease from $22.2 million at September 30, 2018. The decrease was mainly due to timing of billings and receipts. Contract assets, which are included in current assets on the Consolidated Balance Sheets, totaled $17.3 million at June 30, 2019, an $11.9 million increase from $5.4 million at September 30, 2018. This was due to an increase in costs and estimated earnings in excess of billings on uncompleted projects. Contract liabilities, which are included in current liabilities on the Consolidated Balance Sheets, totaled $3.8 million at June 30, 2019, a $538,000 increase from $3.3 million at September 30, 2018. This was due to an increase in billings in excess of costs and estimated earnings on uncompleted projects.

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

During the nine months ended June 30, 2019, we recognized revenue of $2.0 million that was included in the contract liability balance at September 30, 2018.

Accounts receivable, contract assets and contract liabilities consisted of the following:

	September 30, 2018	June 30, 2019	Change

Accounts receivable-trade	$22,227,555	$16,012,607	$(6,214,948)

Contract assets
Cost and estimated eanings in excess of billings	$5,353,375	$17,249,138	$11,895,763

Contract liabilites
Billings in excess of cost and estimated earnings	$3,261,201	$3,799,598	$538,397

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

The Company’s accounts receivable consists of amounts that have billed to customers. Collateral is generally not required. A majority of the Company’s contracts have monthly billing terms and payment terms within 30 to 45 days after invoices have been issued. The Company attempts to negotiate two-week billing terms and 15-day payment terms on larger projects. The timing of billings to customers may generate contract assets or contract liabilities. Certain construction contracts include retention provisions to provide assurance to our customers that we will perform in accordance with the contract terms and are therefore not considered a financing benefit. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work or products by the customer. We have determined there are no significant financing components in our contracts during the three and nine months ended June 30, 2019.

During the three and nine months ended June 30, 2019, we recognized revenue of ($130,000) and $240,000, respectively, as a result of changes in contract transaction price related to performance obligations that were satisfied prior to September 30, 2018. The changes in contract transaction price were from items such as changes in projected profit, executed or estimated change orders, and unresolved contract modifications and claims.

The Company does not sell warranties for its construction services. At June 30, 2019, the Company had $17.4 million in remaining unsatisfied performance obligations, in which revenue is expected to be recognized in less than twelve months.

6. UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts as of June 30, 2019 and September 30, 2018 are summarized as follows:

	June 30,	September 30,
	2019	2018
Costs incurred on contracts in progress	$158,951,926	$154,793,209
Estimated earnings, net of estimated losses	16,001,917	11,687,859
	174,953,843	166,481,068
Less billings to date	161,504,303	164,388,894
	$13,449,540	$2,092,174

Costs and estimated earnings in excess of billed on uncompleted contracts	$17,249,138	$5,353,375

Less billings in excess of costs and estimated earnings on uncompleted contracts	3,799,598	3,261,201

	$13,449,540	$2,092,174

Backlog at June 30, 2019 and September 30, 2018 was $49.8 million and $71.1 million, respectively.

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

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed-rate debt to unrelated parties was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates for bank loans with similar terms and maturities. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $17.2 million at June 30, 2019 was $17.1 million. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $10.3 million at September 30, 2018 was $10.2 million.

All receivables and payables are carried at net realizable value which approximates fair value because of their short duration to maturity.

8. EARNINGS PER SHARE

The amounts used to compute the earnings per share for the three and nine months ended June 30, 2019 and 2018 are summarized below.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018

Net income (loss)	$485,757	$1,096,267	$(7,317)	$297,192

Dividends on preferred stock	77,250	77,250	231,750	231,750

Income (loss) available to common shareholders	$408,507	$1,019,017	$(239,067)	$65,442

Weighted average shares outstanding	13,985,579	14,239,836	14,080,299	14,239,836

Weighted average shares outstanding-diluted	17,418,912	17,673,169	14,080,299	17,673,169

Earnings (loss) per share available to common shareholders	$0.029	$0.072	$(0.017)	$0.005

Earnings (loss) per share available to common shareholders-diluted	$0.023	$0.058	$(0.017)	$0.004

9. INCOME TAXES

The components of income taxes are as follows:

	Nine months ended June 30,
	2019	2018
Federal
Current	$183,930	$292,008
Deferred	72,194	(267,997)
Total	256,124	24,011

State
Current	$52,551	$22,532
Deferred	26,312	(26,750)
Total	78,863	(4,218)

Total income tax expense	$334,987	$19,793

The effective income tax rate for the nine months ended June 30, 2019 was 102.2%, as compared to 6.2% for the same period in 2018. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income and non-deductible expenses. The increase in the effective income tax rate was primarily due to permanent, non-deductible per-diem expenses.

The income tax effects of temporary differences giving rise to the deferred tax assets and liabilities are as follows:

	June 30,	September 30,
	2019	2018
Deferred income tax liabilities
Long-term
Property and equipment	$(2,040,698)	$(2,023,641)
Other	19,805	(4,639)
Total deferred income tax liabilities	$(2,020,893)	$(2,028,280)

Deferred income tax assets
Other	594,012	699,905
Total deferred income tax assets	594,012	699,905
Total net deferred income tax liabilities	$(1,426,881)	$(1,328,375)

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

10. SHORT-TERM AND LONG-TERM DEBT

Short-term debt consists of the following:

On March 21, 2018, the Company entered into a financing agreement (“Operating Line of Credit (2018)”) with United Bank, Inc. to provide the Company with a $15.0 million revolving line of credit. This line had a $12.5 million component and a $2.5 million component, each with separate borrowing requirements. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%. The effective date of this agreement was February 27, 2018 and it replaced the $15.0 million revolving line of credit (“Operating Line of Credit (2017)”) entered into with United Bank, Inc. effective February 27, 2017. This agreement expired on February 28, 2019 but was extended through April 28, 2019 by the Company’s lenders. The Company received a twelve-month extension (“Operating Line of Credit (2019)”) through April 28, 2020 on May 7, 2019.

The Company had borrowed $5.5 million against the Operating Line of Credit (2018) as of September 30, 2018 and had up to $7.0 million available to borrow against the first $12.5 million depending on the Company’s borrowing base report. The Company had borrowed an additional $4.5 million for a total of $10.0 million against the Operating Line of Credit (2019) as of May 30, 2019. On May 30, 2019, the Company entered into a financing agreement (“Term Note (2019)”) which refinanced the $10.0 million borrowed on Operating Line of Credit (2019) to a five-year term note with a fixed interest rate of 5.50%. The purpose of this note is to finance a specific construction project currently in progress and the Company anticipates paying off Term Note (2019) in less than one year. As of June 30, 2019, the Company borrowed $3.0 million against Operating Line of Credit (2019) and had up to $9.5 million available to borrow against the first $12.5 million depending on the Company’s borrowing base report.

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

Under the terms of the agreement, the Company must meet the following loan covenants to access the first $12.5 million:

1.	Minimum tangible net worth of $19.0 million to be measured quarterly
2.	Minimum traditional debt service coverage of 1.25x to be measured quarterly on a rolling twelve- month basis
3.	Minimum current ratio of 1.50x to be measured quarterly
4.	Maximum debt to tangible net worth ratio (“TNW”) of 2.0x to be measured semi-annually
5.	Full review of accounts receivable aging report and work in progress. The results of the review shall be satisfactory to the lender in its sole and unfettered discretion.

Under the terms of the agreement, the Company must meet the following additional requirements for draw requests causing the borrowings to exceed $12.5 million:

1.	Minimum traditional debt service coverage of 2.0x to be measured quarterly on a rolling twelve-month basis
2.	Minimum tangible net worth of $21.0 million to be measured quarterly

The Company was in compliance with all covenants for the $12.5 million component of Operating Line of Credit (2019) at June 30, 2019.

The Company also finances insurance policy premiums on a short-term basis through a financing company. These insurance policies included: workers’ compensation, general liability, automobile, umbrella, and equipment policies. It is typical that the Company makes a down payment in January and finances the remaining premium amount over nine or ten monthly payments. In January 2019, The Company financed $3.2 million in insurance premium policies and had an outstanding balance of $1.3 million at June 30, 2019.

A summary of short-term and long-term debt as of June 30, 2019 and September 30, 2018 is as follows:

	June 30,	September 30,
	2019	2018

Line of credit payable to bank, monthly interest at 5.50%, final payment due by April 28, 2020.	$3,000,000	$5,500,000

Notes payable to finance companies, due in monthly installments totaling $73,500 including interest ranging from 0.0% to 7.62%, final payments due July 2019 through March 2024, secured by equipment.	1,146,910	1,332,993

Note payable to finance company for insurance premiums financed, due in monthly installments totaling $267,677, including interest rate at 2.77%, final payment due November 2019.	1,314,276	569,247

Notes payable to bank, due in monthly installments totaling $7,799, including interest at 4.82%, final payment due November 2034 secured by building and property.	1,022,871	1,054,248

Notes payable to bank, due in monthly installments totaling $12,028, including interest at 5.0%, final payment due November 2025 secured by building and property.	777,312	851,768

Notes payable to bank, due in monthly installments totaling $98,865, including interest at 4.99%, final payment due September 2022 secured by equipment.	3,296,141	4,045,025

Notes payable to bank, due in monthly installments totaling $46,482, including interest at 5.00%, final payment due September 2021 secured by equipment.	1,136,488	1,549,651

Notes payable to bank, due in monthly installments totaling $191,012, including interest at 5.50%, final payment due May 2024 secured by equipment.	9,856,349	-

Notes payable to bank, due in monthly installments totaling $172,473, including interest at 6.5%, final payment due February 2019 secured by equipment.	-	702,097

Notes payable to bank, due in monthly installments totaling $30,914, including interest at 5.0%, final payment due February 2019 secured by equipment.	-	154,116

Total debt	21,550,347	15,759,145

Less current maturities	8,615,261	9,290,515

Total long term debt	$12,935,086	$6,468,630

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

Company Overview

Energy Services of America Corporation (“Energy Services” or the “Company”) was formed in 2006 as a special purpose acquisition corporation, or blank check company, and became an operating entity on August 15, 2008. Wholly owned subsidiary C.J. Hughes is a general contractor primarily engaged in pipeline construction for utility companies. C.J. Hughes operates primarily in the mid-Atlantic region of the United States. Contractors Rental Corporation (“Contractors Rental”), a wholly owned subsidiary of C.J. Hughes, provides union building trade employees for projects managed by C.J. Hughes. Nitro Construction Services, Inc. (“Nitro”), a wholly owned subsidiary of C. J. Hughes, is an electrical and mechanical contractor that provides its services to the power, chemical and automotive industries. Nitro operates primarily in the mid-Atlantic region of the United States. Pinnacle Technical Solutions, Inc. (“Pinnacle”), a wholly owned subsidiary of Nitro, operates as a data storage facility within Nitro’s office building. Pinnacle is supported by Nitro and has no employees of its own. All of the C.J. Hughes, Nitro, and Contractors Rental production personnel are union members of various related construction trade unions and are subject to collective bargaining agreements that expire at varying time intervals. Wholly owned subsidiary S.T. Pipeline, formerly presented as a discontinued operation, has been absorbed into Energy Services in 2019 for financial statement presentation.

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

The Company’s consolidated operating revenues for the three months ended June 30, 2019 were $40.2 million of which 57.1% was attributable to gas & petroleum work, 34.9% to electrical and mechanical services, and 8.0% to water and sewer installations and other ancillary services. The Company’s consolidated operating revenues for the nine months ended June 30, 2019 were $136.3 million of which 61.6% was attributable to gas & petroleum work, 31.5% to electrical and mechanical services, and 6.9% to water and sewer installations and other ancillary services.

The Company’s consolidated operating revenues for the three months ended June 30, 2018 were $29.5 million of which 53.9% was attributable gas & petroleum work, 39.1% to electrical and mechanical services, and 7.0% to water and sewer installations and other ancillary services. The Company’s consolidated operating revenues for the nine months ended June 30, 2018 were $85.2 million of which 51.4% was attributable to electrical and mechanical services, 41.0% to gas & petroleum work, and 7.6% to water and sewer installations and other ancillary services.

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

Third Quarter Overview

The following is an overview of results from operations for the three and nine months ended June 30, 2019 and 2018.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018

Revenue	$40,187,978	$29,549,659	$136,257,561	$85,190,295

Cost of revenues	36,936,926	26,166,268	128,580,270	78,775,352

Gross profit	3,251,052	3,383,391	7,677,291	6,414,943

Selling and administrative expenses	2,021,359	1,773,304	6,790,032	5,738,751
Income from operations	1,229,693	1,610,087	887,259	676,192

Other income (expense)
Interest income	-	-	58,023	132,342
Other nonoperating expense	(25,736)	(55,016)	(79,312)	(157,163)
Interest expense	(331,067)	(190,781)	(744,541)	(730,333)
Gain on sale of equipment	68,672	7,572	206,241	395,947
	(288,131)	(238,225)	(559,589)	(359,207)

Income before income taxes	941,562	1,371,862	327,670	316,985

Income tax expense	455,805	275,595	334,987	19,793

Net income (loss)	485,757	1,096,267	(7,317)	297,192

Dividends on preferred stock	77,250	77,250	231,750	231,750

Net income (loss) available to common shareholders	$408,507	$1,019,017	$(239,067)	$65,442

Weighted average shares outstanding-basic	13,985,579	14,239,836	14,080,299	14,239,836

Weighted average shares-diluted	17,418,912	17,673,169	14,080,299	17,673,169

Earnings (loss) per share available to common shareholders	$0.029	$0.072	$(0.017)	$0.005

Earnings (loss) per share-diluted available to common shareholders	$0.023	$0.058	$(0.017)	$0.004

Results of Operations for the Three and Nine Months Ended June 30, 2019 Compared to the Three and Nine Months Ended June 30, 2018

Revenues. Total revenues increased by $10.7 million or 36.0% to $40.2 million for the three months ended June 30, 2019 from $29.5 million for the same period in 2018. The increase was primarily attributable to a $7.0 million revenue increase in petroleum and gas work, a $2.5 million revenue increase in electrical and mechanical services and a $1.1 million revenue increase in water and sewer projects and other ancillary services.

Total revenues increased by $51.1 million or 59.9% to $136.3 million for the nine months ended June 30, 2019 from $85.2 million for the same period in 2018. The increase was primarily attributable to a $49.0 million revenue increase in petroleum and gas work and a $2.9 million revenue increase in water and sewer projects and other ancillary services, partially offset by a $795,000 revenue decrease in electrical and mechanical services.

Cost of Revenues. Total cost of revenues increased by $10.7 million or 41.2% to $36.9 million for the three months ended June 30, 2019 from $26.2 million for the same period in 2018. The increase was primarily attributable to a $7.2 million cost increase in petroleum and gas work, a $3.3 million cost increase in electrical and mechanical services, a $183,000 cost increase in water and sewer projects and other ancillary services and a $155,000 cost increase in equipment and tool shop operations not allocated to projects.

Total cost of revenues increased by $49.8 million or 63.2% to $128.6 million for the nine months ended June 30, 2019 from $78.8 million for the same period in 2018. The increase was primarily attributable to a $48.4 million cost increase in petroleum and gas work, a $1.2 million cost increase in water and sewer projects and other ancillary services, a $367,000 cost increase in electrical and mechanical services, partially offset by a $95,000 cost decrease in equipment and tool shop operations not allocated to projects.

Gross Profit. Total gross profit decreased by $132,000 or 3.9% to $3.3 million for the three months ended June 30, 2019 from $3.4 million for the same period in 2018. The decrease was primarily attributable to a $796,000 gross profit decrease in electrical and mechanical services, a $155,000 gross profit decrease related to equipment and tool shop operations costs not allocated to projects and a $147,000 gross profit decrease in petroleum and gas work, partially offset by a $965,000 gross profit increase in water and sewer projects and other ancillary services.

Total gross profit increased by $1.3 million or 19.7% to $7.7 million for the nine months ended June 30, 2019 from $6.4 million for the same period in 2018. The increase was primarily attributable to a $1.7 million gross profit increase in water and sewer projects and other ancillary services, a $617,000 gross profit increase in petroleum and gas work and a $95,000 gross profit increase related to equipment and tool shop operations costs not allocated to projects, partially offset by a $1.2 million gross profit decrease in electrical and mechanical services.

Selling and administrative expenses. Total selling and administrative expenses increased by $248,000 or 14.0% to $2.0 million for the three months ended June 30, 2019 from $1.8 million for the same period in 2018. The increase was primarily related to additional operations personnel needed to secure and manage projects.

Total selling and administrative expenses increased by $1.1 million or 18.3% to $6.8 million for the nine months ended June 30, 2019 from $5.7 million for the same period in 2018. The increase was primarily related to additional operations personnel needed to secure and manage projects and payment of performance bonuses, which were significantly less in 2018.

Interest Expense. Interest expense increased by $140,000 or 73.5% to $331,000 for the three months ended June 30, 2019 from $191,000 for the same period in 2018. This increase was primarily due to additional line of credit borrowings and the addition of Term Note (2019), partially offset by a decrease in the remaining long-term debt.

Interest expense increased by $15,000 or 2.0% to $745,000 for the nine months ended June 30, 2019 from $730,000 for the same period in 2018. This increase was primarily due to additional line of credit borrowings and the addition of Term Note (2019), partially offset by a decrease in the remaining long-term debt.

Net Income (loss). Income before income taxes was $942,000 for the three months ended June 30, 2019, compared to $1.4 million for the same period in 2018. Income before income taxes was $328,000 for the nine months ended June 30, 2019, compared to $317,000 for the same period in 2018. The income before income taxes was due to the items mentioned above.

Income tax expense for the three months ended June 30, 2019 was $456,000 compared to $276,000 for the same period in 2018. The increase in income tax expense was primarily due to the increase in taxable income. Income tax expense for the nine months ended June 30, 2019 was $335,000 compared to $20,000 for the same period in 2018. The increase in income tax expense was primarily due to the increase in taxable income.

The effective income tax rate for the three months ended June 30, 2019 was 48.4%, as compared to 20.1% for the same period in 2018. The effective income tax rate for the nine months ended June 30, 2019 was 102.2%, as compared to 6.2% for the same period in 2018. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income and non-deductible expenses. The increase in the effective income tax rates was primarily due to permanent, non-deductible per-diem expenses.

The US Tax Cuts and Jobs Act of 2017 (the “Act”) was enacted in December 2017. As a result, the top corporate income tax rate was reduced from 35% to 21% beginning with tax years after December 31, 2017. As a fiscal year filer, the Act will require the Company used a “blended” tax rate of 24.5% for fiscal year 2018. Beginning with fiscal year 2019, the Company’s federal tax rate will be 21%.

Dividends on preferred stock for the three and nine months ended June 30, 2019 and 2018 were $77,250 and $231,750, respectively.

Net income available to common shareholders for the three months ended June 30, 2019 was $409,000 compared to $1.0 million for the same period in 2018. Net loss available to common shareholders for the nine months ended June 30, 2019 was $239,000 compared to a net income available to common shareholders of $65,000 for the same period in 2018.

Comparison of Financial Condition at June 30, 2019 and September 30, 2018

The Company had total assets of $62.6 million at June 30, 2019, an increase of $7.9 million from the prior fiscal year end balance of $54.7 million. Contract assets totaled $17.2 million at June 30, 2019, an increase of $11.8 million from the prior fiscal year end balance of $5.4 million. The increase was due to a difference in the timing of project billings at June 30, 2019 compared to September 30, 2018. Cash and cash equivalents totaled $3.1 million at June 30, 2019, an increase of $2.0 million from the prior fiscal year end balance of $1.1 million. The increase was primarily due to the decrease in accounts receivable and the increase in accounts payable. Retainages receivable totaled $6.1 million at June 30, 2019, an increase of $1.2 million from the prior fiscal year end balance of $4.9 million. The increase was due to the timing of retainage billings compared to September 30, 2018. Accounts receivable, which totaled $16.0 million at June 30, 2019, decreased by $6.2 million from the prior fiscal year end balance of $22.2 million. The decrease was primarily due to the timing of billings on significant projects at June 30, 2019 and the collection of receivables from September 30, 2018. Prepaid expenses and other totaled $3.5 million at June 30, 2019, a decrease of $644,000 from the prior fiscal year end balance of $4.1 million. This decrease was primarily due to the financing of the Company’s insurance policies, partially offset by a reduction in prepaid insurance that was expensed during the nine months ended June 30, 2019. Other receivables totaled $10,000 at June 30, 2019, a decrease of $256,000 from the prior fiscal year end balance of $266,000. The decrease was due to the collection of other receivables from September 30, 2018. The Company had property, plant and equipment of $16.6 million at June 30, 2019, a decrease of $185,000 from the prior fiscal year end balance of $16.8 million. This decrease was due to depreciation of $3.1 million and net equipment disposals of $305,000, partially offset by equipment acquisitions of $3.2 million.

The Company had total liabilities of $39.8 million at June 30, 2019, an increase of $8.4 million from the prior fiscal year end balance of $31.4 million. Long-term debt totaled $12.9 million at June 30, 2019, an increase of $6.4 million from the prior fiscal year end balance of $6.5 million. The increase in long-term debt was due to the addition of Term Note (2019), partially offset by principal repayments on debt. Accounts payable totaled $8.1 million at June 30, 2019, an increase of $1.9 million from the prior fiscal year end balance of $6.2 million. The increase was due to significant project costs during fiscal year 2019. Current maturities of long-term debt totaled $4.3 million at June 30, 2019, an increase of $1.1 million from the prior fiscal year end balance of $3.2 million. The increase was due to the addition of Term Note (2019), partially offset by two term notes paid off during fiscal year 2019. Accrued expenses and other current liabilities totaled $4.9 million at June 30, 2019, an increase of $610,000 from the prior fiscal year end balance of $4.3 million. The increase was primarily due to significant project costs during fiscal year 2019. Contract liabilities totaled $3.8 million at June 30, 2019, an increase of $538,000 from the prior fiscal year end total of $3.3 million. The increase was due to a difference in the timing of project billings at June 30, 2019 compared to at September 30, 2018. Deferred tax liabilities totaled $1.4 million at June 30, 2019, an increase of $99,000 from the prior fiscal year end balance of $1.3 million. Lines of credit and short-term borrowings totaled $4.3 million at June 30, 2019, a decrease of $1.8 million from the prior fiscal year end balance of $6.1 million. This decrease was primarily due to $2.5 million in line of credit repayments, partially offset by a $745,000 increase in short term borrowings related to insurance premiums financed. Income taxes payable totaled $0 at June 30, 2019, a decrease of $545,000 from the prior fiscal year end balance of $545,000. The decrease was due to the payment of income taxes from September 30, 2018 and estimated tax payments for fiscal year 2019.

Shareholders’ equity was $22.8 million at June 30, 2019, a decrease of $529,000 from the prior fiscal year end balance of $23.3 million. This decrease was due to the net loss available to common shareholders of $239,000 for the nine months ended June 30, 2019 and $290,000 in common stock repurchased by the Company.

Liquidity and Capital Resources

Indebtedness

On January 31, 2014, the Company entered into a financing arrangement (“Term Note”) with United Bank, Inc. and Summit Community Bank. The financing arrangement was a five-year term loan in the amount of $8.8 million. This note was paid in full during the second quarter of fiscal year 2019. In addition, the Company entered into a separate five-year term loan agreement with First Guaranty Bank for $1.6 million, which was later refinanced by United Bank. The loan was collateralized by the Company’s accounts receivable and equipment.

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

On September 16, 2015, the Company entered into a $1.2 million 41-month term note agreement with United Bank, Inc. to refinance the five-year term note agreement with First Guaranty Bank. The agreement had an interest rate of 5.0%. The note was paid in full during the second quarter of fiscal year 2019. The loan was collateralized by the Company’s accounts receivable and equipment.

On September 16, 2015, the Company entered into a $2.5 million Non-Revolving Note agreement with United Bank, Inc. This six-year agreement gave the Company access to a $2.5 million line of credit (“Equipment Line of Credit”), specifically for the purchase of equipment, for the period of one year with an interest rate of 5.0%. After the first year, all borrowings against the Equipment Line of Credit will be converted to a five-year term note agreement with an interest rate of 5.0%. As of June 30, 2019, the Company had borrowed $2.46 million against this line of credit and made principal payments of $1.3 million. The loan is collateralized by the equipment purchased under this agreement.

On November 13, 2015, the Company entered into a 10-year $1.1 million loan agreement with United Bank, Inc. to purchase the fabrication shop and property Nitro had previously been leasing for $12,900 each month. The interest rate on the new loan agreement is 5.0% with monthly payments of $12,028. The loan is collateralized by the building and property purchased under this agreement.

On June 28, 2017, the Company entered into a $5.0 million Non-Revolving Note agreement with United Bank, Inc. This five-year agreement gave the Company access to a $5.0 million line of credit (“Equipment Line of Credit 2017”), specifically for the purchase of equipment, for a period of three months with an interest rate of 4.99%. After three months, all borrowings against the Equipment Line of Credit 2017 were converted to a five-year term note agreement with an interest rate of 4.99%. As of June 30, 2019, the Company had borrowed $5.0 million against this line of credit and made principal payments of $1.7 million. The loan is collateralized by the equipment purchased under this agreement.

On May 30, 2019, the Company entered into a financing agreement (“Term Note (2019)”) which refinanced the $10.0 million borrowed on Operating Line of Credit (2019) to a five-year term note with a fixed interest rate of 5.50%. The purpose of this note is to finance a specific construction project currently in progress and the Company anticipates paying off Term Note (2019) in less than one year. Covenants for the loan are the same as the $12.5 million component of Line of Credit (2019). The loan is collateralized by the Company’s equipment.

Operating Line of Credit

On March 21, 2018, the Company entered into a financing agreement (“Operating Line of Credit (2018)”) with United Bank, Inc. to provide the Company with a $15.0 million revolving line of credit. This line had a $12.5 million component and a $2.5 million component, each with separate borrowing requirements. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%. The effective date of this agreement was February 27, 2018 and it replaced the $15.0 million revolving line of credit (“Operating Line of Credit (2017)”) entered into with United Bank, Inc. effective February 27, 2017. This agreement expired on February 28, 2019 but was extended through April 28, 2019 by the Company’s lenders. The Company received a twelve-month extension (“Operating Line of Credit (2019)”) through April 28, 2020 on May 7, 2019.

The Company had borrowed $5.5 million against the Operating Line of Credit (2018) as of September 30, 2018 and had up to $7.0 million available to borrow against the first $12.5 million depending on the Company’s borrowing base report. The Company had borrowed an additional $4.5 million for a total of $10.0 million against the Operating Line of Credit (2019) as of May 30, 2019. On May 30, 2019, the Company entered into a financing agreement (“Term Note (2019)”) which refinanced the $10.0 million borrowed on Operating Line of Credit (2019) to a five-year term note with a fixed interest rate of 5.50%. The purpose of this note is to finance a specific construction project currently in progress and the Company anticipates paying off Term Note (2019) in less than one year. As of June 30, 2019, the Company borrowed $3.0 million against Operating Line of Credit (2019) and had up to $9.5 million available to borrow against the first $12.5 million depending on the Company’s borrowing base report.

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

Under the terms of the agreement, the Company must meet the following loan covenants to access the first $12.5 million:

1.	Minimum tangible net worth of $19.0 million to be measured quarterly
2.	Minimum traditional debt service coverage of 1.25x to be measured quarterly on a rolling twelve- month basis
3.	Minimum current ratio of 1.50x to be measured quarterly
4.	Maximum debt to tangible net worth ratio (“TNW”) of 2.0x to be measured semi-annually
5.	Full review of accounts receivable aging report and work in progress. The results of the review shall be satisfactory to the lender in its sole and unfettered discretion.

Under the terms of the agreement, the Company must meet the following additional requirements for draw requests causing the borrowings to exceed $12.5 million:

1.	Minimum traditional debt service coverage of 2.0x to be measured quarterly on a rolling twelve-month basis
2.	Minimum tangible net worth of $21.0 million to be measured quarterly

The Company was in compliance with all covenants for the $12.5 million component of Operating Line of Credit (2019) at June 30, 2019.

Off-Balance Sheet Arrangements

Due to the nature of our industry, we often enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Though for the most part not material in nature, some of these are:

Leases

Our work often requires us to lease various equipment, vehicles, and facilities. These leases usually are short-term in nature, with duration of two year or less, though at times we may enter into longer term leases when warranted. By leasing, we are able to reduce our capital outlay requirements for equipment, vehicles and facilities that we may only need for short periods of time. As of June 30, 2019, the Company had operating lease commitments of $68,000 with various expiration dates through March 2021.

Letters of Credit

Certain of our customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors and vendors on various customer projects. At June 30, 2019, the Company did not have any letters of credit outstanding.

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

Depending upon the size and conditions of a contract, the Company may be required to post letters of credit or other collateral in favor of the insurer. Posting of these letters or other collateral will reduce our borrowing capabilities. The Company does not anticipate any claims against outstanding performance bonds in the foreseeable future. At June 30, 2019, the Company had $10.3 million in performance bonds outstanding.

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

The Company had one customer that exceeded 10.0% of revenues for the nine months ended June 30, 2019. The customer, Goff Full Stream Interconnect, represented 35.8% of revenues. The Company had two customers that exceeded 10.0% of receivables at June 30, 2019. These customers, TransCanada and Mountaineer Gas, represented 25.0%, and 18.1% of receivables net of retention at June 30, 2019, respectively.

The Company had three customers that exceeded 10.0% of revenues for the nine months ended June 30, 2018. The customers, Toyota Motor Mfg., Marathon Petroleum, and Dow Chemical, represented 19.2%, 13.7%, and 10.4% of revenues, respectively. The Company had two customers that exceeded 10.0% of receivables at June 30, 2018. The customers, Dow Chemical and Mountaineer Gas, represented 13.6% and 10.5%, respectively, of receivables net of retention at June 30, 2018.

Litigation

In February 2018, the Company filed a lawsuit against a former customer related to a dispute over changes on a pipeline construction project. The Company is seeking $6.9 million in the lawsuit, none of which has been recognized in the Company’s financial statements. Other than described above, at June 30, 2019, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At June 30, 2019, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 each month. Mr. Douglas Reynolds, President of Energy Services, was a director and secretary of First Bank of Charleston. Mr. Nester Logan and Mr. Samuel Kapourales, directors of Energy Services, were also directors of First Bank of Charleston. On October 15, 2018, First Bank of Charleston was merged into Premier Bank, Inc., a wholly owned subsidiary of Premier Financial Bancorp, Inc. Mr. Marshall Reynolds, Chairman of the Board of Energy Services, holds the same position with Premier Financial Bancorp Inc. Mr. Keith Molihan and Mr. Neal Scaggs are both directors of Energy Services and hold the same position with Premier Financial Bancorp, Inc. The interest rate on the loan agreement is 4.82% with monthly payments of $7,800. As of June 30, 2019, we have paid approximately $176,000 in principal and approximately $244,000 in interest since the beginning of the loan.

There were no new material related party transactions during the nine months ended June 30, 2019.

Inflation

Due to relatively low levels of inflation during the nine months ended June 30, 2019 and 2018, inflation did not have a significant effect on our results.

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

Costs to obtain our contracts (“pre-bid costs”) that are not expected to be recovered from the customer are expensed as incurred and included in selling and administrative expenses on our consolidated statements of income. Costs to mobilize equipment and labor to a job site prior to substantive work beginning (“mobilization costs”) are capitalized as incurred and amortized over the expected duration of the contract. As of June 30, 2019, we had no material capitalized mobilization costs.

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

Self-Insurance. The Company has its workers’ compensation, general liability and auto insurance through a captive insurance company. While the Company believes that this arrangement has been very beneficial in reducing and stabilizing insurance costs the Company does have to maintain a surety deposit to guarantee payments of premiums. That account had a balance of $1.9 million as of June 30, 2019. Should the captive insurance company experience severe losses over an extended period, it could have a detrimental effect on the Company.

Accounts Receivable and Provision for Doubtful Accounts. The Company provides an allowance for doubtful accounts when collection of an account is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates relating to factors such as a customer’s access to capital, the customer’s willingness or ability to pay, general economic conditions and the ongoing relationship with the customer. While most of our customers are large well capitalized companies, should they experience material changes in their revenues and cash flows or incur other difficulties and become unable to pay the amounts owed, this could cause reduced cash flows and losses in excess of our current reserves. At June 30, 2019, management concluded that the allowance for doubtful accounts was adequate.

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

The Company prepares weekly cash forecasts for our own benefit and for submission to our lenders. We anticipate that our current cash and the cash to be generated from collection of our receivables along with the existing Operating Line of Credit (2019) with United Bank, Inc., which was extended to April 28, 2020, will be adequate to meet our cash needs for the Company’s 2019 fiscal year. The Company may borrow against the line of credit provided it meets certain borrowing base requirements, with $15.0 million being the maximum allowed. If the Company has borrowed more than the borrowing base allows, the Company must repay the excess borrowings to United Bank, Inc. As of June 30, 2019, the Company had borrowings of $3.0 million against the Operating Line of Credit (2019).

Currently, the Company is receiving bid opportunities from existing and potentially new customers. However, with potential economic uncertainties, such as the prices of oil and natural gas, and environmental regulations, the demand for our customers’ projects could wane and their ability to fund planned projects could be reduced. Also, a shortage of qualified labor could lead to inefficient production and could make bidding and managing projects more difficult. The Company’s backlog at June 30, 2019 was $49.8 million. While adding additional projects appears likely, no assurances can be given that the Company will be successful in bidding on projects that become available. Moreover, even if the Company obtains contracts, there can be no guarantee that the projects will go forward.

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

There has been no change in Energy Services of America Corporation’s internal control over financial reporting during Energy Services of America Corporation’s third quarter of fiscal year 2019 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

In February 2018, the Company filed a lawsuit against a former customer related to a dispute over changes on a pipeline construction project. The Company is seeking $6.9 million in the lawsuit, none of which has been recognized in the Company’s financial statements. Other than described above, at June 30, 2019, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At June 30, 2019, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. Risk Factors

Please see the information disclosed in the “Risk Factors” section of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on December 28, 2018. There have been no material changes to the risk factors since the filing of the Annual Report on Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of equity securities during the period covered by the report.

(b) None.

(c) The repurchases of Energy Services of America Corporation’s shares of its common stock during the three months ended June 30, 2019 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Value of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

April 1, 2019-April 30, 2019	38,759	$1.08	$41,914	1,168,577
May 1, 2019-May 31, 2019	30,739	0.99	30,299	1,137,838
June 1, 2019-June 30, 2019	15,246	0.89	13,614	1,122,592
Total	256,073	$1.13	$290,397

(1)	On August 3, 2018, the Company announced that the Board of Directors authorized a stock repurchase program under which the Company would repurchase up to 10%, or approximately 1,423,984 shares, of the Company's issued and outstanding stock. The repurchase program will expire on August 15, 2019.

ITEM 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY SERVICES OF AMERICA CORPORATION

Date: August 14, 2019	By:	/s/ Douglas V. Reynolds
Douglas V. Reynolds
Chief Executive Officer

Date: August 14, 2019	By:	/s/ Charles P. Crimmel
Charles P. Crimmel
Chief Financial Officer

