Form 10-K
period 2019-09-30
Energy Services of America CORP
filed 2019-12-20
CIK 1357971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended September 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number: 001-32998

Energy Services of America Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-4606266
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

75 West 3rd Ave., Huntington, West Virginia	25701
(Address of Principal Executive Office)	(Zip Code)

(304) 522-3868

(Registrant’s Telephone Number including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange On Which Registered
None	None	None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price on March 31, 2019 was $ 9,267,020.

As of December 1, 2019, there were issued and outstanding 14,839,836 and 13,899,492, respectively, shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

Energy Services of America Corporation

Annual Report on Form 10-K

For the Fiscal Year Ended

September 30, 2019

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

Overview

Energy Services of America Corporation (“Energy Services” or the “Company”) was formed in 2006 as a special purpose acquisition corporation, or blank check company, and became an operating entity on August 15, 2008. C.J. Hughes Construction Company, Inc. (“C.J. Hughes”), a wholly owned subsidiary of the Company, is a general contractor primarily engaged in pipeline construction for utility companies. C.J. Hughes operates primarily in the mid-Atlantic region of the United States. Contractors Rental Corporation (“Contractors Rental”), a wholly owned subsidiary of C.J. Hughes, provides union building trade employees for projects managed by C.J. Hughes. Nitro Construction Services, Inc. (“Nitro”), a wholly owned subsidiary of C. J. Hughes, is an electrical and mechanical contractor that provides its services to the power, chemical and automotive industries. Nitro operates primarily in the mid-Atlantic region of the United States. Pinnacle Technical Solutions, Inc. (“Pinnacle”), a wholly owned subsidiary of Nitro, operates as a data storage facility within Nitro’s office building. Pinnacle is supported by Nitro and has no employees of its own. All of the C.J. Hughes, Nitro, and Contractors Rental production personnel are union members of various related construction trade unions and are subject to collective bargaining agreements that expire at varying time intervals. S.T. Pipeline, Inc., is a wholly owned subsidiary of the Company whose operations was liquidated on May 14, 2013. It was previously presented as a discontinued operation through September 30, 2018, but now is no longer presented separately in Energy Services’ 2019 financial statement presentation.

The Company’s stock is quoted under the symbol “ESOA” on the OTC QB marketplace operated by the OTC Markets Group.

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

The Company had consolidated operating revenues of $174.5 million for the year ended September 30, 2019, of which 60.4% was attributable to gas & petroleum contract work, 32.6% to electrical and mechanical contract services, and 7.0% to water and sewer contract installations and other ancillary services. The Company had consolidated operating revenues of $135.5 million for the year ended September 30, 2018, of which 51.5% was attributable to gas & petroleum contract work, 41.7% to electrical and mechanical contract services, and 6.8% to water and sewer contract installations and other ancillary services.

Energy Services’ customers include many of the leading companies in the industries it serves, including:

Full Stream Goff Connector, LLC

TransCanada Corporation

Columbia Gas Distribution

Marathon Petroleum

American Electric Power

Toyota Motor Manufacturing

Bayer Chemical

Dow Chemical

Kentucky American Water

Various state, county and municipal public service districts.

Energy Services’ sales force consists of industry professionals with significant relevant sales experience, who utilize industry contacts and available public data to determine how to most appropriately market the Company’s line of products. The Company relies on direct contact between its sales force and customers’ engineering and contracting departments in order to obtain new business. The Company’s website address is www.energyservicesofamerica.com.

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

Financing Arrangements

On January 31, 2014, the Company entered into a financing arrangement (“Term Note”) with United Bank, Inc. (“United Bank”) and Summit Community Bank. The financing arrangement was a five-year term loan in the amount of $8.8 million. In addition, the Company entered into a separate five-year term loan agreement with First Guaranty Bank for $1.6 million, which was later refinanced by United Bank, Inc. Both loans were collateralized by the Company’s accounts receivable and equipment and were paid off during the second quarter of fiscal year 2019.

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 monthly. The interest rate on this loan agreement is 4.82% with monthly payments of $7,800. The interest rate on this note is subject to change from time to time based on changes in The U.S. Treasury yield, adjusted to a constant maturity of three years as published by the Federal Reserve weekly. The loan is collateralized by the building purchased under this agreement. As of September 30, 2019, the Company has made principal payments of $189,000.

On September 16, 2015, the Company entered into a $2.5 million Non-Revolving Note agreement with United Bank. This six-year agreement gave the Company access to a $2.5 million line of credit (“Equipment Line of Credit”), specifically for the purchase of equipment, for the period of one year with an interest rate of 5.0%. After the first year, all borrowings against the Equipment Line of Credit were converted to a five-year term note agreement with an interest rate of 5.0%. The Company borrowed $2.5 million against this loan, which is collateralized by the equipment purchased under this agreement. As of September 30, 2019, the Company had made principal payments of $1.5 million.

On November 13, 2015, the Company entered into a 10-year $1.1 million loan agreement with United Bank. to purchase the fabrication shop and property Nitro had previously been leasing for $12,900 each month. The interest rate on the loan agreement is 5.5% with monthly payments of $12,028. The loan is collateralized by the building and property purchased under this agreement. As of September 30, 2019, the Company has made principal payments of $348,000.

On June 28, 2017, the Company entered into a $5.0 million Non-Revolving Note agreement with United Bank. This five-year agreement gave the Company access to a $5.0 million line of credit (“Equipment Line of Credit 2017”), specifically for the purchase of equipment, for a period of three months with an interest rate of 4.99%. After three months, all borrowings against the Equipment Line of Credit 2017 were converted to a five-year term note agreement with an interest rate of 4.99%. The Company borrowed $5.0 million against this loan, which is collateralized by the equipment purchased under this agreement. As of September 30, 2019, the Company had made principal payments of $2.0 million.

On March 21, 2018, the Company entered into a financing agreement (“Operating Line of Credit (2018)”) with United Bank to provide the Company with a $15.0 million revolving line of credit. This line had a $12.5 million component and a $2.5 million component, each with separate borrowing requirements. Operating Line of Credit (2018) expired on February 28, 2019 but was extended through April 28, 2019. The Company received a twelve-month extension (“Operating Line of Credit (2019)”) through April 28, 2020 on May 7, 2019. Based on covenant ratios, the Company qualifies for the first $12.5 million component but not the $2.5 million component. Based on the borrowing base calculation, the Company could borrow up to $11.5 million as of September 30, 2019. The Company had borrowed $3.5 million on the line of credit, leaving $8.0 million available on the line of credit. Please see page 19 for a description of the $12.5 million and $2.5 million components and the borrowing base calculation.

On May 30, 2019, the Company entered into a financing agreement (“Term Note (2019)”) with United Bank which refinanced the $10.0 million borrowed on Operating Line of Credit (2019) to a five-year term note with a fixed interest rate of 5.50%. The purpose of this note was to finance a specific construction project completed in September 2019. The Company anticipates paying off Term Note (2019) in less than one year. Covenants for the loan are the same as the $12.5 million component of Operating Line of Credit (2019). The loan is collateralized by the Company’s equipment. The refinancing effectively reset the Company’s line of credit borrowings to zero as of May 30, 2019 and did not affect the conditions of subsequent borrowings. As of September 30, 2019, the Company had made principal payments of $2.1 million.

Backlog/New Business

The Company’s backlog represents contracts for services that have been entered into, but which have not yet been completed. At September 30, 2019, Energy Services had a backlog of $63.0 million of work to be completed on existing contracts. At September 30, 2018, the Company had a backlog of $71.1 million. Due to the timing of Energy Services’ construction contracts and the long-term nature of some of our projects, portions of our backlog work may not be completed in the current fiscal year. Most of the Company’s projects can be completed in a short period of time, typically two to five months. Larger projects usually take seven to eighteen months to be completed. As a rule, work starts shortly after the signing of the contract.

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

The Company’s insurance coverage for property damage to its equipment is based on estimates of the cost of comparable used equipment to replace the insured property. There is a deductible per occurrence on equipment of $2,500 and $500 for damage to miscellaneous tools. The Company also maintains third party liability insurance, pollution and professional liability insurance, and a commercial umbrella policy. Energy Services believes that it is adequately insured for public liability and property damage to others with respect to its operations. However, such insurance may not be enough to protect Energy Services against liability for all consequences related to its operations.

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

Employees

As of September 30, 2019, the Company had approximately 484 employees including management, with approximately 85 of those employees being full-time. The Company’s construction personnel are trade union members represented by various collective bargaining units.

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

Our business relies heavily on having lines of credit in place to fund the various projects we are working on. Should funding not be available, or on favorable terms, it could severely curtail our operations and the ability to generate profits. Energy Services maintains a banking relationship with two regional banks and has lines of credit and borrowing facilities with these institutions. The Company currently has a $15.0 million Operating Line of Credit (2019). Based on covenant ratios, the Company qualifies for the first $12.5 million component but not the $2.5 million component. Based on the borrowing base calculation, the Company could borrow up to $11.5 million as of September 30, 2019. The Company had borrowed $3.5 million on the line of credit, leaving $8.0 million available on the line of credit. The Company believes this line of credit will provide enough operating capital for future projects, but the Company cannot guarantee it will always have access to this line of credit in the future depending on the Company’s financial performance.

We have sold Units, each consisting of one share of 6.0% Convertible Perpetual Preferred Stock, Series A and 2,500 shares of Common Stock. If the Preferred Stock is converted to Common Stock, shareholders may experience dilution of their ownership interest.

As of September 30, 2013, the Company sold 140 units in a private placement to accredited investors, with an additional 10 units sold during the fiscal year ended September 30, 2014 for a total of 150 units. As a result of the private placement, an additional 375,000 shares of common stock were outstanding as of September 30, 2019. The Company also issued 56 shares of Preferred Stock to Marshall Reynolds, Chairman of the Board of Directors, in exchange for a debt forgiveness of $1.4 million. Mr. Reynolds did not receive any shares of common stock in this transaction. In addition, if the Company elects to allow the holders of the Preferred Stock to choose to convert their Preferred Stock into shares of common stock, we would issue an additional 3,433,333 shares of common stock, which will result in shareholders experiencing a dilution in their ownership interest.

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

The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. While the Company believes estimates on project performance are materially correct at September 30, 2019, there can be no assurance that actual results will not differ from those estimates.

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

The Company and its subsidiaries own the property where its subsidiaries, C.J. Hughes and Nitro, and the Company’s headquarters are located. We maintain our executive offices at 75 West 3rd Ave., Huntington, West Virginia 25701, which is also the office of C.J. Hughes. Nitro’s office is located at 4300 1st Ave., Nitro, WV 25143. The Company’s management believes that its properties are adequate for the business it conducts. Please see “Liquidity and Capital Resources” on page 18 for a description of the mortgages on the Nitro properties.

ITEM 3.	Legal Proceedings

In February 2018, the Company filed a lawsuit against a former customer related to a dispute over changes on a pipeline construction project. The Company is seeking $13.7 million in the lawsuit, none of which has been recognized in the Company’s financial statements. Other than described above, at September 30, 2019, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At September 30, 2019, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

Common Stock

Fiscal 2018	High	Low	Dividends
Quarter ended December 31, 2017	$1.09	$0.85	$-
Quarter ended March 31, 2018	0.98	0.54	-
Quarter ended June 30, 2018	0.88	0.60	-
Quarter ended September 30, 2018	1.24	0.74	-

Fiscal 2019	High	Low	Dividends
Quarter ended December 31, 2018	$1.39	$1.07	$-
Quarter ended March 31, 2019	1.30	0.95	-
Quarter ended June 30, 2019	1.23	0.60	-
Quarter ended September 30, 2019	1.07	0.66	-

As of September 30, 2019, there were 24 holders of record of our common stock. Certain shares of the Company’s common stock are held in “nominee” or “street” name and accordingly the number of beneficial owners of common stock is not included in the number of record holders.

On December 11, 2019, the Company declared a $0.05 special dividend to be paid on December 31, 2019 for stockholders as of December 23, 2019. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any future dividends will be within the discretion of our board of directors.

On August 3, 2018, the Company announced that the Board of Directors authorized a stock repurchase program under which the Company would purchase up to 10%, or approximately 1,423,984 shares, of the Company’s issued and outstanding stock. The repurchase program started on August 15, 2018 and expired on August 15, 2019. The program resulted in the repurchase of 305,908 shares.

On August 22, 2019, the Company announced that the Board of Directors authorized a stock repurchase program under which the Company would purchase up to 10%, or approximately 1,393,393 shares, of the Company’s issued and outstanding stock. The repurchase program started on August 26, 2019 and will expire on August 26, 2020. The program resulted in the repurchase of 9,139 shares through September 30, 2019. Subsequent to September 30, 2019, the Company had purchased 25,297 shares of common stock as of December 1, 2019, at a purchase value of $20,723.

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

Results of Operations for the Year Ended September 30, 2019 Compared to the Year Ended September 30, 2018

Revenue. Revenue increased by $39.0 million or 28.8% to $174.5 million for the year ended September 30, 2019 from $135.5 million for the year ended September 30, 2018. The increase was primarily attributable to a $35.8 million revenue increase in petroleum and gas work, a $2.9 million revenue increase in water and sewer and other ancillary services and a $346,000 revenue increase in electrical and mechanical services.

Cost of Revenues. Cost of revenues increased by $38.1 million or 30.7% to $161.9 million for the year ended September 30, 2019 from $123.8 million for the year ended September 30, 2018. The increase was primarily attributable to a $34.7 million cost increase in petroleum and gas work, a $1.8 million cost increase in electrical and mechanical services, a $790,000 cost increase in equipment and tool shop operations not allocated to projects and a $728,000 cost increase in water and sewer and other ancillary services.

Gross Profit. Gross profit increased by $1.1 million or 8.8% to $12.7 million for the year ended September 30, 2019 from $11.6 million for the year ended September 30, 2018. The increase was primarily attributable to a $2.2 million gross profit increase in water and sewer and other ancillary services and a $1.1 million gross profit increase in petroleum and gas work, partially offset by a $1.4 million gross profit decrease in electrical and mechanical services and a $790,000 gross profit decrease in equipment and tool shop operations not allocated to projects. The gross profit percentage was 7.3% for the year ended September 30, 2019 and 8.6% for the year ended September 30, 2018.

Selling and administrative expenses. Selling and administrative expenses increased by $1.1 million or 14.6% to $8.9 million for the year ended September 30, 2019 from $7.7 million for the year ended September 30, 2018. The increase was primarily due to additional labor expense needed to bid and manage projects in fiscal year 2019 as compared to fiscal year 2018.

Income from operations. Income from operations decreased by $100,000 or 2.5% to $3.8 million for the year ended September 30, 2019 from $3.9 million for the year ended September 30, 2018. The decrease was primarily due to the items mentioned above.

Interest Expense. Interest expense increased by $148,000 or 16.1% to $1.1 million for the year ended September 30, 2019 from $917,000 for the year ended September 30, 2018. This increase was primarily due to increased line of credit borrowings and interest paid on Term Note 2019.

Net Income. Income before income tax expense was $3.0 million for fiscal year 2019, compared to $3.4 million for fiscal year 2018.

Income tax expense for fiscal year 2019 was $969,000 compared to $910,000 for fiscal year 2018. The effective tax expense rate for fiscal year 2019 was 32.7% as compared to 26.6% for fiscal year 2018. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income and non-deductible expenses. Per diem paid to the Company’s production personnel, where required by contract and federal law, results in the Company’s largest source of non-deductible expense. The non-deductible portion of per diem was $879,000 and $633,000 in fiscal years 2019 and 2018, respectively.

Dividends on preferred stock for fiscal years ended September 30, 2019 and 2018 were $309,000.

The net income available to common shareholders was $1.7 million for the year ended September 30, 2019 compared to $2.2 million for the year ended September 30, 2018.

Comparison of Financial Condition at September 30, 2019 Compared to September 30, 2018.

The Company had total assets of $55.9 million at September 30, 2019, an increase of $1.2 million from the prior fiscal year end balance of $54.7 million. Cash and cash equivalents totaled $4.6 million at September 30, 2019, an increase of $3.5 million from the prior year end balance of $1.1 million. The increase was primarily related to funding projects through line of credit borrowings, of which $10.0 million was refinanced as long-term debt. Contract assets totaled $6.7 million at September 30, 2019, an increase of $1.3 million from the prior year end balance of $5.4 million. This increase was primarily due to the increase in costs and estimated earnings in excess of billings at September 30, 2019 as compared to at September 30, 2018. The aggregate balance of accounts receivable, retainages receivable, allowance for doubtful accounts and other receivables totaled $25.1 million at September 30, 2019, a decrease of $2.2 million from the combined prior year end balance of $27.3 million. The decreases of $1.4 million in retainages receivable and $805,000 in accounts receivable and other receivables were due to collections under contractual terms. Prepaid expenses and other totaled $2.7 million at September 30, 2019, a decrease of $1.4 million from the prior year end balance of $4.1 million. The decrease was primarily due to the reduction of various prepaid insurance accounts based on labor cost expensed or standard monthly charges. Net property, plant and equipment totaled $16.8 million at September 30, 2019 and 2018. Acquisitions totaled $4.5 million for fiscal year 2019 while depreciation expense was $4.2 million, and the net impact of disposals was $371,000.

Liabilities totaled $31.3 million at September 30, 2019, a decrease of $137,000 from the prior year end balance of $31.4 million. Accounts payable totaled $2.9 million as of September 30, 2019, a decrease of $3.3 million from the prior year end balance of $6.2 million. The decrease was due to the timing of payments to material and equipment providers. Lines of credit and short-term borrowings totaled $4.0 million at September 30, 2019, a decrease of $2.1 million from the prior year end balance of $6.1 million. This decrease was primarily due to repayments against the Company’s operating line of credit. Accrued expenses and other current liabilities totaled $3.5 million at September 30, 2019, a decrease of $792,000 from the prior year end balance of $4.3 million. The decrease was primarily due to lower labor expenses incurred towards the end of fiscal year 2019 compared to 2018. Income tax payable totaled $0 at September 30, 2019, as compared to a balance of $545,000 at September 30, 2018. The decrease was due to the payment of fiscal year 2018 income taxes and an expected minimal overpayment on fiscal year 2019 estimated income tax payments. The aggregate balance of current maturities of long-term debt and long-term debt totaled $15.4 million at September 30, 2019, an increase of $5.7 million from the prior year end balance of $9.7 million. The increase was primarily due to $10.0 million refinanced from line of credit borrowings to long-term debt, partially offset by principal repayments on long-term debt. Net deferred income tax payable totaled $1.9 million at September 30, 2019, a $597,000 increase from the prior year end balance of $1.3 million. The increase was primarily due to deferred income tax payable resulting from bonus depreciation on fiscal year 2019 property, plant and equipment acquisitions. Contract liabilities totaled $3.5 million at September 30, 2019, an increase of $194,000 from the prior year end balance of $3.3 million. This increase was due to a larger number of overbillings when comparing the billed revenue and percentage of cost completed on construction projects in 2019 as compared to 2018.

Shareholders’ equity totaled $24.7 million at September 30, 2019, an increase of $1.4 million from the prior year end balance of $23.3 million. This increase was primarily due to the $2.0 million in net income generated by the Company in fiscal year 2019, partially offset by $309,000 in dividends paid on preferred stock and $301,000 from the repurchase of common shares of Company stock.

Liquidity and Capital Resources

Indebtedness

On January 31, 2014, the Company entered into a financing arrangement (“Term Note”) with United Bank and Summit Community Bank. The financing arrangement was a five-year term loan in the amount of $8.8 million. In addition, the Company entered into a separate five-year term loan agreement with First Guaranty Bank for $1.6 million, which was later refinanced by United Bank, Inc. Both loans were collateralized by the Company’s accounts receivable and equipment and were paid off during the second quarter of fiscal year 2019.

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 monthly. The interest rate on this loan agreement is 4.82% with monthly payments of $7,800. The interest rate on this note is subject to change from time to time based on changes in The U.S. Treasury yield, adjusted to a constant maturity of three years as published by the Federal Reserve weekly. The loan is collateralized by the building purchased under this agreement. As of September 30, 2019, the Company has made principal payments of $189,000.

On September 16, 2015, the Company entered into a $2.5 million Non-Revolving Note agreement with United Bank. This six-year agreement gave the Company access to a $2.5 million line of credit (“Equipment Line of Credit”), specifically for the purchase of equipment, for the period of one year with an interest rate of 5.0%. After the first year, all borrowings against the Equipment Line of Credit were converted to a five-year term note agreement with an interest rate of 5.0%. The Company borrowed $2.5 million against this loan, which is collateralized by the equipment purchased under this agreement. As of September 30, 2019, the Company had made principal payments of $1.5 million.

On November 13, 2015, the Company entered into a 10-year $1.1 million loan agreement with United Bank to purchase the fabrication shop and property Nitro had previously been leasing for $12,900 each month. The interest rate on the loan agreement is 5.5% with monthly payments of $12,028. The loan is collateralized by the building and property purchased under this agreement. As of September 30, 2019, the Company has made principal payments of $348,000.

On June 28, 2017, the Company entered into a $5.0 million Non-Revolving Note agreement with United Bank. This five-year agreement gave the Company access to a $5.0 million line of credit (“Equipment Line of Credit 2017”), specifically for the purchase of equipment, for a period of three months with an interest rate of 4.99%. After three months, all borrowings against the Equipment Line of Credit 2017 were converted to a five-year term note agreement with an interest rate of 4.99%. The Company borrowed $5.0 million against this loan, which is collateralized by the equipment purchased under this agreement. As of September 30, 2019, the Company had made principal payments of $2.0 million.

On May 30, 2019, the Company entered into Term Note 2019 with United Bank which refinanced the $10.0 million borrowed on Operating Line of Credit (2019) to a five-year term note with a fixed interest rate of 5.50%. The purpose of this note was to finance a specific construction project completed in September 2019. The Company anticipates paying off Term Note (2019) in less than one year. Covenants for the loan are the same as the $12.5 million component of Operating Line of Credit (2019). The loan is collateralized by the Company’s equipment. The refinancing effectively reset the Company’s line of credit borrowings to zero as of May 30, 2019 and did not affect the conditions of subsequent borrowings. As of September 30, 2019, the Company had made principal payments of $2.1 million.

Operating Line of Credit

On March 21, 2018, the Company entered into a financing agreement (“Operating Line of Credit (2018)”) with United Bank, Inc., (“United Bank”), to provide the Company with a $15.0 million revolving line of credit. This line had a $12.5 million component and a $2.5 million component, each with separate borrowing requirements. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%. The effective date of this agreement was February 27, 2018 and it replaced the $15.0 million revolving line of credit (“Operating Line of Credit (2017)”) entered into with United Bank effective February 27, 2017. Operating Line of Credit (2018) expired on February 28, 2019 but was extended through April 28, 2019. The Company received a twelve-month extension (“Operating Line of Credit (2019)”) through April 28, 2020 on May 7, 2019.

The Company had borrowed $5.5 million against the Operating Line of Credit (2018) as of September 30, 2018 and had up to $7.0 million available to borrow against the first $12.5 million depending on the Company’s borrowing base report. The Company had borrowed an additional $4.5 million for a total of $10.0 million against the Operating Line of Credit (2019) as of May 30, 2019. On May 30, 2019, the Company entered into Term Note 2019 with United Bank which refinanced the $10.0 million borrowed on Operating Line of Credit (2019) to a five-year term note with a fixed interest rate of 5.50%. The purpose of this note is to finance a specific construction project completed in September 2019. Company anticipates paying off Term Note (2019) in less than one year. The refinancing effectively reset the Company’s line of credit borrowings to zero as of May 30, 2019 and did not affect the conditions of subsequent borrowings. Based on the borrowing base calculation, the Company could borrow up to $11.5 million as of September 30, 2019. The Company had borrowed $3.5 million on the line of credit, leaving $8.0 million available on the line of credit.

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

Under the terms of the agreement, the Company must meet the following additional requirements for draw requests causing the borrowings to exceed $12.5 million:

1.	Minimum traditional debt service coverage of 2.0x to be measured quarterly on a rolling twelve-month basis
2.	Minimum tangible net worth of $21.0 million to be measured quarterly

The Company was in compliance with all covenants for the $12.5 million component of Operating Line of Credit (2019) at September 30, 2019.

As of September 30, 2019, the Company had $4.6 million in cash and working capital of $20.8 million. The maturities of long-term and short-term debt, which includes line of credit borrowings, term notes payable to banks, and notes payable on various equipment purchases, were as follows:

2020	$8,429,283
2021	3,977,300
2022	3,286,263
2023	2,419,847
2024	273,646
Thereafter	1,067,240
$19,453,579

Off-Balance Sheet Transactions

Due to the nature of our industry, we often enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected on our balance sheets. Though for the most part not material in nature, some of these are:

Leases

Our work often requires us to lease various facilities, equipment and vehicles. These leases usually are short term in nature, one year or less though at times we may enter longer term leases when warranted. By leasing equipment, vehicles and facilities, we can reduce our capital outlay requirements for equipment, vehicles and facilities that we may only need for short periods of time.

Letters of Credit

Certain of our customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors, vendors, etc. on various customer projects. At September 30, 2019, the Company did not have any outstanding letters of credit.

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

Beginning in February 2014 and currently in effect, the Company entered into an agreement with a surety company to provide bonding which will suit the Company’s immediate needs. The ability to obtain bonding for future contracts is an important factor in the contracting industry with respect to the type and value of contracts that can be bid.

Depending upon the size and conditions of a particular contract, the Company may be required to post letters of credit or other collateral in favor of the insurer. Posting of these letters or other collateral will reduce our borrowing capabilities. The Company does not anticipate any claims in the foreseeable future. At September 30, 2019, the Company had $5.7 million in performance bonds outstanding.

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

The Company had two customers that exceeded 10.0% of revenues for the year ended September 30, 2019. The two customers, Full Stream Goff Connector, LLC and TransCanada Corporation, represented 29.0% and 11.8% of revenues, respectively. The Company had two customers that exceeded 10.0% of receivables net of retention. These two customers, Full Stream Goff Connector, LLC and TransCanada Corporation, represented 22.0% and 12.2% of receivables net of retention, respectively. The Company had two customers that exceeded 10.0% of revenues for the year ended September 30, 2018. The two customers, Full Stream Goff Connector, LLC and Toyota Motor Manufacturing, represented 17.3% and 13.3% of revenues, respectively. The Company had two customers that exceeded 10.0% of receivables net of retention. These two customers, Full Stream Goff Connector, LLC and TransCanada Corporation, represented 25.5% and 22.3% of receivables net of retention, respectively.

The Company’s consolidated operating revenues for the year ended September 30, 2019 were $174.5 million of which 60.4% was attributable to gas and petroleum contract work, 32.6% to electrical and mechanical contract services and 7.0% to water and sewer contract installations and other ancillary services. The Company’s consolidated operating revenues for the year ended September 30, 2018 were $135.5 million of which 51.5% was attributable to gas and petroleum contract work, 41.7% to electrical and mechanical contract services and 6.8% to water and sewer contract installations and other ancillary services.

Litigation

In February 2018, the Company filed a lawsuit against a former customer related to a dispute over changes on a pipeline construction project. The Company is seeking $13.7 million in the lawsuit, none of which has been recognized in the Company’s financial statements. Other than described above, at September 30, 2019, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At September 30, 2019, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 each month. Mr. Douglas Reynolds, President of Energy Services, was a director and secretary of First Bank of Charleston. Mr. Nester Logan and Mr. Samuel Kapourales, directors of Energy Services, were also directors of First Bank of Charleston. On October 15, 2018, First Bank of Charleston was merged into Premier Bank, Inc., a wholly owned subsidiary of Premier Financial Bancorp, Inc. Mr. Marshall Reynolds, Chairman of the Board of Energy Services, holds the same position with Premier Financial Bancorp Inc. Mr. Keith Molihan and Mr. Neal Scaggs are both directors of Energy Services and hold the same position with Premier Financial Bancorp, Inc. The interest rate on the loan agreement is 4.82% with monthly payments of $7,800. As of September 30, 2019, we have paid approximately $189,000 in principal and approximately $256,000 in interest since the beginning of the loan. There were no new material related party transactions entered into during the fiscal year ended September 30, 2019.

Certain Energy Services subsidiaries routinely engage in transactions in the normal course of business with each other, including sharing employee benefit plan coverage, payment for insurance and other expenses on behalf of other affiliates, and other services incidental to business of each of the affiliates. All revenue and related expense transactions, as well as the related accounts payable and accounts receivable have been eliminated in consolidation.

Inflation

Due to relatively low levels of inflation during the years ended September 30, 2019 and 2018, inflation did not have a significant effect on our results.

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

Identify the Contract

The first step in applying Accounting Standards Codification (ASC) 606 is to identify the contract(s) with the customer. To do so, the Company evaluates indicators of the existence of the contract.

Certain conditions must be present for there to be a contract with a customer:

•	The parties to the contract have approved the contract (in writing, orally, or in accordance with other customary business practices) and are committed to perform their respective obligations.

•	The Company can identify each party’s rights regarding the goods or services to be transferred.

•	The Company can identify the payment terms for the goods or services to be transferred.

•	The contract has commercial substance (that is, the risk, timing, or amount of the entity’s future cash flows is expected to change as a result of the contract).

It is probable that the Company will collect the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer. In evaluating whether collectability of an amount of consideration is probable, the Company shall consider only the customer’s ability and intention to pay that amount of consideration when it is due. The amount of consideration to which the entity will be entitled may be less than the price stated in the contract if the consideration is variable because the entity may offer the customer a price concession.

Identify Performance Obligations

Once the Company has determined that it has a contract with a customer as defined in Accounting Standards Codification (ASC) 606, the Company must determine what the performance obligations are. A performance obligation is defined in the ASC Master Glossary as:

A promise in a contract with a customer to transfer to the customer either:

•	A good or service (or a bundle of goods or services) that is distinct;

•	A series of distinct goods or services that are substantially the same and that have the same pattern of transfer to the customer.

Generally, performance obligations are clearly stated in the contract. The Company’s contracts usually contain one performance obligation that is satisfied over time because our performance typically creates or enhances an asset that the customer controls as the asset is created or enhanced.

In assessing whether promises to transfer goods or service to the customer are separately identifiable, a company considers the following factors:

•	The entity provides a significant service of integrating the goods or services with other goods or services promised in the contract into a bundle of goods or services that represent the combined output or outputs for which the customer has contracted. In other words, the entity is using the goods or services as inputs to produce or deliver the combined output or outputs specified by the customer. Combined output or outputs might include more than one phase, element, or unit.

•	One or more of the goods or services significantly modifies or customizes, or are significantly modified or customized by, one or more of the other goods or services promised in the contract.

•	The goods or services are highly interdependent or highly interrelated. In other words, each of the goods or services is significantly affected by one or more of the other goods or services in the contract. For example, in some cases, two or more goods or services are significantly affected by each other because the entity would not be able to fulfill its promise by transferring each of the goods or services independently.

Under ASC 606, contracts will be required to be combined when certain criteria are met. The new accounting standard requires contracts be combined prior to further assessment of the five elements, if one or more of the following criteria are met:

•	Negotiated at the same time with the same customer (or related party) with a single commercial objective in mind;

•	The consideration to be paid for one contract is dependent on another contract;

•	The promised goods and services in the contracts are a single performance obligation in accordance with the guidance.

If the promises do not meet the requirements for separating, the performance obligations shall be combined into one performance obligation.  A contract could have several performance obligations which in themselves include sets of promises that are not distinct and cannot be separated.

Management has made the assessment that the company is acting as a principal rather than as an agent (i.e., the company integrates the materials, labor and equipment into the deliverables promised to the customer) in all contract performed by the Company.

Determine Transaction Price

The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring goods and services to the customer. The consideration promised in a contract with customers may include both fixed amounts and variable amounts (e.g. bonuses/incentives or penalties/liquidated damages) to the extent that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved (i.e., probable and estimable).

Variable consideration is defined broadly and can take many forms, such as incentives, penalty provisions, price concessions, rebates or refunds.  Consideration is also considered variable if the amount the Company will receive is contingent on a future event occurring or not occurring, even though the amount itself is fixed.

The following are examples of variable considerations within a contract:

•	Claims and pending change orders;

•	Unpriced change orders;

•	Incentive and penalty provisions within the contract;

•	Shared savings;

•	Price concessions;

•	Liquidating damages; and

•	Unit price contracts with variable consideration.

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

Allocate Transaction Price

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

In accordance with Topic 606, the Company is required to estimate variable consideration when determining the contract transaction price by taking into account all the information (historical, current and forecasted) that is reasonably available and identifying a reasonable number of possible consideration amounts.  Management must include an estimate of any variable consideration using either the “expected value” method or the “most likely amount” method.

The “expected value” method estimates variable consideration based on the range of possible outcomes and the probabilities of each outcome.  This method might be most appropriate when the Company has a large number of contracts that have similar characteristics because it will likely have better information about the probabilities of various outcomes when there are a large number of similar transactions.

The “most likely amount” method estimates variable consideration based on the single most likely amount in a range of possible consideration amounts. This method might be the most predictive if the Company will receive one of only two possible amounts.

The method used is not a policy choice and should be applied consistently throughout a contract, however, is subject to guidance on constraining estimates of variable consideration. The Company may only include variable consideration within the transaction price to the extent that it is probable that a significant reversal of revenue will not occur when the uncertainty is subsequently resolved. This assessment will require the application of judgment.  While no single factor is determinative, the revenue standard includes factors to consider when assessing whether variable consideration should be constrained.

The following factors may increase the likelihood or the magnitude of a revenue reversal:

•	The amount of consideration is highly susceptible to factors outside the entity’s influence;

•	The uncertainty is not expected to be resolved for a long period of time;

•	The entity’s experience with similar types of contracts is limited;

•	The entity has a practice of offering a broad range of price concessions or changing the payment terms frequently; and

•	The contract has a broad range of possible consideration amounts.

Recognize Revenue

The Company disaggregates revenue based on our operating groups and contract types as it is the format that is regularly reviewed by management. Our reportable operating groups are: Petroleum and Gas, Water, Sewer and other services, and Electrical and Mechanical services. Our contract types are: Lump Sum, Unit Price, and Cost Plus and Time and Material (T&M).

The Company recognizes revenue as performance obligations are satisfied and control of the promised good and service is transferred to the customer. For Lump Sum contracts, revenue is ordinarily recognized over time as control is transferred to the customers by measuring the progress toward complete satisfaction of the performance obligation(s) using an input (i.e., “cost to cost”) method. For Unit Price, Cost Plus and T&M contracts, revenue is ordinarily recognized over time as control is transferred to the customers by measuring the progress toward satisfaction of the performance obligation(s) using an output method.

The Company does have certain service and maintenance contracts in which each customer purchase order is considered its own performance obligation recognized over time and would be recognized depending on the type of contract mentioned above. The Company also does certain T&M service work that is generally completed in a short duration and is recognized at a point in time.

All contract costs, including those associated with affirmative claims, change orders and back charges, are recorded as incurred and revisions to estimated total costs are reflected as soon as the obligation to perform is determined. Contract costs consist of direct costs on contracts, including labor and materials, amounts payable to subcontractors and outside equipment providers, direct overhead costs and internal equipment expense (primarily depreciation, fuel, maintenance and repairs).

The company recognizes revenue, but not profit, on certain uninstalled materials. Revenue on these uninstalled materials is recognized when the cost is incurred (when control is transferred), but the associated profit is not recognized until the end of the project. The costs of uninstalled materials will be tracked separately within the Company’s accounting software.

Pre-contract and bond costs, if required, on projects are generally immaterial to the total value of the Company’s contracts and are expensed when incurred. Project mobilization costs are also generally immaterial and charged to project costs as incurred. As a practical expedient, the Company recognizes these incremental costs as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less. For projects expected to last greater than one year, mobilization costs will be capitalized as incurred and amortized over the expected duration of the project. For these projects, mobilization costs will be tracked separately in the Company’s accounting software. This includes costs associated with setting up a project lot or lay-down yard, equipment, tool and supply transportation, temporary facilities and utilities and worker qualification and safety training.

Contracts may require the Company to warranty that work is performed in accordance with the contract; however, the warranty is not priced separately, and the Company does not offer customers an option to purchase a warranty. As of September 30, 2019, the Company does not have a material amount of costs expensed that would otherwise be capitalized and amortized.

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

Income Taxes

The Company and all subsidiaries file a consolidated federal and various state income tax returns on a fiscal year basis. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations for years ended prior to September 30, 2016.

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

U.S. GAAP also prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or to be taken on a tax return. This evaluation is a two-step process.  First, the recognition process determines if it is more likely than not that a tax position will be sustained based on the merits of the tax position upon examination by the appropriate taxing authority.  Second, a measurement process is calculated to determine the amount of benefit/expense to recognize in the financial statements if a tax position meets the more likely than not recognition threshold.  The tax position is measured at the greatest amount of benefit/expense that is more likely than not of being realized upon ultimate settlement.  Any interest and penalty related to the unrecognized tax benefits, as the result of recognition of tax obligations resulting from uncertain tax positions, are included in the provision for income taxes. The Company had not recognized any uncertain tax positions at September 30, 2019.

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

Self-Insurance

The Company has its workers’ compensation, general liability and auto insurance through a captive insurance company. While the Company believes that this arrangement has been very beneficial in reducing and stabilizing insurance costs; the Company does have to maintain a surety deposit to guarantee payments of premiums. That account had a balance of $1.9 million as of September 30, 2019. Should the captive insurance company experience severe losses over an extended period, it could have a detrimental effect on the Company.

Current and Non-Current Accounts Receivable and Provision for Doubtful Accounts

The Company provides an allowance for doubtful accounts when collection of an account is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates relating to, among others, our customers’ access to capital, our customers’ willingness or ability to pay, general economic conditions and the ongoing relationship with the customers. While most of our customers are large well capitalized companies, should they experience material changes in their revenues and cash flows or incur other difficulties and not be able to pay the amounts owed, this could cause reduced cash flows and losses in excess of our current reserves. At September 30, 2019, the management review deemed that the allowance for doubtful accounts was adequate.

Subsequent Events

Management has evaluated subsequent events through December 20, 2019, the date which the financial statements were available for issue.  There have been no material events noted during the period that would either impact the results reflected in the report or the Company’s results going forward.

On December 11, 2019, the Company declared a $0.05 special dividend to be paid on December 31, 2019 for stockholders as of December 23, 2019. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any future dividends will be within the discretion of our board of directors.

Subsequent to September 30, 2019, the Company had purchased 25,297 shares of common stock as of December 1, 2019, at a purchase value of $20,723.

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

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only Management’s report in this Annual Report.

(c) Changes in Internal Controls Over Financial Reporting

There has been no change in Energy Services of America Corporation’s internal control over financial reporting during Energy Services of America Corporation’s fourth quarter of fiscal year 2019 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

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

Charles Abraham, MD was appointed to the Board of Directors on January 1, 2016. Dr. Abraham is a retired Otolaryngology (Ear Nose & Throat) Specialist in Huntington, WV and was affiliated with multiple hospitals in the area, including Cabell Huntington Hospital, St. Mary’s Medical Center and Huntington. Dr. Abraham continues to practice part-time at the Veterans Affairs Medical Center. He received his medical degree from West Virginia University School of Medicine and has been in practice since 1968. He also received an MBA degree from Marshall University in August 1996. Dr. Abraham is certified by the American Board of Otolaryngology. Dr. Abraham’s healthcare experience and understanding of health insurance related matters makes him a valuable member of the Board.

Frank Lucente was appointed to the Board of Directors on June 19, 2019. Mr. Lucente, a retired Naval officer, holds a Masters in Business Administration (MBA) with a specialty in marketing from Marshall University in Huntington, WV. Mr. Lucente is the founder, owner and president of Sam’s Hot Dogs, Inc., a franchise with over 45 locations in Virginia, West Virginia, Kentucky, North Carolina, and Georgia. In addition, Mr. Lucente is the co-founder of Rocco’s Restaurants, Inc. in Ceredo, WV. From 2005 to 2016, Mr. Lucente served as a city council member in Waynesboro, VA and served stints as vice mayor and mayor during that time. Mr. Lucente has served as the chairman of the board of Rocco’s Italian Specialty Foods, Inc. since 2014.

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

Meetings of the Board of Directors

During fiscal 2019, the Board of Directors held twelve regular meetings and one special meeting. No director attended fewer than 75% in the aggregate of the total number of board meetings held. All directors serving on our committees attended more than 75% of the total number of committee meetings on which they served during fiscal 2019. Although not required, attendance of Board members at the Annual Meeting of Stockholders is encouraged. All members of our Board of Directors as of the Annual Meeting date attended the 2019 Annual Meeting of Stockholders.

Board Committees

Audit Committee. The Audit Committee consisted of Messrs. Scaggs, Logan and Molihan, with Mr. Scaggs acting as chairman of the committee in fiscal 2019. Mr. Logan served on the committee until his resignation on May 16, 2019. Mr. Lucente was appointed to the committee on November 20, 2019. The audit committee met four times during the fiscal year ended September 30, 2019. All the directors appointed to the audit committee are independent members of the board of directors, as defined by Securities and Exchange Commission rules (Rule 10A-3 of the Securities Exchange Act of 1934) and the NYSE American corporate governance listing standards. Each member of the audit committee is financially literate, and the Board of Directors has determined that Mr. Molihan qualifies as audit committee financial expert, as such term is defined by Securities and Exchange Commission rules. The committee’s charter can be found at: www.energyservicesofamerica.com/posting/Audit_Committee_Charter_v1.pdf.

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

The Audit Committee approved the appointment of Arnett Carbis Toothman to be our independent registered public accounting firm for the 2020 fiscal year. A representative of Arnett Carbis Toothman is expected to attend the 2020 Annual Meeting of Stockholders.

Nominating Committee. The Board has determined that the independent members of the Board of Directors will perform the duties of the nominating committee of the Board of Directors. The nominating committee does not have a written charter. The nominating committee will (i) identify individuals qualified to become members of the Board of Directors and recommend to the Board of Directors the nominees for election to the Board of Directors; (ii) recommend director nominees for each committee to the Board of Directors; and (iii) identify individuals to fill any vacancies on the Board of Directors. The nominating committee met one time during the fiscal year ended September 30, 2019.

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

The Compensation Committee

The compensation committee consisted of directors Joseph L. Williams, Keith Molihan and Nester S. Logan until his resignation on May 16, 2019. Each member of the compensation committee is considered “independent” as defined in the NYSE American corporate governance listing standards. The Board of Directors has not adopted a written charter for the Committee. The compensation committee met one time during fiscal year 2019.

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

For 2019, in making compensation decisions, the compensation committee did not use strict numerical formulas to determine the compensation paid to our executive officers. However, the committee considered a variety of factors in its deliberations over executive compensation, emphasizing the profitability and scope of our operations, the experience, expertise and management skills of the named executive officers and their role in our future success, as well as compensation surveys prepared by professional firms to determine compensation paid to executives performing similar duties for comparable companies. While the quantitative and non-quantitative factors described above were considered by the committee in determining the compensation paid to our named executive officers, such factors were not assigned a specific weight in evaluating the performance of the named executive officers. In determining the Chief Executive Officer’s bonus, the Chairman of the Board also considers the above factors and makes a recommendation to the committee which authorizes such bonus. For the other named executive officer, the Chief Executive Officer considers the above factors and makes a recommendation to the committee which authorized his bonus. The Company paid $40,000 in bonuses to the named executive officers during fiscal year 2019.

The Compensation Committee has authority to approve the engagement of any compensation consultant it uses and the fees for those services. However, the Compensation Committee did not engage a compensation consultant to assist in determining the amount or form of executive and director compensation with respect to fiscal year 2019.

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

Summary Compensation Table for Named Executive Officers. The following table shows the compensation of the Company’s executive officers for the years ended September 30, 2019 and 2018. Messrs. Reynolds and Crimmel were the only executive officers who received total compensation in excess of $100,000 for services to the Company or any of its subsidiaries during the years ended September 30, 2019 or 2018.

Summary Compensation Table
Name and principal position	Year	Salary	Bonus	Stock awards	All other compensation (1)	Total
Douglas V. Reynolds	2019	$80,000	$30,000	$-	$4,154	$114,154
President and Chief	2018	$80,000	$-	$-	$3,600	$83,600
Executive Officer

Charles P. Crimmel	2019	$120,016	$10,000	$-	$5,851	$135,867
Secretary/Treasurer and	2018	$104,965	$-	$-	$4,724	$109,689
Chief Financial Officer

(1)	Other compensation in 2019 includes 401(k) plan matching contributions of $4,154 for Mr. Reynolds and $5,851 for Mr. Crimmel. Other compensation in 2018 includes 401(k) plan matching contributions of $3,600 for Mr. Reynolds and $4,724 for Mr. Crimmel.

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

For fiscal year 2019, no awards were granted under LTIP to the named executive officers by the compensation committee.

Energy Services 401(k) Plan

401(k) Retirement Plans

We maintain the Energy Services of America Staff 401(k) Retirement Plan (the “Plan”). Our three wholly owned subsidiaries, C. J. Hughes Construction Company, Inc., Nitro Construction Services, Inc., and Contractors Rental Corporation adopted the Plan on behalf of their non-union employees. Employees are eligible to participate in the Plan upon completion of six months of service but must wait until a quarterly entry date to join the Plan. Employees may contribute eligible wages up to the maximum indexed dollar amount set by the Internal Revenue Service, which was $19,000 for 2019. In addition, participants who are age 50 or older by the end of the Plan year may elect to defer up to an additional $6,000 into the 401(k) Plan for 2019. The Company provided a matching contribution to each participant’s account equal to 100% of each dollar contributed for the first 3% of eligible wages and 50% of each dollar contributed for the next 3% of eligible wages. The Company’s matching contribution is used by the Plan’s third-party administrator to purchase Energy Services of America stock from the open market. Additionally, each Plan year, the Company may make discretionary profit-sharing contributions for participants who are actively employed on the last day of the Plan year. The discretionary contributions will be allocated to a qualifying participant’s individual account based on the ratio of his or her compensation to the total compensation of all qualifying participants for the Plan year. No discretionary profit-sharing contributions were made in 2019. Participants direct the investment of their account in the Plan, selecting from investment funds provided under the Plan. Participants receive quarterly benefit statements that provide information on their account balances and have immediate access to their account through an Interactive Voice Response System and the Internet. Plan benefits are paid as soon as administratively possible following the participant’s termination of employment. Lump sums, partial payments and installment payments are available if the participant’s account balance exceeds $1,000.

Energy Services of America Corporation 2009 Employee Stock Purchase Plan

The plan enables eligible employees to purchase common stock through payroll deductions. The plan is intended to qualify under Section 423 of the Internal Revenue Code and its regulations. Up to 1,200,000 shares of common stock, subject to adjustments, may be issued under this plan. An eligible employee’s stock purchases during a calendar year may not exceed the lesser of: (a) a percentage of the participant’s compensation or a total dollar amount as specified by the committee or (b) $25,000. During 2019, we did not utilize the plan.

Directors’ Compensation

Director Compensation. The table set forth below shows the compensation of our non-executive directors for the fiscal year ended September 30, 2019. We did not make any non-equity incentive plan awards to directors and there were no preferential earnings on nonqualified deferred compensation. Each Director received retainer fees of $1,000 per month. No fee payments were made for committee participation.

Name	Fees earned or paid in cash ($)		Stock Awards ($)	All other compensation ($)	Total
Marshall T. Reynolds	$12,000		$-	$-	$12,000
Samuel G. Kapourales	12,000		-	-	12,000
Jack M. Reynolds	12,000		-	-	12,000
Neal W. Scaggs	12,000		-	-	12,000
Joseph L. Williams	12,000		-	-	12,000
Keith Molihan	12,000		-	-	12,000
Nester S. Logan	8,000	(1)	-	-	8,000
Frank Lucente	4,000	(2)	-	-	4,000
Bruce H. Elliott	12,000		-	-	12,000
Charles Abraham	12,000		-	-	12,000
Total	$108,000		$-	$-	$108,000

(1)  Resigned effective May 16, 2019

(2)  Appointed June 19, 2019

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Persons and groups who beneficially own in excess of five percent of our common stock are required to file certain reports with the Securities and Exchange Commission regarding such ownership. The following table sets forth, as of September 30, 2019, the shares of common stock beneficially owned by each person who was the beneficial owner of more than five percent of our outstanding shares of common stock, as well as the shares owned by our directors and executive officers as a group.

Name and Address of Beneficial Owners	Amount of Shares Owned and Nature of Beneficial Ownership (1)		Percent of Shares of Common Stock Owned	Preferred Shares Owned	Percent of Shares of Preferred Stock Owned
All Directors and Executive Officers
as a Group (11 persons)	7,265,650	(2)	45.39%	125	60.68%

Principal Stockholders:

Marshall T. Reynolds	2,426,796	(3)	16.30%	58	28.16%
75 West 3rd Ave.
Huntington, WV 25701

Douglas V. Reynolds	1,681,681	(4)	11.86%	15	7.28%
75 West 3rd Ave.
Huntington, WV 25701

Samuel G. Kapourales	761,474	(5)	5.37%	16	7.77%
75 West 3rd Ave.
Huntington, WV 25701

(1)	In accordance with Rule 13d-3 under the Security Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table of any shares of common stock if he has sole or shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the date as of which beneficial ownership is being determined. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares. Includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.
(2)	Includes 2,083,333 shares of common stock issuable upon conversion of shares of preferred stock.
(3)	Includes 966,667 shares of common stock issuable upon conversion of shares of preferred stock.
(4)	Includes 250,000 shares of common stock issuable upon conversion of shares of preferred stock and 43,430 common shares related to 401(k) match. held by third party plan administrator
(5)	Includes 266,667 shares of common stock issuable upon conversion of shares of preferred stock.

The table below sets forth certain information regarding our Board of Directors and executive officers, including the terms of office of board members and the ownership of our securities.

Names and Address (1)	Age (2)	Position Held	Director Since	Current Term to Expire	Shares of Common Stock Beneficially Owned on Record Date (3)		Percent of Common Shares	Preferred Shares Owned	Percent of Preferred Shares
Directors:

Marshall T. Reynolds	83	Chairman and Director	2006	2020	2,426,796	(4)	16.30%	58	28.16%

Douglas V. Reynolds	43	President and Chief Executive Officer, Director	2008	2020	1,681,681	(5)	11.86%	15	7.28%

Samuel G. Kapourales	84	Director	2010	2020	761,474	(6)	5.37%	16	7.77%

Jack M. Reynolds	54	Director	2006	2020	458,216	(7)	3.29%	1	0.49%

Neal W. Scaggs	83	Director	2006	2020	670,206	(8)	4.72%	16	7.77%

Joseph L. Williams	74	Director	2006	2020	139,481	(9)	1.00%	1	0.49%

Keith Molihan	77	Director	2008	2020	29,167	(10)	0.21%	1	0.49%

Frank S. Lucente	74	Director	2019	2020	332,165	(11)	2.38%	2	0.97%

Bruce H. Elliott	64	Director	2014	2020	203,750		1.46%	-	0.00%

Charles Abraham	76	Director	2016	2020	547,254	(12)	3.86%	15	7.28%

Charles P. Crimmel	46	Chief Financial Officer	n/a	n/a	15,462	(13)	0.11%	-	0.00%

All Directors and Executive Officers as a Group (11 persons)					7,265,650	(14)	45.39%	125	60.68%

(1)	The mailing address for each person is 75 West 3rd Ave., Huntington, WV 25701
(2)	As of September 30, 2019.
(3)	In accordance with Rule 13d-3 under the Security Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table of any shares of common stock if he has sole or shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the date as of which beneficial ownership is being determined. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares. Includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.
(4)	Includes 966,667 shares of common stock issuable upon conversion of shares of preferred stock.
(5)	Includes 250,000 shares of common stock issuable upon conversion of shares of preferred stock and 43,430 common shares related to 401(k) match held by third party plan administrator.
(6)	Includes 266,667 shares of common stock issuable upon conversion of shares of preferred stock.
(7)	Includes 16,667 shares of common stock issuable upon conversion of shares of preferred stock.
(8)	Includes 266,667 shares of common stock issuable upon conversion of shares of preferred stock.
(9)	Includes16,667 shares of common stock issuable upon conversion of shares of preferred stock.
(10)	Includes 16,667 shares of common stock issuable upon conversion of shares of preferred stock.
(11)	Includes 33,333 shares of common stock issuable upon conversion of shares of preferred stock.
(12)	Includes 250,000 shares of common stock issuable upon conversion of shares of preferred stock.
(13)	Includes 15,462 shares of common stock related to 401(k) match held by third party plan administrator.
(14)	Includes 2,083,333 shares of common stock issuable upon conversion of shares of preferred stock.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

We intend that all transactions between us and our executive officers, directors, holders of 10% or more of the shares of any class of our common stock and affiliates thereof, will be on terms no less favorable than those terms given to unaffiliated third parties and will be approved by a majority of our independent outside directors not having any interest in the transaction.

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 each month. Mr. Douglas Reynolds, President of Energy Services, was a director and secretary of First Bank of Charleston. Mr. Nester Logan and Mr. Samuel Kapourales, directors of Energy Services, were also directors of First Bank of Charleston. On October 15, 2018, First Bank of Charleston was merged into Premier Bank, Inc., a wholly owned subsidiary of Premier Financial Bancorp, Inc. Mr. Marshall Reynolds, Chairman of the Board of Energy Services, holds the same position with Premier Financial Bancorp Inc. Mr. Keith Molihan and Mr. Neal Scaggs are both directors of Energy Services and hold the same position with Premier Financial Bancorp, Inc. The interest rate on the loan agreement is 4.82% with monthly payments of $7,800. As of September 30, 2019, we have paid approximately $189,000 in principal and approximately $256,000 in interest since the beginning of the loan. There were no new material related party transactions entered into during the fiscal year ended September 30, 2019.

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

Board Independence

The Board of Directors consists of a majority of “independent directors” within the meaning of the NYSE American corporate governance listing standards. The Board of Directors has determined that Messrs. Scaggs, Molihan, Williams, Kapourales, Abraham, Lucente and Elliott are “independent directors” within the meaning of such standards. Mr. Logan was an independent director until his resignation on May 16, 2019. There were no transactions not required to be reported under “Certain Relationships and Related Transactions” that were considered in determining the independence of our directors.

ITEM 14.	Principal Accountant Fees and Services

Audit Fees

We were billed by Arnett Carbis Toothman, our independent registered public accountant, $148,223 and $115,926 for the services they have performed in connection with the audit of our financial statements included in our Annual Report for fiscal 2019 and 2018, respectively and for the review of interim financial statements included in our quarterly reports on Form 10-Q during these periods.

Audit-Related Fees

During fiscal years 2019 and 2018, we had no audit-related fees.

Tax Fees

During the fiscal years ended September 30, 2019 and 2018, we were billed by Arnett Carbis Toothman $60,256 and $54,663, respectively, for tax compliance services. Income tax fees were higher in fiscal year 2018 primarily due to net operating loss issues arising in fiscal year 2017 and cost incurred in 2018.

Employee Benefit Plan

During the fiscal years ended September 30, 2019 and 2018, we were billed by Arnett Carbis Toothman $48,473 and $36,866, respectively, for the services they performed in connection with the audit of our 401(k) Plan and Form 11-K filing.

All Other Fees

During fiscal years 2019 and 2018, we were billed by Arnett Carbis Toothman, $11,585 and $4,869, respectively, for fees billed for products and services provided by our independent registered public accounting firm other than those set forth above. These fees consisted primarily of travel and postage expenses.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

The audit committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the service or category of services and is generally subject to a specific budget. The audit committee has delegated pre-approval authority to its Chairman when expedition of services is necessary. The independent registered public accounting firm and management are required to periodically report to the full audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. All the fees paid in the audit-related, tax and all other categories during 2019 and 2018 were approved per the pre-approval policies.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(a)(1)	Consolidated Financial Statements

Energy Services of America Corporation

	Report of Independent Registered Public Accounting Firm	F-1

	Consolidated Balance Sheets, September 30, 2019 and September 30, 2018	F-2

	Consolidated Statements of Income, Years Ended September 30, 2019 and September 30, 2018	F-3

	Consolidated Statements of Cash Flows, Years Ended September 30, 2019 and September 30, 2018	F-4

	Consolidated Statements of Changes in Shareholders’ Equity, Years Ended September 30, 2019 and September 30, 2018	F-5

	Notes to Consolidated Financial Statements	F-6

(a)(2)	Consolidated Financial Statement Schedules

No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes

(a)(3)	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment to the Registrant’s Certificate of Incorporation (1)
3.4	Certificate of Designations Series A Preferred Stock (4)
4.1	Form of Certificate of Common Stock (1)
4.2	Description of Common Stock
10.1	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (1)
10.2	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders (1)
10.3	Form of Letter Agreement between Chapman Printing Co. and the Registrant regarding administrative support (1)
10.4	Form of Amended Registration Rights Agreement among the Registrant and the Initial Stockholders (1)
10.6.1	Energy Services of America Corporation Employee Stock Purchase Plan (2)
10.6.2	Energy Services of America Corporation Long Term Incentive Plan (3)
14	Code of Ethics (1)
21	List of subsidiaries
23	Consent of Arnett Carbis Toothman LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registration Statement on Form S-1 of Energy Services of America Corp. (file no. 333-133111), originally filed with the Securities and Exchange Commission on April 7, 2006, as amended.
(2)	Filed as Appendix A to the Schedule 14-A filed with the Securities and Exchange Commission on October 16, 2008.
(3)	Filed as Appendix A to the Schedule 14-A filed with the Securities and Exchange Commission on July 2, 2010.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on August 8, 2013.

(b)	The exhibits listed under (a)(3) above are filed herewith.
(c)	Not applicable.

ITEM 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY SERVICES OF AMERICA CORPORATION

Date: December 20, 2019	By:	/s/ Douglas V. Reynolds
Douglas V. Reynolds
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Position	Date

By	/s/ Marshall T. Reynolds	Chairman of the Board	December 20, 2019
Marshall T. Reynolds

By	/s/ Jack Reynolds	Director	December 20, 2019
Jack R. Reynolds

By	/s/ Charles P. Crimmel	Chief Financial Officer	December 20, 2019
	Charles P. Crimmel	(Principal Financial and Accounting Officer)

By	/s/ Neal W. Scaggs	Director	December 20, 2019
Neal W. Scaggs

By	/s/ Joseph L. Williams	Director	December 20, 2019
Joseph L. Williams

By	/s/ Keith Molihan	Director	December 20, 2019
Keith Molihan

By	/s/ Frank S. Lucente	Director	December 20, 2019
Frank S. Lucente

By	/s/ Bruce H. Elliott	Director	December 20, 2019
Bruce H. Elliott

By	/s/ Samuel G. Kapourales	Director	December 20, 2019
Samuel G. Kapourales

By	/s/ Charles Abraham	Director	December 20, 2019
Charles Abraham

By	/s/ Douglas V. Reynolds	President and Chief Executive Officer, and	December 20, 2019
	Douglas V. Reynolds	Director
(Principal Executive Officer)

actcpas.com 101 Washington Street East P.O. Box 2629 Charleston, WV 25329 304.346.0441 office│ 304.346.8333 fax 800.642.3601

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Energy Services of America Corporation

Huntington, West Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Energy Services of America Corporation and subsidiaries (the Company) as of September 30, 2019 and 2018, the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Charleston, West Virginia

December 20, 2019

ENERGY SERVICES OF AMERICA CORPORATION

CONSOLIDATED BALANCE SHEETS

As of September 30, 2019 and 2018

Assets	2019	2018
Current assets
Cash and cash equivalents	$4,578,275	$1,065,550
Accounts receivable-trade	21,678,622	22,227,555
Allowance for doubtful accounts	(70,310)	(83,885)
Retainages receivable	3,521,561	4,919,351
Other receivables	10,008	266,179
Contract assets	6,659,707	5,353,375
Prepaid expenses and other	2,734,974	4,117,276
Total current assets	39,112,837	37,865,401

Property, plant and equipment, at cost	51,268,358	48,278,427
less accumulated depreciation	(34,453,157)	(31,462,438)
Total fixed assets	16,815,201	16,815,989

Total assets	$55,928,038	$54,681,390

Liabilities and shareholders' equity
Current liabilities
Current maturities of long-term debt	$4,403,573	$3,221,268
Lines of credit and short term borrowings	4,025,710	6,069,247
Accounts payable	2,919,618	6,204,870
Accrued expenses and other current liabilities	3,509,373	4,301,515
Contract liabilities	3,455,288	3,261,201
Income tax payable	-	545,237
Total current liabilities	18,313,562	23,603,338

Long-term debt, less current maturities	11,024,296	6,468,630
Deferred income taxes payable	1,925,823	1,328,375
Total liabilities	31,263,681	31,400,343

Shareholders' equity

Preferred stock, $.0001 par value
Authorized 1,000,000 shares, 206 issued at September 30, 2019 and 2018	-	-

Common stock, $.0001 par value Authorized 50,000,000 shares 14,839,836 issued and 13,924,789 outstanding at September 30, 2019 and 14,839,836 issued and 14,194,517 outstanding at September 30, 2018	1,484	1,484

Treasury stock, 915,047 shares at September 30, 2019 and 645,319 at September 30, 2018	(91)	(65)

Additional paid in capital	60,938,896	61,239,470
Retained earnings (deficit)	(36,275,932)	(37,959,842)
Total shareholders' equity	24,664,357	23,281,047

Total liabilities and shareholders' equity	$55,928,038	$54,681,390

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

For the years ended September 30, 2019 and 2018

	2019	2018
Revenue	$174,541,155	$135,482,771

Cost of revenues	161,861,357	123,833,517

Gross profit	12,679,798	11,649,254

Selling and administrative expenses	8,857,386	7,728,182
Income from operations	3,822,412	3,921,072

Other income (expense)
Interest income	58,023	132,342
Other nonoperating expense	(112,814)	(174,576)
Interest expense	(1,064,222)	(916,675)
Gain on sale of equipment	258,082	456,894
	(860,931)	(502,015)

Income before income taxes	2,961,481	3,419,057

Income tax expense	968,571	910,034

Net income	1,992,910	2,509,023

Dividends on preferred stock	309,000	309,000

Net income available to common shareholders	$1,683,910	$2,200,023

Weighted average shares outstanding-basic	14,064,871	14,234,571

Weighted average shares-diluted	17,498,204	17,667,904

Earnings per share available to common shareholders	$0.120	$0.155

Earnings per share-diluted available to common shareholders	$0.096	$0.125

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended September 30, 2019 and 2018

Cash flows from operating activities:	2019	2018
Net income	$1,992,910	$2,509,023

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation expense	4,157,849	4,209,056
Gain on sale of equipment	(258,082)	(456,894)
Provision for deferred taxes	597,448	(139,467)
Decrease in contracts receivable	535,358	888,402
Decrease (increase) in retainage receivable	1,397,790	(1,145,459)
Decrease (increase) in other receivables	256,171	(32,656)
Increase in contract assets	(1,306,332)	(2,491)
Decrease in prepaid expenses	1,382,302	948,740
Increase (decrease) in accounts payable	(3,285,252)	682,727
Decrease in accrued expenses	(792,142)	(29,767)
Increase in contract liabilities	194,087	1,087,236
Decrease in income taxes payable	(545,237)	545,237
Net cash provided by operating activities	4,326,870	9,063,687

Cash flows from investing activities:
Investment in property and equipment	(3,364,985)	(1,883,126)
Proceeds from sales of property and equipment	629,228	544,595
Net cash used in investing activities	(2,735,757)	(1,338,531)

Cash flows from financing activities:
Preferred dividends paid	(309,000)	(309,000)
Treasury stock purchased by company	(300,600)	(49,795)
Borrowings on lines of credit and short term debt, net of (repayments)	7,956,463	(3,363,721)
Principal payments on long term debt	(5,425,251)	(4,612,615)
Net cash provided by (used in) financing activities	1,921,612	(8,335,131)

Increase (decrease) in cash and cash equivalents	3,512,725	(609,975)
Cash and cash equivalents beginning of period	1,065,550	1,675,525
Cash and cash equivalents end of period	$4,578,275	$1,065,550

Supplemental schedule of noncash investing and financing activities:
Purchases of property & equipment under financing agreements	$1,163,222	$37,112
Insurance premiums financed	$3,159,083	$3,130,859
Accrued dividends on preferred stock	$77,250	$77,250
Line of credit refinance to long-term debt	$10,000,000	$-

Supplemental disclosures of cash flows information:

Cash paid during the year for:
Interest	$1,064,222	$916,675
Income taxes	$798,430	$346,065

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the years ended September 30, 2019 and 2018

						Total
	Common Stock		Additional Paid	Retained	Treasury	Shareholders'
	Shares	Amount	in Capital	Earnings (deficit)	Stock	Equity
Balance at September 30, 2017	14,239,836	$1,484	$61,289,260	$(40,159,865)	$(60)	$21,130,819

Net income	-	-	-	2,509,023	-	2,509,023

Accrued preferred dividends	-	-	-	(309,000)	-	(309,000)

Treasury stock purchased by company	(45,319)	-	(49,790)	-	(5)	(49,795)

Balance at September 30, 2018	14,194,517	$1,484	$61,239,470	$(37,959,842)	$(65)	$23,281,047

Balance at September 30, 2018	14,194,517	$1,484	$61,239,470	$(37,959,842)	$(65)	$23,281,047

Net income	-	-	-	1,992,910	-	1,992,910

Accrued preferred dividends	-	-	-	(309,000)	-	(309,000)

Treasury stock purchased by company	(269,728)	-	(300,574)	-	(26)	(300,600)

Balance at September 30, 2019	13,924,789	$1,484	$60,938,896	$(36,275,932)	$(91)	$24,664,357

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND ORGANIZATION:

Energy Services of America Corporation (“Energy Services” or the “Company”) was formed in 2006 as a special purpose acquisition corporation, or blank check company, and became an operating entity on August 15, 2008. C.J. Hughes Construction Company, Inc. (“C.J. Hughes”), a wholly owned subsidiary of the Company, is a general contractor primarily engaged in pipeline construction for utility companies. C.J. Hughes operates primarily in the mid-Atlantic region of the United States. Contractors Rental Corporation (“Contractors Rental”), a wholly owned subsidiary of C.J. Hughes, provides union building trade employees for projects managed by C.J. Hughes. Nitro Construction Services, Inc. (“Nitro”), a wholly owned subsidiary of C. J. Hughes, is an electrical and mechanical contractor that provides its services to the power, chemical and automotive industries. Nitro operates primarily in the mid-Atlantic region of the United States. Pinnacle Technical Solutions, Inc. (“Pinnacle”), a wholly owned subsidiary of Nitro, operates as a data storage facility within Nitro’s office building. Pinnacle is supported by Nitro and has no employees of its own. All of the C.J. Hughes, Nitro, and Contractors Rental production personnel are union members of various related construction trade unions and are subject to collective bargaining agreements that expire at varying time intervals. S.T. Pipeline, Inc., is a wholly owned subsidiary of the Company whose operations was liquidated on May 14, 2013. It was previously presented as a discontinued operation through September 30, 2018, but now is no longer presented separately in Energy Services’ 2019 financial statement presentation.

The Company’s stock is quoted under the symbol “ESOA” on the OTC QB marketplace operated by the OTC Markets Group.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The Company recognizes revenue as performance obligations are satisfied and control of the promised good and service is transferred to the customer. For Lump Sum and Unit Price contracts, revenue is ordinarily recognized over time as control is transferred to the customers by measuring the progress toward complete satisfaction of the performance obligation(s) using an input (i.e., “cost to cost”) method. For Cost Plus and Time and Material (“T&M”) contracts, revenue is ordinarily recognized over time as control is transferred to the customers by measuring the progress toward satisfaction of the performance obligation(s) using an output method.

The Company does have certain service and maintenance contracts in which each customer purchase order is considered its own performance obligation recognized over time and would be recognized depending on the type of contract mentioned above. The Company also does certain T&M service work that is generally completed in a short duration and is recognized at a point in time.

All contract costs, including those associated with affirmative claims, change orders and back charges, are recorded as incurred and revisions to estimated total costs are reflected as soon as the obligation to perform is determined. Contract costs consist of direct costs on contracts, including labor and materials, amounts payable to subcontractors and outside equipment providers, direct overhead costs and internal equipment expense (primarily depreciation, fuel, maintenance and repairs).

The company recognizes revenue, but not profit, on certain uninstalled materials. Revenue on these uninstalled materials is recognized when the cost is incurred (when control is transferred), but the associated profit is not recognized until the end of the project. The costs of uninstalled materials will be tracked separately within the Company’s accounting software.

Pre-contract and bond costs, if required, on projects are generally immaterial to the total value of the Company’s contracts and are expensed when incurred. Project mobilization costs are also generally immaterial and charged to project costs as incurred. As a practical expedient, the Company recognizes these incremental costs as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less. For projects expected to last greater than one year, mobilization costs will be capitalized as incurred and amortized over the expected duration of the project. For these projects, mobilization costs will be tracked separately in the Company’s accounting software. This includes costs associated with setting up a project lot or lay-down yard, equipment, tool and supply transportation, temporary facilities and utilities and worker qualification and safety training.

Contracts may require the Company to warranty that work is performed in accordance with the contract; however, the warranty is not priced separately, and the Company does not offer customers an option to purchase a warranty. As of September 30, 2019, the Company does not have a material amount of costs expensed that would otherwise be capitalized and amortized.

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

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed-rate debt to unrelated parties was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $16.0 million at September 30, 2019 was $16.0 million. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $10.3 million at September 30, 2018 was $10.2 million.

All receivables and payables are carried at net realizable value which approximates fair value because of their short duration to maturity.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable consists of amounts that have billed to customers. Collateral is generally not required. A majority of the Company’s contracts have monthly billing terms and payment terms within 30 to 45 days after invoices have been issued. The Company attempts to negotiate two-week billing terms and 15-day payment terms on larger projects. The timing of billings to customers may generate contract assets or contract liabilities. Certain construction contracts include retention provisions to provide assurance to our customers that we will perform in accordance with the contract terms and are therefore not considered a financing benefit. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work or products by the customer. We have determined there are no significant financing components in our contracts for the year ended September 20, 2019.

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

Self -Insurance

The Company has its workers compensation, general liability and auto insurance through a captive insurance company. While the Company believes that this arrangement has been very beneficial in reducing and stabilizing insurance costs the Company does have to maintain a surety deposit to guarantee payments of premiums. The surety deposit had a balance of $1.9 million as of September 30, 2019, which is in “Prepaid expenses and other” on the Company’s Consolidated Balance Sheets. The surety deposit had a balance of $2.1 million as of September 30, 2018. Should the captive experience severe losses over an extended period, it could have a detrimental effect on the Company.

Advertising

All advertising costs are expensed as incurred. Total advertising expense was $71,000 and $101,000 for the years ended September 30, 2019 and 2018, respectively.

Stock Compensation Plans

The Company has issued restricted stock under its Long-Term Incentive Plan; however, there were no issuances in fiscal years 2019 or 2018. The Company accounts for its equity-based compensation as prescribed by U.S. Generally Accepted Accounting Principles for share-based payments. The Company has adopted a fair value-based method of accounting for employee equity-based plans, whereby compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. As a result, compensation expense relating to stock compensation plans will be reflected in net income as part of “Salaries and employee benefits” on the Consolidated Statements of Income.

Income Taxes

The Company and all subsidiaries file a consolidated federal and various state income tax returns on a fiscal year basis. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations for years ending prior to September 30, 2016. The Company follows the liability method of accounting for income taxes in accordance with U.S. Generally Accepted Accounting Principles. Under this method, deferred tax assets and liabilities are recorded for future tax consequences of temporary differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the underlying assets or liabilities are recovered or settled. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

U.S. GAAP also prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or to be taken on a tax return. This evaluation is a two-step process.  First, the recognition process determines if it is more likely than not that a tax position will be sustained based on the merits of the tax position upon examination by the appropriate taxing authority.  Second, a measurement process is calculated to determine the amount of benefit/expense to recognize in the financial statements if a tax position meets the more likely than not recognition threshold.  The tax position is measured at the greatest amount of benefit/expense that is more likely than not of being realized upon ultimate settlement.  Any interest and penalty related to the unrecognized tax benefits, as the result of recognition of tax obligations resulting from uncertain tax positions, are included in the provision for income taxes. The Company had not recognized any uncertain tax positions at September 30, 2019.

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

Subsequent Events

Management has evaluated subsequent events through December 20, 2019, the date which the financial statements were available for issue.  There have been no material events noted during the period that would either impact the results reflected in the report or the Company’s results going forward.

On December 11, 2019, the Company declared a $0.05 special dividend to be paid on December 31, 2019 for stockholders as of December 23, 2019. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any future dividends will be within the discretion of our board of directors.

Subsequent to September 30, 2019, the Company had purchased 25,297 shares of common stock as of December 1, 2019, at a purchase value of $20,723.

3. REVENUE RECOGNITION

The discussion and analysis of the Company’s financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates. Management believes the following accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. As the adoption of Topic 606 did not have a material impact on the Company’s financial statements, there were no adjustments to previously stated balances.

Revenue Recognition: As of October 1, 2018, we began to separately present contract assets and liabilities on the Company’s consolidated balance sheet. Contract assets include costs and estimated earnings in excess of billings that were previously separately presented. Contract liabilities include billings in excess of costs and estimated earnings that were previously separately presented as well as provisions for losses, when occurred, that were previously included in accrued expenses and other current liabilities.

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

4. DISAGGREGATION OF REVENUE

We disaggregate our revenue based on our operating groups and contract types as it is the format that is regularly reviewed by management. Our reportable operating groups are: Petroleum and Gas, Water, Sewer and other services, and Electrical and Mechanical services. Our contract types are: Lump Sum, Unit Price, and Cost Plus and T&M. The following tables present our disaggregated revenue for the twelve months ended September 30, 2019 and 2018:

Twelve Months Ended September 30, 2019

	Petroleum & Gas	Water, Sewer and Other	Electrical and Mechanical	Total revenue from contracts
Lump sum contracts	$-	$-	$21,305,113	$21,305,113
Unit price contracts	87,105,923	3,718,956	-	90,824,879
Cost plus and T&M contracts	3,138,455	407,221	15,286,061	18,831,737
Revenue from contracts in progress	$90,244,378	$4,126,177	$36,591,174	$130,961,729

Lump sum contracts	$-	$-	$13,643,771	$13,643,771
Unit price contracts	13,343,837	7,314,400	-	20,658,237
Cost plus and T&M contracts	1,919,411	692,831	6,665,176	9,277,418
Revenue from completed contracts	$15,263,248	$8,007,231	$20,308,947	$43,579,426
Total revenue from contracts	$105,507,626	$12,133,408	$56,900,121	$174,541,155

Earned over time	$105,507,626	$12,133,408	$55,727,239	$173,368,273
Earned at point in time	-	-	1,172,882	1,172,882
Total revenue from contracts	$105,507,626	$12,133,408	$56,900,121	$174,541,155

Twelve Months Ended September 30, 2018

	Petroleum & Gas	Water, Sewer and Other	Electrical and Mechanical	Total revenue from contracts
Lump sum contracts	$-	$-	$21,309,454	$21,309,454
Unit price contracts	53,615,010	5,393,359	-	59,008,369
Cost plus and T&M contracts	6,999,890	561,538	16,729,671	24,291,099
Revenue from contracts in progress	$60,614,900	$5,954,897	$38,039,125	$104,608,922

Lump sum contracts	$-	$-	$14,619,398	$14,619,398
Unit price contracts	9,070,997	3,190,889	-	12,261,886
Cost plus and T&M contracts	-	96,960	3,895,605	3,992,565
Revenue from completed contracts	$9,070,997	$3,287,849	$18,515,003	$30,873,849
Total revenue from contracts	$69,685,897	$9,242,746	$56,554,128	$135,482,771

Earned over time	$69,685,897	$9,242,746	$55,454,524	$134,383,167
Earned at point in time	-	-	1,099,604	1,099,604
Total revenue from contracts	$69,685,897	$9,242,746	$56,554,128	$135,482,771

5. CONTRACT BALANCES

Accounts receivable, which are included in current assets on the Consolidated Balance Sheets, totaled $21.7 million at September 30, 2019, a $549,000 decrease from $22.2 million at September 30, 2018. The decrease was mainly due to timing of billings and receipts. Contract assets, which are included in current assets on the Consolidated Balance Sheets, totaled $6.7 million at September 30, 2019, a $1.3 million increase from $5.4 million at September 30, 2018. This was due to an increase in costs and estimated earnings in excess of billings on uncompleted projects. Contract liabilities, which are included in current liabilities on the Consolidated Balance Sheets, totaled $3.5 million at September 30, 2019, a $194,000 increase from $3.3 million at September 30, 2018. This was due to an increase in billings in excess of costs and estimated earnings on uncompleted projects.

During the twelve months ended September 30, 2019, we recognized revenue of $2.0 million that was included in the contract liability balance at September 30, 2018.

Accounts receivable, net of allowance for doubtful accounts, contract assets and contract liabilities consisted of the following:

	September 30, 2018	September 2019	Change
Accounts receivable-trade, net of allowance for doubtful accounts	$22,143,670	$21,608,312	$(535,358)

Contract assets
Cost and estimated eanings in excess of billings	$5,353,375	$6,659,707	$1,306,332

Contract liabilites
Billings in excess of cost and estimated earnings	$3,261,201	$3,455,288	$194,087

6. PERFORMANCE OBLIGATIONS

For the year ended September 30, 2019, we recognized revenue of $85,000 a result of changes in contract transaction price related to performance obligations that were satisfied prior to September 30, 2018. The changes in contract transaction price were from items such as changes in projected profit, executed or estimated change orders, and unresolved contract modifications and claims.

At September 30, 2019, the Company had $7.5 million in remaining unsatisfied performance obligations, in which revenue is expected to be recognized in less than twelve months.

7. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Activity in the Company’s allowance for doubtful accounts consists of the following:

	Year Ended September 30,
	2019	2018
Balance at beginning of year	$83,885	$108,200
Charged to expense	-	-
Deductions for uncollectible receivables written off, net of recoveries	(13,575)	(24,315)
Balance at end of year	$70,310	$83,885

8. UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts are included in contract assets on the consolidated balance sheet. Billings in excess of costs and estimated earnings on uncompleted contracts are included in contract liabilities on the consolidated balance sheets.

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

	Year Ended September 30,
	2019	2018
Costs incurred on contracts in progress	$163,768,655	$154,793,209
Estimated earnings, net of estimated losses	18,215,388	11,687,859
	181,984,043	166,481,068
Less billings to date	178,779,624	164,388,894
	$3,204,419	$2,092,174

Costs and estimated earnings in excess of billed on uncompleted contracts	$6,659,707	$5,353,375

Less billings in excess of costs and estimated earnings on uncompleted contracts	3,455,288	3,261,201

	$3,204,419	$2,092,174

9. CLAIMS

The Company does not have any claims receivable as of September 30, 2019. Claims receivable is a component of contract assets.

10. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	Year Ended September 30,
	2019	2018
Land	$2,464,512	$2,333,106
Buildings and leasehold improvements	5,348,851	4,761,019
Operating equipment and vehicles	42,703,353	40,434,150
Office equipment, furniture and fixtures	751,642	747,330
Assets not yet in service	-	2,822
	51,268,358	48,278,427
Less accumulated depreciation	34,453,157	31,462,438

Property, plant and equipment, net	$16,815,201	$16,815,989

11. SHORT-TERM DEBT

Short-term debt consists of the following:

On March 21, 2018, the Company entered into a financing agreement (“Operating Line of Credit (2018)”) with United Bank, Inc., (“United Bank”), to provide the Company with a $15.0 million revolving line of credit. This line had a $12.5 million component and a $2.5 million component, each with separate borrowing requirements. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%. The effective date of this agreement was February 27, 2018 and it replaced the $15.0 million revolving line of credit (“Operating Line of Credit (2017)”) entered into with United Bank effective February 27, 2017. Operating Line of Credit (2018) expired on February 28, 2019 but was extended through April 28, 2019. The Company received a twelve-month extension (“Operating Line of Credit (2019)”) through April 28, 2020 on May 7, 2019.

The Company had borrowed $5.5 million against the Operating Line of Credit (2018) as of September 30, 2018 and had up to $7.0 million available to borrow against the first $12.5 million depending on the Company’s borrowing base report. The Company had borrowed an additional $4.5 million for a total of $10.0 million against the Operating Line of Credit (2019) as of May 30, 2019. On May 30, 2019, the Company entered into Term Note 2019 with United Bank which refinanced the $10.0 million borrowed on Operating Line of Credit (2019) to a five-year term note with a fixed interest rate of 5.50%. The purpose of this note is to finance a specific construction project completed in September 2019. Company anticipates paying off Term Note (2019) in less than one year. The refinancing effectively reset the Company’s line of credit borrowings to zero as of May 30, 2019 and did not affect the conditions of subsequent borrowings. Based on the borrowing base calculation, the Company could borrow up to $11.5 million as of September 30, 2019. The Company had borrowed $3.5 million on the line of credit, leaving $8.0 million available on the line of credit.

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

Under the terms of the agreement, the Company must meet the following additional requirements for draw requests causing the borrowings to exceed $12.5 million:

1.	Minimum traditional debt service coverage of 2.0x to be measured quarterly on a rolling twelve-month basis
2.	Minimum tangible net worth of $21.0 million to be measured quarterly

The Company was in compliance with all covenants for the $12.5 million component of Operating Line of Credit (2019) at September 30, 2019.

The Company also finances insurance policy premiums on a short-term basis through a financing company. These insurance policies include workers’ compensation, general liability, automobile, umbrella, and equipment policies. It is typical that the Company makes a down payment in January and finances the remaining premium amount over nine or ten monthly payments. In January 2019, The Company financed $3.2 million in insurance premium policies. At September 30, 2019, the balance of the remaining premiums to be paid was $526,000.

12. SHORT-TERM AND LONG-TERM DEBT

A summary of short-term and long-term debt as of September 30, 2019 and 2018 is as follows:

	2019	2018
Line of credit payable to bank, monthly interest at 5.50%, final payment due by April 28, 2020.	$3,500,000	$5,500,000

Notes payable to finance companies, due in monthly installments totaling $83,042 including interest ranging from 0.00% to 6.03%, final payments due October 2019 through August 2026, secured by equipment.	1,691,991	1,332,993

Note payable to finance company for insurance premiums financed, due in monthly installments totaling $267,677 in FY 2019 and $288,581 in FY 2018, including interest rate at 2.77%, final payment due November 2019.	525,710	569,247

Notes payable to bank, due in monthly installments totaling $7,799, including interest at 4.82%, final payment due November 2034 secured by building and property.	1,012,126	1,054,248

Notes payable to bank, due in monthly installments totaling $11,828, including interest at 5.00%, final payment due November 2025 secured by building and property.	751,987	851,768

Notes payable to bank, due in monthly installments totaling $172,473, including interest at 6.50%, final payment due February 2019 secured by equipment.	-	702,097

Notes payable to bank, due in monthly installments totaling $30,914, including interest at 5.00%, final payment due February 2019 secured by equipment.	-	154,116

Notes payable to bank, due in monthly installments totaling $98,865, including interest at 4.99%, final payment due September 2022 secured by equipment.	3,040,600	4,045,025

Notes payable to bank, due in monthly installments totaling $46,482, including interest at 5.00%, final payment due September 2021 secured by equipment.	1,011,160	1,549,651

Notes payable to bank, due in monthly installments totaling $191,012, including interest at 5.50%, final payment due September 2021 secured by equipment.	7,920,005	-

Total debt	19,453,579	15,759,145

Less current maturities	8,429,283	9,290,515

Total long term debt	$11,024,296	$6,468,630

Future expected payments due on long-term debt are as follows:

2020	$8,429,283
2021	3,977,300
2022	3,286,263
2023	2,419,847
2024	273,646
Thereafter	1,067,240
$19,453,579

13. INCOME TAXES

The components of income taxes are as follows:

	Year Ended September 30,
	2019	2018
Federal
Current	$289,476	$836,977
Deferred	466,009	(333,740)
Total	755,485	503,237

State
Current	81,647	212,524
Deferred	131,439	194,273
Total	213,086	406,797

Total income tax expense	$968,571	$910,034

The provision for income taxes differs from the amount computed by applying a prorated federal rate of 21.0% for fiscal year 2019 and a statutory federal rate of 24.5% for fiscal year 2018 on income from operations, as indicated in the following analysis:

	Year Ended September 30,
	2019	2018
Statutory rate	21.00%	24.50%
State income taxes	6.00%	8.99%
Meals and other	5.70%	11.84%
Rate change effect on deferred taxes	0.00%	-18.71%
Effective tax rate	32.70%	26.62%

Deferred income taxes provide for significant differences between the basis of assets and liabilities for financial reporting and income tax reporting. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The income tax effects of temporary differences giving rise to the deferred tax assets and liabilities are as follows:

	Year Ended September 30,
	2019	2018
Deferred income tax liabilities
Long-term
Property and equipment	$2,539,639	$2,023,641
Other	(19,805)	4,639
Total deferred income tax liabilities	2,519,834	2,028,280

Deferred income tax assets
Long-term
Other	594,011	699,905
Total deferred income tax assets	594,011	699,905

Total net deferred income tax liabilities	$1,925,823	$1,328,375

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

14. EARNINGS PER SHARE

Earnings per share for the years ended September 30, 2019 and 2018 are as follow:

	Twelve Months Ended	Twelve Months Ended
	September 30,	September 30,
	2019	2018
Net income	$1,992,910	$2,509,023

Dividends on preferred stock	309,000	309,000

Income available to common shareholders	$1,683,910	$2,200,023

Weighted average shares outstanding	14,064,871	14,234,571

Weighted average shares outstanding-diluted	17,498,204	17,667,904

Earnings per share available to common shareholders	$0.120	$0.155

Earnings per share available to common shareholders-diluted	$0.096	$0.125

15. STOCK PURCHASE PLAN

At the annual meeting of the shareholders on November 19, 2008 the shareholders approved the establishment of an employee stock purchase plan. The stock purchase plan authorizes the issuance of up to 1,200,000 shares of common stock for purchase by eligible employees. A participant’s stock purchased during a calendar year may not exceed the lesser of (a) a percentage of the participant’s compensation or a total amount as specified by the compensation committee of the Board, or (b) $25,000. The stock will be offered at a purchase price of at least 85% of its fair market value on the date of purchase. The major plan provisions cover the purposes of the plan, effective date and duration, administration, eligibility, stock type, stock purchase limitations, price of stock, participation election, payroll deductions, payment for stock, date of purchase, termination of agreement, termination of employment, recapitalization, change of control, assignability, Stockholder rights, compliance with Internal Revenue Code Section 423, amendment and termination, application of funds, tax withholdings, governing laws, employment at will and arbitration. There have been no agreements with any employees made under this plan as of the year ended September 30, 2019.

On August 3, 2018, the Company announced that the Board of Directors authorized a stock repurchase program under which the Company would purchase up to 10%, or approximately 1,423,984 shares, of the Company’s issued and outstanding stock. The repurchase program started on August 15,2018 and expired on August 15, 2019. The program resulted in the repurchase of 305,908 shares.

On August 22, 2019, the Company announced that the Board of Directors authorized a stock repurchase program under which the Company would purchase up to 10%, or approximately 1,393,393 shares, of the Company’s issued and outstanding stock. The purchase program started on August 26, 2019 and will expire on August 26, 2020. The program resulted in the repurchase of 9,139 shares through September 30, 2019.

Subsequent to September 30, 2019, the Company had purchased 25,297 shares of common stock as of December 1, 2019, at a purchase value of $20,723.

16. LONG TERM INCENTIVE PLAN

At the annual meeting of the shareholders on August 11, 2010, the shareholders approved the Energy Services of America Corporation Long Term Incentive Plan (the “LTIP”), to provide employees and directors of the Company with additional incentives to promote the growth and performance of the Company. At September 30, 2011, future awards of 1,149,000 shares could be made under the plan.

On August 11, 2010, a total of 51,000 shares were granted to six officers of the Company at a grant date fair value per share of $4.22. These grants vested over a period of three years. Market value of the grants was $215,220 and was recognized as compensation expense over the vesting period. For the years ended September 30, 2019 and 2018, respectively, $0 and $0 were recognized as compensation expense and $0 and $0 as deferred tax benefit as a result of these grants. All stock grants have vested or been forfeited as of September 30, 2019.

17. RELATED PARTY TRANSACTIONS

We intend that all transactions between us and our executive officers, directors, holders of 10% or more of the shares of any class of our common stock and affiliates thereof, will be on terms no less favorable than those terms given to unaffiliated third parties and will be approved by a majority of our independent outside directors not having any interest in the transaction.

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 each month. Mr. Douglas Reynolds, President of Energy Services, was a director and secretary of First Bank of Charleston. Mr. Nester Logan and Mr. Samuel Kapourales, directors of Energy Services, were also directors of First Bank of Charleston. On October 15, 2018, First Bank of Charleston was merged into Premier Bank, Inc., a wholly owned subsidiary of Premier Financial Bancorp, Inc. Mr. Marshall Reynolds, Chairman of the Board of Energy Services, holds the same position with Premier Financial Bancorp Inc. Mr. Keith Molihan and Mr. Neal Scaggs are both directors of Energy Services and hold the same position with Premier Financial Bancorp, Inc. The interest rate on the loan agreement is 4.82% with monthly payments of $7,800. As of September 30, 2019, we have paid approximately $189,000 in principal and approximately $256,000 in interest since the beginning of the loan. There were no new material related party transactions during fiscal year ended September 30, 2019.

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

18. LEASE OBLIGATIONS

The Company leases various pieces of equipment under operating lease agreements with terms up to 36 months. Total operating lease payments were $169,000 and $36,000 for fiscal years ended September 30, 2019 and 2018, respectively.

The future minimum lease payments under operating leases as of September 30, 2019, are as follows:

2020	$62,260
$62,260

The Company rents equipment for use on construction projects with rental agreements being week to week or month to month. Rental expense can vary by fiscal year due to equipment requirements on construction projects and the availability of Company owned equipment. Rental expense was $10.0 million and $5.2 million for fiscal years ended September 30, 2019 and 2018, respectively.

19. MAJOR CUSTOMERS

The Company had two customers that exceeded 10.0% of revenues for the year ended September 30, 2019. The two customers, Full Stream Goff Connector, LLC and TransCanada Corporation, represented 29.0% and 11.8% of revenues. The Company had two customers that exceeded 10.0% of receivables net of retention. These two customers, Full Stream Goff Connector, LLC and TransCanada Corporation, represented 22.0% and 12.2% of receivables net of retention, respectively. The Company had two customers that exceeded 10.0% of revenues for the year ended September 30, 2018. The two customers, Full Stream Goff Connector, LLC and Toyota Motor Manufacturing, represented 17.3% and 13.3% of revenues. The Company had two customers that exceeded 10.0% of receivables net of retention. These two customers, Full Stream Goff Connector, LLC and TransCanada Corporation, represented 25.5% and 22.3% of receivables net of retention, respectively.

The Company’s consolidated operating revenues for the year ended September 30, 2019 were $174.5 million of which 60.4% was attributable to gas and petroleum contract work, 32.6% to electrical and mechanical contract services and 7.0% to water and sewer contract installations and other ancillary services. The Company’s consolidated operating revenues for the year ended September 30, 2018 were $135.5 million of which 51.5% was attributable to gas and petroleum contract work, 41.7% to electrical and mechanical contract services and 6.8% to water and sewer contract installations and other ancillary services.

Virtually all work performed for major customers was awarded under competitive bid fixed price or unit price arrangements. The loss of a major customer could have a severe impact on the profitability of operations of the Company. However, due to the nature of the Company’s operations, the major customers and sources of revenues may change from year to year.

20. RETIREMENT AND EMPLOYEE BENEFIT PLANS

In 2019 and 2018, C. J. Hughes Construction Company, Inc., maintained a tax-qualified 401(k) retirement plan for union employees. Employees can contribute up to 15% of eligible wages, provided the compensation deferred for a plan year did not exceed the indexed dollar amount set by the Internal Revenue Service which was $19,000 for 2019 and $18,500 for 2018. C. J. Hughes matches $0.25 on each dollar contributed up to 6% of eligible wages. C. J. Hughes contributed $12,390 and $9,966 to the union plan for fiscal years ended September 30, 2019 and 2018, respectively.

Additionally, each plan year, C. J. Hughes may make a discretionary profit-sharing contribution for participants who are actively employed on the last day of the plan year. No discretionary profit-sharing contribution was made for the 2019 or 2018 plan year.

Effective January 1, 2010, Energy Services of America became the successor plan sponsor of the C. J. Hughes Construction Company, Inc. 401(k) Plan for non-union employees (the “Plan”). The Plan was renamed the Energy Services of America Staff Retirement Plan. Employees are eligible to participate in the Plan upon completion of six months of service but must wait until a quarterly entry to join the Plan. Employees may contribute eligible wages up to the maximum indexed dollar amount set by the Internal Revenue Service which was $19,000 for 2019 and $18,500 for 2018. Energy Services may make annual discretionary matching contributions and/or profit-sharing contributions to the Plan. The matching contribution formula for the Plan was 100% of each dollar contributed for the first 3% of eligible wages and 50% of each dollar contributed for the next 3% of eligible wages. The Company’s matching contribution is used by the Plan’s third-party administrator to purchase Energy Services of America stock from the open market. No restrictions on the match exist after it has been contributed. No profit-sharing contribution was made for the 2019 or 2018 plan year.

Energy Services of America and its wholly owned subsidiaries contributed $281,000 and $238,000, respectively, for the fiscal years ended September 30, 2019 and 2018 to the Plan.

The Company contributes to a number of multi-employers defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. The risks of participating in these multi-employer plans are different from single-employer plans in the following aspects:

•	Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

•	If the Company chooses to stop participating in some of its multi-employer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The following table presents our participation in these plans:

	EIN/Pension	Pension Protection Act ("PPA") Certified Zone Status (1)		FIP/RP Status Pending/	Contibutions of Energy Services of America Companies			Surcharge	Expiration Date of Collective Bargaining
Pension Fund	Plan Number	2018	2017	Implemented (2)	2018	2017	2016	Imposed	Agreement

Central States, Southeast and Southwest Areas Pension Fund	36-6044243/001	Red	Red	Implemented	$189,644	$-	$-	no	Various

National Automatic Sprinkler Industry Pension Fund	52-6054620/001	Red	Red	Implemented	131,141	99,731	-	no	Various

Iron Workers District Council of Southern Ohio &Vicinity Pension Trust	31-6038516/001	Yellow	Yellow	Implemented	122,683	57,960	-	no	Various

Carpenters Pension Fund of WV	55-6027998/001	Red	Red	Implemented	746,743	444,455	-	no	Various

Plumbers & Pipefitters National Pension Fund	52-6152779/001	Yellow	Yellow	Implemented	786,940	1,929,939	1,034,996	no	Various

Sheet Metal Workers' National Pension Fund	52-6112463/001	Yellow	Yellow	Implemented	125,982	153,542	182,991	no	Various

Sheet Metal Workers Local Pension Fund	34-6666753/001	Red	Red	Implemented	71,143	11,483	-	no	Various

Plumbers and Pipefitters Local 152 Pension Fund	55-6029095/001	Red	Red	Implemented	19,511	-	-	no	Various

All Other		Green	Green		6,313,624	4,087,927	6,152,291	no	Various

					$8,507,411	$6,785,037	$7,370,278

(1) The most recent PPA zone status available in 2019 and 2018 is the the plan's year-end during 2018 and 2017, respectively. The zone status is based on information that we received from the plan and is certified by the plan's actuary.  Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the orange zone are less than 80 percent funded and have an Accumulated Funding Deficiency in the current year or projected into the next six years, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.

(2) Indicates whether the plan has a financial improvement plan ("FIP") or a rehabilitation plan ("RP") which is either pending or has been implemented.

The Company currently does not have intentions of withdrawing from any of the multi-employer pension plans in which it participates.

21. CREDIT RISK

Financial instruments which potentially subject the Company to credit risk consist primarily of cash, cash equivalents and contract receivables. The Company places its cash with high quality financial institutions. At times, the balances in such institutions may exceed the FDIC insurance limit of $250,000 per depositor, per insured bank, for each account ownership category. FDIC insurance covers all deposit accounts, including checking accounts, savings accounts, money market deposit accounts, and certificates of deposit. As of September 30, 2019, the Company had $4.7 million of uninsured deposits.

The Company performs periodic credit evaluations of its customer’s financial condition and generally does not require collateral. Credit losses consistently have been within management’s expectations.

22. COMMITMENTS AND CONTINGENCIES

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

Depending upon the size and conditions of a particular contract, the Company may be required to post letters of credit or other collateral in favor of the insurer. Posting of these letters or other collateral will reduce our borrowing capabilities. The Company does not anticipate any claims in the foreseeable future. At September 30, 2019, the Company had $5.7 million in performance bonds outstanding.

23. QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for continuing operations for 2019 and 2018 are summarized below:

2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$49,114,139	$46,955,444	$40,187,978	$38,283,594	$174,541,155
Operating income (loss)	1,078,454	(1,420,888)	1,229,693	2,935,153	3,822,412
Net income (loss)	631,384	(1,124,458)	485,757	2,000,227	1,992,910
Dividends on preferred stock	77,250	77,250	77,250	77,250	309,000
Net income (loss) available to common shareholders	$554,134	$(1,201,708)	$408,507	$1,922,977	$1,683,910

Weighted-basic shares outstanding	14,135,900	14,060,456	13,985,579	13,934,720	14,064,871
Weighted-diluted shares outstanding	17,569,233	14,060,456	17,418,912	17,368,053	17,498,204

Earnings (loss) per share available to common shareholders	$0.039	$(0.085)	$0.029	$0.138	$0.120

Earnings (loss) per share-diluted available to common shareholders	$0.032	$(0.085)	$0.023	$0.111	$0.096

2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$32,547,603	$23,093,033	$29,549,659	$50,292,476	$135,482,771
Operating income (loss)	(33,637)	(900,258)	1,610,087	3,244,880	3,921,072
Net income (loss)	148,500	(947,575)	1,096,267	2,211,831	2,509,023
Dividends on preferred stock	77,250	77,250	77,250	77,250	309,000
Net income (loss) available to common shareholders	$71,250	$(1,024,825)	$1,019,017	$2,134,581	$2,200,023

Weighted-basic shares outstanding	14,239,836	14,239,836	14,239,836	14,218,949	14,234,571
Weighted-diluted shares outstanding	17,673,169	14,239,836	17,673,169	17,652,282	17,667,904

Earnings (loss) per share available to common shareholders	$0.005	$(0.072)	$0.072	$0.150	$0.155

Earnings (loss) per share -diluted available to common shareholders	$0.004	$(0.072)	$0.058	$0.121	$0.125

24. CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

ENERGY SERVICES OF AMERICA CORPORATION (Parent Only)

BALANCE SHEETS

As of September 30, 2019 and 2018

Assets	2019	2018
Current assets
Cash and cash equivalents	$59,831	$499,750
Other receivables	(307)	(307)
Prepaid expenses and other	2,412,348	3,906,287
Total current assets	2,471,872	4,405,730

Property, plant and equipment, at cost	248,402	248,402
less accumulated depreciation	(230,628)	(226,285)
	17,774	22,117

Due from subsidiaries	8,343,282	4,531,173
Deferred tax asset	218,093	329,150
Investment in subsidiaries	30,530,562	27,466,387

Total assets	$41,581,583	$36,754,557

Liabilities and shareholders' equity
Current liabilities
Current maturities of long-term debt	$3,504,301	$2,459,680
Lines of credit and short term borrowings	4,025,710	6,069,247
Accounts payable	68,921	33,839
Accrued expenses and other current liabilities	98,843	67,767
Total current liabilities	7,697,775	8,630,533

Long-term debt, less current maturities	9,219,451	4,842,977

Total liabilities	16,917,226	13,473,510

Shareholders' equity

Preferred stock, $.0001 par value Authorized 1,000,000 shares,206 issued at September 30, 2019 and 2018	-	-

Common stock, $.0001 par value Authorized 50,000,000 shares 14,839,836 issued and 13,924,789 outstanding at September 30, 2019 and 14,239,836 issued and 14,194,517 outstanding at September 30, 2018	1,484	1,484

Treasury stock, 915,047 shares at September 30, 2019 and 645,319 shares at September 30, 2018	(91)	(65)

Additional paid in capital	60,938,896	61,239,470
Retained earnings (deficit)	(36,275,932)	(37,959,842)
Total shareholders' equity	24,664,357	23,281,047

Total liabilities and shareholders' equity	$41,581,583	$36,754,557

ENERGY SERVICES OF AMERICA CORPORATION (Parent Only)

STATEMENTS OF INCOME

For the years ended September 30, 2019 and 2018

	2019	2018
Selling and administrative expenses	$1,399,725	$1,226,854

Net loss from operations before taxes	(1,399,725)	(1,226,854)

Other nonoperating income (expense)	(1,043)	6,239
Interest income	58,023	132,281
Interest expense	(960,068)	(811,801)
Interest allocation to subsidiaries	885,316	763,328

Net loss before tax	(1,417,497)	(1,136,807)

Income tax benefit	(346,232)	(259,327)

Net loss from parent	(1,071,265)	(877,480)

Equity in undistributed income income of subsidiaries	3,064,175	3,386,503

Dividends on preferred stock	(309,000)	(309,000)

Net income available to common shareholders	$1,683,910	$2,200,023

Weighted average shares outstanding- basic	14,064,871	14,234,571

Weighted average shares-diluted	17,498,204	17,667,904

Net earnings per share-basic available to common shareholders	$0.120	$0.155

Net earnings per share-diluted available to common shareholders	$0.096	$0.125

ENERGY SERVICES OF AMERICA CORPORATION (Parent Only)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended September 30, 2019 and 2018

	2019	2018
Cash flows form operating activities:
Net income	$1,992,910	$2,509,023

Adjustments to reconcile net income to net cash (used in) provided by operating activities
Provision for deferred taxes	111,057	397,374
Depreciation expense	4,343	5,552
Equity in undistributed income of subsidiaries	(3,064,175)	(3,386,503)
Advances (to) from subsidiaries	(3,812,109)	7,073,607
Changes in:
Decrease in prepaid expenses	1,493,939	107,045
Decrease in other receivable	-	307
Increase (decrease) in accounts payable	35,082	(29,519)
Increase (decrease) in accrued expenses and other current liabilities	31,076	(97,176)
Net cash (used in) provided by operating activities	(3,207,877)	6,579,710

Cash flows from investing activities:
Investment in property & equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Borrowings on lines of credit and short-term debt, net of (repayments)	7,956,463	(3,363,721)
Principal payments on long term debt	(4,578,905)	(3,825,589)
Preferred dividends paid	(309,000)	(309,000)
Treasury stock purchased by company	(300,600)	(49,795)
Net cash provided by (used in) financing activities	2,767,958	(7,548,105)

Decrease in cash and cash equivalents	(439,919)	(968,395)
Cash beginning of period	499,750	1,468,145
Cash end of period	$59,831	$499,750

Supplemental schedule of noncash investing and financing activities:
Insurance premiums financed	$3,159,083	$3,130,859
Accrued dividends on preferred stock	$77,250	$77,250
Line of credit refinanced to long-term debt	$10,000,000	$-
Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$1,064,222	$811,801
Income taxes	$798,430	$346,065