Form 10-Q
period 2019-12-31
Energy Services of America CORP
filed 2020-02-13
CIK 1357971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2019

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

As of February 3, 2020, there were 13,841,030 outstanding shares of the Registrant’s Common Stock.

Part 1. Financial Information

Item 1. Financial Statements (Unaudited):

Energy Services of America Corporation

Consolidated Balance Sheets

	December 31,	September 30,
	2019	2019
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$4,614,267	$4,578,275
Accounts receivable-trade	13,253,845	21,678,622
Allowance for doubtful accounts	(70,310)	(70,310)
Retainages receivable	3,244,600	3,521,561
Other receivables	9,908	10,008
Contract assets	4,577,549	6,659,707
Prepaid expenses and other	2,581,062	2,734,974
Total current assets	28,210,921	39,112,837

Property, plant and equipment, at cost	51,537,312	51,268,358
less accumulated depreciation	(34,715,282)	(34,453,157)
Total fixed assets	16,822,030	16,815,201

Total assets	$45,032,951	$55,928,038

Liabilities and shareholders' equity
Current liabilities
Current maturities of long-term debt	$4,484,554	$4,403,573
Lines of credit and short term borrowings	-	4,025,710
Accounts payable	4,304,276	2,919,618
Accrued expenses and other current liabilities	2,718,902	3,509,373
Contract liabilities	3,232,404	3,455,288
Income tax payable	21,811	-
Total current liabilities	14,761,947	18,313,562

Long-term debt, less current maturities	4,664,275	11,024,296
Deferred income taxes payable	1,819,827	1,925,823
Total liabilities	21,246,049	31,263,681

Shareholders' equity

Preferred stock, $.0001 par value
Authorized 1,000,000 shares, 206 issued at December 31, 2019 and September 30, 2019	-	-

Common stock, $.0001 par value
Authorized 50,000,000 shares 14,839,836 issued and 13,890,102 outstanding at December 31, 2019 and 14,839,836 issued and 13,924,789 outstanding at September 30, 2019	1,484	1,484

Treasury stock, 949,734 shares at December 31, 2019 and 915,047 at September 30, 2019	(95)	(91)

Additional paid in capital	60,908,926	60,938,896
Retained earnings (deficit)	(37,123,413)	(36,275,932)
Total shareholders' equity	23,786,902	24,664,357

Total liabilities and shareholders' equity	$45,032,951	$55,928,038

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Income

Unaudited

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2019	2018
Revenue	$25,843,307	$49,114,139

Cost of revenues	23,486,565	45,279,294

Gross profit	2,356,742	3,834,845

Selling and administrative expenses	2,595,772	2,756,391
Income (loss) from operations	(239,030)	1,078,454

Other income (expense)
Interest income	53,249	41,522
Other nonoperating expense	(33,938)	(32,995)
Interest expense	(186,845)	(204,349)
Gain on sale of equipment	295,991	25,752
	128,457	(170,070)

Income (loss) before income taxes	(110,573)	908,384

Income tax expense (benefit)	(36,459)	277,000

Net income (loss)	(74,114)	631,384

Dividends on preferred stock	77,250	77,250

Net income (loss) available to common shareholders	$(151,364)	$554,134

Weighted average shares outstanding-basic	13,911,610	14,135,900

Weighted average shares-diluted	13,911,610	17,569,233

Earnings (loss) per share available to common shareholders	$(0.011)	$0.039

Earnings (loss) per share-diluted available to common shareholders	$(0.011)	$0.032

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Cash Flows

Unaudited

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2019	2018
Cash flows from operating activities:

Net income (loss)	$(74,114)	$631,384

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation expense	1,095,282	1,022,367
Gain on sale of equipment	(295,991)	(25,752)
Provision for deferred taxes	(105,996)	(76,910)
Decrease in contracts receivable	8,424,777	2,858,750
Decrease (increase) in retainage receivable	276,961	(806,151)
Decrease in other receivables	100	111,275
Decrease (increase) in contract assets	2,082,158	(5,177,749)
Decrease in prepaid expenses	153,912	678,975
Increase in accounts payable	1,384,658	2,896,014
Decrease in accrued expenses	(713,221)	(488,099)
Decrease increase in contract liabilities	(222,884)	(1,704,440)
Increase in income taxes payable	21,811	353,910
Net cash provided by operating activities	12,027,453	273,574

Cash flows from investing activities:
Investment in property and equipment	(747,534)	(585,008)
Proceeds from sales of property and equipment	334,234	47,365
Net cash used in investing activities	(413,300)	(537,643)

Cash flows from financing activities:
Dividends on common stock	(696,117)	-
Preferred dividends paid	(154,500)	(154,500)
Treasury stock purchased by company	(29,974)	(149,998)
Borrowings on lines of credit and short term debt, net of (repayments)	(4,025,710)	3,430,753
Principal payments on long term debt	(6,671,860)	(1,228,506)
Net cash (used in) provided by financing activities	(11,578,161)	1,897,749

Increase in cash and cash equivalents	35,992	1,633,680
Cash and cash equivalents beginning of period	4,578,275	1,065,550
Cash and cash equivalents end of period	$4,614,267	$2,699,230

Supplemental schedule of noncash investing and financing activities:
Purchases of property & equipment under financing agreements	$392,820	$-

Supplemental disclosures of cash flows information:

Cash paid during the year for:
Interest	$186,845	$204,349
Income taxes	$48,000	$-

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Changes in Shareholders’ Equity

For the three months ended December 31, 2019 and 2018

	Common Stock		Additional Paid	Retained	Treasury	Total Shareholders'
	Shares	Amount	in Capital	Earnings (deficit)	Stock	Equity
Balance at September 30, 2018	14,194,517	$1,484	$61,239,470	$(37,959,842)	$(65)	$23,281,047

Net income	-	-	-	631,384	-	631,384

Accrued preferred dividends	-	-	-	(77,250)	-	(77,250)

Treasury stock purchased by company	(123,346)	-	(149,986)	-	(12)	(149,998)

Balance at December 31, 2018	14,071,171	$1,484	$61,089,484	$(37,405,708)	$(77)	$23,685,183

Balance at September 30, 2019	13,924,789	$1,484	$60,938,896	$(36,275,932)	$(91)	$24,664,357

Net loss	-	-	-	(74,114)	-	(74,114)

Accrued preferred dividends	-	-	-	(77,250)	-	(77,250)

Dividends on common stock ($0.05 per share on 13,922,336 shares; 317,500 common shares are part of preferred units and were not eligible for the common dividend)	-	-	-	(696,117)	-	(696,117)

Treasury stock purchased by company	(34,687)	-	(29,970)	-	(4)	(29,974)

Balance at December 31, 2019	13,890,102	$1,484	$60,908,926	$(37,123,413)	$(95)	$23,786,902

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

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto for the years ended September 30, 2019 and 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on December 20, 2019. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the interim financial reporting rules and regulations of the SEC. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three months ended December 31, 2019 are not necessarily indicative of the results to be expected for the full year or any other interim period.

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

2. REVENUE RECOGNITION

Our revenue is primarily derived from construction contracts that can span several quarters. We recognize revenue in accordance with Topic 606, which provides for a five-step model for recognizing revenue from contracts with customers as follows:

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

3. DISAGGREGATION OF REVENUE

We disaggregate our revenue based on our operating groups and contract types as it is the format that is regularly reviewed by management. Our reportable operating groups are: Petroleum and Gas, Water, Sewer and other services, and Electrical and Mechanical services. Our contract types are: Lump Sum, Unit Price, and Cost Plus and T&M. The following tables present our disaggregated revenue for the three months ended December 31, 2019 and 2018:

Three Months Ended December 31, 2019

	Petroleum & Gas	Water, Sewer and Other	Electrical and Mechanical	Total revenue from contracts
Lump sum contracts	$-	$-	$5,465,539	$5,465,539
Unit price contracts	-	-	-	-
Cost plus and T&M contracts	3,029,720	1,274,832	4,629,309	8,933,861
Revenue from contracts in progress	$3,029,720	$1,274,832	$10,094,848	$14,399,400

Lump sum contracts	$-	$-	$1,982,973	$1,982,973
Unit price contracts	6,218,532	2,125,934	-	8,344,466
Cost plus and T&M contracts	281,846	-	834,622	1,116,468
Revenue from completed contracts	6,500,378	2,125,934	2,817,595	11,443,907

Total revenue from contracts	$9,530,098	$3,400,766	$12,912,443	$25,843,307

Earned over time	$7,116,701	$3,400,766	$12,599,705	$23,117,172
Earned at point in time	2,413,397	-	312,738	2,726,135
Total revenue from contracts	$9,530,098	$3,400,766	$12,912,443	$25,843,307

Three Months Ended December 31, 2018

	Petroleum & Gas	Water, Sewer and Other	Electrical and Mechanical	Total revenue from contracts
Lump sum contracts	$-	$-	$7,336,710	$7,336,710
Unit price contracts	26,350,168	3,072,043	-	29,422,211
Cost plus and T&M contracts	1,788,299	247,035	4,548,679	6,584,013
Revenue from contracts in progress	$28,138,467	$3,319,078	$11,885,389	$43,342,934

Lump sum contracts	$-	$-	$879,978	$879,978
Unit price contracts	2,465,135	398,914	-	2,864,049
Cost plus and T&M contracts	434,050	9,842	1,583,286	2,027,178
Revenue from completed contracts	2,899,185	408,756	2,463,264	5,771,205

Total revenue from contracts	$31,037,652	$3,727,834	$14,348,653	$49,114,139

Earned over time	$30,330,197	$3,727,834	$14,081,624	$48,139,655
Earned at point in time	707,455	-	267,029	974,484
Total revenue from contracts	$31,037,652	$3,727,834	$14,348,653	$49,114,139

4. CONTRACT BALANCES

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

During the three months ended December 31, 2019, we recognized revenue of $3.0 million that was included in the contract liability balance at September 30, 2019.

Accounts receivable-trade, net of allowance for doubtful accounts, retainages receivable, contract assets and contract liabilities consisted of the following:

	September 30, 2019	December 31, 2019	Change
Accounts receivable-trade, net of allowance for doutful accounts	$21,608,312	$13,183,535	$(8,424,777)

Retainages receivable	3,521,561	3,244,600	(276,961)

Contract assets
Cost and estimated eanings in excess of billings	6,659,707	4,577,549	(2,082,158)

Contract liabilites
Billings in excess of cost and estimated earnings	$3,455,288	$3,232,404	$(222,884)

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

During the three months ended December 31, 2019, we recognized revenue of $636,000 as a result of changes in contract transaction price related to performance obligations that were satisfied prior to September 30, 2019. The changes in contract transaction price were from items such as changes in projected profit, executed or estimated change orders, and unresolved contract modifications and claims.

The Company does not sell warranties for its construction services. At December 31, 2019, the Company had $26.4 million in remaining unsatisfied performance obligations, in which revenue is expected to be recognized in less than twelve months.

6. UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts as of December 31, 2019 and September 30, 2019 are summarized as follows:

	December 31,	September 30,
	2019	2019
Costs incurred on contracts in progress	$73,297,219	$163,768,655
Estimated earnings, net of estimated losses	14,759,933	18,215,388
	88,057,152	181,984,043
Less billings to date	86,712,007	178,779,624
	$1,345,145	$3,204,419

Contract assets: costs and estimated earnings in excess of billed on uncompleted contracts	$4,577,549	$6,659,707

Less contract liabilities: billings in excess of costs and estimated earnings on uncompleted contracts	3,232,404	3,455,288
	$1,345,145	$3,204,419

Backlog at December 31, 2019 and September 30, 2019 was $63.2 million and $63.0 million, respectively.

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

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed-rate debt to unrelated parties was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates for bank loans with similar terms and maturities. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $8.1 million at December 31, 2019 was $8.1 million. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $16.0 million at September 30, 2019 was $16.0 million.

All receivables and payables are carried at net realizable value which approximates fair value because of their short duration to maturity.

8. EARNINGS (LOSS) PER SHARE

The amounts used to compute the earnings (loss) per share for the three months ended December 31, 2019 and 2018 are summarized below.

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2019	2018
Net income (loss)	$(74,114)	$631,384

Dividends on preferred stock	77,250	77,250

Income (loss) available to common shareholders	$(151,364)	$554,134

Weighted average shares outstanding	13,911,610	14,135,900

Weighted average shares outstanding-diluted	13,911,610	17,569,233

Earnings (loss) per share available to common shareholders	$(0.011)	$0.039

Earnings (loss) per share available to common shareholders-diluted	$(0.011)	$0.032

9. INCOME TAXES

The components of income taxes are as follows:

	Three months ended December 31,
	2019	2018
Federal
Current	$54,240	$267,020
Deferred	(82,678)	(62,807)
Total	(28,438)	204,213

State
Current	$15,298	$86,889
Deferred	(23,319)	(14,102)
Total	(8,021)	72,787

Total income tax expense (benefit)	$(36,459)	$277,000

The effective income tax rate for the three months ended December 31, 2019 was (33.0%), as compared to 30.5% for the same period in 2018. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income and non-deductible expenses.

The income tax effects of temporary differences giving rise to the deferred tax assets and liabilities are as follows:

	December 31,	September 30,
	2019	2019
Deferred income tax liabilities
Long-term
Property and equipment	$2,404,986	$2,539,639
Other	(19,805)	(19,805)
Total deferred income tax liabilities	$2,385,181	$2,519,834

Deferred income tax assets
Other	565,354	594,011
Total deferred income tax assets	565,354	594,011
Total net deferred income tax liabilities	$1,819,827	$1,925,823

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

10. SHORT-TERM AND LONG-TERM DEBT

Short-term debt consists of the following:

On March 21, 2018, the Company entered into a financing agreement (“Operating Line of Credit (2018)”) with United Bank, Inc., (“United Bank”), to provide the Company with a $15.0 million revolving line of credit. This line had a $12.5 million component and a $2.5 million component, each with separate borrowing requirements. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%. The effective date of this agreement was February 27, 2018. Operating Line of Credit (2018) expired on February 28, 2019 but was extended through April 28, 2019. The Company received a twelve-month extension (“Operating Line of Credit (2019)”) through April 28, 2020 on May 7, 2019.

As of the September 30, 2019 borrowing base calculation, the Company could borrow up to $11.5 million on the line of credit. The Company had borrowed $3.5 million on the line of credit, leaving $8.0 million available. Subsequent to September 30, 2019, the Company repaid $3.5 million against the line of credit. As of the December 31, 2019 borrowing base calculation, the Company could borrow up to $7.8 million on the line of credit. The Company did not have any line of credit borrowings, leaving $7.8 million available.

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

Under the terms of the agreement, the Company must meet the following additional requirements for draw requests causing the borrowings to exceed $12.5 million:

1.	Minimum traditional debt service coverage of 2.0x to be measured quarterly on a rolling twelve-month basis
2.	Minimum tangible net worth of $21.0 million to be measured quarterly

The Company was in compliance with all covenants for the $12.5 million component of Operating Line of Credit (2019) at December 31, 2019.

The Company also finances insurance policy premiums on a short-term basis through a financing company. These insurance policies include workers’ compensation, general liability, automobile, umbrella, and equipment policies. It is typical that the Company makes a down payment in January and finances the remaining premium amount over nine or ten monthly payments. In January 2019, The Company financed $3.2 million in insurance premium policies. At September 30, 2019, the balance of the remaining premiums to be paid was $526,000, which was paid in three months ended December 31, 2019. As of December 31, 2019, the Company did not have short-term borrowings related to insurance premium policies.

A summary of short-term and long-term debt as of December 31, 2019 and September 30, 2019 is as follows:

	December 31,	September 30,
	2019	2019
Line of credit payable to bank, monthly interest at 5.50%, final payment due by April 28, 2020.	$-	$3,500,000

Notes payable to finance companies, due in monthly installments totaling $94,464 including interest ranging from 0.00% to 6.03%, final payments due January 2020 through August 2026, secured by equipment.	1,842,897	1,691,991

Note payable to finance company for insurance premiums financed, due in monthly installments totaling $267,677, including interest rate at 2.77%, final payment due November 2019.	-	525,710

Notes payable to bank, due in monthly installments totaling $7,799, including interest at 4.82%, final payment due November 2034 secured by building and property.	1,001,235	1,012,126

Notes payable to bank, due in monthly installments totaling $12,028, including interest at 5.0%, final payment due November 2025 secured by building and property.	725,825	751,987

Notes payable to bank, due in monthly installments totaling $98,865, including interest at 4.99%, final payment due September 2022 secured by equipment.	2,781,244	3,040,600

Notes payable to bank, due in monthly installments totaling $46,482, including interest at 5.00%, final payment due September 2021 secured by equipment.	884,065	1,011,160

Notes payable to bank, due in monthly installments totaling $191,012, including interest at 5.50%, final payment due May 2024 secured by equipment.	1,913,563	7,920,005

Total debt	9,148,829	19,453,579

Less current maturities	4,484,554	8,429,283

Total long term debt	$4,664,275	$11,024,296

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

The Company’s consolidated operating revenues for the three months ended December 31, 2019 were $25.8 million of which 50.0% was attributable to electrical and mechanical services, 36.9% to gas & petroleum work and 13.1% to water and sewer installations and other ancillary services. The Company’s consolidated operating revenues for the three months ended December 31, 2018 were $49.1 million of which 63.2% was attributable to gas & petroleum work, 29.2% to electrical and mechanical services and 7.6% to water and sewer installations and other ancillary services.

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

First Quarter Overview

The following is an overview of results from operations for the three months ended December 31, 2019 and 2018.

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2019	2018
Revenue	$25,843,307	$49,114,139

Cost of revenues	23,486,565	45,279,294

Gross profit	2,356,742	3,834,845

Selling and administrative expenses	2,595,772	2,756,391
Income (loss) from operations	(239,030)	1,078,454

Other income (expense)
Interest income	53,249	41,522
Other nonoperating expense	(33,938)	(32,995)
Interest expense	(186,845)	(204,349)
Gain on sale of equipment	295,991	25,752
	128,457	(170,070)

Income (loss) before income taxes	(110,573)	908,384

Income tax expense (benefit)	(36,459)	277,000

Net income (loss)	(74,114)	631,384

Dividends on preferred stock	77,250	77,250

Net income (loss) available to common shareholders	$(151,364)	$554,134

Weighted average shares outstanding-basic	13,911,610	14,135,900

Weighted average shares-diluted	13,911,610	17,569,233

Earnings (loss) per share
available to common shareholders	$(0.011)	$0.039

Earnings (loss) per share-diluted
available to common shareholders	$(0.011)	$0.032

Results of Operations for the Three Months Ended December 31, 2019 Compared to the Three Months Ended December 31, 2018

Revenues. Total revenues decreased by $23.3 million or 47.4% to $25.8 million for the three months ended December 31, 2019 from $49.1 million for the same period in 2018. The decrease was primarily attributable to a $21.5 million revenue decrease in petroleum and gas work, a $1.4 million revenue decrease in electrical and mechanical services and a $327,000 revenue decrease in water and sewer projects and other ancillary services. The revenue decrease in petroleum and gas work was primarily related to a twenty-mile pipeline project in northern West Virginia that was in progress during the three months ended December 31, 2018 and completed in September 2019. There were no major projects started in the last quarter of calendar year 2019.

Cost of Revenues. Total cost of revenues decreased by $21.8 million or 48.1% to $23.5 million for the three months ended December 31, 2019 from $45.3 million for the same period in 2018. The decrease was primarily attributable to a $20.5 million cost decrease in petroleum and gas work, a $1.1 million cost decrease in electrical and mechanical services and a $236,000 cost decrease in water and sewer projects and other ancillary services, partially offset by a $78,000 cost increase in equipment and tool shop operations not allocated to projects. The cost of revenues decrease in petroleum and gas work was primarily related to a twenty-mile pipeline project in northern West Virginia that was in progress during the three months ended December 31, 2018 and completed in September 2019. There were no major projects started in the last quarter of calendar year 2019.

Gross Profit. Total gross profit decreased by $1.4 million or 38.5% to $2.4 million for the three months ended December 31, 2019 from $3.8 million for the same period in 2018. The decrease was primarily attributable to a $1.0 million gross profit decrease in petroleum and gas work, a $310,000 gross profit decrease in electrical and mechanical services, a $91,000 gross profit decrease in water and sewer projects and other ancillary services and a $78,000 gross profit decrease related to equipment and tool shop operations costs not allocated to projects. The gross profit decrease in petroleum and gas work was primarily related to a twenty-mile pipeline project in northern West Virginia that was in progress during the three months ended December 31, 2018 and completed in September 2019. There were no major projects started in the last quarter of calendar year 2019.

Selling and administrative expenses. Total selling and administrative expenses decreased by $161,000 or 5.8% to $2.6 million for the three months ended December 31, 2019 from $2.8 million for the same period in 2018.

Interest Expense. Interest expense decreased by $17,000 or 8.6% to $187,000 for the three months ended December 31, 2019 from $204,000 for the same period in 2018. This decrease was primarily due to the repayment of the line of credit and short-term borrowings and additional principal payments on long-term debt.

Net Income (loss). Loss before income taxes was ($111,000) for the three months ended December 31, 2019, compared to income before taxes of $908,000 for the same period in 2018. The loss before income taxes was due to the items mentioned above.

Income tax benefit for the three months ended December 31, 2019 was $36,000 compared to income tax expense of $277,000 for the same period in 2018. The income tax benefit for the three months ended December 31, 2019 was primarily due to a decrease in taxable income as compared to the same period in 2018.

The effective income tax rate for the three months ended December 31, 2019 was (33.0%), as compared to 30.5% for the same period in 2018. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income and non-deductible expenses.

The US Tax Cuts and Jobs Act of 2017 (the “Act”) was enacted in December 2017. As a result, the top corporate income tax rate was reduced from 35% to 21% beginning with tax years after December 31, 2017. As a fiscal year filer, the Act required the Company to use a “blended” tax rate of 24.5% for fiscal year 2018. Beginning with fiscal year 2019, the Company’s federal tax rate will be 21%.

Dividends on preferred stock for the three months ended December 31, 2019 and 2018 were $77,250.

Net loss available to common shareholders for the three months ended December 31, 2019 was ($151,000) compared to net income available to common shareholders of $554,000 for the same period in 2018.

Comparison of Financial Condition at December 31, 2019 and September 30, 2019

The Company had total assets of $45.0 million at December 31, 2019, a decrease of $10.9 million from the prior fiscal year end balance of $55.9 million. Accounts receivable, which totaled $13.3 million at December 31, 2019, decreased by $8.4 million from the prior fiscal year end balance of $21.7 million. The decrease was primarily due to the collection of receivables from September 30, 2019. Retainages receivable totaled $3.2 million at December 31, 2019, a decrease of $277,000 from the prior fiscal year end balance of $3.5 million. The decrease was due to the timing of retainage billings and receipts compared to September 30, 2019. Contract assets totaled $4.6 million at December 31, 2019, a decrease of $2.1 million from the prior fiscal year end balance of $6.7 million. The decrease was due to a difference in the timing of project billings at December 31, 2019 compared to September 30, 2019. Prepaid expenses and other totaled $2.6 million at December 31, 2019, a decrease of $154,000 from the prior fiscal year end balance of $2.7 million. This decrease was primarily due to the financing of the Company’s insurance policies, partially offset by a reduction in prepaid insurance that was expensed during the three months ended December 31, 2019. Cash and cash equivalents totaled $4.6 million at December 31, 2019, an increase of $36,000 from the prior fiscal year end balance. The increase was primarily due to the decrease in accounts receivable, partially offset by the repayments of short-term and long-term debt. The Company had property, plant and equipment of $16.8 million at December 31, 2019, an increase of $7,000 from the prior fiscal year end balance. This increase was due to depreciation of $1.1 million and net equipment disposals of $38,000, partially offset by equipment acquisitions of $1.1 million.

The Company had total liabilities of $21.2 million at December 31, 2019, a decrease of $10.1 million from the prior fiscal year end balance of $31.3 million. Long-term debt totaled $4.7 million at December 31, 2019, a decrease of $6.3 million from the prior fiscal year end balance of $11.0 million. The decrease in long-term debt was due to scheduled payments and additional principal repayments on long-term debt. The Company did not have lines of credit and short-term borrowings at December 31, 2019, a decrease of $4.0 million from the prior fiscal year end balance of $4.0 million. This decrease was primarily due to $3.5 million in line of credit repayments and repayments of $526,000 in short term borrowings related to insurance premiums financed. Accrued expenses and other current liabilities totaled $2.7 million at December 31, 2019, a decrease of $790,000 from the prior fiscal year end balance of $3.5 million. The decrease was primarily due to the payment of accrued expenses in the three months ended December 31, 2019. Contract liabilities totaled $3.2 million at December 31, 2019, a decrease of $223,000 from the prior fiscal year end total of $3.5 million. The decrease was due to a difference in the timing of project billings at December 31, 2019 compared to at September 30, 2019. Deferred tax liabilities totaled $1.8 million at December 31, 2019, a decrease of $106,000 from the prior fiscal year end balance of $1.9 million. Accounts payable totaled $4.3 million at December 31, 2019, an increase of $1.4 million from the prior fiscal year end balance of $2.9 million. The increase was due to the timing of accounts payable payments as compared to September 30, 2019. Current maturities of long-term debt totaled $4.5 million at December 31, 2019, an increase of $81,000 from the prior fiscal year end balance of $4.4 million. The increase was primarily due to the addition of Term Note (2019), partially offset by two term notes paid off during fiscal year 2019. Income taxes payable totaled $22,000 at December 31, 2019, an increase of $22,000 from the prior fiscal year end balance of $0. The increase was due to income taxes payable at December 31, 2019, partially offset by estimated tax payments made in the three months ended December 31, 2019.

Shareholders’ equity was $23.8 million at December 31, 2019, a decrease of $877,000 from the prior fiscal year end balance of $24.7 million. This decrease was due to the net loss available to common shareholders of $151,000, $30,000 in common stock repurchased by the Company and $696,000 in special dividends paid to common shareholders for the three months ended December 31, 2019.

Liquidity and Capital Resources

Indebtedness

On January 31, 2014, the Company entered into a financing arrangement (“Term Note”) with United Bank, Inc. and Summit Community Bank. The financing arrangement was a five-year term loan in the amount of $8.8 million. This note was paid in full during the second quarter of fiscal year 2019.

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 monthly. The interest rate on this loan agreement is 4.82% with monthly payments of $7,800. The interest rate on this note is subject to change from time to time based on changes in The U.S. Treasury yield, adjusted to a constant maturity of three years as published by the Federal Reserve weekly. As of December 31, 2019, the Company had made principal payments of $199,000. The loan is collateralized by the building purchased under this agreement.

On September 16, 2015, the Company entered into a $1.2 million 41-month term note agreement with United Bank, Inc. to refinance the five-year term note agreement for $1.6 million with First Guaranty Bank. The agreement had an interest rate of 5.0%. The note was paid in full during the second quarter of fiscal year 2019. The loan was collateralized by the Company’s accounts receivable and equipment.

On September 16, 2015, the Company entered into a $2.5 million Non-Revolving Note agreement with United Bank, Inc. This six-year agreement gave the Company access to a $2.5 million line of credit (“Equipment Line of Credit”), specifically for the purchase of equipment, for the period of one year with an interest rate of 5.0%. After the first year, all borrowings against the Equipment Line of Credit were converted to a five-year term note agreement with an interest rate of 5.0%. As of December 31, 2019, the Company had borrowed $2.46 million against this note and made principal payments of $1.6 million. The loan is collateralized by the equipment purchased under this agreement.

On November 13, 2015, the Company entered into a 10-year $1.1 million loan agreement with United Bank, Inc. to purchase the fabrication shop and property Nitro had previously been leasing for $12,900 each month. The interest rate on the new loan agreement is 5.0% with monthly payments of $12,028. As of December 31, 2019, the Company had made principal payments of $347,000. The loan is collateralized by the building and property purchased under this agreement.

On June 28, 2017, the Company entered into a $5.0 million Non-Revolving Note agreement with United Bank, Inc. This five-year agreement gave the Company access to a $5.0 million line of credit (“Equipment Line of Credit 2017”), specifically for the purchase of equipment, for a period of three months with an interest rate of 4.99%. After three months, all borrowings against the Equipment Line of Credit 2017 were converted to a five-year term note agreement with an interest rate of 4.99%. As of December 31, 2019, the Company had borrowed $5.0 million against this note and made principal payments of $2.2 million. The loan is collateralized by the equipment purchased under this agreement.

On May 30, 2019, the Company entered into Term Note 2019 with United Bank which refinanced the $10.0 million borrowed on Operating Line of Credit (2019) to a five-year term note with a fixed interest rate of 5.50%. The purpose of this note was to finance a specific construction project completed in September 2019. The Company anticipates paying off Term Note (2019) in less than one year. Covenants for the loan are the same as the $12.5 million component of Operating Line of Credit (2019). The refinancing effectively reset the Company’s line of credit borrowings to zero as of May 30, 2019 and did not affect the conditions of subsequent borrowings. As of December 31, 2019, the Company had made principal payments of $8.1 million. The loan is collateralized by the Company’s equipment.

Operating Line of Credit

On March 21, 2018, the Company entered into a financing agreement (“Operating Line of Credit (2018)”) with United Bank, Inc., (“United Bank”), to provide the Company with a $15.0 million revolving line of credit. This line had a $12.5 million component and a $2.5 million component, each with separate borrowing requirements. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%. The effective date of this agreement was February 27, 2018. Operating Line of Credit (2018) expired on February 28, 2019 but was extended through April 28, 2019. The Company received a twelve-month extension (“Operating Line of Credit (2019)”) through April 28, 2020 on May 7, 2019.

As of the September 30, 2019 borrowing base calculation, the Company could borrow up to $11.5 million on the line of credit. The Company had borrowed $3.5 million on the line of credit, leaving $8.0 million available. Subsequent to September 30, 2019, the Company repaid $3.5 million against the line of credit. As of the December 31, 2019 borrowing base calculation, the Company could borrow up to $7.8 million on the line of credit. The Company did not have any line of credit borrowings, leaving $7.8 million available.

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

Under the terms of the agreement, the Company must meet the following additional requirements for draw requests causing the borrowings to exceed $12.5 million:

1.	Minimum traditional debt service coverage of 2.0x to be measured quarterly on a rolling twelve-month basis
2.	Minimum tangible net worth of $21.0 million to be measured quarterly

The Company was in compliance with all covenants for the $12.5 million component of Operating Line of Credit (2019) at December 31, 2019.

Off-Balance Sheet Arrangements

Due to the nature of our industry, we often enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Though for the most part not material in nature, some of these are:

Leases

Our work often requires us to lease various equipment, vehicles, and facilities. These leases usually are short-term in nature, with duration of two year or less, though at times we may enter into longer term leases when warranted. By leasing, we are able to reduce our capital outlay requirements for equipment, vehicles and facilities that we may only need for short periods of time. As of December 31, 2019, the Company had one operating lease commitment of $56,000 that will expire in April 2020.

Letters of Credit

Certain of our customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors and vendors on various customer projects. At December 31, 2019, the Company did not have any letters of credit outstanding.

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

The ability to obtain bonding for future contracts is an important factor in the contracting industry with respect to the type and number of contracts that can be bid. Depending upon the size and conditions of a contract, the Company may be required to post letters of credit or other collateral in favor of the insurer. Posting of these letters or other collateral will reduce our borrowing capabilities. The Company does not anticipate any claims against outstanding performance bonds in the foreseeable future. At December 31, 2019, the Company had $4.2 million in performance bonds outstanding.

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

The Company did not have a customer that exceeded 10.0% of revenues for the three months ended December 31, 2019. The Company had one customer that exceeded 10.0% of receivables at December 31, 2019. This customer, WV American Water, represented 15.0% of receivables net of retention at December 31, 2019.

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

Litigation

In February 2018, the Company filed a lawsuit against a former customer related to a dispute over changes on a pipeline construction project. The Company is seeking $13.7 million in the lawsuit, none of which has been recognized in the Company’s financial statements. Other than described above, at December 31, 2019, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At December 31, 2019, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 each month. Mr. Douglas Reynolds, President of Energy Services, was a director and secretary of First Bank of Charleston. Mr. Nester Logan and Mr. Samuel Kapourales, directors of Energy Services, were also directors of First Bank of Charleston. On October 15, 2018, First Bank of Charleston was merged into Premier Bank, Inc., a wholly owned subsidiary of Premier Financial Bancorp, Inc. Mr. Marshall Reynolds, Chairman of the Board of Energy Services, holds the same position with Premier Financial Bancorp Inc. Mr. Keith Molihan and Mr. Neal Scaggs are both directors of Energy Services and hold the same position with Premier Financial Bancorp, Inc. The interest rate on the loan agreement is 4.82% with monthly payments of $7,800. As of December 31, 2019, we have paid approximately $199,000 in principal and approximately $269,000 in interest since the beginning of the loan. There were no new material related party transactions entered into during the quarter ended December 31, 2019.

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

Inflation

Due to relatively low levels of inflation during the three months ended December 31, 2019 and 2018, inflation did not have a significant effect on our results.

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

Contracts may require the Company to warranty that work is performed in accordance with the contract; however, the warranty is not priced separately, and the Company does not offer customers an option to purchase a warranty. As of December 31, 2019, the Company does not have a material amount of costs expensed that would otherwise be capitalized and amortized.

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

U.S. GAAP also prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or to be taken on a tax return. This evaluation is a two-step process.  First, the recognition process determines if it is more likely than not that a tax position will be sustained based on the merits of the tax position upon examination by the appropriate taxing authority.  Second, a measurement process is calculated to determine the amount of benefit/expense to recognize in the financial statements if a tax position meets the more likely than not recognition threshold.  The tax position is measured at the greatest amount of benefit/expense that is more likely than not of being realized upon ultimate settlement.  Any interest and penalty related to the unrecognized tax benefits, as the result of recognition of tax obligations resulting from uncertain tax positions, are included in the provision for income taxes. The Company had not recognized any uncertain tax positions at December 31, 2019.

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

Self-Insurance

The Company has its workers’ compensation, general liability and auto insurance through a captive insurance company. While the Company believes that this arrangement has been very beneficial in reducing and stabilizing insurance costs; the Company does have to maintain a surety deposit to guarantee payments of premiums. That account had a balance of $1.9 million as of December 31, 2019. Should the captive insurance company experience severe losses over an extended period, it could have a detrimental effect on the Company.

Current and Non-Current Accounts Receivable and Provision for Doubtful Accounts

The Company provides an allowance for doubtful accounts when collection of an account is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates relating to, among others, our customers’ access to capital, our customers’ willingness or ability to pay, general economic conditions and the ongoing relationship with the customers. While most of our customers are large well capitalized companies, should they experience material changes in their revenues and cash flows or incur other difficulties and not be able to pay the amounts owed, this could cause reduced cash flows and losses in excess of our current reserves. At December 31, 2019, the management review deemed that the allowance for doubtful accounts was adequate.

Operating Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 is effective for public business entities for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years. Among other things, lessees are required to recognize the following for all leases (except for short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

It is the Company’s preference to acquire equipment needed for long-term use through purchase, by cash or finance. For equipment needed on a short-term basis, the Company will enter into short-term rental agreements with the equipment provider. The Company believes the adoption of ASU 2016-02 had an immaterial impact, if any, on its consolidated financial statements.

New Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. In addition, the amendments eliminate at a minimum from the phrase an entity shall disclose at a minimum to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures and to clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level III fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this Update and delay adoption of the additional disclosures until their effective date. For all entities, amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level III fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and delay adoption of the additional disclosures until their effective date. The Company is currently evaluating the impact, if any, that adoption will have on its consolidated financial statements.

Outlook

The following statements are based on current expectations. These statements are forward looking, and actual results may differ materially.

The Company prepares weekly cash forecasts for our own benefit and for submission to our lenders. We anticipate that our current cash and the cash to be generated from collection of our receivables along with the existing Operating Line of Credit (2019) with United Bank, Inc., which was extended to April 28, 2020, will be adequate to meet our cash needs for the Company’s 2020 fiscal year. The Company may borrow against the line of credit provided it meets certain borrowing base requirements, with $15.0 million being the maximum allowed. If the Company has borrowed more than the borrowing base allows, the Company must repay the excess borrowings to United Bank, Inc. As of December 31, 2019, the Company had no borrowings against the Operating Line of Credit (2019).

Currently, the Company is receiving bid opportunities from existing and potentially new customers. However, with potential economic uncertainties, such as the prices of oil and natural gas, and environmental regulations, the demand for our customers’ projects could wane and their ability to fund planned projects could be reduced. Also, a shortage of qualified labor could lead to inefficient production and could make bidding and managing projects more difficult. The Company’s backlog at December 31, 2019 was $63.2 million. While adding additional projects appears likely, no assurances can be given that the Company will be successful in bidding on projects that become available. Moreover, even if the Company obtains contracts, there can be no guarantee that the projects will go forward.

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

There has been no change in Energy Services of America Corporation’s internal control over financial reporting during Energy Services of America Corporation’s first quarter of fiscal year 2020 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

In February 2018, the Company filed a lawsuit against a former customer related to a dispute over changes on a pipeline construction project. The Company is seeking $13.7 million in the lawsuit, none of which has been recognized in the Company’s financial statements. Other than described above, at December 31, 2019, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At December 31, 2019, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. Risk Factors

Please see the information disclosed in the “Risk Factors” section of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on December 20, 2019. There have been no material changes to the risk factors since the filing of the Annual Report on Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of equity securities during the period covered by the report.

(b) None.

(c) The repurchases of Energy Services of America Corporation’s shares of its common stock during the three months ended December 31, 2019 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Value of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2019-October 31, 2019	13,853	$0.88	$12,135	1,368,994
November 1, 2019-November 30, 2019	9,648	0.84	8,116	1,359,346
December 1, 2019-December 31, 2019	11,186	0.87	9,740	1,348,160
Total	34,687	$0.86	29,991

(1)  On August 3, 2018, the Company announced that the Board of Directors authorized a stock repurchase program under which the Company would repurchase up to 10%, or approximately 1,423,984 shares, of the Company's issued and outstanding stock.  The repurchase program started on August 15, 2018 and expired on August 15, 2019.  On August 22, 2019, the Company announced that the Board of Directors authorized a second stock repurchase program under which the Company would repurchase up to 10%, or approximately 1,393,393 shares of the Company's issued and outstanding stock.  The repurchase program started on August 26, 2019 and will expire on August 26, 2020.

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

ENERGY SERVICES OF AMERICA CORPORATION

Date: February 13, 2020	By:	/s/ Douglas V. Reynolds
Douglas V. Reynolds
Chief Executive Officer

Date: February 13, 2020	By:	/s/ Charles P. Crimmel
Charles P. Crimmel
Chief Financial Officer

