Form 10-Q
period 2020-03-31
Energy Services of America CORP
filed 2020-05-15
CIK 1357971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

As of May 14, 2020, there were 13,621,406 outstanding shares of the Registrant’s Common Stock.

Part 1. Financial Information

Item 1. Financial Statements (Unaudited):

Energy Services of America Corporation

Consolidated Balance Sheets

	March 31,	September 30,
Assets	2020	2019
	(Unaudited)
Current assets
Cash and cash equivalents	$4,050,411	$4,578,275
Accounts receivable-trade	9,735,920	21,678,622
Allowance for doubtful accounts	(70,310)	(70,310)
Retainages receivable	3,025,015	3,521,561
Other receivables	10,408	10,008
Contract assets	3,124,595	6,659,707
Prepaid expenses and other	4,956,339	2,734,974
Total current assets	24,832,378	39,112,837

Property, plant and equipment, at cost	52,262,808	51,268,358
less accumulated depreciation	(35,167,807)	(34,453,157)
Total fixed assets	17,095,001	16,815,201

Total assets	$41,927,379	$55,928,038

Liabilities and shareholders' equity
Current liabilities
Current maturities of long-term debt	$2,508,986	$4,403,573
Lines of credit and short term borrowings	3,539,373	4,025,710
Accounts payable	3,508,937	2,919,618
Accrued expenses and other current liabilities	2,059,634	3,509,373
Contract liabilities	3,035,812	3,455,288
Total current liabilities	14,652,742	18,313,562

Long-term debt, less current maturities	4,253,641	11,024,296
Deferred income taxes payable	1,214,087	1,925,823
Total liabilities	20,120,470	31,263,681

Shareholders' equity

Preferred stock, $.0001 par value
Authorized 1,000,000 shares, 206 issued at March 31, 2020
and September 30, 2019	-	-

Common stock, $.0001 par value
Authorized 50,000,000 shares 14,839,836 issued and 13,657,009
outstanding at March 31, 2020 and 14,839,836 issued and	1,484	1,484
13,924,789 outstanding at September 30, 2019

Treasury stock, 1,182,827 shares at March 31, 2020 and	(118)	(91)
915,047 at September 30, 2019

Additional paid in capital	60,700,817	60,938,896
Retained deficit	(38,895,274)	(36,275,932)
Total shareholders' equity	21,806,909	24,664,357

Total liabilities and shareholders' equity	$41,927,379	$55,928,038

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Income

Unaudited

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2020	2019	2020	2019
Revenue	$18,072,400	$46,955,444	$43,915,707	$96,069,583

Cost of revenues	18,001,931	46,364,050	41,488,496	91,643,344

Gross profit	70,469	591,394	2,427,211	4,426,239

Selling and administrative expenses	2,345,509	2,012,282	4,941,281	4,768,673
Loss from operations	(2,275,040)	(1,420,888)	(2,514,070)	(342,434)

Other income (expense)
Interest income	-	16,501	53,249	58,023
Other nonoperating expense	(42,741)	(20,581)	(76,679)	(53,576)
Interest expense	(112,017)	(209,125)	(298,862)	(413,474)
Gain on sale of equipment	223,775	111,817	519,766	137,569
	69,017	(101,388)	197,474	(271,458)

Loss before income taxes	(2,206,023)	(1,522,276)	(2,316,596)	(613,892)

Income tax benefit	(511,412)	(397,818)	(547,871)	(120,818)

Net loss	(1,694,611)	(1,124,458)	(1,768,725)	(493,074)

Dividends on preferred stock	77,250	77,250	154,500	154,500

Loss available to common shareholders	$(1,771,861)	$(1,201,708)	$(1,923,225)	$(647,574)

Weighted average shares outstanding-basic	13,783,546	14,060,456	13,877,243	14,102,117

Weighted average shares-diluted	13,783,546	14,060,456	13,877,243	14,102,117

Loss per share
available to common shareholders	$(0.129)	$(0.085)	$(0.139)	$(0.046)

Loss per share-diluted
available to common shareholders	$(0.129)	$(0.085)	$(0.139)	$(0.046)

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Cash Flows

Unaudited

	Six Months Ended	Six Months Ended
	March 31,	March 31,
Cash flows from operating activities:	2020	2019

Net loss	$(1,768,725)	$(493,074)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation expense	2,217,791	2,062,589
Gain on sale of equipment	(519,766)	(137,569)
Provision for deferred taxes	(97,483)	(76,050)
Decrease in contracts receivable	11,942,702	3,789,321
Decrease in retainage receivable	496,546	216,266
(Increase) decrease in other receivables	(400)	88,709
Decrease (increase) in contract assets	3,535,112	(8,168,213)
Increase in prepaid expenses	(2,221,365)	(1,008,410)
Increase in accounts payable	589,319	2,479,674
(Decrease) increase in accrued expenses	(2,063,992)	2,037,763
Decrease increase in contract liabilities	(419,476)	(736,120)
Decrease in income taxes payable	-	(545,237)
Net cash provided by (used in) operating activities	11,690,263	(490,351)

Cash flows from investing activities:
Investment in property and equipment	(2,008,710)	(1,811,044)
Proceeds from sales of property and equipment	657,269	402,909
Net cash used in investing activities	(1,351,441)	(1,408,135)

Cash flows from financing activities:
Dividends on common stock	(696,117)	-
Preferred dividends paid	(154,500)	(154,500)
Treasury stock purchased by company	(238,106)	(204,569)
Borrowings on lines of credit and short term debt, net of (repayments)	(486,337)	6,033,594
Principal payments on long term debt	(9,291,626)	(2,075,128)
Net cash (used in) provided by financing activities	(10,866,686)	3,599,397

(Decrease) increase in cash and cash equivalents	(527,864)	1,700,911
Cash and cash equivalents beginning of period	4,578,275	1,065,550
Cash and cash equivalents end of period	$4,050,411	$2,766,461

Supplemental schedule of noncash investing and financing activities:
Purchases of property & equipment under financing agreements	$626,384	$29,534
Insurance premiums financed	$3,063,543	$3,159,083
Accrued dividends on preferred stock	$77,250	$77,250

Supplemental disclosures of cash flows information:

Cash paid during the year for:
Interest	$298,862	$413,474
Income taxes	$139,600	$630,670

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Changes in Shareholders’ Equity

For the six months ended March 31, 2020 and 2019

	Common Stock		Additional Paid	Retained Earnings	Treasury	Total Shareholders'
	Shares	Amount	in Capital	(deficit)	Stock	Equity

Balance at September 30, 2018	14,194,517	$1,484	$61,239,470	$(37,959,842)	$(65)	$23,281,047

Net loss	-	-	-	(493,074)	-	(493,074)

Accrued preferred dividends	-	-	-	(154,500)	-	(154,500)

Treasury stock purchased by company	(171,329)	-	(204,552)	-	(17)	(204,569)

Balance at March 31, 2019	14,023,188	$1,484	$61,034,918	$(38,607,416)	$(82)	$22,428,904

Balance at September 30, 2019	13,924,789	$1,484	$60,938,896	$(36,275,932)	$(91)	$24,664,357

Net loss	-	-	-	(1,768,725)	-	(1,768,725)

Accrued preferred dividends	-	-	-	(154,500)	-	(154,500)

Dividends on common stock ($0.05 per share on 13,922,336 shares; 317,500 common shares are part of preferred units and were not eligible for the common dividend)	-	-	-	(696,117)	-	(696,117)

Treasury stock purchased by company	(267,780)	-	(238,079)	-	(27)	(238,106)

Balance at March 31, 2020	13,657,009	$1,484	$60,700,817	$(38,895,274)	$(118)	$21,806,909

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

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto for the years ended September 30, 2019 and 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on December 20, 2019. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the interim financial reporting rules and regulations of the SEC. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and six months ended March 31, 2020 and 2019 are not necessarily indicative of the results to be expected for the full year or any other interim period.

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

Reclassifications

Certain reclassifications may have been made in prior years’ financial statements to conform to classifications used in the current year.

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

Our contract assets may include cost and estimated earnings in excess of billings that represent amounts earned and reimbursable under contracts, including claim recovery estimates, but have a conditional right for billing and payment such as achievement of milestones or completion of the project. With the exception of customer affirmative claims, generally, such unbilled amounts will become billable according to the contract terms and generally will be billed and collected over the next three months. Settlement with the customer of outstanding affirmative claims is dependent on the claims resolution process and could extend beyond one year. Based on our historical experience, we generally consider the collection risk related to billable amounts to be low. When events or conditions indicate that it is probable that the amounts outstanding become unbillable, the transaction price and associated contract asset is reduced.

Our contract liabilities may consist of provisions for losses and billings in excess of costs and estimated earnings. Provisions for losses are recognized in the consolidated statements of income at the uncompleted performance obligation level for the amount of total estimated losses in the period that evidence indicates that the estimated total cost of a performance obligation exceeds its estimated total revenue. Billings in excess of costs and estimated earnings are billings to customers on contracts in advance of work performed, including advance payments negotiated as a contract condition. Generally, unearned project-related costs will be earned over the next twelve months.

3. DISAGGREGATION OF REVENUE

We disaggregate our revenue based on our operating groups and contract types as it is the format that is regularly reviewed by management. Our reportable operating groups are: Petroleum and Gas, Water, Sewer and other services, and Electrical and Mechanical services. Our contract types are: Lump Sum, Unit Price, and Cost Plus and Time and Materials (“T&M”). The following tables present our disaggregated revenue for the three and six months ended March 31, 2020 and 2019:

Three Months Ended March 31, 2020

	Petroleum & Gas	Water, Sewer and Other	Electrical and Mechanical	Total revenue from contracts
Lump sum contracts	$-	$-	$7,376,887	$7,376,887
Unit price contracts	5,255,940	2,236,483	-	7,492,423
Cost plus and T&M contracts	-	59,684	3,143,406	3,203,090
Total revenue from contracts	$5,255,940	$2,296,167	$10,520,293	$18,072,400

Earned over time	$3,509,619	$2,296,167	$10,375,828	$16,181,614
Earned at point in time	1,746,321	-	144,465	1,890,786
Total revenue from contracts	$5,255,940	$2,296,167	$10,520,293	$18,072,400

Three Months Ended March 31, 2019

	Petroleum & Gas	Water, Sewer and Other	Electrical and Mechanical	Total revenue from contracts
Lump sum contracts	$-	$-	$10,433,076	$10,433,076
Unit price contracts	28,756,835	2,128,672	-	30,885,507
Cost plus and T&M contracts	1,192,750	259,700	4,184,411	5,636,861
Revenue from contracts in progress	$29,949,585	$2,388,372	$14,617,487	$46,955,444

Earned over time	$28,659,296	$2,388,372	$14,430,794	$45,478,462
Earned at point in time	1,290,289	-	186,693	1,476,982
Total revenue from contracts	$29,949,585	$2,388,372	$14,617,487	$46,955,444

Six Months Ended March 31, 2020

	Petroleum & Gas	Water, Sewer and Other	Electrical and Mechanical	Total revenue from contracts
Lump sum contracts	$-	$-	$14,825,399	$14,825,399
Unit price contracts	14,504,192	5,637,249	-	20,141,441
Cost plus and T&M contracts	116,428	225,102	8,607,337	8,948,867
Revenue from contracts in progress	$14,620,620	$5,862,351	$23,432,736	$43,915,707

Earned over time	$10,323,832	$5,862,351	$22,975,533	$39,161,716
Earned at point in time	4,296,788	-	457,203	4,753,991
Total revenue from contracts	$14,620,620	$5,862,351	$23,432,736	$43,915,707

Six Months Ended March 31, 2019

	Petroleum & Gas	Water, Sewer and Other	Electrical and Mechanical	Total revenue from contracts
Lump sum contracts	$-	$-	$18,649,764	$18,649,764
Unit price contracts	57,572,138	5,599,629	-	63,171,767
Cost plus and T&M contracts	3,287,810	643,866	10,316,376	14,248,052
Revenue from contracts in progress	$60,859,948	$6,243,495	$28,966,140	$96,069,583

Earned over time	$58,288,480	$6,243,495	$28,512,418	$95,615,861
Earned at point in time	2,571,468	-	453,722	453,722
Total revenue from contracts	$60,859,948	$6,243,495	$28,966,140	$96,069,583

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

During the six months ended March 31, 2020, we recognized revenue of $3.3 million that was included in the contract liability balance at September 30, 2019.

Accounts receivable-trade, net of allowance for doubtful accounts, retentions receivable, contract assets and contract liabilities consisted of the following:

	September 30, 2019	March 31, 2020	Change

Accounts receivable-trade, net of allowance for doutful accounts	$21,608,312	$9,665,610	$(11,942,702)

Retentions receivable	$3,521,561	$3,025,015	$(496,546)

Contract assets Cost and estimated eanings in excess of billings	$6,659,707	$3,124,595	$(3,535,112)

Contract liabilites Billings in excess of cost and estimated earnings	$3,455,288	$3,035,812	$(419,476)

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

During the three and six months ended March 31, 2020, we recognized revenue of $168,000 and $804,000 respectively, as a result of changes in contract transaction price related to performance obligations that were satisfied prior to September 30, 2019. The changes in contract transaction price were from items such as changes in projected profit, executed or estimated change orders, and unresolved contract modifications and claims.

The Company does not sell warranties for its construction services. At March 31, 2020, the Company had $31.2 million in remaining unsatisfied performance obligations, in which revenue is expected to be recognized in less than twelve months.

6. UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts as of March 31, 2020 and September 30, 2019 are summarized as follows:

	March 31,	September 30,
	2020	2019
Costs incurred on contracts in progress	$50,876,649	$163,768,655
Estimated earnings, net of estimated losses	9,702,298	18,215,388
	60,578,947	181,984,043
Less billings to date	60,490,164	178,779,624
	$88,783	$3,204,419

Costs and estimated earnings in excess of billed on
uncompleted contracts	$3,124,595	$6,659,707

Less billings in excess of costs and estimated earnings on
uncompleted contracts	3,035,812	3,455,288

	$88,783	$3,204,419

Backlog at March 31, 2020 and September 30, 2019 was $92.4 million and $63.0 million, respectively.

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

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed-rate debt to unrelated parties was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates for bank loans with similar terms and maturities. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $8.6 million at March 31, 2020 was $8.5 million. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $16.0 million at September 30, 2019 was $16.0 million.

All receivables and payables are carried at net realizable value which approximates fair value because of their short duration to maturity.

8. LOSS PER SHARE

The amounts used to compute the loss per share for the three and six months ended March 31, 2020 and 2019 are summarized below.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2020	2019	2020	2019
Net loss	$(1,694,611)	$(1,124,458)	$(1,768,725)	$(493,074)

Dividends on preferred stock	77,250	77,250	154,500	154,500

Loss available to common shareholders	$(1,771,861)	$(1,201,708)	$(1,923,225)	$(647,574)

Weighted average shares outstanding	13,783,546	14,060,456	13,877,243	14,102,117

Weighted average shares outstanding-diluted	13,783,546	14,060,456	13,877,243	14,102,117

Loss per share available to common shareholders	$(0.129)	$(0.085)	$(0.139)	$(0.046)

Loss per share available to common shareholders-diluted	$(0.129)	$(0.085)	$(0.139)	$(0.046)

9. INCOME TAXES

The components of income taxes are as follows:

	Three months ended March 31,
	2020	2019
Federal
Current	$(405,543)	$(301,962)
Deferred	6,642	3,488
Total	(398,901)	(298,474)

State
Current	$(114,383)	$(96,715)
Deferred	1,872	(2,629)
Total	(112,511)	(99,344)

Total income tax benefit	$(511,412)	$(397,818)

	Six months ended March 31,
	2020	2019
Federal
Current	$(351,303)	$(34,942)
Deferred	(76,036)	(59,319)
Total	(427,339)	(94,261)

State
Current	$(99,085)	$(9,826)
Deferred	(21,447)	(16,731)
Total	(120,532)	(26,557)

Total income tax benefit	$(547,871)	$(120,818)

The effective income tax rate for the three months ended March 31, 2020 was (23.2%), as compared to (26.1%) for the same period in 2019. The effective income tax rate for the six months ended March 31, 2020 was (23.6%), as compared to (19.7%) for the same period in 2019. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income and non-deductible expenses.

The income tax effects of temporary differences giving rise to the deferred tax assets and liabilities are as follows:

	March 31,	September 30,
	2020	2019
Deferred income tax liabilities
Long-term
Property and equipment	$2,385,515	$2,539,639
Other	(19,805)	(19,805)
Total deferred income tax liabilities	$2,365,710	$2,519,834

Deferred income tax assets
Other	537,370	594,011
Net operating loss carryforward	614,253	-
Total deferred income tax assets	1,151,623	594,011

Total net deferred income tax liabilities	$1,214,087	$1,925,823

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

10. SHORT-TERM AND LONG-TERM DEBT

Short-term debt consists of the following:

On March 21, 2018, the Company entered into a financing agreement (“Operating Line of Credit (2018)”) with United Bank, Inc., (“United Bank”), to provide the Company with a $15.0 million revolving line of credit. This line had a $12.5 million component and a $2.5 million component, each with separate borrowing requirements. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%. The effective date of this agreement was February 27, 2018. Operating Line of Credit (2018) expired on February 28, 2019 but was extended through April 28, 2019. The Company received a twelve-month extension (“Operating Line of Credit (2019)”) through April 28, 2020 on May 7, 2019. On May 12, 2020, the Company received a two-month extension of the line of credit through June 28, 2020.

As of the September 30, 2019 borrowing base calculation, the Company could borrow up to $11.5 million on the line of credit. The Company had borrowed $3.5 million on the line of credit, leaving $8.0 million available. Subsequent to September 30, 2019, the Company repaid $3.5 million against the line of credit. As of the March 31, 2020 borrowing base calculation, the Company could borrow up to $5.5 million on the line of credit. The Company had line of credit borrowings of $1.5 million, leaving $4.0 million available.

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

Under the terms of the agreement, the Company must meet the following additional requirements for draw requests causing the borrowings to exceed $12.5 million:

1.	Minimum traditional debt service coverage of 2.0x to be measured quarterly on a rolling twelve-month basis
2.	Minimum tangible net worth of $21.0 million to be measured quarterly.

The Company was in compliance with all covenants for the $12.5 million component of Operating Line of Credit (2019) at March 31, 2020.

The Company also finances insurance policy premiums on a short-term basis through a financing company. These insurance policies include workers’ compensation, general liability, automobile, umbrella, and equipment policies. It is typical that the Company makes a down payment in January and finances the remaining premium amount over nine or ten monthly payments. In January 2019, The Company financed $3.2 million in insurance premium policies. At September 30, 2019, the balance of the remaining premiums to be paid was $526,000, which was paid in the three months ended March 31, 2020. In January 2020, the Company financed $3.1 million in insurance premium policies. At March 31, 2020, the balance of the remaining premiums to be paid was $2.0 million, which will be paid in equal monthly installments through November 2020.

A summary of short-term and long-term debt as of March 31, 2020 and September 30, 2019 is as follows:

	March 31,	September 30,
	2020	2019
Line of credit payable to bank, monthly interest at 5.50%, final payment due by April 28, 2020.	$1,500,000	$3,500,000

Notes payable to finance companies, due in monthly installments totaling $100,951 including interest ranging from 0.00% to 6.03%, final payments due April 2020 through August 2026, secured by equipment.	1,799,172	1,691,991

Note payable to finance company for insurance premiums financed, due in monthly installments totaling $254,922, including interest rate at 3.50%, final payment due November 2020.	2,039,373	525,710

Notes payable to bank, due in monthly installments totaling $7,799, including interest at 4.82%, final payment due November 2034 secured by building and property.	990,196	1,012,126

Notes payable to bank, due in monthly installments totaling $12,028, including interest at 5.0%, final payment due November 2025 secured by building and property.	699,165	751,987

Notes payable to bank, due in monthly installments totaling $98,865, including interest at 4.99%, final payment due September 2022 secured by equipment.	2,518,693	3,040,600

Notes payable to bank, due in monthly installments totaling $46,482, including interest at 5.00%, final payment due September 2021 secured by equipment.	755,401	1,011,160

Notes payable to bank, due in monthly installments totaling $191,012, including interest at 5.50%, final payment due May 2024 secured by equipment.	-	7,920,005

Total debt	10,302,000	19,453,579

Less current maturities	6,048,359	8,429,283

Total long term debt	$4,253,641	$11,024,296

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

The Company’s consolidated operating revenues for the three months ended March 31, 2020 were $18.1 million of which 58.2% was attributable to electrical and mechanical services, 29.1% to gas & petroleum work and 12.7% to water and sewer installations and other ancillary services. The Company’s consolidated operating revenues for the three months ended March 31, 2019 were $47.0 million of which 63.8% was attributable to gas & petroleum work, 31.1% to electrical and mechanical services and 5.1% to water and sewer installations and other ancillary services.

The Company’s consolidated operating revenues for the six months ended March 31, 2020 were $43.9 million of which 53.4% was attributable to electrical and mechanical services, 33.3% to gas & petroleum work and 13.3% to water and sewer installations and other ancillary services. The Company’s consolidated operating revenues for the six months ended March 31, 2019 were $96.1 million of which 63.5% was attributable to gas & petroleum work, 30.2% to electrical and mechanical services and 6.3% to water and sewer installations and other ancillary services.

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

Second Quarter and Six Months Overview

The following is an overview of results from operations for the three and six months ended March 31, 2020 and 2019.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2020	2019	2020	2019
Revenue	$18,072,400	$46,955,444	$43,915,707	$96,069,583

Cost of revenues	18,001,931	46,364,050	41,488,496	91,643,344

Gross profit	70,469	591,394	2,427,211	4,426,239

Selling and administrative expenses	2,345,509	2,012,282	4,941,281	4,768,673
Loss from operations	(2,275,040)	(1,420,888)	(2,514,070)	(342,434)

Other income (expense)
Interest income	-	16,501	53,249	58,023
Other nonoperating expense	(42,741)	(20,581)	(76,679)	(53,576)
Interest expense	(112,017)	(209,125)	(298,862)	(413,474)
Gain on sale of equipment	223,775	111,817	519,766	137,569
	69,017	(101,388)	197,474	(271,458)

Loss before income taxes	(2,206,023)	(1,522,276)	(2,316,596)	(613,892)

Income tax benefit	(511,412)	(397,818)	(547,871)	(120,818)

Net loss	(1,694,611)	(1,124,458)	(1,768,725)	(493,074)

Dividends on preferred stock	77,250	77,250	154,500	154,500

Loss available to common shareholders	$(1,771,861)	$(1,201,708)	$(1,923,225)	$(647,574)

Weighted average shares outstanding-basic	13,783,546	14,060,456	13,877,243	14,102,117

Weighted average shares-diluted	13,783,546	14,060,456	13,877,243	14,102,117

Loss per share available to common shareholders	$(0.129)	$(0.085)	$(0.139)	$(0.046)

Loss per share-diluted available to common shareholders	$(0.129)	$(0.085)	$(0.139)	$(0.046)

Results of Operations for the Three and Six Months Ended March 31, 2020 Compared to the Three and Six Months Ended March 31, 2019

Revenues. Total revenues decreased by $28.9 million or 61.5% to $18.1 million for the three months ended March 31, 2020 from $47.0 million for the same period in 2019. The decrease was primarily attributable to a $24.7 million revenue decrease in petroleum and gas work, a $4.1 million revenue decrease in electrical and mechanical services and a $92,000 revenue decrease in water and sewer projects and other ancillary services. Total revenues decreased by $52.2 million or 54.3% to $43.9 million for the six months ended March 31, 2020 from $96.1 million for the same period in 2019. The decrease was primarily attributable to a $46.2 million revenue decrease in petroleum and gas work, a $5.5 million revenue decrease in electrical and mechanical services and a $382,000 revenue decrease in water and sewer projects and other ancillary services.

The revenue decrease in petroleum and gas work was primarily related to a twenty-mile pipeline project in northern West Virginia that was in progress during the six months ended March 31, 2019 and completed in September 2019. The project ran over budget due to environmental delays and adverse working conditions related to weather. Generally, the Company’s major projects will extend into the first quarter of the next fiscal year. However, the Company’s major projects in fiscal year 2019 completed in or before September 2019. The Company had a limited number of new projects that started in the first six months of fiscal year 2020. The COVID-19 pandemic did not begin to affect the Company until mid-March 2020.

Cost of Revenues. Total cost of revenues decreased by $28.4 million or 61.2% to $18.0 million for the three months ended March 31, 2020 from $46.4 million for the same period in 2019. The decrease was primarily attributable to a $25.5 million cost decrease in petroleum and gas work, a $3.9 million cost decrease in electrical and mechanical services, partially offset by a $813,000 cost increase in equipment and tool shop operations not allocated to projects and a $223,000 cost increase in water and sewer projects and other ancillary services. Total cost of revenues decreased by $50.1 million or 54.7% to $41.5 million for the six months ended March 31, 2020 from $91.6 million for the same period in 2019. The decrease was primarily attributable to a $46.0 million cost decrease in petroleum and gas work, a $5.0 million cost decrease in electrical and mechanical services, a $14,000 cost decrease in water and sewer projects and other ancillary services, partially offset by a $891,000 cost increase in equipment and tool shop operations not allocated to projects.

The cost of revenues decrease in petroleum and gas work was primarily related to a twenty-mile pipeline project in northern West Virginia that was in progress during the six months ended March 31, 2019 and completed in September 2019. The project ran over budget due to environmental delays and adverse working conditions related to weather. Generally, the Company’s major projects will extend into the first quarter of the next fiscal year. However, the Company’s major projects in fiscal year 2019 completed in or before September 2019. The Company had a limited number of new projects that started in the first six months of fiscal year 2020. The COVID-19 pandemic did not begin to affect the Company until mid-March 2020.

Gross Profit. Total gross profit decreased by $521,000 or 88.1% to $70,000 for the three months ended March 31, 2020 from $591,000 for the same period in 2019. The decrease was primarily attributable to a $813,000 gross profit decrease related to equipment and tool shop operations costs not allocated to projects, a $315,000 gross profit decrease in water and sewer projects and other ancillary services, a $175,000 gross profit decrease in electrical and mechanical services, partially offset by a $782,000 gross profit increase in petroleum and gas work.

Total gross profit decreased by $2.0 million or 45.2% to $2.4 million for the six months ended March 31, 2020 from $4.4 million for the same period in 2019. The decrease was primarily attributable to a $891,000 gross profit decrease related to equipment and tool shop operations costs not allocated to projects, a $484,000 gross profit decrease in electrical and mechanical services, a $367,000 gross profit decrease in water and sewer projects and other ancillary services, and a $256,000 gross profit decrease in petroleum and gas work.

The overall gross profit decrease for the three and six months ended March 31, 2020 compared to the same period in 2019 was primarily related to the decrease in revenues mentioned above. Generally, the Company’s major projects will extend into the first quarter of the next fiscal year. However, the Company’s major projects in fiscal year 2019 completed in or before September 2019. The Company had a limited number of new projects that started in the first six months of fiscal year 2020.

Also, the decreased amount of work during the six months ended March 31, 2020 resulted in less of the Company’s owned equipment being used on projects and reduced the internal equipment charges from shop operations to projects compared to prior periods. The shop operation relies on internal equipment charges to recover shop operation costs such as depreciation and maintenance. In addition, the Company invested in general maintenance and repairs on Company owned equipment in preparation for new projects starting in the third quarter of fiscal year 2020.

Selling and administrative expenses. Total selling and administrative expenses increased by $333,000 or 16.6% to $2.3 million for the three months ended March 31, 2020 from $2.0 million for the same period in 2019.

Total selling and administrative expenses increased by $173,000 or 3.6% to $4.9 million for the six months ended March 31, 2020 from $4.8 million for the same period in 2019.

The increase in selling and administrative expenses was primarily related to fewer projects in progress during the three and six months ended March 31, 2020 and the reassignment of project management personnel to assist in obtaining new work.

Interest Expense. Interest expense decreased by $97,000 or 46.4% to $112,000 for the three months ended March 31, 2020 from $209,000 for the same period in 2019.

Interest expense decreased by $115,000 or 27.7% to $299,000 for the six months ended March 31, 2020 from $413,000 for the same period in 2019.

This decrease in interest expense for the three and six months ended March 31, 2020 was primarily due to the repayment of the line of credit and short-term borrowings and additional principal payments on long-term debt.

Net Loss. Loss before income taxes was ($2.2) million for the three months ended March 31, 2020, compared to loss before taxes of ($1.5) million for the same period in 2019. Loss before income taxes was ($2.3) million for the six months ended March 31, 2020, compared to loss before taxes of ($614,000) for the same period in 2019. The loss before income taxes was due to the items mentioned above.

Income tax benefit for the three months ended March 31, 2020 was $511,000 compared to income tax benefit of $398,000 for the same period in 2019. Income tax benefit for the six months ended March 31, 2020 was $548,000 compared to income tax benefit of $121,000 for the same period in 2019. The greater income tax benefit for the three and six months ended March 31, 2020 was primarily due to a decrease in taxable income as compared to the same periods in 2019.

The effective income tax rate for the three months ended March 31, 2020 was (23.2%), as compared to (26.1%) for the same period in 2019. The effective income tax rate for the six months ended March 31, 2020 was (23.6%), as compared to (19.7%) for the same period in 2019. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income and non-deductible expenses.

Dividends on preferred stock for the three months ended March 31, 2020 and 2019 were $77,250. Dividends on preferred stock for the six months ended March 31, 2020 and 2019 were $154,500.

Net loss available to common shareholders for the three months ended March 31, 2020 was ($1.8) million compared to net loss available to common shareholders of ($1.2) million for the same period in 2019. Net loss available to common shareholders for the six months ended March 31, 2020 was ($1.9) million compared to net loss available to common shareholders of ($648,000) for the same period in 2019.

Comparison of Financial Condition at March 31, 2020 and September 30, 2019

The Company had total assets of $41.9 million at March 31, 2020, a decrease of $14.0 million from the prior fiscal year end balance of $55.9 million. Accounts receivable, which totaled $9.7 million at March 31, 2020, decreased by $11.9 million from the prior fiscal year end balance of $21.7 million. The decrease was primarily due to the collection of receivables from September 30, 2019. Contract assets totaled $3.1 million at March 31, 2020, a decrease of $3.6 million from the prior fiscal year end balance of $6.7 million. The decrease was due to a difference in the timing of project billings at March 31, 2020 compared to September 30, 2019. Cash and cash equivalents totaled $4.1 million at March 31, 2020, a decrease of $528,000 from the prior fiscal year end balance. The decrease was primarily due to the decrease in accounts receivable, partially offset by the repayments of short-term and long-term debt. Retainages receivable totaled $3.0 million at March 31, 2020, a decrease of $497,000 from the prior fiscal year end balance of $3.5 million. The decrease was due to the timing of retainage billings and receipts compared to September 30, 2019. Prepaid expenses and other totaled $5.0 million at March 31, 2020, an increase of $2.2 million from the prior fiscal year end balance of $2.7 million. This increase was primarily due to the financing of the Company’s insurance policies, partially offset by a reduction in prepaid insurance that was expensed during the six months ended March 31, 2020. The Company had property, plant and equipment of $17.1 million at March 31, 2020, an increase of $280,000 from the prior fiscal year end balance. This increase was due to equipment acquisitions of $2.6 million, partially offset by depreciation of $2.2 million and net equipment disposals of $137,000.

The Company had total liabilities of $20.1 million at March 31, 2020, a decrease of $11.2 million from the prior fiscal year end balance of $31.3 million. Long-term debt totaled $4.3 million at March 31, 2020, a decrease of $6.7 million from the prior fiscal year end balance of $11.0 million. The decrease in long-term debt was due to scheduled debt payments and the repayment of Term Note (2019). Current maturities of long-term debt totaled $2.5 million at March 31, 2020, a decrease of $1.9 million from the prior fiscal year end balance of $4.4 million. The decrease was primarily due to scheduled debt payments and the repayment of Term Note (2019). Accrued expenses and other current liabilities totaled $2.1 million at March 31, 2020, a decrease of $1.4 million from the prior fiscal year end balance of $3.5 million. The decrease was primarily due to the payment of accrued expenses in the six months ended March 31, 2020. Deferred tax liabilities totaled $1.2 million at March 31, 2020, a decrease of $712,000 from the prior fiscal year end balance of $1.9 million. The decrease was primarily related to a $614,000 net operating loss carry forward resulting from the net loss available to common shareholders for the six months ended March 31, 2020. Lines of credit and short-term borrowings totaled $3.5 million at March 31, 2020, a decrease of $486,000 from the prior fiscal year end balance of $4.0 million. This decrease was primarily due to net line of credit repayments of $2.0 million, partially offset by net short term borrowings related to insurance premiums financed of $1.5 million. Contract liabilities totaled $3.0 million at March 31, 2020, a decrease of $419,000 from the prior fiscal year end total of $3.5 million. The decrease was due to a difference in the timing of project billings at March 31, 2020 compared to at September 30, 2019. Accounts payable totaled $3.5 million at March 31, 2020, an increase of $589,000 from the prior fiscal year end balance of $2.9 million. The increase was due to the timing of accounts payable payments as compared to September 30, 2019.

Shareholders’ equity was $21.8 million at March 31, 2020, a decrease of $2.9 million from the prior fiscal year end balance of $24.7 million. This decrease was due to the net loss available to common shareholders of $1.9 million, $238,000 in common stock repurchased by the Company and $696,000 in special dividends paid to common shareholders for the six months ended March 31, 2020.

Liquidity and Capital Resources

Indebtedness

On January 31, 2014, the Company entered into a financing arrangement (“Term Note”) with United Bank, Inc. and Summit Community Bank. The financing arrangement was a five-year term loan in the amount of $8.8 million. This note was paid in full during the second quarter of fiscal year 2019.

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 monthly. The interest rate on this loan agreement is 4.82% with monthly payments of $7,800. The interest rate on this note is subject to change from time to time based on changes in The U.S. Treasury yield, adjusted to a constant maturity of three years as published by the Federal Reserve weekly. As of March 31, 2020, the Company had made principal payments of $210,000. The loan is collateralized by the building purchased under this agreement.

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

On September 16, 2015, the Company entered into a $2.5 million Non-Revolving Note agreement with United Bank, Inc. This six-year agreement gave the Company access to a $2.5 million line of credit (“Equipment Line of Credit”), specifically for the purchase of equipment, for the period of one year with an interest rate of 5.0%. After the first year, all borrowings against the Equipment Line of Credit were converted to a five-year term note agreement with an interest rate of 5.0%. As of March 31, 2020, the Company had borrowed $2.46 million against this note and made principal payments of $1.7 million. The loan is collateralized by the equipment purchased under this agreement.

On November 13, 2015, the Company entered into a 10-year $1.1 million loan agreement with United Bank, Inc. to purchase the fabrication shop and property Nitro had previously been leasing for $12,900 each month. The interest rate on the new loan agreement is 5.0% with monthly payments of $12,028. As of March 31, 2020, the Company had made principal payments of $400,000. The loan is collateralized by the building and property purchased under this agreement.

On June 28, 2017, the Company entered into a $5.0 million Non-Revolving Note agreement with United Bank, Inc. This five-year agreement gave the Company access to a $5.0 million line of credit (“Equipment Line of Credit 2017”), specifically for the purchase of equipment, for a period of three months with an interest rate of 4.99%. After three months, all borrowings against the Equipment Line of Credit 2017 were converted to a five-year term note agreement with an interest rate of 4.99%. As of March 31, 2020, the Company had borrowed $5.0 million against this note and made principal payments of $2.5 million. The loan is collateralized by the equipment purchased under this agreement.

On May 30, 2019, the Company entered into Term Note 2019 with United Bank which refinanced the $10.0 million borrowed on Operating Line of Credit (2019) to a five-year term note with a fixed interest rate of 5.50%. The purpose of this note was to finance a specific construction project completed in September 2019. The loan was collateralized by the Company’s equipment. The refinancing effectively reset the Company’s line of credit borrowings to zero as of May 30, 2019 and did not affect the conditions of subsequent borrowings. The Company paid off Term Note (2019) in January 2020.

Operating Line of Credit

On March 21, 2018, the Company entered into a financing agreement (“Operating Line of Credit (2018)”) with United Bank, Inc., (“United Bank”), to provide the Company with a $15.0 million revolving line of credit. This line had a $12.5 million component and a $2.5 million component, each with separate borrowing requirements. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%. The effective date of this agreement was February 27, 2018. Operating Line of Credit (2018) expired on February 28, 2019 but was extended through April 28, 2019. The Company received a twelve-month extension (“Operating Line of Credit (2019)”) through April 28, 2020 on May 7, 2019. On May 12, 2020, the Company received a two-month extension of the line of credit through June 28, 2020.

As of the September 30, 2019 borrowing base calculation, the Company could borrow up to $11.5 million on the line of credit. The Company had borrowed $3.5 million on the line of credit, leaving $8.0 million available. Subsequent to September 30, 2019, the Company repaid $3.5 million against the line of credit. As of the March 31, 2020 borrowing base calculation, the Company could borrow up to $5.5 million on the line of credit. The Company had line of credit borrowings of $1.5 million, leaving $4.0 million available.

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

Under the terms of the agreement, the Company must meet the following additional requirements for draw requests causing the borrowings to exceed $12.5 million:

1.	Minimum traditional debt service coverage of 2.0x to be measured quarterly on a rolling twelve-month basis
2.	Minimum tangible net worth of $21.0 million to be measured quarterly.

The Company was in compliance with all covenants for the $12.5 million component of Operating Line of Credit (2019) at March 31, 2020.

Off-Balance Sheet Arrangements

Due to the nature of our industry, we often enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Though for the most part not material in nature, some of these are:

Leases

Our work often requires us to lease various equipment, vehicles, and facilities. These leases usually are short-term in nature, with duration of two year or less, though at times we may enter into longer term leases when warranted. By leasing, we are able to reduce our capital outlay requirements for equipment, vehicles and facilities that we may only need for short periods of time. As of March 31, 2020, the Company had one operating lease commitment of $51,000 that will expire in May 2020.

Letters of Credit

Certain of our customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors and vendors on various customer projects. At March 31, 2020, the Company did not have any letters of credit outstanding.

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

The ability to obtain bonding for future contracts is an important factor in the contracting industry with respect to the type and number of contracts that can be bid. Depending upon the size and conditions of a contract, the Company may be required to post letters of credit or other collateral in favor of the insurer. Posting of these letters or other collateral will reduce our borrowing capabilities. The Company does not anticipate any claims against outstanding performance bonds in the foreseeable future. At March 31, 2020, the Company had $3.6 million in performance bonds outstanding.

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

The Company had one customer that exceeded 10.0% of revenues for the six months ended March 31, 2020. This customer, Marathon Petroleum, represented 10.3% of revenues. The Company had two customers that exceeded 10.0% of receivables at March 31, 2020. These customers, Marathon Petroleum and Stenco Construction, represented 13.1% and 10.2%, respectively, of receivables net of retention at March 31, 2020.

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

Litigation

In February 2018, the Company filed a lawsuit against a former customer related to a dispute over changes on a pipeline construction project. The Company is seeking $13.7 million in the lawsuit, none of which has been recognized in the Company’s financial statements. Other than described above, at March 31, 2020, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At March 31, 2020, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 each month. Mr. Douglas Reynolds, President of Energy Services, was a director and secretary of First Bank of Charleston. Mr. Nester Logan and Mr. Samuel Kapourales, directors of Energy Services, were also directors of First Bank of Charleston. On October 15, 2018, First Bank of Charleston was merged into Premier Bank, Inc., a wholly owned subsidiary of Premier Financial Bancorp, Inc. Mr. Marshall Reynolds, Chairman of the Board of Energy Services, holds the same position with Premier Financial Bancorp Inc. Mr. Keith Molihan and Mr. Neal Scaggs are both directors of Energy Services and hold the same position with Premier Financial Bancorp, Inc. The interest rate on the loan agreement is 4.82% with monthly payments of $7,800. As of March 31, 2020, we have paid approximately $210,000 in principal and approximately $282,000 in interest since the beginning of the loan. There were no new material related party transactions entered into during the quarter ended March 31, 2020.

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

Inflation

Due to relatively low levels of inflation during the three and six months ended March 31, 2020 and 2019, inflation did not have a significant effect on our results.

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

In addition, as of October 1, 2018, we began to separately present contract assets and liabilities on the Company’s consolidated balance sheet. Contract assets may include costs and estimated earnings in excess of billings that were previously separately presented. Contract liabilities may include billings in excess of costs and estimated earnings that were previously separately presented as well as provisions for losses, when occurred, that were previously included in accrued expenses and other current liabilities.

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

Contracts may require the Company to warranty that work is performed in accordance with the contract; however, the warranty is not priced separately, and the Company does not offer customers an option to purchase a warranty. As of March 31, 2020, the Company does not have a material amount of costs expensed that would otherwise be capitalized and amortized.

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

Contract Assets:

Our contract assets may include cost and estimated earnings in excess of billings that represent amounts earned and reimbursable under contracts, including claim recovery estimates, but have a conditional right for billing and payment such as achievement of milestones or completion of the project. With the exception of customer affirmative claims, generally, such unbilled amounts will become billable according to the contract terms and generally will be billed and collected over the next three months. Settlement with the customer of outstanding affirmative claims is dependent on the claims resolution process and could extend beyond one year. Based on our historical experience, we generally consider the collection risk related to billable amounts to be low. When events or conditions indicate that it is probable that the amounts outstanding become unbillable, the transaction price and associated contract asset is reduced.

Contract Liabilities:

Our contract liabilities may consist of provisions for losses and billings in excess of costs and estimated earnings. Provisions for losses are recognized in the consolidated statements of income at the uncompleted performance obligation level for the amount of total estimated losses in the period that evidence indicates that the estimated total cost of a performance obligation exceeds its estimated total revenue. Billings in excess of costs and estimated earnings are billings to customers on contracts in advance of work performed, including advance payments negotiated as a contract condition. Generally, unearned project-related costs will be earned over the next twelve months.

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

U.S. GAAP also prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or to be taken on a tax return. This evaluation is a two-step process.  First, the recognition process determines if it is more likely than not that a tax position will be sustained based on the merits of the tax position upon examination by the appropriate taxing authority.  Second, a measurement process is calculated to determine the amount of benefit/expense to recognize in the financial statements if a tax position meets the more likely than not recognition threshold.  The tax position is measured at the greatest amount of benefit/expense that is more likely than not of being realized upon ultimate settlement.  Any interest and penalty related to the unrecognized tax benefits, as the result of recognition of tax obligations resulting from uncertain tax positions, are included in the provision for income taxes. The Company had not recognized any uncertain tax positions at March 31, 2020.

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

Self-Insurance

The Company has its workers’ compensation, general liability and auto insurance through a captive insurance company. While the Company believes that this arrangement has been very beneficial in reducing and stabilizing insurance costs; the Company does have to maintain a surety deposit to guarantee payments of premiums. That account had a balance of $2.0 million as of March 31, 2020. Should the captive insurance company experience severe losses over an extended period, it could have a detrimental effect on the Company.

Current and Non-Current Accounts Receivable and Provision for Doubtful Accounts

The Company provides an allowance for doubtful accounts when collection of an account is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates relating to, among others, our customers’ access to capital, our customers’ willingness or ability to pay, general economic conditions and the ongoing relationship with the customers. While most of our customers are large well capitalized companies, should they experience material changes in their revenues and cash flows or incur other difficulties and not be able to pay the amounts owed, this could cause reduced cash flows and losses in excess of our current reserves. At March 31, 2020, the management review deemed that the allowance for doubtful accounts was adequate.

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

Subsequent Events

In March 2020, the World Health Organization recognized the novel strain of coronavirus, COVID-19, as a pandemic. This coronavirus outbreak has significantly impacted both the world and U.S economies. During March 2020 many state and local governments, in addition to the federal government, have reacted to the public health crisis, creating significant uncertainties in the U.S. economy. In response to this coronavirus outbreak, the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes. In certain geographic regions in which the Company operates, temporary closures of businesses have been ordered or suggested and numerous other businesses have temporarily closed voluntarily. Further, individuals' ability to travel has been curtailed through mandated travel restrictions and may be further limited through additional voluntary or mandated closures of travel-related businesses. On May 8, 2020, the U.S. government reported the national unemployment rate for April 2020 was 14.7%.

While it is unknown how long these conditions will last and what the complete financial effect will be to the Company, the coronavirus outbreak will have a significant effect on the Company's 2020 operating results. As of March 31, 2020, the Company has seen a decline in business as certain customers decided to cancel or delay construction projects as a result of the COVID-19 pandemic. This resulted in the lay-off of approximately forty (40) construction employees; however, some of these employees have since been rehired. Given the uncertainty regarding the spread of this coronavirus, the related financial impact on the Company’s results of operations, financial position, and liquidity or capital resources cannot be reasonably estimated at this time.

The United States Congress, on March 27, 2020, passed the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act authorized the U.S. Small Business Administration (“SBA”) to guarantee loans under a new 7(a) loan program known as the Paycheck Protection Program (“PPP”).  An eligible business can apply for a PPP loan up to the greater of: 2.5 times its average monthly payroll costs, or $10.0 million.  PPP loans have (a) an interest rate of 1.0%, (b) a two-year loan term to maturity, and (c) principal and interest payments deferred for six months from the date of disbursement.  The SBA will guarantee 100% of the PPP loans made to eligible borrowers.

On April 15, 2020, Energy Services of America Corporation and subsidiaries C.J. Hughes Construction Company, Contractors Rental Corporation and Nitro Construction Services, Inc. entered into separate Paycheck Protection Program Notes (the “Notes”) effective April 7, 2020 with United Bank, Inc. as the lender (“Lender”) in an aggregate principal amount of $13,139,100 pursuant to the PPP (collectively, the “PPP Loan”). In a special meeting held on April 27, 2020, the Board of Directors (the “Board”) of the Company unanimously voted to return $3.3 million of the PPP Loan funds after discussing the financing needs of the Company and subsidiaries. That would leave the Company and subsidiaries with $9.8 million in PPP Loans to fund operations. The Company believes that the PPP Loan proceeds are critical to the continuing operations of the Company.

Subject to the terms of the Notes, the PPP Loan bears interest at a fixed rate of one percent (1%) per annum, with the first six months of interest and principal deferred. Commencing seven months after the effective date of the PPP Loan, the Company is required to pay the Lender equal monthly payments of principal and interest as required to fully amortize the PPP Loan by April 7, 2022. The PPP Loan is unsecured and guaranteed by the U.S. Small Business Administration.

The Company may apply to the Lender for forgiveness of the PPP Loan, with the amount which may be forgiven equal to the sum of the payroll costs, covered mortgage obligations, covered rent obligations and covered utility payments incurred by the Company during the eight-week period beginning on the date of first disbursement to the Company under the PPP Loan, calculated in accordance with the terms of the CARES Act. The PPP Loan may be forgiven so long as employee and compensation levels of the Company are maintained and 75% of the PPP Loan proceeds are used for payroll expenses, with the remaining 25% of the PPP Loan proceeds used for other qualifying expenses. No assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part, but the Company intends to use the proceeds from the PPP Loan in accordance with the PPP Loan program. The Notes contain customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the Notes. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, and/or Lender’s exercise of any of the rights and remedies available under the PPP Loan documents or under applicable law.

On April 27, 2020, the Company’s Board voted unanimously to immediately suspend the Company’s stock repurchase plan that was made effective on August 22, 2019. The Board believes it is prudent to suspend the program due to current economic uncertainties.

On April 28, 2020, the Company’s $15.0 million operating line of credit with United Bank, Inc. expired.

On May 6, 2020, the Company repaid the $1.5 million outstanding balance on the expired line of credit. The Company did not use PPP Loan proceeds to make the repayment.

On May 12, 2020, the Company received a two-month extension on the line of credit through June 28, 2020. While the Company anticipates that the line of credit will be renewed after the extension expires, current economic uncertainties could affect the lender’s decision making.

Outlook

The following statements are based on current expectations. These statements are forward looking, and actual results may differ materially.

As a contractor providing electrical, mechanical, HVAC and underground piping installation and maintenance services to customers in the petroleum, natural gas, public utilities and power industries, the Company and its subsidiaries are considered an “Essential Business” in the various states in which it operates. As of March 31, 2020, the Company has seen a decline in business as certain customers decided to cancel or delay construction projects as a result of the COVID-19 pandemic. This resulted in the lay-off of approximately forty (40) construction employees; however, some of these employees have since been rehired. While it is unknown how long these conditions will last and what the complete financial effect will be to the Company, the coronavirus outbreak will have a significant effect on the Company's 2020 operating results.

The Company has received approximately $25.0 million in new contract awards for multiple projects with various start dates between late March 2020 and June 2020. The start dates on these projects have not been significantly affected by COVID-19 as of May 14, 2020. On May 12, 2020, the Company’s $15.0 million line of credit was extended through June 28, 2020. While the Company anticipates that the line of credit will be renewed after the extension expires, current economic uncertainties could affect the lender’s decision making. Even with the extension, the Company has concerns as to whether the current eligible borrowing base on the line of credit can fully fund construction projects. Due to the uncertain access to outside capital, the parent company and subsidiaries accepted $9.8 million, collectively, in PPP Loan proceeds. The Company believes that the PPP Loan proceeds are critical to the continuing operations of the Company.

The SBA has announced, in consultation with the Department of the Treasury, that it will review all loans in excess of $2 million, following the lender’s submission of the borrower’s loan forgiveness application. The SBA will be reviewing a borrower’s required certification that current economic uncertainty makes the PPP loan request necessary to support the ongoing operations of the Applicant. Borrowers must make this certification in good faith, taking into account their current business activity and their ability to access other sources of liquidity sufficient to support their ongoing operations in a manner that is not significantly detrimental to the business. The SBA has noted it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith, and such a company should be prepared to demonstrate to the SBA, upon request, the basis for its certification.

The Company believes it meets the SBA’s certification requirement based on its limited access to capital, weakening business operations and small market value as described above. The Company’s shares of common stock do not trade on a national exchange. However, no assurance can be given as to the outcome of the SBA’s audit of the Company’s PPP Loan. The SBA could determine that the Company does not qualify in whole or in part for loan forgiveness. In addition, it is unknown what type of penalties could be assessed against the Company if the SBA disagrees with the Company’s certification. The Company could be required to return its PPP Loan. Any penalties in addition to the potential return of the PPP Loan could negatively impact the Company’s business, financial condition and results of operations and prospects.

Currently, the Company is receiving bid opportunities from existing and potentially new customers. However, with potential economic uncertainties, such as a worsening of the COVID-19 pandemic, the continued depressed prices of oil and natural gas and environmental regulations, the demand for our customers’ projects could wane and their ability to fund planned projects could be reduced. Also, a shortage of qualified labor could lead to inefficient production and could make bidding and managing projects more difficult. The Company’s backlog at March 31, 2020 was $92.4 million. While adding additional projects appears likely, no assurances can be given that the Company will be successful in bidding on projects that become available. Moreover, even if the Company obtains contracts, there can be no guarantee that the projects will go forward.

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

There has been no change in Energy Services of America Corporation’s internal control over financial reporting during Energy Services of America Corporation’s second quarter of fiscal year 2020 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

In February 2018, the Company filed a lawsuit against a former customer related to a dispute over changes on a pipeline construction project. The Company is seeking $13.7 million in the lawsuit, none of which has been recognized in the Company’s financial statements. Other than described above, at March 31, 2020, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At March 31, 2020, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. Risk Factors

Please see the information disclosed in the “Risk Factors” section of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on December 20, 2019. The Company is supplementing the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2019 with the following risk factors.

We have operations in multiple states and face risks related to the Coronavirus/COVID 19 global pandemic that could impact our results of operations.

Our business could be adversely affected by the effects of the widespread outbreak of Coronavirus (“COVID-19”). The outbreak of COVID-19 and other adverse public health developments will have a material and adverse effect on our business operations. These could include disruptions or restrictions on our ability to travel or to complete our projects, as well as temporary closures of our facilities or the facilities of our suppliers or customers. Any disruption of our suppliers or customers would likely impact our operating results. In addition, the continued outbreak of COVID-19 could continue to adversely affect the economies of the states that we operate in resulting in a long-term economic downturn that could impact our operating results.

The SBA intends to audit the Company’s PPP Loan and if the SBA disagrees with the Company’s certification the Company could be subject to penalties and the return of the PPP Loan which could negatively impact the Company’s business, financial condition and results of operations and prospects.

On April 15, 2020, the Company and subsidiaries C.J. Hughes Construction Company, Contractors Rental Corporation and Nitro Construction Services, Inc. entered into separate Paycheck Protection Program Notes (the “Notes”) effective April 7, 2020 with United Bank, Inc. as the lender (“Lender”) in an aggregate principal amount of $13,139,100 pursuant to the Paycheck Protection Program under the CARES Act (collectively, the “PPP Loan”). In a special meeting held on April 27, 2020, the Board of Directors of the Company unanimously voted to return $3.3 million of the PPP Loan funds after discussing the financing needs of the Company and subsidiaries. The Company and subsidiaries retained $9.8 million of its PPP Loan to fund operations. The Company may apply to the Lender for forgiveness of the PPP Loan, with the amount which may be forgiven equal to the sum of the payroll costs, covered mortgage obligations, covered rent obligations and covered utility payments incurred by the Company during the eight-week period beginning on the date of first disbursement to the Company under the PPP Loan, calculated in accordance with the terms of the CARES Act. The PPP Loan may be forgiven so long as employee and compensation levels of the Company are maintained and 75% of the PPP Loan proceeds are used for payroll expenses, with the remaining 25% of the PPP Loan proceeds used for other qualifying expenses. The Company intends to use the proceeds from the PPP Loan in accordance with the PPP Loan program.

The SBA has announced, in consultation with the Department of the Treasury, that it will review all loans in excess of $2 million, following the lender’s submission of the borrower’s loan forgiveness application. The SBA will be reviewing a borrower’s required certification that current economic uncertainty makes the PPP loan request necessary to support the ongoing operations of the Applicant. Borrowers must make this certification in good faith, taking into account their current business activity and their ability to access other sources of liquidity sufficient to support their ongoing operations in a manner that is not significantly detrimental to the business. The SBA has noted it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith, and such a company should be prepared to demonstrate to the SBA, upon request, the basis for its certification.

The Company believes it meets the SBA’s certification requirement based on its limited access to capital, weakening business operations and small market value as described above. The Company’s shares of common stock do not trade on a national exchange. However, no assurance can be given as to the outcome of the SBA’s audit of the Company’s PPP Loan. The SBA could determine that the Company does not qualify in whole or in part for loan forgiveness. In addition, it is unknown what type of penalties could be assessed against the Company if the SBA disagrees with the Company’s certification. The Company could be required to return its PPP Loan. Any penalties in addition to the potential return of the PPP Loan could negatively impact the Company’s business, financial condition and results of operations and prospects.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of equity securities during the period covered by the report.

(b) None.

(c) The repurchases of Energy Services of America Corporation’s shares of its common stock during the three months ended March 31, 2020 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Value of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2020-January 31, 2020	49,072	$0.78	$38,403	1,299,088
February 1, 2020-February 29, 2020	59,301	0.95	56,453	1,239,787
March 1, 2020-March 31, 2020	124,720	0.91	113,277	1,115,067
Total	233,093	$0.89	208,133

(1)	On August 3, 2018, the Company announced that the Board of Directors authorized a stock repurchase program under which the Company would repurchase up to 10%, or approximately 1,423,984 shares, of the Company's issued and outstanding stock. The repurchase program started on August 15, 2018 and expired on August 15, 2019. On August 22, 2019, the Company announced that the Board of Directors authorized a stock repurchase program under which the Company would repurchase up to 10%, or approximately 1,393,393 shares of the Company's issued and outstanding stock. The repurchase program started on August 26, 2019 and will expire on August 26, 2020. On April 27, 2020, the Company suspended its stock repurchase program.

ITEM 6. Exhibits

10.1	Form of Note between United Bank and Energy Services of America Corporation and subsidiaries, individually, for the Payroll Protection Program (“PPP Loan”) SBA Loan.

10.2	List of PPP Loans received and returned by company.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY SERVICES OF AMERICA CORPORATION

Date: May 15, 2020	By:	/s/ Douglas V. Reynolds
Douglas V. Reynolds
Chief Executive Officer

Date: May 15, 2020	By:	/s/ Charles P. Crimmel
Charles P. Crimmel
Chief Financial Officer