Form 10-Q
period 2020-06-30
Energy Services of America CORP
filed 2020-08-14
CIK 1357971

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

Energy Services of America Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-4606266
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

75 West 3rd Ave., Huntington, West Virginia	25701
(Address of Principal Executive Office)	(Zip Code)

(304) 522-3868

(Registrant’s Telephone Number Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	Trading Symbols	On Which Registered
None	None	None

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

As of August 13, 2020, there were 13,621,406 outstanding shares of the Registrant’s Common Stock.

Part 1. Financial Information

Item 1. Financial Statements (Unaudited):

Energy Services of America Corporation

Consolidated Balance Sheets

	June 30,	September 30,
Assets	2020	2019
	(Unaudited)
Current assets
Cash and cash equivalents	$9,259,765	$4,578,275
Accounts receivable-trade	17,936,571	21,678,622
Allowance for doubtful accounts	(70,310)	(70,310)
Retainages receivable	1,760,007	3,521,561
Other receivables	10,308	10,008
Contract assets	5,308,985	6,659,707
Prepaid expenses and other	4,252,555	2,734,974
Total current assets	38,457,881	39,112,837

Property, plant and equipment, at cost	52,749,261	51,268,358
less accumulated depreciation	(36,111,591)	(34,453,157)
Total fixed assets	16,637,670	16,815,201

Total assets	$55,095,551	$55,928,038

Liabilities and shareholders' equity
Current liabilities
Current maturities of long-term debt	$3,653,479	$4,403,573
Lines of credit and short term borrowings	1,274,608	4,025,710
Accounts payable	6,137,932	2,919,618
Accrued expenses and other current liabilities	2,731,039	3,509,373
Contract liabilities	5,933,338	3,455,288
Total current liabilities	19,730,396	18,313,562

Long-term debt, less current maturities	12,232,061	11,024,296
Deferred income taxes payable	1,451,512	1,925,823
Total liabilities	33,413,969	31,263,681

Shareholders' equity

Preferred stock, $.0001 par value
Authorized 1,000,000 shares, 206 issued at June 30, 2020 and September 30, 2019	-	-

Common stock, $.0001 par value
Authorized 50,000,000 shares 14,839,836 issued and 13,621,406 outstanding at June 30, 2020 and 14,839,836 issued and 13,924,789 outstanding at September 30, 2019	1,484	1,484

Treasury stock, 1,218,430 shares at June 30, 2020 and 915,047 at September 30, 2019	(122)	(91)

Additional paid in capital	60,670,699	60,938,896
Retained deficit	(38,990,479)	(36,275,932)
Total shareholders' equity	21,681,582	24,664,357

Total liabilities and shareholders' equity	$55,095,551	$55,928,038

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Income

Unaudited

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Revenue	$30,762,725	$40,187,978	$74,678,432	$136,257,561

Cost of revenues	27,936,548	36,936,926	69,425,044	128,580,270

Gross profit	2,826,177	3,251,052	5,253,388	7,677,291

Selling and administrative expenses	2,532,141	2,021,359	7,473,422	6,790,032
Income (loss) from operations	294,036	1,229,693	(2,220,034)	887,259

Other income (expense)
Interest income	83	-	53,332	58,023
Other nonoperating expense	(53,793)	(25,736)	(130,472)	(79,312)
Interest expense	(101,335)	(331,067)	(400,197)	(744,541)
Gain on sale of equipment	43,296	68,672	563,062	206,241
	(111,749)	(288,131)	85,725	(559,589)

Income (loss) before income taxes	182,287	941,562	(2,134,309)	327,670

Income tax expense (benefit)	200,242	455,805	(347,629)	334,987

Net (loss) income	(17,955)	485,757	(1,786,680)	(7,317)

Dividends on preferred stock	77,250	77,250	231,750	231,750

(Loss) income available to common shareholders	$(95,205)	$408,507	$(2,018,430)	$(239,067)

Weighted average shares outstanding-basic	13,627,293	13,985,579	13,844,340	14,080,299

Weighted average shares-diluted	13,627,293	17,418,912	13,844,340	14,080,299

(Loss) earnings per share available to common shareholders	$(0.007)	$0.029	$(0.146)	$(0.017)

(Loss) earnings per share-diluted available to common shareholders	$(0.007)	$0.023	$(0.146)	$(0.017)

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Cash Flows

Unaudited

	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
Cash flows from operating activities:	2020	2019
Net loss	$(1,786,680)	$(7,317)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation expense	3,315,541	3,111,170
Gain on sale of equipment	(563,062)	(206,241)
Provision for deferred taxes	15,618	98,506
Decrease in contracts receivable	3,742,051	6,214,948
Decrease (increase) in retainage receivable	1,761,554	(1,192,901)
(Increase) decrease in other receivables	(300)	256,071
Decrease (increase) in contract assets	1,350,722	(11,895,763)
(Increase) decrease in prepaid expenses	(1,517,581)	644,007
Increase in accounts payable	3,218,314	1,905,358
(Decrease) increase in accrued expenses	(1,191,013)	687,648
Increase in contract liabilities	2,478,050	538,397
Decrease in income taxes payable	-	(545,237)
Net cash provided by (used in) operating activities	10,823,214	(391,354)

Cash flows from investing activities:
Investment in property and equipment	(2,666,570)	(2,851,572)
Proceeds from sales of property and equipment	718,006	511,133
Net cash used in investing activities	(1,948,564)	(2,340,439)

Cash flows from financing activities:
Dividends on common stock	(696,117)	-
Preferred dividends paid	(309,000)	(309,000)
Treasury stock purchased by company	(268,228)	(290,395)
Borrowings on lines of credit and short term debt, net of (repayments)	(2,751,102)	8,245,029
Proceeds from long term debt	9,839,100	-
Principal payments on long term debt	(10,007,813)	(2,833,092)
Net cash (used in) provided by financing activities	(4,193,160)	4,812,542

Increase in cash and cash equivalents	4,681,490	2,080,749
Cash and cash equivalents beginning of period	4,578,275	1,065,550
Cash and cash equivalents end of period	$9,259,765	$3,146,299

Supplemental schedule of noncash investing and financing activities:
Purchases of property & equipment under financing agreements	$626,384	$379,265
Insurance premiums financed	$3,063,543	$3,159,083
Accrued dividends on preferred stock	$231,750	$231,750
Line of credit refinanced to long-term debt	$-	$10,000,000

Supplemental disclosures of cash flows information:

Cash paid during the year for:
Interest	$400,197	$744,541
Income taxes	$147,418	$634,702

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Changes in Shareholders’ Equity

For the nine months ended June 30, 2020 and 2019

						Total
	Common Stock		Additional Paid	Retained	Treasury	Shareholders'
	Shares	Amount	in Capital	Earnings (deficit)	Stock	Equity
Balance at September 30, 2018	14,194,517	$1,484	$61,239,470	$(37,959,842)	$(65)	$23,281,047

Net loss	-	-	-	(7,317)	-	(7,317)

Accrued preferred dividends	-	-	-	(231,750)	-	(231,750)

Treasury stock purchased by company	(256,073)	-	(290,370)	-	(25)	(290,395)

Balance at June 30, 2019	13,938,444	$1,484	$60,949,100	$(38,198,909)	$(90)	$22,751,585

Balance at September 30, 2019	13,924,789	$1,484	$60,938,896	$(36,275,932)	$(91)	$24,664,357

Net loss	-	-	-	(1,786,680)	-	(1,786,680)

Accrued preferred dividends	-	-	-	(231,750)	-	(231,750)

Dividends on common stock ($0.05 per share on 13,922,336 shares; 317,500 common shares are part of preferred units and were not eligible for the common dividend)	-	-	-	(696,117)	-	(696,117)

Treasury stock purchased by company	(303,383)	-	(268,197)	-	(31)	(268,228)

Balance at June 30, 2020	13,621,406	$1,484	$60,670,699	$(38,990,479)	$(122)	$21,681,582

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

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto for the years ended September 30, 2019 and 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on December 20, 2019. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the interim financial reporting rules and regulations of the SEC. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and nine months ended June 30, 2020 and 2019 are not necessarily indicative of the results to be expected for the full year or any other interim period.

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

3. DISAGGREGATION OF REVENUE

We disaggregate our revenue based on our operating groups and contract types as it is the format that is regularly reviewed by management. Our reportable operating groups are: Petroleum and Gas, Water, Sewer and other services, and Electrical and Mechanical services. Our contract types are: Lump Sum, Unit Price, Cost Plus and Time and Materials (“T&M”). The following tables present our disaggregated revenue for the three and nine months ended June 30, 2020 and 2019:

Three Months Ended June 30, 2020

	Petroleum & Gas	Water, Sewer and Other	Electrical and Mechanical	Total revenue from contracts

Lump sum contracts	$-	$-	$9,042,393	$9,042,393
Unit price contracts	15,744,203	1,929,031	-	17,673,234
Cost plus and T&M contracts	-	130,250	3,916,848	4,047,098
Total revenue from contracts	$15,744,203	$2,059,281	$12,959,241	$30,762,725

Earned over time	$13,017,985	$2,059,281	$12,658,556	$27,735,822
Earned at point in time	2,726,218	-	300,685	3,026,903
Total revenue from contracts	$15,744,203	$2,059,281	$12,959,241	$30,762,725

Three Months Ended June 30, 2019

	Petroleum & Gas	Water, Sewer and Other	Electrical and Mechanical	Total revenue from contracts
Lump sum contracts	$-	$-	$7,966,853	$7,966,853
Unit price contracts	22,624,230	2,375,272	-	24,999,502
Cost plus and T&M contracts	451,454	717,601	6,052,568	7,221,623
Total revenue from contracts	$23,075,684	$3,092,873	$14,019,421	$40,187,978

Earned over time	$21,229,154	$3,092,873	$13,610,212	$37,932,239
Earned at point in time	1,846,530	-	409,209	2,255,739
Total revenue from contracts	$23,075,684	$3,092,873	$14,019,421	$40,187,978

Nine Months Ended June 30, 2020

	Petroleum & Gas	Water, Sewer and Other	Electrical and Mechanical	Total revenue from contracts
Lump sum contracts	$-	$-	$23,867,792	$23,867,792
Unit price contracts	30,248,395	7,566,280	-	37,814,675
Cost plus and T&M contracts	116,428	355,352	12,524,185	12,995,965
Total revenue from contracts	$30,364,823	$7,921,632	$36,391,977	$74,678,432

Earned over time	$23,341,817	$7,921,632	$35,634,089	$66,897,538
Earned at point in time	7,023,006	-	757,888	7,780,894
Total revenue from contracts	$30,364,823	$7,921,632	$36,391,977	$74,678,432

Nine Months Ended June 30, 2019

	Petroleum & Gas	Water, Sewer and Other	Electrical and Mechanical	Total revenue from contracts
Lump sum contracts	$-	$-	$26,616,617	$26,616,617
Unit price contracts	80,196,368	7,974,901	-	88,171,269
Cost plus and T&M contracts	3,739,264	1,361,467	16,368,944	21,469,675
Total revenue from contracts	$83,935,632	$9,336,368	$42,985,561	$136,257,561

Earned over time	$79,517,634	$9,336,368	$42,122,630	$130,976,632
Earned at point in time	4,417,998	-	862,931	5,280,929
Total revenue from contracts	$83,935,632	$9,336,368	$42,985,561	$136,257,561

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

During the nine months ended June 30, 2020, we recognized revenue of $3.3 million that was included in the contract liability balance at September 30, 2019.

Accounts receivable-trade, net of allowance for doubtful accounts, retentions receivable, contract assets and contract liabilities consisted of the following:

	September 30, 2019	June 30, 2020	Change
Accounts receivable-trade, net of allowance for doutful accounts	$21,608,312	$17,866,261	$(3,742,051)

Contract assets Cost and estimated eanings in excess of billings	$6,659,707	$5,308,985	$(1,350,722)

Contract liabilites Billings in excess of cost and estimated earnings	$3,455,288	$5,933,338	$2,478,050

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

During the three and nine months ended June 30, 2020, we recognized revenue of $279,000 and $1,083,000 respectively, as a result of changes in contract transaction price related to performance obligations that were satisfied prior to September 30, 2019. The changes in contract transaction price were from items such as changes in projected profit, executed or estimated change orders, and unresolved contract modifications and claims.

The Company does not sell warranties for its construction services. At June 30, 2020, the Company had $27.3 million in remaining unsatisfied performance obligations, in which revenue is expected to be recognized in less than twelve months.

6. UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts as of June 30, 2020 and September 30, 2019 are summarized as follows:

	June 30,	September 30,
	2020	2019
Costs incurred on contracts in progress	$51,343,299	$163,768,655
Estimated earnings, net of estimated losses	11,072,006	18,215,388
	62,415,305	181,984,043
Less billings to date	63,039,658	178,779,624
	$(624,353)	$3,204,419

Costs and estimated earnings in excess of billed on uncompleted contracts	$5,308,985	$6,659,707

Less billings in excess of costs and estimated earnings on uncompleted contracts	5,933,338	3,455,288

	$(624,353)	$3,204,419

Backlog at June 30, 2020 and September 30, 2019 was $69.8 million and $63.0 million, respectively.

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

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed-rate debt to unrelated parties was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates for bank loans with similar terms and maturities. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $16.2 million at June 30, 2020 was $15.2 million. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $16.0 million at September 30, 2019 was $16.0 million.

All receivables and payables are carried at net realizable value which approximates fair value because of their short duration to maturity.

8. (LOSS) EARNINGS PER SHARE

The amounts used to compute the loss per share for the three and nine months ended June 30, 2020 and 2019 are summarized below.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Net (loss) income	$(17,955)	$485,757	$(1,786,680)	$(7,317)

Dividends on preferred stock	77,250	77,250	231,750	231,750

(Loss) income available to common shareholders	$(95,205)	$408,507	$(2,018,430)	$(239,067)

Weighted average shares outstanding	13,627,293	13,985,579	13,844,340	14,080,299

Weighted average shares outstanding-diluted	13,627,293	17,418,912	13,844,340	14,080,299

(Loss) earnings per share available to common shareholders	$(0.007)	$0.029	$(0.146)	$(0.017)

(Loss) earnings per share available to common shareholders-diluted	$(0.007)	$0.023	$(0.146)	$(0.017)

9. INCOME TAXES

The components of income taxes are as follows:

	Three months ended June 30,
	2020	2019
Federal
Current	$92,332	$218,872
Deferred	63,854	131,513
Total	156,186	350,385

State
Current	$26,045	$62,377
Deferred	18,011	43,043
Total	44,056	105,420

Total income tax benefit	$200,242	$455,805

	Nine Months Ended June 30,
	2020	2019
Federal
Current	$(258,971)	$183,930
Deferred	(12,182)	72,194
Total	(271,153)	256,124

State
Current	$(73,040)	$52,551
Deferred	(3,436)	26,312
Total	(76,476)	78,863

Total income tax benefit	$(347,629)	$334,987

The effective income tax rate for the three months ended June 30, 2020 was 109.8%, as compared to 48.4% for the same period in 2019. The effective income tax rate for the nine months ended June 30, 2020 was (16.3%), as compared to 102.2% for the same period in 2019. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income and non-deductible expenses. Per diem paid to employees on construction projects is only partially deductible from taxable income and can have a significant impact on the effective tax rate.

The income tax effects of temporary differences giving rise to the deferred tax assets and liabilities are as follows:

	June 30,	September 30,
	2020	2019
Deferred income tax liabilities
Long-term
Property and equipment	$2,466,958	$2,539,639
Other	(19,805)	(19,805)
Total deferred income tax liabilities	$2,447,153	$2,519,834

Deferred income tax assets
Other	536,944	594,011
Net operating loss carryforward	458,698	-
Total deferred income tax assets	995,641	594,011
Total net deferred income tax liabilities	$1,451,512	$1,925,823

The Company and all subsidiaries file a consolidated federal and various state income tax returns on a fiscal year basis. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations for years ended prior to September 30, 2017.

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

10. SHORT-TERM AND LONG-TERM DEBT

Short-term debt consists of the following:

On March 21, 2018, the Company entered into a financing agreement (“Operating Line of Credit (2018)”) with United Bank, Inc., (“United Bank”), to provide the Company with a $15.0 million revolving line of credit. This line had a $12.5 million component and a $2.5 million component, each with separate borrowing requirements. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%. The effective date of this agreement was February 27, 2018. Operating Line of Credit (2018) expired on February 28, 2019 but was extended through April 28, 2019. The Company received a twelve-month extension (“Operating Line of Credit (2019)”) through April 28, 2020 on May 7, 2019. On May 12, 2020, the Company received a two-month extension of the line of credit through June 28, 2020. On July 30, 2020, the Company received a one-year extension of the line of credit effective June 28, 2020 with an expiration date of June 28, 2021.

As of the September 30, 2019 borrowing base calculation, the Company could borrow up to $11.5 million on the line of credit. The Company had borrowed $3.5 million on the line of credit, leaving $8.0 million available. Subsequent to September 30, 2019, the Company repaid $3.5 million against the line of credit. As of the June 30, 2020 borrowing base calculation, the Company could borrow up to $11.5 million on the line of credit. The Company had no line of credit borrowings, leaving $11.5 million available on the line of credit as of June 30, 2020.

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

The Company received a waiver for all covenant violations for the $12.5 million component of Operating Line of Credit (2019) at June 30, 2020.

The Company also finances insurance policy premiums on a short-term basis through a financing company. These insurance policies include workers’ compensation, general liability, automobile, umbrella, and equipment policies. It is typical that the Company makes a down payment in January and finances the remaining premium amount over nine or ten monthly payments. In January 2019, the Company financed $3.2 million in insurance premium policies. At September 30, 2019, the balance of the remaining premiums to be paid was $526,000, which was paid in the three months ended December 31, 2019. In January 2020, the Company financed $3.1 million in insurance premium policies. At June 30, 2020, the balance of the remaining premiums to be paid was $1.3 million, which will be paid in equal monthly installments through November 2020.

On April 15, 2020, Energy Services of America Corporation and subsidiaries C.J. Hughes Construction Company, Contractors Rental Corporation and Nitro Construction Services, Inc. entered into separate Paycheck Protection Program Notes (the “Notes”) effective April 7, 2020 with United Bank, Inc. as the lender (“Lender”) in an aggregate principal amount of $13,139,100 pursuant to the PPP (collectively, the “PPP Loan”). In a special meeting held on April 27, 2020, the Board of Directors (the “Board”) of the Company unanimously voted to return $3.3 million of the PPP Loan funds after discussing the financing needs of the Company and subsidiaries. That left the Company and subsidiaries with $9.8 million in PPP Loans to fund operations. The Company had used all the available PPP Loan funds as of August 13, 2020 and plans to file for forgiveness in the Company’s fourth quarter of fiscal year 2020. The loan may be forgiven so long as employee and compensation levels of the Company are maintained and 60% of the PPP Loan proceeds are used for payroll expenses, with the remaining 40% of the PPP Loan proceeds used for other qualifying expenses. Any portion of the loan that is not forgiven will be converted to a five-year note with 1.0% interest.

A summary of short-term and long-term debt as of June 30, 2020 and September 30, 2019 is as follows:

	June 30,	September 30,
	2020	2019
Line of credit payable to bank , monthly interest at 5.50%, final payment due by June 28, 2020.	$-	$3,500,000

Notes payable to finance companies, due in monthly installments totaling $99,471 including interest ranging from 0.00% to 6.03%, final payments due July 2020 through August 2026, secured by equipment.	1,517,483	1,691,991

Note payable to finance company for insurance premiums financed, due in monthly installments totaling $254,922, including interest rate at 3.50%, final payment due November 2020.	1,274,608	525,710

Notes payable to bank, due in monthly installments totaling $7,799, including interest at 4.82%, final payment due November 2034 secured by building and property.	979,006	1,012,126

Notes payable to bank, due in monthly installments totaling $12,028, including interest at 5.25%, final payment due November 2025 secured by building and property.	671,779	751,987

Notes payable to bank, due in monthly installments totaling $98,865, including interest at 4.99%, final payment due September 2022 secured by equipment.	2,253,004	3,040,600

Notes payable to bank, due in monthly installments totaling $46,482, including interest at 5.00%, final payment due September 2021 secured by equipment.	625,168	1,011,160

Notes payable to bank, due in monthly installments totaling $191,012, including interest at 5.50%, final payment due May 2024 secured by equipment.	-	7,920,005

Notes payable to bank for $9.8 million in Paycheck Protection Program ("PPP") loan funds. Payments on the five-year note are expected to begin in November 2020 if PPP loan repayment is not forgiven, due in monthly installments totaling $168,187, including interest at 1.0%, final payment due October 2025.	9,839,100	-

Total debt	17,160,148	19,453,579

Less current maturities	4,928,087	8,429,283

Total long term debt	$12,232,061	$11,024,296

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

The Company’s consolidated operating revenues for the three months ended June 30, 2020 were $30.8 million of which 51.2% was attributable to gas and petroleum work, 42.1% to electrical and mechanical services and 6.7% to water and sewer installations and other ancillary services. The Company’s consolidated operating revenues for the three months ended June 30, 2019 were $40.2 million of which 57.4% was attributable to gas and petroleum work, 34.9% to electrical and mechanical services and 7.7% to water and sewer installations and other ancillary services.

The Company’s consolidated operating revenues for the nine months ended June 30, 2020 were $74.7 million of which 48.7% was attributable to electrical and mechanical services, 40.7% to gas and petroleum work and 10.6% to water and sewer installations and other ancillary services. The Company’s consolidated operating revenues for the nine months ended June 30, 2019 were $136.3 million of which 61.6% was attributable to gas and petroleum work, 31.5% to electrical and mechanical services and 6.9% to water and sewer installations and other ancillary services.

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

COVID-19 Response

In March 2020, the World Health Organization recognized the novel strain of coronavirus, COVID-19, as a pandemic. This coronavirus outbreak has significantly impacted both the world and U.S. economies. During March 2020 many state and local governments, in addition to the federal government, have reacted to the public health crisis, creating significant uncertainties in the U.S. economy. In response to this coronavirus outbreak, the governments of many cities, counties, states and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes. In certain geographic regions in which the Company operates, temporary closures of businesses have been ordered or suggested and numerous other businesses have temporarily closed voluntarily. Further, individuals' ability to travel has been curtailed through mandated travel restrictions and may be further limited through additional voluntary or mandated closures of travel-related businesses.

Some of the procedures that the Company has implemented to help protect employees from COVID-19 exposure are guidelines for social distancing, office sanitation, hand washing, mask wearing, limited office admittance and immediate symptom reporting. The Company has provided personal protective equipment and hand-sanitizers to employees and has made arrangements for administrative personnel to work from home. The Company works closely with our customers to limit exposure risk and cooperate with symptom reporting and contact tracing. Construction employees are required to meet all procedures established by our customers in addition to the Company’s own procedures. The Company also followed the paid sick and expanded family and medical leave guidelines set forth in the Families First Coronavirus Response Act. As of August 13, 2020, the Company has not had significant issues with COVID-19 exposure.

Due to the economic uncertainties created by COVID-19 and the limited operating funds available, the Company applied for loans under the Paycheck Protection Program (“PPP”). On April 15, 2020, Energy Services of America Corporation and subsidiaries C.J. Hughes Construction Company, Contractors Rental Corporation and Nitro Construction Services, Inc. entered into separate Paycheck Protection Program Notes (the “Notes”) effective April 7, 2020 with United Bank, Inc. as the lender (“Lender”) in an aggregate principal amount of $13,139,100 pursuant to the PPP (collectively, the “PPP Loan”). In a special meeting held on April 27, 2020, the Board of Directors (the “Board”) of the Company unanimously voted to return $3.3 million of the PPP Loan funds after discussing the financing needs of the Company and subsidiaries. That left the Company and subsidiaries with $9.8 million in PPP Loans to fund operations. The Company had used all the available PPP Loan funds as of August 13, 2020 and plans to file for forgiveness in the Company’s fourth quarter of fiscal year 2020.

As of August 13, 2020, most of the Company’s existing customers had resumed projects that were affected by the March 2020 shutdowns. As a result, the Company has increased its employment level of construction personnel as compared to March 31, 2020. Given the uncertainty regarding the spread of this coronavirus, the related financial impact on the Company’s results of operations, financial position, and liquidity or capital resources cannot be reasonably estimated at this time.

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

Third Quarter and Nine Months Overview

The following is an overview of results from operations for the three and nine months ended June 30, 2020 and 2019.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Revenue	$30,762,725	$40,187,978	$74,678,432	$136,257,561

Cost of revenues	27,936,548	36,936,926	69,425,044	128,580,270

Gross profit	2,826,177	3,251,052	5,253,388	7,677,291

Selling and administrative expenses	2,532,141	2,021,359	7,473,422	6,790,032
Income (loss) from operations	294,036	1,229,693	(2,220,034)	887,259

Other income (expense)
Interest income	83	-	53,332	58,023
Other nonoperating expense	(53,793)	(25,736)	(130,472)	(79,312)
Interest expense	(101,335)	(331,067)	(400,197)	(744,541)
Gain on sale of equipment	43,296	68,672	563,062	206,241
	(111,749)	(288,131)	85,725	(559,589)
Income (loss) before income taxes	182,287	941,562	(2,134,309)	327,670
Income tax expense (benefit)	200,242	455,805	(347,629)	334,987
Net (loss) income	(17,955)	485,757	(1,786,680)	(7,317)
Dividends on preferred stock	77,250	77,250	231,750	231,750

(Loss) income available to common shareholders	$(95,205)	$408,507	$(2,018,430)	$(239,067)

Weighted average shares outstanding-basic	13,627,293	13,985,579	13,844,340	14,080,299
Weighted average shares-diluted	13,627,293	17,418,912	13,844,340	14,080,299
(Loss) earnings per share
available to common shareholders	$(0.007)	$0.029	$(0.146)	$(0.017)

(Loss) earnings per share-diluted
available to common shareholders	$(0.007)	$0.023	$(0.146)	$(0.017)

Results of Operations for the Three and Nine Months Ended June 30, 2020 Compared to the Three and Nine Months Ended June 30, 2019

Revenues. Total revenues decreased by $9.4 million or 23.5% to $30.8 million for the three months ended June 30, 2020 from $40.2 million for the same period in 2019. The decrease was primarily attributable to a $7.3 million revenue decrease in petroleum and gas work, a $1.1 million revenue decrease in electrical and mechanical services and a $1.0 million revenue decrease in water and sewer projects and other ancillary services. Total revenues decreased by $61.6 million or 45.2% to $74.7 million for the nine months ended June 30, 2020 from $136.3 million for the same period in 2019. The decrease was primarily attributable to a $53.6 million revenue decrease in petroleum and gas work, a $6.6 million revenue decrease in electrical and mechanical services and a $1.4 million revenue decrease in water and sewer projects and other ancillary services.

The revenue decrease in petroleum and gas work was primarily related to a twenty-mile pipeline project in northern West Virginia that was in progress during the nine months ended June 30, 2019 and completed in September 2019. The project ran over budget due to environmental delays and adverse working conditions related to weather. Generally, the Company’s major projects will extend into the first quarter of the next fiscal year. However, the Company’s major projects in fiscal year 2019 completed on or before September 2019. The Company had a limited number of new projects that started in the first nine months of fiscal year 2020. The COVID-19 pandemic began to affect the Company in mid-March 2020 and resulted in many existing and potential customers suspending or delaying projects.

Cost of Revenues. Total cost of revenues decreased by $9.0 million or 24.4% to $27.9 million for the three months ended June 30, 2020 from $36.9 million for the same period in 2019. The decrease was primarily attributable to a $8.2 million cost decrease in petroleum and gas work, a $1.1 million cost decrease in electrical and mechanical services, a $675,000 cost decrease in water and sewer projects and other ancillary services, partially offset by a $1.1 million cost increase in equipment and tool shop operations not allocated to projects. Total cost of revenues decreased by $59.2 million or 46.0% to $69.4 million for the nine months ended June 30, 2020 from $128.6 million for the same period in 2019. The decrease was primarily attributable to a $54.2 million cost decrease in petroleum and gas work, a $6.2 million cost decrease in electrical and mechanical services, a $688,000 cost decrease in water and sewer projects and other ancillary services, partially offset by a $1.9 million cost increase in equipment and tool shop operations not allocated to projects.

The cost of revenues decrease in petroleum and gas work was primarily related to a twenty-mile pipeline project in northern West Virginia that was in progress during the nine months ended June 30, 2019 and completed in September 2019. The project ran over budget due to environmental delays and adverse working conditions related to weather. Generally, the Company’s major projects will extend into the first quarter of the next fiscal year. However, the Company’s major projects in fiscal year 2019 completed on or before September 2019. The Company had a limited number of new projects that started in the first nine months of fiscal year 2020. The COVID-19 pandemic began to affect the Company in mid-March 2020 and resulted in many existing and potential customers suspending or delaying projects.

Gross Profit. Total gross profit decreased by $425,000 or 13.1% to $2.8 million for the three months ended June 30, 2020 from $3.3 million for the same period in 2019. The decrease was primarily attributable to a $1.1 million gross profit decrease related to equipment and tool shop operations costs not allocated to projects, a $359,000 gross profit decrease in water and sewer projects and other ancillary services, partially offset by a $914,000 gross profit increase in petroleum and gas work and a gross profit increase of $78,000 in electrical and mechanical services.

Total gross profit decreased by $2.4 million or 31.6% to $5.3 million for the nine months ended June 30, 2020 from $7.7 million for the same period in 2019. The decrease was primarily attributable to a $1.9 million gross profit decrease related to equipment and tool shop operations costs not allocated to projects, a $726,000 gross profit decrease in water and sewer projects and other ancillary services, and a $406,000 gross profit decrease in electrical and mechanical services, partially offset by a $658,000 gross profit increase in petroleum and gas work.

The overall gross profit decrease for the three and nine months ended June 30, 2020 compared to the same periods in 2019 was primarily related to the decrease in revenues mentioned above. Generally, the Company’s major projects will extend into the first quarter of the next fiscal year. However, the Company’s major projects in fiscal year 2019 completed on or before September 2019. The Company had a limited number of new projects that started in the first nine months of fiscal year 2020. The COVID-19 pandemic began to affect the Company in mid-March 2020 and resulted in many existing and potential customers suspending or delaying projects.

Also, the decreased amount of work during the nine months ended June 30, 2020 resulted in less of the Company’s owned equipment being used on projects and reduced the internal equipment charges from shop operations to projects compared to prior periods. The shop operation relies on internal equipment charges to recover shop operation costs such as depreciation and maintenance. In addition, the Company invested in general maintenance and repairs on Company owned equipment in preparation for new projects starting in the third quarter of fiscal year 2020.

Selling and administrative expenses. Total selling and administrative expenses increased by $511,000 or 25.3% to $2.5 million for the three months ended June 30, 2020 from $2.0 million for the same period in 2019.

Total selling and administrative expenses increased by $683,000 or 10.1% to $7.5 million for the nine months ended June 30, 2020 from $6.8 million for the same period in 2019.

The increase in selling and administrative expenses was primarily related to fewer projects in progress during the three and nine months ended June 30, 2020 and the reassignment of project management personnel to assist in obtaining new work.

Interest Expense. Interest expense decreased by $230,000 or 69.4% to $101,000 for the three months ended June 30, 2020 from $331,000 for the same period in 2019.

Interest expense decreased by $345,000 or 46.3% to $400,000 for the nine months ended June 30, 2020 from $745,000 for the same period in 2019.

This decrease in interest expense for the three and nine months ended June 30, 2020 was primarily due to the repayment of the line of credit and short-term borrowings and additional principal payments on long-term debt.

Net (loss) income. Income before income taxes was $182,000 for the three months ended June 30, 2020, compared to income before income taxes of $942,000 for the same period in 2019. Loss before income taxes was ($2.1) million for the nine months ended June 30, 2020, compared to income before income taxes of $328,000 for the same period in 2019. The income and loss before income taxes for the respective periods were due to the items mentioned above.

Income tax expense for the three months ended June 30, 2020 was $200,000 compared to income tax expense of $456,000 for the same period in 2019. Income tax benefit for the nine months ended June 30, 2020 was $347,000 compared to income tax expense of $335,000 for the same period in 2019. The lower income tax expense for the three months ended June 30, 2020, was primarily due to a decrease in taxable income as compared to the same period in 2019. The greater income tax benefit for the nine months ended June 30, 2020 was primarily due to a decrease in taxable income as compared to the same period in 2019.

The effective income tax rate for the three months ended June 30, 2020 was 109.8%, as compared to 48.4% for the same period in 2019. The effective income tax rate for the nine months ended June 30, 2020 was (16.3%), as compared to 102.2% for the same period in 2019. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income and non-deductible expenses. Per diem paid to employees on construction projects is only partially deductible from taxable income and can have a significant impact on the effective tax rate.

Dividends on preferred stock for the three months ended June 30, 2020 and 2019 were $77,250. Dividends on preferred stock for the nine months ended June 30, 2020 and 2019 were $231,750.

Net loss available to common shareholders for the three months ended June 30, 2020 was ($95,000) compared to net income available to common shareholders of $409,000 for the same period in 2019. Net loss available to common shareholders for the nine months ended June 30, 2020 was ($2.0) million compared to net loss available to common shareholders of ($239,000) for the same period in 2019.

Comparison of Financial Condition at June 30, 2020 and September 30, 2019

The Company had total assets of $55.1 million at June 30, 2020, a decrease of $832,000 from the prior fiscal year end balance of $55.9 million. Accounts receivable, which totaled $17.9 million at June 30, 2020, decreased by $3.8 million from the prior fiscal year end balance of $21.7 million. The decrease was primarily due to the collection of receivables from September 30, 2019. Retainages receivable totaled $1.8 million at June 30, 2020, a decrease of $1.7 million from the prior fiscal year end balance of $3.5 million. The decrease was due to the timing of retainage billings and receipts compared to September 30, 2019. Contract assets totaled $5.3 million at June 30, 2020, a decrease of $1.4 million from the prior fiscal year end balance of $6.7 million. The decrease was due to a difference in the timing of project billings at June 30, 2020 compared to September 30, 2019. The Company had property, plant and equipment of $16.6 million at June 30, 2020, a decrease of $178,000 from the prior fiscal year end balance of $16.8 million. This decrease was due to depreciation of $3.3 million and net equipment disposals of $155,000, partially offset by equipment acquisitions of $3.3 million. Cash and cash equivalents totaled $9.3 million at June 30, 2020, an increase of $4.7 million from the prior fiscal year end balance of $4.6 million. The increase was primarily due to the decrease in accounts receivable and PPP loan proceeds, partially offset by the repayments of short-term and long-term debt. Prepaid expenses and other totaled $4.3 million at June 30, 2020, an increase of $1.6 million from the prior fiscal year end balance of $2.7 million. This increase was primarily due to the financing of the Company’s insurance policies, partially offset by a reduction in prepaid insurance that was expensed during the nine months ended June 30, 2020.

The Company had total liabilities of $33.4 million at June 30, 2020, an increase of $2.1 million from the prior fiscal year end balance of $31.3 million. Accounts payable totaled $6.1 million at June 30, 2020, an increase of $3.2 million from the prior fiscal year end balance of $2.9 million. The increase was due to the timing of accounts payable payments as compared to September 30, 2019. Contract liabilities totaled $5.9 million at June 30, 2020, an increase of $2.4 million from the prior fiscal year end total of $3.5 million. The increase was due to a difference in the timing of project billings at June 30, 2020 compared to at September 30, 2019. Long-term debt totaled $12.2 million at June 30, 2020, an increase of $1.2 million from the prior fiscal year end balance of $11.0 million. The increase in long-term debt was due to the proceeds from the PPP Loans, partially offset by scheduled debt payments and the repayment of Term Note (2019). Lines of credit and short-term borrowings totaled $1.3 million at June 30, 2020, a decrease of $2.7 million from the prior fiscal year end balance of $4.0 million. The decrease was primarily due to net line of credit repayments of $3.5 million, partially offset by net short-term borrowings related to insurance premiums financed of $800,000. Accrued expenses and other current liabilities totaled $2.7 million at June 30, 2020, a decrease of $778,000 from the prior fiscal year end balance of $3.5 million. The decrease was primarily due to the payment of accrued expenses in the nine months ended June 30, 2020. Current maturities of long-term debt totaled $3.7 million at June 30, 2020, a decrease of $750,000 from the prior fiscal year end balance of $4.4 million. The decrease was primarily due to scheduled debt payments and the repayment of Term Note (2019), partially offset by the proceeds from the PPP Loans. Deferred tax liabilities totaled $1.5 million at June 30, 2020, a decrease of $474,000 from the prior fiscal year end balance of $1.9 million. The decrease was primarily related to a $459,000 net operating loss carry forward resulting from the net loss available to common shareholders for the nine months ended June 30, 2020.

Shareholders’ equity was $21.7 million at June 30, 2020, a decrease of $3.0 million from the prior fiscal year end balance of $24.7 million. This decrease was due to the net loss available to common shareholders of $2.0 million, $268,000 in common stock repurchased by the Company and $696,000 in special dividends paid to common shareholders for the nine months ended June 30, 2020.

Liquidity and Capital Resources

Indebtedness

On January 31, 2014, the Company entered into a financing arrangement (“Term Note”) with United Bank, Inc. and Summit Community Bank. The financing arrangement was a five-year term loan in the amount of $8.8 million. This note was paid in full during the second quarter of fiscal year 2019.

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 monthly. The interest rate on this loan agreement is 4.82% with monthly payments of $7,800. The interest rate on this note is subject to change from time to time based on changes in The U.S. Treasury yield, adjusted to a constant maturity of three years as published by the Federal Reserve weekly. As of June 30, 2020, the Company had made principal payments of $221,000. The loan is collateralized by the building purchased under this agreement.

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

On September 16, 2015, the Company entered into a $2.5 million Non-Revolving Note agreement with United Bank, Inc. This six-year agreement gave the Company access to a $2.5 million line of credit (“Equipment Line of Credit”), specifically for the purchase of equipment, for the period of one year with an interest rate of 5.0%. After the first year, all borrowings against the Equipment Line of Credit were converted to a five-year term note agreement with an interest rate of 5.0%. As of June 30, 2020, the Company had borrowed $2.46 million against this note and made principal payments of $1.8 million. The loan is collateralized by the equipment purchased under this agreement.

On November 13, 2015, the Company entered into a 10-year $1.1 million loan agreement with United Bank, Inc. to purchase the fabrication shop and property Nitro had previously been leasing for $12,900 each month. The interest rate on the new loan agreement is 5.0% with monthly payments of $12,028. As of June 30, 2020, the Company had made principal payments of $428,000. The loan is collateralized by the building and property purchased under this agreement.

On June 28, 2017, the Company entered into a $5.0 million Non-Revolving Note agreement with United Bank, Inc. This five-year agreement gave the Company access to a $5.0 million line of credit (“Equipment Line of Credit 2017”), specifically for the purchase of equipment, for a period of three months with an interest rate of 4.99%. After three months, all borrowings against the Equipment Line of Credit 2017 were converted to a five-year term note agreement with an interest rate of 4.99%. As of June 30, 2020, the Company had borrowed $5.0 million against this note and made principal payments of $2.7 million. The loan is collateralized by the equipment purchased under this agreement.

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

On April 15, 2020, Energy Services of America Corporation and subsidiaries C.J. Hughes Construction Company, Contractors Rental Corporation and Nitro Construction Services, Inc. entered into separate Paycheck Protection Program Notes (the “Notes”) effective April 7, 2020 with United Bank, Inc. as the lender (“Lender”) in an aggregate principal amount of $13,139,100 pursuant to the PPP (collectively, the “PPP Loan”). In a special meeting held on April 27, 2020, the Board of Directors (the “Board”) of the Company unanimously voted to return $3.3 million of the PPP Loan funds after discussing the financing needs of the Company and subsidiaries. That left the Company and subsidiaries with $9.8 million in PPP Loans to fund operations. The Company had used all the available PPP Loan funds as of August 13, 2020 and plans to file for forgiveness in the Company’s fourth quarter of fiscal year 2020.

Operating Line of Credit

On March 21, 2018, the Company entered into a financing agreement (“Operating Line of Credit (2018)”) with United Bank, Inc., (“United Bank”), to provide the Company with a $15.0 million revolving line of credit. This line had a $12.5 million component and a $2.5 million component, each with separate borrowing requirements. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%. The effective date of this agreement was February 27, 2018. Operating Line of Credit (2018) expired on February 28, 2019 but was extended through April 28, 2019. The Company received a twelve-month extension (“Operating Line of Credit (2019)”) through April 28, 2020 on May 7, 2019. On May 12, 2020, the Company received a two-month extension of the line of credit through June 28, 2020. On July 30, 2020, the Company received a one-year extension of the line of credit effective June 28, 2020 with an expiration date of June 28, 2021.

As of the September 30, 2019 borrowing base calculation, the Company could borrow up to $11.5 million on the line of credit. The Company had borrowed $3.5 million on the line of credit, leaving $8.0 million available. Subsequent to September 30, 2019, the Company repaid $3.5 million against the line of credit. As of the June 30, 2020 borrowing base calculation, the Company could borrow up to $11.5 million on the line of credit. The Company had no line of credit borrowings, leaving $11.5 million available on the line of credit as of June 30, 2020.

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

The Company received a waiver for all covenant violations for the $12.5 million component of Operating Line of Credit (2019) at June 30, 2020.

Off-Balance Sheet Arrangements

Due to the nature of our industry, we often enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Though for the most part not material in nature, some of these are:

Leases

The Company’s work sometimes requires us to lease various equipment; however, the Company typically elects to purchase or rent needed equipment before leasing. Leases usually are short-term in nature, with duration of two year or less, though at times we may enter into longer term leases when warranted. By leasing, the Company could reduce capital outlay requirements for equipment that may only be needed for short periods of time. As of June 30, 2020, the Company had no lease commitments.

Letters of Credit

Certain of our customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors and vendors on various customer projects. At June 30, 2020, the Company did not have any letters of credit outstanding.

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

The ability to obtain bonding for future contracts is an important factor in the contracting industry with respect to the type and number of contracts that can be bid. Depending upon the size and conditions of a contract, the Company may be required to post letters of credit or other collateral in favor of the insurer. Posting of these letters or other collateral will reduce our borrowing capabilities. The Company does not anticipate any claims against outstanding performance bonds in the foreseeable future. At June 30, 2020, the Company had $3.5 million in performance bonds outstanding.

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

The Company had one customer that exceeded 10.0% of revenues for the nine months ended June 30, 2020. This customer, TransCanada, represented 19.1% of revenues. The Company had three customers that exceeded 10.0% of receivables at June 30, 2020. These customers, TransCanada, Shimizu North America and Stenco Construction, represented 26.9%, 17.1% and 13.1%, respectively, of receivables net of retention at June 30, 2020.

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

Litigation

In February 2018, the Company filed a lawsuit against a former customer related to a dispute over changes on a pipeline construction project. The Company is seeking $12.5 million in the lawsuit, none of which has been recognized in the Company’s financial statements. Although no trial date has been set, the Company expects the case to go to trial in fiscal year 2021 barring a mediation settlement between the parties. Other than described above, at June 30, 2020, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At June 30, 2020, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 each month. Mr. Douglas Reynolds, President of Energy Services, was a director and secretary of First Bank of Charleston. Mr. Nester Logan and Mr. Samuel Kapourales, directors of Energy Services, were also directors of First Bank of Charleston. On October 15, 2018, First Bank of Charleston was merged into Premier Bank, Inc., a wholly owned subsidiary of Premier Financial Bancorp, Inc. Mr. Marshall Reynolds, Chairman of the Board of Energy Services, holds the same position with Premier Financial Bancorp Inc. Mr. Keith Molihan and Mr. Neal Scaggs are both directors of Energy Services and hold the same position with Premier Financial Bancorp, Inc. The interest rate on the loan agreement is 4.82% with monthly payments of $7,800. As of June 30, 2020, we have paid approximately $221,000 in principal and approximately $294,000 in interest since the beginning of the loan. There were no new material related party transactions entered into during the quarter ended June 30, 2020.

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

Inflation

Due to relatively low levels of inflation during the three and nine months ended June 30, 2020 and 2019, inflation did not have a significant effect on our results.

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

Contracts may require the Company to warranty that work is performed in accordance with the contract; however, the warranty is not priced separately, and the Company does not offer customers an option to purchase a warranty. As of June 30, 2020, the Company does not have a material amount of costs expensed that would otherwise be capitalized and amortized.

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

Income Taxes

The Company and all subsidiaries file a consolidated federal and various state income tax returns on a fiscal year basis. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations for years ended prior to September 30, 2017.

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

U.S. GAAP also prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or to be taken on a tax return. This evaluation is a two-step process.  First, the recognition process determines if it is more likely than not that a tax position will be sustained based on the merits of the tax position upon examination by the appropriate taxing authority.  Second, a measurement process is calculated to determine the amount of benefit/expense to recognize in the financial statements if a tax position meets the more likely than not recognition threshold.  The tax position is measured at the greatest amount of benefit/expense that is more likely than not of being realized upon ultimate settlement.  Any interest and penalty related to the unrecognized tax benefits, as the result of recognition of tax obligations resulting from uncertain tax positions, are included in the provision for income taxes. The Company had not recognized any uncertain tax positions at June 30, 2020.

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

Self-Insurance

The Company has its workers’ compensation, general liability and auto insurance through a captive insurance company. While the Company believes that this arrangement has been very beneficial in reducing and stabilizing insurance costs; the Company does have to maintain a surety deposit to guarantee payments of premiums. That account had a balance of $1.9 million as of June 30, 2020. Should the captive insurance company experience severe losses over an extended period, it could have a detrimental effect on the Company.

Current and Non-Current Accounts Receivable and Provision for Doubtful Accounts

The Company provides an allowance for doubtful accounts when collection of an account is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates relating to, among others, our customers’ access to capital, our customers’ willingness or ability to pay, general economic conditions and the ongoing relationship with the customers. While most of our customers are large well capitalized companies, should they experience material changes in their revenues and cash flows or incur other difficulties and not be able to pay the amounts owed, this could cause reduced cash flows and losses in excess of our current reserves. At June 30, 2020, the management review deemed that the allowance for doubtful accounts was adequate.

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

Subsequent Events

On July 30, 2020, the Company received a one-year extension on the $15.0 million operating line of credit effective June 28, 2020 with an expiration date of June 28, 2021.

Outlook

The following statements are based on current expectations. These statements are forward looking, and actual results may differ materially.

As a contractor providing electrical, mechanical, HVAC and underground piping installation and maintenance services to customers in the petroleum, natural gas, public utilities and power industries, the Company and its subsidiaries are considered an “Essential Business” in the various states in which it operates. While it is unknown how long the COVID-19 virus will last and what the complete financial effect will be to the Company, the coronavirus outbreak will have a significant effect on the Company's 2020 operating results. As of March 31, 2020, the Company has seen a decline in business as certain existing customers and potential customers decided to cancel or delay construction projects as a result of the COVID-19 pandemic. However, during the three months ended June 30, 2020, many of the Company’s existing customers had resumed projects that were affected by the March 2020 shutdowns. As a result, the Company has increased its employment level of construction personnel as compared to March 31, 2020. Given the uncertainty regarding the spread of this coronavirus, the related financial impact on the Company’s results of operations, financial position, and liquidity or capital resources cannot be reasonably estimated at this time.

On July 30, 2020, the Company received a one-year extension on the $15.0 million operating line of credit effective June 28, 2020 with an expiration date of June 28, 2021. Prior to receiving the extension, the Company had concerns as to whether the current eligible borrowing base on the line of credit could fully fund construction projects. Due to the uncertain access to outside capital, the parent company and subsidiaries accepted $9.8 million, collectively, in PPP Loan proceeds. The Company had used all the available PPP Loan funds as of August 13, 2020 and plans to file for forgiveness in the Company’s fourth quarter of fiscal year 2020. The loan may be forgiven so long as employee and compensation levels of the Company are maintained and 60% of the PPP Loan proceeds are used for payroll expenses, with the remaining 40% of the PPP Loan proceeds used for other qualifying expenses. Any portion of the loan that is not forgiven will be converted to a five-year note with 1.0% interest.

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

Currently, the Company is receiving bid opportunities from existing and potentially new customers. However, with potential economic uncertainties, such as a worsening of the COVID-19 pandemic, the continued depressed prices of oil and natural gas and environmental regulations, the demand for our customers’ projects could wane and their ability to fund planned projects could be reduced. Also, a shortage of qualified labor could lead to inefficient production and could make bidding and managing projects more difficult. The Company’s backlog at June 30, 2020 was $69.8 million. While adding additional projects appears likely, no assurances can be given that the Company will be successful in bidding on projects that become available. Moreover, even if the Company obtains contracts, there can be no guarantee that the projects will go forward.

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

There has been no change in Energy Services of America Corporation’s internal control over financial reporting during Energy Services of America Corporation’s third quarter of fiscal year 2020 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

In February 2018, the Company filed a lawsuit against a former customer related to a dispute over changes on a pipeline construction project. The Company is seeking $12.5 million in the lawsuit, none of which has been recognized in the Company’s financial statements. Although no trial date has been set, the Company expects the case to go to trial in fiscal year 2021 barring a mediation settlement between the parties. Other than described above, at June 30, 2020, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At June 30, 2020, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

On April 15, 2020, the Company and subsidiaries C.J. Hughes Construction Company, Contractors Rental Corporation and Nitro Construction Services, Inc. entered into separate Paycheck Protection Program Notes (the “Notes”) effective April 7, 2020 with United Bank, Inc. as the lender (“Lender”) in an aggregate principal amount of $13,139,100 pursuant to the Paycheck Protection Program under the CARES Act (collectively, the “PPP Loan”). In a special meeting held on April 27, 2020, the Board of Directors of the Company unanimously voted to return $3.3 million of the PPP Loan funds after discussing the financing needs of the Company and subsidiaries. The Company and subsidiaries retained $9.8 million of its PPP Loan to fund operations. The Company may apply to the Lender for forgiveness of the PPP Loan, with the amount which may be forgiven equal to the sum of the payroll costs, covered mortgage obligations, covered rent obligations and covered utility payments incurred by the Company during the twenty-four week period beginning on the date of first disbursement to the Company under the PPP Loan, calculated in accordance with the terms of the CARES Act. The PPP Loan may be forgiven so long as employee and compensation levels of the Company are maintained and 60% of the PPP Loan proceeds are used for payroll expenses, with the remaining 40% of the PPP Loan proceeds used for other qualifying expenses. The Company intends to use the proceeds from the PPP Loan in accordance with the PPP Loan program.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of equity securities during the period covered by the report.

(b)  None.

(c)  The repurchases of Energy Services of America Corporation’s shares of its common stock during the three months ended June 30, 2020 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Value of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2020-April 30, 2020	35,603	$0.85	$30,122	1,079,464
May 1, 2020-May 31, 2020	-	-	-	1,079,464
June 1, 2020-June 30, 2020	-	-	-	1,079,464
Total	35,603	$0.85	30,122

(1)	On August 3, 2018, the Company announced that the Board of Directors authorized a stock repurchase program under which the Company would repurchase up to 10%, or approximately 1,423,984 shares, of the Company's issued and outstanding stock. The repurchase program started on August 15, 2018 and expired on August 15, 2019. On August 22, 2019, the Company announced that the Board of Directors authorized a stock repurchase program under which the Company would repurchase up to 10%, or approximately 1,393,393 shares of the Company's issued and outstanding stock. The repurchase program started on August 26, 2019 and will expire on August 26, 2020. On April 27, 2020, the Company suspended its stock repurchase program.

ITEM 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY SERVICES OF AMERICA CORPORATION

Date: August 14, 2020	By:	/s/ Douglas V. Reynolds
Douglas V. Reynolds
Chief Executive Officer

Date: August 14, 2020	By:	/s/ Charles P. Crimmel
Charles P. Crimmel
Chief Financial Officer

