Form 10-K
period 2020-09-30
Energy Services of America CORP
filed 2021-01-05
CIK 1357971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended September 30, 2020

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price on March 31, 2020 was $ 6,493,066.

As of January 4, 2021, there were issued and outstanding 14,839,836 and 13,621,406, respectively, shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

Energy Services of America Corporation

Annual Report on Form 10-K

For the Fiscal Year Ended

September 30, 2020

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

Overview

Energy Services of America Corporation (“Energy Services” or the “Company”) operates primarily in the mid-Atlantic region of the United States and provides services to customers in the natural gas, petroleum, water distribution, automotive, chemical and power industries. C.J. Hughes Construction Company, Inc. (“C.J. Hughes”), a wholly owned subsidiary of the Company, is a general contractor primarily engaged in pipeline construction for utility companies. Contractors Rental Corporation (“Contractors Rental”), a wholly owned subsidiary of C.J. Hughes, provides union building trade employees for projects managed by C.J. Hughes. Nitro Construction Services, Inc. (“Nitro”), a wholly owned subsidiary of C.J. Hughes, provides electrical, mechanical, HVAC/R and fire protection services to customers primarily in the automotive, chemical and power industries. Pinnacle Technical Solutions, Inc. (“Pinnacle”), a wholly owned subsidiary of Nitro, operates as a data storage facility within Nitro’s office building. Pinnacle is supported by Nitro and has no employees of its own. All of the C.J. Hughes, Nitro, and Contractors Rental production personnel are union members of various related construction trade unions and are subject to collective bargaining agreements that expire at varying time intervals.

The Company’s stock is quoted under the symbol “ESOA” on the OTC QB marketplace operated by the OTC Markets Group.

Energy Services provides contracting services for utilities and energy related companies including gas, petroleum power, chemical, water & sewer and automotive industries. For the gas industry, the Company is primarily engaged in the construction, replacement and repair of natural gas pipelines and storage facilities for utility companies and private natural gas companies. Energy Services is involved in the construction of both interstate and intrastate pipelines, with an emphasis on the latter. For the oil industry, the Company provides a variety of services relating to pipeline, storage facilities and plant work. For the power, chemical, and automotive industries, the Company provides a full range of electrical and mechanical installations and repairs including substation and switchyard services, site preparation, equipment setting, pipe fabrication and installation, packaged buildings, transformers and other ancillary work with regards thereto. Energy Services’ other services include liquid pipeline construction, pump station construction, production facility construction, water and sewer pipeline installations, various maintenance and repair services and other services related to pipeline construction. The majority of the Company’s customers are located in West Virginia, Virginia, Ohio, Pennsylvania, and Kentucky.

The Company had consolidated operating revenues of $119.2 million for the year ended September 30, 2020, of which 47.8% was attributable to gas & petroleum contract work, 43.3% to electrical and mechanical contract services, and 8.9% to water and sewer contract installations and other ancillary services. The Company had consolidated operating revenues of $174.5 million for the year ended September 30, 2019, of which 60.4% was attributable to gas & petroleum contract work, 32.6% to electrical and mechanical contract services, and 7.0% to water and sewer contract installations and other ancillary services.

Energy Services’ customers include many of the leading companies in the industries it serves, including:

TransCanada Corporation

Columbia Gas Distribution

Marathon Petroleum

Mountaineer Gas

American Electric Power

Toyota Motor Manufacturing

Bayer Chemical

Dow Chemical

Kentucky American Water

WV American Water

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

COVID-19 Response

In March 2020, the World Health Organization recognized the novel strain of coronavirus, COVID-19, as a pandemic. This coronavirus outbreak has significantly impacted both the world and U.S. economies. In response to this coronavirus outbreak, the governments of many cities, counties, states and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes which has created significant uncertainties in the U.S. economy. In certain geographic regions in which the Company operates, temporary closures of businesses have been ordered or suggested and numerous other businesses have temporarily closed voluntarily. Further, individuals' ability to travel has been curtailed through mandated travel restrictions and may be further limited through additional voluntary or mandated closures of travel-related businesses.

Some of the procedures that the Company has implemented to help protect employees from COVID-19 exposure are guidelines for social distancing, office sanitation, hand washing, mask wearing, limited office admittance and immediate symptom reporting. The Company has provided personal protective equipment and hand-sanitizers to employees and has made arrangements for administrative personnel to work from home. The Company works closely with our customers to limit exposure risk and cooperate with symptom reporting and contact tracing. Construction employees are required to meet all procedures established by our customers in addition to the Company’s own procedures. The Company also followed the paid sick and expanded family and medical leave guidelines set forth in the Families First Coronavirus Response Act. As of September 30, 2020, the Company has not had significant issues with COVID-19 exposure among its employees.

Due to the economic uncertainties created by COVID-19 and the limited operating funds available, the Company applied for loans under the Paycheck Protection Program (“PPP”). On April 15, 2020, Energy Services of America Corporation and subsidiaries C.J. Hughes Construction Company, Contractors Rental Corporation and Nitro Construction Services, Inc. entered into separate Paycheck Protection Program Notes effective April 7, 2020 with United Bank, Inc. as the lender (“Lender”) in an aggregate principal amount of $13,139,100 pursuant to the PPP (collectively, the “PPP Loan”). In a special meeting held on April 27, 2020, the Board of Directors of the Company unanimously voted to return $3.3 million of the PPP Loan funds after discussing the financing needs of the Company and subsidiaries. That left the Company and subsidiaries with $9.8 million in PPP Loans to fund operations. The Company had used all the available PPP Loan funds as of September 30, 2020 and is in the process of filing for loan forgiveness with its Lender.

As of September 30, 2020, most of the Company’s existing customers had resumed projects that were affected by the March 2020 shutdowns. As a result, the Company has increased its employment level of construction personnel as compared to March 31, 2020. Given the uncertainty regarding the spread of this coronavirus, the related financial impact on the Company’s results of operations, financial position, and liquidity or capital resources cannot be reasonably estimated at this time.

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

Financing Arrangements

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 monthly. The interest rate on this loan agreement is 4.82% with monthly payments of $7,800. The interest rate on this note is subject to change from time to time based on changes in The U.S. Treasury yield, adjusted to a constant maturity of three years as published by the Federal Reserve weekly. As of September 30, 2020, the Company had made principal payments of $232,000. The loan is collateralized by the building purchased under this agreement.

On September 16, 2015, the Company entered into a $2.5 million Non-Revolving Note agreement with United Bank, Inc. This six-year agreement gave the Company access to a $2.5 million line of credit (“Equipment Line of Credit”), specifically for the purchase of equipment, for the period of one year with an interest rate of 5.0%. After the first year, all borrowings against the Equipment Line of Credit were converted to a five-year term note agreement with an interest rate of 5.0%. As of September 30, 2020, the Company had borrowed $2.46 million against this note and made principal payments of $2.0 million. The loan is collateralized by the equipment purchased under this agreement.

On November 13, 2015, the Company entered into a 10-year $1.1 million loan agreement with United Bank, Inc. to purchase the fabrication shop and property Nitro had previously been leasing for $12,900 each month. The interest rate on the new loan agreement is 4.25% with monthly payments of $11,602. As of September 30, 2020, the Company had made principal payments of $456,000. The loan is collateralized by the building and property purchased under this agreement.

On June 28, 2017, the Company entered into a $5.0 million Non-Revolving Note agreement with United Bank, Inc. This five-year agreement gave the Company access to a $5.0 million line of credit (“Equipment Line of Credit 2017”), specifically for the purchase of equipment, for a period of three months with an interest rate of 4.99%. After three months, all borrowings against the Equipment Line of Credit 2017 were converted to a five-year term note agreement with an interest rate of 4.99%. As of September 30, 2020, the Company had borrowed $5.0 million against this note and made principal payments of $3.0 million. The loan is collateralized by the equipment purchased under this agreement.

On May 30, 2019, the Company entered into Term Note 2019 with United Bank which refinanced the $10.0 million borrowed on Operating Line of Credit (2019) to a five-year term note with a fixed interest rate of 5.50%. The purpose of this note was to finance a specific construction project completed in September 2019. The loan was collateralized by the Company’s equipment. The refinancing effectively reset the Company’s line of credit borrowings to zero as of May 30, 2019 and did not affect the conditions of subsequent borrowings. The Company paid off Term Note 2019 in January 2020.

On April 15, 2020, Energy Services of America Corporation and subsidiaries C.J. Hughes Construction Company, Contractors Rental Corporation and Nitro Construction Services, Inc. entered into separate Paycheck Protection Program Notes effective April 7, 2020 with United Bank, Inc. as the lender in an aggregate principal amount of $13,139,100 pursuant to the PPP (collectively, the “PPP Loan”). In a special meeting held on April 27, 2020, the Board of Directors of the Company unanimously voted to return $3.3 million of the PPP Loan funds after discussing the financing needs of the Company and subsidiaries. That left the Company and subsidiaries with $9.8 million in PPP Loans to fund operations. The Company had used all the available PPP Loan funds as of September 30, 2020 and is in the process of filing for loan forgiveness with its Lender.

On July 30, 2020, the Company received a one-year extension on its line of credit (“Operating Line of credit (2020)”) effective June 28, 2020. The $15.0 million revolving line of credit has a $12.5 million component and a $2.5 million component, each with separate borrowing requirements. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%. The line of credit expires on June 28, 2021. Based on the borrowing base calculation, the Company could borrow up to $11.1 million as of September 30, 2020. The Company had no borrowings on the line of credit, leaving $11.1 million available on the line of credit as of September 30, 2020. Based on the borrowing base calculation, the Company was able to borrow up to $11.5 million as of September 30, 2019. The Company had borrowed $3.5 million on the line of credit, leaving $8.0 million available on the line of credit as of September 30, 2019. Please see page 23 for a description of the $12.5 million and $2.5 million components and the borrowing base calculation.

Backlog/New Business

The Company’s backlog represents contracts for services that have been entered into, but which have not yet been completed. At September 30, 2020, Energy Services had a backlog of $63.8 million of work to be completed on existing contracts. At September 30, 2019, the Company had a backlog of $63.0 million. Due to the timing of Energy Services’ construction contracts and the long-term nature of some of our projects, portions of our backlog work may not be completed in the current fiscal year. Most of the Company’s projects can be completed in a short period of time, typically two to five months. Larger projects usually take seven to eighteen months to be completed. As a rule, work starts shortly after the signing of the contract.

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

Raw Materials and Suppliers

The principal raw materials that the Company and its subsidiaries use are metal plate, structural steel, pipe, wire, fittings and selected engineering equipment such as pumps, valves and compressors. For the most part, the largest portion of these materials are supplied by the customer. The materials that the Company purchases are predominately those of a consumable nature on the job, such as small tools and environmental supplies. The COVID-19 pandemic did not have a significant impact on the Company’s ability to obtain raw materials. We anticipate being able to obtain these materials, as well as any raw materials not supplied by our customers, for the foreseeable future.

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

Please see “COVID-19 Response” above to see the steps the company has taken to ensure the health and safety of its workforce as it relates to the COVID-19 pandemic.

Research and Development/Intellectual Property

Energy Services has not made any material expenditure for research and development. Energy Services does not own any patents, trademarks or licenses.

Employees and Human Capital Resources

Energy Services of America believes the Company’s greatest asset is its employees. The Company’s emphasis on the health and safety of its employees is an important factor in maintaining its experienced workforce and attracting new talent. As of September 30, 2020, the Company had 553 employees. Non-union management and administrative employees totaled 108 and union construction workers totaled 445.

The Company’s non-union management and administrative employees are all eligible to participate in the Company paid health, vision, dental, life, prescription, and long-term disability insurance plans. The Company also provides employee paid supplemental life and accident insurance plans. To encourage employees to keep up with routine medical care and participate in its wellness program, the Company funds a Health Reimbursement Account for participating employees. To help employees cover medical expenses pre-tax, the Company offers employees a Flexible Spending Account. The Company also offers employees a 401(k) retirement plan with a Company match.

The Company’s union construction workers are represented by various collective bargaining units that provide health and welfare and retirement plans to their members. The Company’s top priority is the safety of our construction employees. The Company’s experienced safety department ensures that employees have the Company and customer required safety training before starting a project. Daily and weekly safety meetings at project sites help employees remain aware of potential hazards. Periodic internal and third-party safety audits are performed to help ensure that the Company’s and customer’s safety procedures are followed.

Early in the COVID-19 pandemic, the Company had customers that delayed or cancelled projects due to the uncertainty in the economy and health concerns. During this time, the Company attempted to keep as many of its employees working as possible by moving crews to different projects or shifting work responsibilities. The Company also worked closely to accommodate employees’ request to use the Families First Coronavirus Relief Act and the Family Medical Leave Act.

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

Risk Related to our Operations

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

Risk Related to our Business

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

If our customers should cancel or delay many projects, our revenues could be reduced if we are unable to replace these contracts with others. Also, we have contracts that expire and are renewed periodically. If we are unsuccessful in renewing those contracts, that could reduce our revenue as well.

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

Risk Related to the COVID-19 Pandemic

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

On April 15, 2020, the Company and subsidiaries C.J. Hughes Construction Company, Contractors Rental Corporation and Nitro Construction Services, Inc. entered into separate Paycheck Protection Program Notes (the “Notes”) effective April 7, 2020 with United Bank, Inc. as the lender (“Lender”) in an aggregate principal amount of $13,139,100 pursuant to the Paycheck Protection Program under the CARES Act (collectively, the “PPP Loan”). In a special meeting held on April 27, 2020, the Board of Directors of the Company unanimously voted to return $3.3 million of the PPP Loan funds after discussing the financing needs of the Company and subsidiaries. The Company and subsidiaries retained $9.8 million of its PPP Loan to fund operations. The Company is in the process of applying for loan forgiveness with its Lender, with the amount which may be forgiven equal to the sum of the payroll costs, covered mortgage obligations, covered rent obligations and covered utility payments incurred by the Company during the twenty-four week period beginning on the date of first disbursement to the Company under the PPP Loan, calculated in accordance with the terms of the CARES Act. The PPP Loan may be forgiven so long as employee and compensation levels of the Company are maintained and 60% of the PPP Loan proceeds are used for payroll expenses, with the remaining 40% of the PPP Loan proceeds used for other qualifying expenses. The Company used the proceeds from the PPP Loan in accordance with the PPP Loan program.

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

The Company believes it meets the SBA’s certification requirement based on its limited access to capital, weakened business operations and small market value as described above. The Company’s shares of common stock do not trade on a national exchange. However, no assurance can be given as to the outcome of the SBA’s audit of the Company’s PPP Loan. The SBA could determine that the Company does not qualify in whole or in part for loan forgiveness. In addition, it is unknown what type of penalties could be assessed against the Company if the SBA disagrees with the Company’s certification. The Company could be required to return its PPP Loan. Any penalties in addition to the potential return of the PPP Loan could negatively impact the Company’s business, financial condition and results of operations and prospects.

Risk Related to our Industry

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

Risk Related to Financing

Credit facilities to fund our operations and growth might not be available.

Our business relies heavily on having lines of credit in place to fund the various projects we are working on. Should funding not be available, or on favorable terms, it could severely curtail our operations and the ability to generate profits. Energy Services maintains a banking relationship with two regional banks and has lines of credit and borrowing facilities with these institutions. On July 30, 2020, the Company renewed its $15.0 million Operating Line of Credit (2020) with United Bank, WV. The line of credit expires on June 28, 2021. Based on covenant ratios, the Company qualifies for the first $12.5 million component but not the $2.5 million component. Based on the borrowing base calculation, the Company could borrow up to $11.1 million as of September 30, 2020. The Company had no borrowings on the line of credit, leaving $11.1 million available on the line of credit. The Company believes this line of credit will provide enough operating capital for future projects, but the Company cannot guarantee it will always have access to this line of credit in the future depending on the Company’s financial performance.

Risk Related to our Financial Performance

Revenue and cost estimates on projects may differ from actual results.

The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. While the Company believes estimates on project performance are materially correct at September 30, 2020, there can be no assurance that actual results will not differ from those estimates.

Risk Related to Law and Regulatory Compliance

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

Risk Related to Ownership of our Stocks

We have sold Units, each consisting of one share of 6.0% Convertible Perpetual Preferred Stock, Series A and 2,500 shares of Common Stock. If the Preferred Stock is converted to Common Stock, shareholders may experience dilution of their ownership interest.

As of September 30, 2013, the Company sold 140 units in a private placement to accredited investors, with an additional 10 units sold during the fiscal year ended September 30, 2014 for a total of 150 units. As a result of the private placement, an additional 375,000 shares of common stock were outstanding as of September 30, 2020. The Company also issued 56 shares of Preferred Stock to Marshall Reynolds, Chairman of the Board of Directors, in exchange for a debt forgiveness of $1.4 million. Mr. Reynolds did not receive any shares of common stock in this transaction. In addition, if the Company elects to allow the holders of the Preferred Stock to choose to convert their Preferred Stock into shares of common stock, we would issue an additional 3,433,333 shares of common stock, which will result in shareholders experiencing a dilution in their ownership interest.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

The Company and its subsidiaries own the property where its subsidiaries, C.J. Hughes and Nitro, and the Company’s headquarters are located. We maintain our executive offices at 75 West 3rd Ave., Huntington, West Virginia 25701, which is also the office of C.J. Hughes. Nitro’s office is located at 4300 1st Ave., Nitro, WV 25143. The Company’s management believes that its properties are adequate for the business it conducts. Please see “Liquidity and Capital Resources” on page 20 for a description of the mortgages on the Nitro properties.

ITEM 3.	Legal Proceedings

In February 2018, the Company filed a lawsuit against a former customer related to a dispute over changes on a pipeline construction project. The Company is seeking $10.0 million in the lawsuit, none of which has been recognized in the Company’s financial statements. Although no trial date has been set, the Company expects the case to go to trial in fiscal year 2021 barring a mediation settlement between the parties. Other than described above, at September 30, 2020, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At September 30, 2020, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.	Mine Safety Disclosures

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is quoted under the symbol “ESOA” and transactions in the stock are reported on the OTC QB marketplace.

The following table sets forth the range of high and low sales prices for common stock during each of the last two fiscal years and is based on information provided by the OTC QB. The high and low “bid price”, as required to be disclosed by Regulation S-K, was not available for certain periods because either these were not two-sided quotes by market makers or there was only one market maker with a two-sided quote. Over the counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Common Stock

Fiscal 2019	High	Low	Dividends
Quarter ended December 31, 2018	$1.39	$1.07	$-
Quarter ended March 31, 2019	1.30	0.95	-
Quarter ended June 30, 2019	1.23	0.60	-
Quarter ended September 30, 2019	1.07	0.66	-

Fiscal 2020	High	Low	Dividends
Quarter ended December 31, 2019	$0.95	$0.63	$0.05
Quarter ended March 31, 2020	1.17	0.65	-
Quarter ended June 30, 2020	1.15	0.65	-
Quarter ended September 30, 2020	1.05	0.72	-

As of September 30, 2020, there were 23 holders of record of our common stock. Certain shares of the Company’s common stock are held in “nominee” or “street” name and accordingly the number of beneficial owners of common stock is not included in the number of record holders.

On December 11, 2019, the Company declared a $0.05 per share special dividend that was paid on December 31, 2019 to common stockholders of record as of December 23, 2019. The special dividend totaled $696,117. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any future dividends will be within the discretion of our board of directors.

On August 3, 2018, the Company announced that the Board of Directors authorized a stock repurchase program under which the Company could purchase up to 10%, or approximately 1,423,984 shares, of the Company’s issued and outstanding common stock. The repurchase program started on August 15, 2018 and expired on August 15, 2019. The program resulted in the repurchase of 305,908 shares.

On August 22, 2019, the Company announced that the Board of Directors authorized a stock repurchase program under which the Company could purchase up to 10%, or approximately 1,393,393 shares, of the Company’s issued and outstanding common stock. The repurchase program started on August 26, 2019 and expired on August 26, 2020. The Company suspended the repurchase program on April 27, 2020. Accordingly, the Company made no repurchases of common stock during the fourth fiscal quarter of 2020. The program resulted in the repurchase of 312,522 shares.

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

Results of Operations for the Year Ended September 30, 2020 Compared to the Year Ended September 30, 2019

Revenue. Revenue decreased by $55.3 million or 31.7% to $119.2 million for the year ended September 30, 2020 from $174.5 million for the year ended September 30, 2019. The decrease was primarily attributable to a $48.5 million revenue decrease in petroleum and gas work, a $5.2 million revenue decrease in electrical and mechanical services and a $1.6 million revenue decrease in water and sewer and other ancillary services.

The primary reason for the decrease in revenue from petroleum and gas projects was due to a $74.0 million gas transmission project completed in fiscal year 2019, and we had no similar project in fiscal year 2020. Even before the COVID-19 pandemic, many gas transmission projects had been cancelled or delayed in 2020. While the gas and petroleum revenue decreased in fiscal year 2020, the Company continued to perform the projects that were awarded. The decrease in revenue from electrical and mechanical services and water and sewer and ancillary services was primarily due to projects suspended, delayed, or cancelled due to the COVID-19 pandemic.

Cost of Revenues. Cost of revenues decreased by $56.2 million or 34.7% to $105.7 million for the year ended September 30, 2020 from $161.9 million for the year ended September 30, 2019. The decrease was primarily attributable to a $52.3 million cost decrease in petroleum and gas work, a $5.3 million cost decrease in electrical and mechanical services and a $361,000 cost decrease in water and sewer and other ancillary services, partially offset by a $1.8 million costs increase in equipment and tool shop operations not allocated to projects.

The primary reason for the decrease in costs from petroleum and gas projects was due to a $74.0 million gas transmission project completed in fiscal year 2019, and we had no similar project in fiscal year 2020. Even before the COVID-19 pandemic, many gas transmission projects had been cancelled or delayed in 2020. The decrease in costs from electrical and mechanical services and water and sewer and other ancillary services was primarily due to projects suspended, delayed, or cancelled due to the COVID-19 pandemic. The increase in shop costs was primarily due to a lower volume of projects and less internal equipment and tool costs allocated to projects in fiscal year 2020 as compared to fiscal year 2019.

Gross Profit. Gross profit increased by $821,000 or 6.5% to $13.5 million for the year ended September 30, 2020 from $12.7 million for the year ended September 30, 2019. The increase was primarily attributable to a $3.8 million gross profit increase in petroleum and gas work, and a $38,000 gross profit increase in electrical and mechanical services, partially offset by a $1.8 million gross profit decrease in equipment and tool shop operations not allocated to projects and a $1.2 million gross profit decrease in water and sewer and other ancillary services. The gross profit percentage was 11.4% for the year ended September 30, 2020 and 8.6% for the year ended September 30, 2019.

The primary reason for the gross profit increase in gas and petroleum work was projects started late in the Company’s third quarter and early fourth quarter that exceeded profit expectations. The Company’s familiarity with the customer, project scope and location allowed for greater productivity. The increase in gross profit from electrical and mechanical services was primarily due to several projects that performed better than expected in the Company’s fourth quarter of fiscal year 2020. The gross profit from those projects was offset by the gross profit lost due to the revenue decrease related to the COVID-19 pandemic. The decrease in gross profit related to equipment and tool shop operations was primarily due to a lower volume of projects and less internal equipment and tool costs allocated to projects in fiscal year 2020 as compared to fiscal year 2019. The gross profit decrease in water and sewer and other ancillary services was primarily due to fewer and smaller projects and decreased productivity related to the COVID-19 pandemic.

A table comparing the Company’s revenue and gross profit for the three and twelve months ended September 30, 2020 compared to the three and twelve months ended September 30, 2019 is below:

Revenue

	Three Months Ended	Three Months Ended	Twelve Months Ended	Twelve Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Petroleum and gas	$26,596,388	$21,571,994	$56,961,211	$105,507,626
Electrical and Mechanical	15,269,997	13,914,560	51,661,974	56,900,121
Water, Sewer, and other	2,649,623	2,797,040	10,571,255	12,133,408
Total	$44,516,008	$38,283,594	$119,194,440	$174,541,155

Gross Profit

	Three Months Ended	Three Months Ended	Twelve Months Ended	Twelve Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Petroleum and gas	$7,161,318	$4,041,014	$12,610,530	$8,832,394
Electrical and Mechanical	1,359,106	915,006	3,186,630	3,148,966
Water, Sewer, and other	577,657	1,052,026	2,453,283	3,654,015
Unallocated equipment an tool shop	(850,238)	(1,005,539)	(4,749,212)	(2,955,577)
Total	$8,247,843	$5,002,507	$13,501,231	$12,679,798

Gross profit percentage	18.5%	13.1%	11.3%	7.3%

Selling and administrative expenses. Selling and administrative expenses increased by $974,000 or 11.0% to $9.8 million for the year ended September 30, 2020 from $8.9 million for the year ended September 30, 2019. The increase was primarily due to the addition of several key employees in an effort to expand the Company’s customer base and market the services the Company performs, to manage the gas distribution services and to enhance the Company’s technological ability to track productivity and streamline reporting. The Company also had increased labor expense related to the COVID-19 pandemic. Expenses for employees that utilized the Families First Coronavirus Response Act were charged to selling and administrative expenses even if they were normally charged to projects.

Income from operations. Income from operations decreased by $153,000 or 4.0% to $3.7 million for the year ended September 30, 2020 from $3.8 million for the year ended September 30, 2019. The decrease was primarily due to the items mentioned above.

Interest Expense. Interest expense decreased by $578,000 or 54.3% to $486,000 for the year ended September 30, 2020 from $1.1 million for the year ended September 30, 2019. This decrease was primarily due to reduced line of credit borrowings and the repayment of long-term debt in early fiscal year 2020.

Net Income. Income before income tax expense was $3.6 million for fiscal year 2020, compared to $3.0 million for fiscal year 2019.

Income tax expense for fiscal year 2020 was $1.1 million compared to $969,000 for fiscal year 2019. The effective tax expense rate for fiscal year 2020 was 32.0% as compared to 32.7% for fiscal year 2019. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income and non-deductible expenses. Per diem paid to the Company’s production personnel, where required by contract and federal law, are the Company’s major source of non-deductible expenses. The non-deductible portion of per diem was $530,000 and $879,000 in fiscal years 2020 and 2019, respectively.

Dividends on preferred stock for fiscal years ended September 30, 2020 and 2019 were $309,000.

The net income available to common shareholders was $2.1 million for the year ended September 30, 2020 compared to a net income available to common shareholders of $1.7 million for the year ended September 30, 2019.

Comparison of Financial Condition at September 30, 2020 Compared to September 30, 2019.

The Company had total assets of $58.2 million at September 30, 2020, an increase of $2.3 million from the prior fiscal year end balance of $55.9 million. Cash and cash equivalents totaled $11.2 million at September 30, 2020, an increase of $6.6 million from the prior fiscal year end balance of $4.6 million. The increase was primarily related to the receipt of $9.8 million in operating funds, a $4.5 million decrease in accounts receivable and retention, partially offset by a $3.7 million decrease in total debt and a $3.5 million investment in equipment. Prepaid expenses and other totaled $3.3 million at September 30, 2020, an increase of $600,000 from the prior fiscal year end balance of $2.7 million. The increase was primarily due to the increase of various prepaid insurance accounts based on labor cost expensed or standard monthly charges. The aggregate balance of accounts receivable, retainages receivable, allowance for doubtful accounts and other receivables totaled $20.7 million at September 30, 2020, a decrease of $4.4 million from the combined prior fiscal year end balance of $25.1 million. The decreases of $3.4 million in accounts receivable and other receivables and $1.0 million in retainages receivable were due to collections under contractual terms. Net property, plant and equipment totaled $16.4 million at September 30, 2020, a decrease of $423,000 from the prior fiscal year end balance of $16.8 million. Property, plant and equipment acquisitions totaled $4.2 million for fiscal year 2020 while depreciation expense was $4.4 million, and the net impact of disposals was $189,000. Contract assets totaled $6.5 million at September 30, 2020, a decrease of $114,000 from the prior fiscal year end balance of $6.7 million. This decrease was primarily due to the decrease in costs and estimated earnings in excess of billings at September 30, 2020 as compared to at September 30, 2019.

Liabilities totaled $32.3 million at September 30, 2020, an increase of $1.0 million from the prior fiscal year end balance of $31.3 million. Accounts payable totaled $5.2 million as of September 30, 2020, an increase of $2.3 million from the prior fiscal year end balance of $2.9 million. The increase was due to the timing of payments to material and equipment providers. Contract liabilities totaled $4.9 million at September 30, 2020, an increase of $1.4 million from the prior fiscal year end balance of $3.5 million. This increase was due to a larger number of overbillings when comparing the billed revenue and percentage of cost completed on construction projects in 2020 as compared to 2019. Net deferred income tax payable totaled $2.3 million at September 30, 2020, an increase of $330,000 from the prior fiscal year end balance of $1.9 million. The increase was primarily due to deferred income tax payable resulting from bonus depreciation on fiscal year 2020 property, plant and equipment acquisitions. Accrued expenses and other current liabilities totaled $4.2 million at September 30, 2020, an increase of $728,000 from the prior fiscal year end balance of $3.5 million. The increase was primarily due to higher labor expenses incurred towards the end of fiscal year 2020 compared to 2019. Lines of credit and short-term borrowings totaled $510,000 at September 30, 2020, a decrease of $3.5 million from the prior fiscal year end balance of $4.0 million. This decrease was primarily due to repayments against the Company’s operating line of credit. The aggregate balance of current maturities of long-term debt and long-term debt totaled $15.3 million at September 30, 2020, a decrease of $165,000 from the prior fiscal year end balance of $15.4 million. The decrease was primarily due to repayment of the $10.0 million refinanced from line of credit borrowings to long-term debt, partially offset by $9.8 million in proceeds from PPP loans.

Shareholders’ equity totaled $25.8 million at September 30, 2020, an increase of $1.1 million from the prior fiscal year end balance of $24.7 million. This increase was primarily due to the $2.4 million net income generated by the Company in fiscal year 2020, $696,000 in dividends paid on common stock, $309,000 in dividends paid on preferred stock and $268,000 from the repurchase of common shares of Company stock.

Liquidity and Capital Resources

Indebtedness

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 monthly. The interest rate on this loan agreement is 4.82% with monthly payments of $7,800. The interest rate on this note is subject to change from time to time based on changes in The U.S. Treasury yield, adjusted to a constant maturity of three years as published by the Federal Reserve weekly. As of September 30, 2020, the Company had made principal payments of $232,000. The loan is collateralized by the building purchased under this agreement.

On September 16, 2015, the Company entered into a $2.5 million Non-Revolving Note agreement with United Bank, Inc. This six-year agreement gave the Company access to a $2.5 million line of credit (“Equipment Line of Credit”), specifically for the purchase of equipment, for the period of one year with an interest rate of 5.0%. After the first year, all borrowings against the Equipment Line of Credit were converted to a five-year term note agreement with an interest rate of 5.0%. As of September 30, 2020, the Company had borrowed $2.46 million against this note and made principal payments of $2.0 million. The loan is collateralized by the equipment purchased under this agreement.

On November 13, 2015, the Company entered into a 10-year $1.1 million loan agreement with United Bank, Inc. to purchase the fabrication shop and property Nitro had previously been leasing for $12,900 each month. The interest rate on the new loan agreement is 4.25% with monthly payments of $11,602. As of September 30, 2020, the Company had made principal payments of $456,000. The loan is collateralized by the building and property purchased under this agreement.

On June 28, 2017, the Company entered into a $5.0 million Non-Revolving Note agreement with United Bank, Inc. This five-year agreement gave the Company access to a $5.0 million line of credit (“Equipment Line of Credit 2017”), specifically for the purchase of equipment, for a period of three months with an interest rate of 4.99%. After three months, all borrowings against the Equipment Line of Credit 2017 were converted to a five-year term note agreement with an interest rate of 4.99%. As of September 30, 2020, the Company had borrowed $5.0 million against this note and made principal payments of $3.0 million. The loan is collateralized by the equipment purchased under this agreement.

On May 30, 2019, the Company entered into Term Note 2019 with United Bank which refinanced the $10.0 million borrowed on Operating Line of Credit (2019) to a five-year term note with a fixed interest rate of 5.50%. The purpose of this note was to finance a specific construction project completed in September 2019. The loan was collateralized by the Company’s equipment. The refinancing effectively reset the Company’s line of credit borrowings to zero as of May 30, 2019 and did not affect the conditions of subsequent borrowings. The Company paid off Term Note 2019 in January 2020.

On April 15, 2020, Energy Services of America Corporation and subsidiaries C.J. Hughes Construction Company, Contractors Rental Corporation and Nitro Construction Services, Inc. entered into separate Paycheck Protection Program Notes effective April 7, 2020 with United Bank, Inc. as the lender in an aggregate principal amount of $13,139,100 pursuant to the PPP (collectively, the “PPP Loan”). In a special meeting held on April 27, 2020, the Board of Directors of the Company unanimously voted to return $3.3 million of the PPP Loan funds after discussing the financing needs of the Company and subsidiaries. That left the Company and subsidiaries with $9.8 million in PPP Loans to fund operations. The Company had used all the available PPP Loan funds as of September 30, 2020 and is in the process of filing for loan forgiveness with its Lender.

Operating Line of Credit

On July 30, 2020, the Company received a one-year extension on its line of credit (“Operating Line of credit (2020)”) effective June 28, 2020. The $15.0 million revolving line of credit has a $12.5 million component and a $2.5 million component, each with separate borrowing requirements. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%. The line of credit expires on June 28, 2021. Based on the borrowing base calculation, the Company was able to borrow up to $11.1 million as of September 30, 2020. The Company had no borrowings on the line of credit, leaving $11.1 million available on the line of credit as of September 30, 2020. Based on the borrowing base calculation, the Company was able to borrow up to $11.5 million as of September 30, 2019. The Company had borrowed $3.5 million on the line of credit, leaving $8.0 million available on the line of credit as of September 30, 2019.

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

Under the terms of the agreement, the Company must meet the following additional requirements for draw requests causing the borrowings to exceed $12.5 million:

1.	Minimum traditional debt service coverage of 2.0x to be measured quarterly on a rolling twelve-month basis

2.	Minimum tangible net worth of $21.0 million to be measured quarterly

The Company was in compliance with all covenants for the $12.5 million component of Operating Line of Credit (2020) at September 30, 2020.

As of September 30, 2020, the Company had $11.2 million in cash and $22.9 million in working capital. The maturities of long-term and short-term debt, which includes line of credit borrowings, term notes payable to banks, and notes payable on various equipment purchases, were as follows:

2021	$4,538,743
2022	3,417,031
2023	2,287,389
2024	2,259,381
2025	2,278,986
Thereafter	990,918
$15,772,448

Off-Balance Sheet Transactions

Due to the nature of our industry, we often enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected on our balance sheets. Though for the most part not material in nature, some of these are:

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 is effective for public business entities for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years. Among other things, lessees are required to recognize the following for all leases (except for short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. It is the Company’s preference to acquire equipment needed for long-term use through purchase, by cash or finance. For equipment needed on a short-term basis, the Company will enter into short-term rental agreements with the equipment provider where the agreement is cancellable at any time. The adoption of ASU 2016-02 had an immaterial impact, if any, on its consolidated financial statements.

The Company rents equipment for use on construction projects with rental agreements being week to week or month to month. Rental expense can vary by fiscal year due to equipment requirements on construction projects and the availability of Company owned equipment. Rental expense was $4.2 million and $10.0 million for fiscal years ended September 30, 2020 and 2019, respectively.

Letters of Credit

Certain of our customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors, vendors, etc. on various customer projects. At September 30, 2020, the Company did not have any outstanding letters of credit.

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

Currently, the Company has an agreement with a surety company to provide bonding which will suit the Company’s immediate needs. The ability to obtain bonding for future contracts is an important factor in the contracting industry with respect to the type and value of contracts that can be bid.

Depending upon the size and conditions of a particular contract, the Company may be required to post letters of credit or other collateral in favor of the insurer. Posting of these letters or other collateral will reduce our borrowing capabilities. The Company does not anticipate any claims in the foreseeable future. At September 30, 2020, the Company had $3.2 million in performance bonds outstanding.

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

 Please see the tables below for customers that represent 10.0% or more of the Company’s revenue or accounts receivable net of retention for fiscal years 2020 and 2019:

Revenue	FY 2020	FY 2019
TransCanada Corporation	24.7%	11.8%
Marathon Petroleum	11.1%	*
Goff Connector LLC	*	29.0%
All other	64.2%	59.2%
Total	100.0%	100.0%

* Less than 10.0% and included in "All other" if applicable

Accounts receivable net of retention	FY 2020	FY 2019
Marathon Petroleum	19.7%	*
TransCanada Corporation	18.4%	12.2%
Shimizu North American LLC	11.9%	*
Goff Connector LLC	*	22.0%
All other	50.0%	65.8%
Total	100.0%	100.0%

* Less than 10.0% and included in "All other" if applicable

Litigation

In February 2018, the Company filed a lawsuit against a former customer related to a dispute over changes on a pipeline construction project. The Company is seeking $10.0 million in the lawsuit, none of which has been recognized in the Company’s financial statements. Although no trial date has been set, the Company expects the case to go to trial in fiscal year 2021 barring a mediation settlement between the parties. Other than described above, at September 30, 2020, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At September 30, 2020, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 each month. Mr. Douglas Reynolds, President of Energy Services, was a director and secretary of First Bank of Charleston. Mr. Samuel Kapourales, a director of Energy Services, was also a director of First Bank of Charleston. On October 15, 2018, First Bank of Charleston was merged into Premier Bank, Inc., a wholly owned subsidiary of Premier Financial Bancorp, Inc. Mr. Marshall Reynolds, Chairman of the Board of Energy Services, holds the same position with Premier Financial Bancorp Inc. Mr. Neal Scaggs is a director of Energy Services and holds the same position with Premier Financial Bancorp, Inc. Mr. Douglas Reynolds is the president and a director of Energy Services and a director of Premier Financial Bancorp, Inc. The interest rate on the loan agreement is 4.82% with monthly payments of $7,800. As of September 30, 2020, we have paid approximately $232,000 in principal and approximately $306,000 in interest since the beginning of the loan. There were no new material related party transactions entered into during the fiscal year ended September 30, 2020.

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

Inflation

Due to relatively low levels of inflation during the years ended September 30, 2020 and 2019, inflation did not have a significant effect on our results.

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

Contracts may require the Company to warranty that work is performed in accordance with the contract; however, the warranty is not priced separately, and the Company does not offer customers an option to purchase a warranty. As of September 30, 2020, the Company does not have a material amount of costs expensed that would otherwise be capitalized and amortized.

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

U.S. GAAP also prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or to be taken on a tax return. This evaluation is a two-step process.  First, the recognition process determines if it is more likely than not that a tax position will be sustained based on the merits of the tax position upon examination by the appropriate taxing authority.  Second, a measurement process is calculated to determine the amount of benefit/expense to recognize in the financial statements if a tax position meets the more likely than not recognition threshold.  The tax position is measured at the greatest amount of benefit/expense that is more likely than not of being realized upon ultimate settlement.  Any interest and penalty related to the unrecognized tax benefits, as the result of recognition of tax obligations resulting from uncertain tax positions, are included in the provision for income taxes. The Company had not recognized any uncertain tax positions at September 30, 2020.

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

Self-Insurance

The Company has its workers’ compensation, general liability and auto insurance through a captive insurance company. While the Company believes that this arrangement has been very beneficial in reducing and stabilizing insurance costs; the Company does have to maintain a surety deposit to guarantee payments of premiums. That account had a balance of $1.9 million as of September 30, 2020. Should the captive insurance company experience severe losses over an extended period, it could have a detrimental effect on the Company.

Current and Non-Current Accounts Receivable and Provision for Doubtful Accounts

The Company provides an allowance for doubtful accounts when collection of an account is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates relating to, among others, our customers’ access to capital, our customers’ willingness or ability to pay, general economic conditions and the ongoing relationship with the customers. While most of our customers are large well capitalized companies, should they experience material changes in their revenues and cash flows or incur other difficulties and not be able to pay the amounts owed, this could cause reduced cash flows and losses in excess of our current reserves. At September 30, 2020, the management review deemed that the allowance for doubtful accounts was adequate.

Operating Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 is effective for public business entities for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years. Among other things, lessees are required to recognize the following for all leases (except for short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. It is the Company’s preference to acquire equipment needed for long-term use through purchase, by cash or finance. For equipment needed on a short-term basis, the Company will enter into short-term rental agreements with the equipment provider where the agreement is cancellable at any time. The adoption of ASU 2016-02 had an immaterial impact, if any, on its consolidated financial statements.

The Company rents equipment for use on construction projects with rental agreements being week to week or month to month. Rental expense can vary by fiscal year due to equipment requirements on construction projects and the availability of Company owned equipment. Rental expense was $4.2 million and $10.0 million for fiscal years ended September 30, 2020 and 2019, respectively.

New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 is effective for public business entities for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years. Among other things, lessees will be required to recognize the following for all leases (except for short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company has adopted ASU 2016-02 and it did not have a material impact on its financial statements or disclosure.

Subsequent Events

On December 16, 2020, Energy Services of America Corporation’s (the “Company”) newly formed wholly owned subsidiary, West Virginia Pipeline Acquisition Company (“West Virginia Pipeline”), a West Virginia corporation, entered into an Asset Purchase Agreement (the “Agreement”) with WV Pipeline, Inc. (“WV Pipeline”), a West Virginia corporation located in Princeton, West Virginia.

Pursuant to the Agreement, West Virginia Pipeline will acquire substantially all the assets of WV Pipeline for $3.5 million in cash and a $3.0 million seller note. The transaction closed on December 31, 2020. David Bolton and Daniel Bolton will continue their roles as President and Vice President, respectively, of the Company’s new subsidiary.

Management has evaluated subsequent events through January 4, 2021, the date which the financial statements were available for issue.  There have been no other material events during the period, other than noted above, that would either impact the results reflected in the report or the Company’s results going forward.

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

(c) Changes in Internal Controls Over Financial Reporting

There has been no change in Energy Services of America Corporation’s internal control over financial reporting during Energy Services of America Corporation’s fourth quarter of fiscal year 2020 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

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

Douglas V. Reynolds was appointed President and Chief Executive Officer of the Company on December 6, 2012 and has served as a Director since 2008. Mr. Reynolds is an attorney for Reynolds & Brown, PLLC. Mr. Reynolds is the President of the Transylvania Corporation and a director of The Harrah and Reynolds Corporation and Premier Financial Bancorp, Inc. Mr. Reynolds is a graduate of Duke University and holds a law degree from West Virginia University. Mr. Reynolds is the son of Director Marshall T. Reynolds and brother of Jack M. Reynolds. Mr. Reynolds’ varied experience and senior management roles with other companies make Mr. Reynolds a valuable member of the Board.

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

Samuel G. Kapourales was appointed to the Board of Directors on December 20, 2010. He is a Board Member of the West Virginia Health Care Authority and Kapourales Properties, LLC. Mr. Kapourales serves as a Director of First National Bank of Williamson and First Bank of Charleston. Mr. Kapourales’ varied business experience makes him a valuable member of the Board.

Bruce H. Elliott was appointed to the Board of Directors on August 20, 2014. Mr. Elliott graduated Magna Cum Laude from Bridgewater College (Bridgewater, VA) with a degree in Accounting. He is a certified public accountant and Principal of D'amelio, Cohen & Associates, LLC, an accounting firm located in Baltimore, Maryland. Mr. Elliott is licensed in Maryland, Virginia, and West Virginia, and is a member of each state’s CPA society. He is also active in various community service projects. Mr. Elliott’s accounting and financial background provides insight to issues important to stockholders and investors.

Charles Abraham, MD was appointed to the Board of Directors on January 1, 2016. Dr. Abraham is a retired Otolaryngology (Ear Nose & Throat) Specialist in Huntington, WV and was affiliated with multiple hospitals in the area, including Cabell Huntington Hospital and St. Mary’s Medical Center. Dr. Abraham continues to practice part-time at the Veterans Affairs Medical Center. He received his medical degree from West Virginia University School of Medicine and has been in practice since 1968. He also received an MBA degree from Marshall University in August 1996. Dr. Abraham is certified by the American Board of Otolaryngology. Dr. Abraham’s healthcare experience and understanding of health insurance related matters makes him a valuable member of the Board.

Frank Lucente was appointed to the Board of Directors on June 19, 2019. Mr. Lucente, a retired Naval officer, holds a Masters in Business Administration (MBA) with a specialty in marketing from Marshall University in Huntington, WV. Mr. Lucente is the founder, owner and president of Sam’s Hot Dogs, Inc., a franchise with over 45 locations in Virginia, West Virginia, Kentucky, North Carolina, and Georgia. In addition, Mr. Lucente is the co-founder of Rocco’s Restaurants, Inc. in Ceredo, WV. From 2005 to 2016, Mr. Lucente served as a city council member in Waynesboro, VA and served stints as vice mayor and mayor during that time. Mr. Lucente has served as the chairman of the board of Rocco’s Italian Specialty Foods, Inc. since 2014. Mr. Lucente’s business experience makes him a valuable member of the Board.

Daniel Mannes was appointed to the Board of Directors on October 21, 2020. Mr. Mannes has held the position of Vice President of Investor Relations at Covanta Holding Corporation, Morristown, NJ, since 2016. Previously, Mr. Mannes had held various corporate finance positions since 1996. Mr. Mannes, a Chartered Financial Analyst (CFA), earned a Master of Business Administration (MBA) degree with a concentration in finance from the University of Maryland, Baltimore, Maryland, in 2004. Previously, Mr. Mannes earned a Bachelor of Science in Business Administration (BSBA) degree majoring in accounting/finance from Washington University, St. Louis, Missouri, in 1996. Mr. Mannes’ finance and investor relations experience provides insight to issues important to stockholders and investors.

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

Delinquent Section 16(a) Reports

The Company had one late Form 4 filing transaction for Marshall T. Reynolds that related to a purchase of 296 shares of the Company’s stock in fiscal year 2019. The transaction was reported on a Form 4 filed in fiscal year 2020.

Meetings of the Board of Directors

During fiscal 2020, the Board of Directors held twelve regular meetings and one special meeting. No director attended fewer than 75% in the aggregate of the total number of board meetings held. All directors serving on our committees attended more than 75% of the total number of committee meetings on which they served during fiscal 2020. Although not required, attendance of Board members at the Annual Meeting of Stockholders is encouraged. All members of our Board of Directors as of the Annual Meeting date attended the 2020 Annual Meeting of Stockholders.

Board Committees

Audit Committee. The Audit Committee consists of Messrs. Scaggs, Lucente and Mannes, with Mr. Scaggs acting as chairman of the committee for fiscal year 2020 until December 16, 2020. Mr. Lucente was appointed to the committee on November 20, 2019. Mr. Mannes was appointed to the committee on December 16, 2020 and became chairman of the committee at that time. Each member of the audit committee is financially literate, and the Board of Directors has determined that Mr. Mannes qualified as audit committee financial expert, as such term is defined by Securities and Exchange Commission rules. Mr. Molihan served on the committee and was its financial expert until his death on August 1, 2020. All the directors appointed to the audit committee are independent members of the board of directors, as defined by Securities and Exchange Commission rules (Rule 10A-3 of the Securities Exchange Act of 1934) and the NYSE American corporate governance listing standards. The audit committee met four times during the fiscal year ended September 30, 2020. The committee’s charter can be found at: www.energyservicesofamerica.com/posting/Audit_Committee_Charter_v1.pdf.

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

The Audit Committee approved the appointment of Arnett Carbis Toothman to be our independent registered public accounting firm for the 2021 fiscal year. A representative of Arnett Carbis Toothman is expected to attend the 2021 Annual Meeting of Stockholders.

Nominating Committee. The Board has determined that the independent members of the Board of Directors will perform the duties of the nominating committee of the Board of Directors. The nominating committee does not have a written charter. The nominating committee will (i) identify individuals qualified to become members of the Board of Directors and recommend to the Board of Directors the nominees for election to the Board of Directors; (ii) recommend director nominees for each committee to the Board of Directors; and (iii) identify individuals to fill any vacancies on the Board of Directors. The nominating committee met one time during the fiscal year ended September 30, 2020.

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

The Compensation Committee

The compensation committee consisted of directors Joseph L. Williams, Frank Lucente and Dan Mannes. Mr. Lucente and Mr. Mannes were appointed to the committee on December 16, 2020 Each member of the compensation committee is considered “independent” as defined in the NYSE American corporate governance listing standards. The Board of Directors has not adopted a written charter for the Committee. The compensation committee met one time during fiscal year 2020.

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

For 2020, in making compensation decisions, the compensation committee did not use strict numerical formulas to determine the compensation paid to our executive officers. However, the committee considered a variety of factors in its deliberations over executive compensation, emphasizing the profitability and scope of our operations, the experience, expertise and management skills of the named executive officers and their role in our future success, as well as compensation surveys prepared by professional firms to determine compensation paid to executives performing similar duties for comparable companies. While the quantitative and non-quantitative factors described above were considered by the committee in determining the compensation paid to our named executive officers, such factors were not assigned a specific weight in evaluating the performance of the named executive officers. In determining the Chief Executive Officer’s bonus, the Chairman of the Board also considers the above factors and makes a recommendation to the committee which authorizes such bonus. For the other named executive officer, the Chief Executive Officer considers the above factors and makes a recommendation to the committee which authorized his bonus. The Company paid $40,000 in bonuses to the named executive officers during fiscal year 2020.

The Compensation Committee has authority to approve the engagement of any compensation consultant it uses and the fees for those services. However, the Compensation Committee did not engage a compensation consultant to assist in determining the amount or form of executive and director compensation with respect to fiscal year 2020.

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

Summary Compensation Table for Named Executive Officers. The following table shows the compensation of the Company’s named executive officers for the years ended September 30, 2020 and 2019. Messrs. Reynolds and Crimmel were the only executive officers who received total compensation in excess of $100,000 for services to the Company or any of its subsidiaries during the years ended September 30, 2020 or 2019.

Summary Compensation Table
Name and principal position	Year	Salary	Bonus	Stock awards	All other compensation (1)	Total
Douglas V. Reynolds	2020	$80,000	$30,000	$-	$3,600	$113,600
President and Chief	2019	$80,000	$30,000	$-	$4,154	$114,154
Executive Officer

Charles P. Crimmel	2020	$120,016	$10,000	$-	$5,851	$135,867
Secretary/Treasurer and	2019	$120,016	$10,000	$-	$5,851	$135,867
Chief Financial Officer

(1)	Other compensation in 2020 includes 401(k) plan matching contributions of $3,600 for Mr. Reynolds and $5,851 for Mr. Crimmel. Other compensation in 2019 includes 401(k) plan matching contributions of $4,154 for Mr. Reynolds and $5,851 for Mr. Crimmel.

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

For fiscal year 2020, no awards were granted under LTIP to the named executive officers by the compensation committee.

Energy Services 401(k) Plan

401(k) Retirement Plans

We maintain the Energy Services of America Staff 401(k) Retirement Plan (the “Plan”). Our three wholly owned subsidiaries, C. J. Hughes Construction Company, Inc., Nitro Construction Services, Inc., and Contractors Rental Corporation adopted the Plan on behalf of their non-union employees. Employees are eligible to participate in the Plan upon completion of six months of service but must wait until a quarterly entry date to join the Plan. Employees may contribute eligible wages up to the maximum indexed dollar amount set by the Internal Revenue Service, which was $19,500 for 2020. In addition, participants who are age 50 or older by the end of the Plan year may elect to defer up to an additional $6,500 into the 401(k) Plan for 2020. The Company provided a matching contribution to each participant’s account equal to 100% of each dollar contributed for the first 3% of eligible wages and 50% of each dollar contributed for the next 3% of eligible wages. The Company’s matching contribution is used by the Plan’s third-party administrator to purchase Energy Services of America stock from the open market. Additionally, each Plan year, the Company may make discretionary profit-sharing contributions for participants who are actively employed on the last day of the Plan year. The discretionary contributions will be allocated to a qualifying participant’s individual account based on the ratio of his or her compensation to the total compensation of all qualifying participants for the Plan year. No discretionary profit-sharing contributions were made in 2020. Participants direct the investment of their account in the Plan, selecting from investment funds provided under the Plan. Participants receive quarterly benefit statements that provide information on their account balances and have immediate access to their account through an Interactive Voice Response System and the Internet. Plan benefits are paid as soon as administratively possible following the participant’s termination of employment. Lump sums, partial payments and installment payments are available if the participant’s account balance exceeds $1,000.

Energy Services of America Corporation 2009 Employee Stock Purchase Plan

The plan enables eligible employees to purchase common stock through payroll deductions. The plan is intended to qualify under Section 423 of the Internal Revenue Code and its regulations. Up to 1,200,000 shares of common stock, subject to adjustments, may be issued under this plan. An eligible employee’s stock purchases during a calendar year may not exceed the lesser of: (a) a percentage of the participant’s compensation or a total dollar amount as specified by the committee or (b) $25,000. During 2020, we did not utilize the plan.

Directors’ Compensation

Director Compensation. The table set forth below shows the compensation of our non-executive directors for the fiscal year ended September 30, 2020. We did not make any non-equity incentive plan awards to directors and there were no preferential earnings on nonqualified deferred compensation. Each Director received retainer fees of $1,000 per month. No fee payments were made for committee participation.

Name	Fees earned or paid in cash ($)		Stock Awards ($)	All other compensation ($)	Total
Marshall T. Reynolds	$12,000		$-	$-	$12,000
Samuel G. Kapourales	12,000		-	-	12,000
Jack M. Reynolds	12,000		-	-	12,000
Neal W. Scaggs	12,000		-	-	12,000
Joseph L. Williams	12,000		-	-	12,000
Keith Molihan	10,000	(1)	-	-	10,000
Frank Lucente	12,000		-	-	12,000
Bruce H. Elliott	12,000		-	-	12,000
Charles Abraham	12,000		-	-	12,000
Total	$106,000		$-	$-	$106,000

(1)	Mr. Molihan served on the Company's Board of Directors until the time of his death, August 1, 2020.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Persons and groups who beneficially own in excess of five percent of our common stock are required to file certain reports with the Securities and Exchange Commission regarding such ownership. The following table sets forth, as of September 30, 2020, the shares of common stock beneficially owned by each person who was the beneficial owner of more than five percent of our outstanding shares of common stock, as well as the shares owned by our directors and executive officers as a group.

	Amount of Shares Owned		Percent of Shares		Percent of Shares
	and Nature of Beneficial		of Common Stock	Preferred Shares	of Preferred Stock
Name and Address of Beneficial Owners	Ownership (1)		Owned	Owned	Owned
All Directors and Executive Officers
as a Group (10 persons)	7,363,630	(2)	46.94%	124	60.19%
Principal Stockholders:
Marshall T. Reynolds	2,437,209	(3)	16.71%	58	28.16%
75 West 3rd Ave.
Huntington, WV 25701

Douglas V. Reynolds	1,763,725	(4)	12.71%	15	7.28%
75 West 3rd Ave.
Huntington, WV 25701

Brian & Barbara Pratt	1,326,986	(5)	9.74%	-	0.00%
59950 Berkshire Lane, Ste. 800
Dallas, Texas 75225

Samuel G. Kapourales	761,474	(6)	5.48%	16	7.77%
75 West 3rd Ave.
Huntington, WV 25701

(1)	In accordance with Rule 13d-3 under the Security Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table of any shares of common stock if he has sole or shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the date as of which beneficial ownership is being determined. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares. Includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.
(2)	Includes 2,066,667 shares of common stock issuable upon conversion of shares of preferred stock.
(3)	Includes 966,667 shares of common stock issuable upon conversion of shares of preferred stock.
(4)	Includes 250,000 shares of common stock issuable upon conversion of shares of preferred stock and 67,896 common shares related to 401(k) match. held by third party plan administrator.
(5)	Based on information reported ona Schedule 13G filed with the Securities and Exchange Commission on March 23, 2020, Brian and Barbara Pratt reported shared voting and dispositive power over 1,326,986 shares of the Company's common stock.
(6)	Includes 266,667 shares of common stock issuable upon conversion of shares of preferred stock.

The table below sets forth certain information regarding our Board of Directors and executive officers, including the terms of office of board members and the ownership of our securities.

					Shares of Common
				Current	Stock Beneficially		Percent of	Preferred	Percent of
			Director	Term to	Owned on Record		Common	Shares	Preferred
Names and Address (1)	Age (2)	Position Held	Since	Expire	Date (3)		Shares	Owned	Shares
Directors:

Marshall T. Reynolds	84	Chairman and Director	2006	2021	2,437,209	(4)	16.71%	58	28.16%

Douglas V. Reynolds	44	President and
		Chief Executive Officer,	2008	2021	1,763,725	(5)	12.71%	15	7.28%
		Director
Samuel G. Kapourales	85	Director	2010	2021	761,474	(6)	5.48%	16	7.77%

Jack M. Reynolds	55	Director	2006	2021	458,216	(7)	3.36%	1	0.49%

Neal W. Scaggs	84	Director	2006	2021	670,206	(8)	4.83%	16	7.77%

Joseph L. Williams	75	Director	2006	2021	139,481	(9)	1.02%	1	0.49%

Frank S. Lucente	75	Director	2019	2021	353,532	(10)	2.59%	2	0.97%

Bruce H. Elliott	65	Director	2014	2021	195,000		1.43%	-	0.00%

Charles Abraham	77	Director	2016	2021	557,254	(11)	4.02%	15	7.28%

Charles P. Crimmel	47	Chief Financial Officer	n/a	n/a	27,534	(12)	0.20%	-	0.00%

All Directors and Executive
Officers as a Group (10 persons)					7,363,630	(13)	46.94%	124	60.19%

(1)	The mailing address for each person is 75 West 3rd Ave., Huntington, WV 25701
(2)	As of September 30, 2020.
(3)	In accordance with Rule 13d-3 under the Security Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table of any shares of common stock if he has sole or shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the date as of which beneficial ownership is being determined. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares. Includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.
(4)	Includes 966,667 shares of common stock issuable upon conversion of shares of preferred stock.
(5)	Includes 250,000 shares of common stock issuable upon conversion of shares of preferred stock and 67,896 common shares related to 401(k) match held by third party plan administrator.
(6)	Includes 266,667 shares of common stock issuable upon conversion of shares of preferred stock.
(7)	Includes 16,667 shares of common stock issuable upon conversion of shares of preferred stock.
(8)	Includes 266,667 shares of common stock issuable upon conversion of shares of preferred stock.
(9)	Includes16,667 shares of common stock issuable upon conversion of shares of preferred stock.
(10)	Includes 33,333 shares of common stock issuable upon conversion of shares of preferred stock.
(11)	Includes 250,000 shares of common stock issuable upon conversion of shares of preferred stock.
(12)	Includes 27,534 shares of common stock related to 401(k) match held by third party plan administrator.
(13)	Includes 2,066,667 shares of common stock issuable upon conversion of shares of preferred stock.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

We intend that all transactions between us and our executive officers, directors, holders of 10% or more of the shares of any class of our common stock and affiliates thereof, will be on terms no less favorable than those terms given to unaffiliated third parties and will be approved by a majority of our independent outside directors not having any interest in the transaction.

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 each month. Mr. Douglas Reynolds, President of Energy Services, was a director and secretary of First Bank of Charleston. Mr. Samuel Kapourales, a director of Energy Services, was also a director of First Bank of Charleston. On October 15, 2018, First Bank of Charleston was merged into Premier Bank, Inc., a wholly owned subsidiary of Premier Financial Bancorp, Inc. Mr. Marshall Reynolds, Chairman of the Board of Energy Services, holds the same position with Premier Financial Bancorp, Inc. Mr. Neal Scaggs is a director of Energy Services and holds the same position with Premier Financial Bancorp, Inc. Mr. Douglas Reynolds is the president and a director of Energy Services and a director of Premier Financial Bancorp, Inc. The interest rate on the loan agreement is 4.82% with monthly payments of $7,800. As of September 30, 2020, we have paid approximately $232,000 in principal and approximately $306,000 in interest since the beginning of the loan. There were no new material related party transactions entered into during the fiscal year ended September 30, 2020.

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

Board Independence

The Board of Directors consists of a majority of “independent directors” within the meaning of the NYSE American corporate governance listing standards. The Board of Directors has determined that Messrs. Scaggs, Mannes, Williams, Kapourales, Abraham, Lucente and Elliott are “independent directors” within the meaning of such standards. Mr. Molihan was an independent director until his death, August 1, 2020. There were no transactions not required to be reported under “Certain Relationships and Related Transactions” that were considered in determining the independence of our directors.

ITEM 14.	Principal Accountant Fees and Services

Audit Fees

We were billed by Arnett Carbis Toothman, our independent registered public accountant, $172,427 and $148,223 for the services they have performed in connection with the audit of our financial statements included in our Annual Report for fiscal 2020 and 2019, respectively and for the review of interim financial statements included in our quarterly reports on Form 10-Q during these periods.

Audit-Related Fees

During fiscal years 2020 and 2019, we had no audit-related fees.

Tax Fees

During the fiscal years ended September 30, 2020 and 2019, we were billed by Arnett Carbis Toothman $34,461 and $60,256, respectively, for tax compliance services.

Employee Benefit Plan

During the fiscal years ended September 30, 2020 and 2019, we were billed by Arnett Carbis Toothman $38,483 and $48,473, respectively, for the services they performed in connection with the audit of our 401(k) Plan and Form 11-K filing.

All Other Fees

During fiscal years 2020 and 2019, we were billed by Arnett Carbis Toothman, $3,803 and $11,585, respectively, for fees billed for products and services provided by our independent registered public accounting firm other than those set forth above. These fees consisted primarily of travel and postage expenses.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

The audit committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the service or category of services and is generally subject to a specific budget. The audit committee has delegated pre-approval authority to its Chairman when expedition of services is necessary. The independent registered public accounting firm and management are required to periodically report to the full audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. All the fees paid in the audit-related, tax and all other categories during 2020 and 2019 were approved per the pre-approval policies.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(a)(1)	Consolidated Financial Statements

Energy Services of America Corporation

	Report of Independent Registered Public Accounting Firm	F-1

	Consolidated Balance Sheets, September 30, 2020 and September 30, 2019	F-2

	Consolidated Statements of Income, Years Ended September 30, 2020 and September 30, 2019	F-3

	Consolidated Statements of Cash Flows, Years Ended September 30, 2020 and September 30, 2019	F-4

	Consolidated Statements of Changes in Shareholders’ Equity, Years Ended September 30, 2020 and September 30, 2019	F-5

	Notes to Consolidated Financial Statements.	F-6

(a)(2)	Consolidated Financial Statement Schedules

No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3)	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment to the Registrant’s Certificate of Incorporation (1)
3.4	Certificate of Designations Series A Preferred Stock (4)
4.1	Form of Certificate of Common Stock (1)
4.2	Description of Common Stock (5)
10.1	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (1)
10.2	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders (1)
10.3	Form of Letter Agreement between Chapman Printing Co. and the Registrant regarding administrative support (1)
10.4	Form of Amended Registration Rights Agreement among the Registrant and the Initial Stockholders (1)
10.6.1	Energy Services of America Corporation Employee Stock Purchase Plan (2)
10.6.2	Energy Services of America Corporation Long Term Incentive Plan (3)
14	Code of Ethics (1)
21	List of subsidiaries
23	Consent of Arnett Carbis Toothman LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registration Statement on Form S-1 of Energy Services of America Corp. (file no. 333-133111), originally filed with the Securities and Exchange Commission on April 7, 2006, as amended.
(2)	Filed as Appendix A to the Schedule 14-A filed with the Securities and Exchange Commission on October 16, 2008.
(3)	Filed as Appendix A to the Schedule 14-A filed with the Securities and Exchange Commission on July 2, 2010.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2013.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 20, 2019.

(b) The exhibits listed under (a)(3) above are filed herewith.

(c) Not applicable.

ITEM 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY SERVICES OF AMERICA CORPORATION

Date: January 4, 2021	By:	/s/ Douglas V. Reynolds
Douglas V. Reynolds
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Position	Date

By	/s/ Marshall T. Reynolds	Chairman of the Board	January 4, 2021
Marshall T. Reynolds

By	/s/ Jack Reynolds	Director	January 4, 2021
Jack R. Reynolds

By	/s/ Charles P. Crimmel	Chief Financial Officer	January 4, 2021
	Charles P. Crimmel	(Principal Financial and Accounting Officer)

By	/s/ Neal W. Scaggs	Director	January 4, 2021
Neal W. Scaggs

By	/s/ Joseph L. Williams	Director	January 4, 2021
Joseph L. Williams

By	/s/ Daniel J. Mannes	Director	January 4, 2021
Daniel J. Mannes

By	/s/ Frank S. Lucente	Director	January 4, 2021
Frank S. Lucente

By	/s/ Bruce H. Elliott	Director	January 4, 2021
Bruce H. Elliott

By	/s/ Samuel G. Kapourales	Director	January 4, 2021
Samuel G. Kapourales

By	/s/ Charles Abraham	Director	January 4, 2021
Charles Abraham

By	/s/ Douglas V. Reynolds	President and Chief Executive Officer, and Director	January 4, 2021
	Douglas V. Reynolds	(Principal Executive Officer)

actcpas.com 101 Washington Street East P.O. Box 2629 Charleston, WV 25329 304.346.0441 office│ 304.346.8333 fax 800.642.3601

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Energy Services of America Corporation

Huntington, West Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Energy Services of America Corporation and subsidiaries (the Company) as of September 30, 2020 and 2019, the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Charleston, West Virginia

January 4, 2021

ENERGY SERVICES OF AMERICA CORPORATION

CONSOLIDATED BALANCE SHEETS

As of September 30, 2020 and 2019

Assets	2020	2019
Current assets
Cash and cash equivalents	$11,216,820	$4,578,275
Accounts receivable-trade	18,246,989	21,678,622
Allowance for doubtful accounts	(70,310)	(70,310)
Retainages receivable	2,483,809	3,521,561
Other receivables	9,458	10,008
Contract assets	6,545,863	6,659,707
Prepaid expenses and other	3,338,943	2,734,974
Total current assets	41,771,572	39,112,837

Property, plant and equipment, at cost	53,324,843	51,268,358
less accumulated depreciation	(36,933,129)	(34,453,157)
Total fixed assets	16,391,714	16,815,201

Total assets	$58,163,286	$55,928,038

Liabilities and shareholders' equity
Current liabilities
Current maturities of long-term debt	$4,028,900	$4,403,573
Lines of credit and short term borrowings	509,843	4,025,710
Accounts payable	5,222,222	2,919,618
Accrued expenses and other current liabilities	4,237,172	3,509,373
Contract liabilities	4,851,900	3,455,288
Total current liabilities	18,850,037	18,313,562

Long-term debt, less current maturities	11,233,705	11,024,296
Deferred income taxes payable	2,255,515	1,925,823
Total liabilities	32,339,257	31,263,681

Shareholders' equity

Preferred stock, $.0001 par value Authorized 1,000,000 shares, 206 issued at September 30, 2020 and 2019	-	-

Common stock, $.0001 par value Authorized 50,000,000 shares 14,839,836 issued and 13,621,406 outstanding at September 30, 2020 and 14,839,836 issued and 13,924,789 outstanding at September 30, 2019	1,484	1,484

Treasury stock, 1,218,430 shares at September 30, 2020 and 915,047 at September 30, 2019	(122)	(91)

Additional paid in capital	60,670,699	60,938,896
Retained earnings (deficit)	(34,848,032)	(36,275,932)
Total shareholders' equity	25,824,029	24,664,357
Total liabilities and shareholders' equity	$58,163,286	$55,928,038

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

For the years ended September 30, 2020 and 2019

	2020	2019
Revenue	$119,194,440	$174,541,155

Cost of revenues	105,693,209	161,861,357

Gross profit	13,501,231	12,679,798

Selling and administrative expenses	9,831,578	8,857,386
Income from operations	3,669,653	3,822,412

Other income (expense)
Interest income	53,332	58,023
Other nonoperating expense	(239,862)	(112,814)
Interest expense	(486,246)	(1,064,222)
Gain on sale of equipment	579,326	258,082
	(93,450)	(860,931)
Income before income taxes	3,576,203	2,961,481
Income tax expense	1,143,186	968,571
Net income	2,433,017	1,992,910
Dividends on preferred stock	309,000	309,000

Net income available to common shareholders	$2,124,017	$1,683,910

Weighted average shares outstanding-basic	13,804,835	14,064,871
Weighted average shares-diluted	17,238,168	17,498,204
Earnings per share available to common shareholders	$0.154	$0.120
Earnings per share-diluted available to common shareholders	$0.123	$0.096

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended September 30, 2020 and 2019

Cash flows from operating activities:	2020	2019
Net income	$2,433,017	$1,992,910

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation expense	4,395,362	4,157,849
Gain on sale of equipment	(579,326)	(258,082)
Provision for deferred taxes	329,692	597,448
Decrease in contracts receivable	3,431,633	535,358
Decrease in retainage receivable	1,037,752	1,397,790
Decrease in other receivables	550	256,171
Decrease (increase) in contract assets	113,844	(1,306,332)
(Increase) decrease in prepaid expenses	(603,969)	1,382,302
Increase (decrease) in accounts payable	2,302,604	(3,285,252)
Increase (decrease) in accrued expenses	727,799	(792,142)
Increase in contract liabilities	1,396,612	194,087
Decrease in income taxes payable	-	(545,237)
Net cash provided by operating activities	14,985,570	4,326,870

Cash flows from investing activities:
Investment in property and equipment	(3,534,821)	(3,364,985)
Proceeds from sales of property and equipment	768,656	629,228
Net cash used in investing activities	(2,766,165)	(2,735,757)

Cash flows from financing activities:
Dividends on common stock	(696,117)	-
Preferred dividends paid	(309,000)	(309,000)
Treasury stock purchased by company	(268,228)	(300,600)
Borrowings on lines of credit and short term debt, net of (repayments)	(3,515,867)	7,956,463
Proceeds from long term debt	13,139,100	-
Principal payments on long term debt	(13,930,748)	(5,425,251)
Net cash (used in) provided by financing activities	(5,580,860)	1,921,612

Increase in cash and cash equivalents	6,638,545	3,512,725
Cash and cash equivalents beginning of period	4,578,275	1,065,550
Cash and cash equivalents end of period	$11,216,820	$4,578,275

Supplemental schedule of noncash investing and financing activities:
Purchases of property & equipment under financing agreements	$626,384	$1,163,222
Insurance premiums financed	$3,063,543	$3,159,083
Accrued dividends on preferred stock	$77,250	$77,250
Line of credit refinanced to long-term debt	$-	$10,000,000

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$486,246	$1,064,222
Income taxes	$785,630	$798,430

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the years ended September 30, 2020 and 2019

						Total
	Common Stock		Additional Paid	Retained	Treasury	Shareholders'
	Shares	Amount	in Capital	Earnings (deficit)	Stock	Equity
Balance at September 30, 2018	14,194,517	$1,484	$61,239,470	$(37,959,842)	$(65)	$23,281,047

Net income	-	-	-	1,992,910	-	1,992,910

Accrued preferred dividends	-	-	-	(309,000)	-	(309,000)

Treasury stock purchased by company	(269,728)	-	(300,574)	-	(26)	(300,600)

Balance at September 30, 2019	13,924,789	$1,484	$60,938,896	$(36,275,932)	$(91)	$24,664,357

Balance at September 30, 2019	13,924,789	$1,484	$60,938,896	$(36,275,932)	$(91)	$24,664,357

Net income	-	-	-	2,433,017	-	2,433,017

Dividends on common stock ($0.05 per share on 13,922,336 shares; 317,500 common shares are part of preferred units and were not eligible for the common dividend)	-	-	-	(696,117)	-	(696,117)

Accrued preferred dividends	-	-	-	(309,000)	-	(309,000)

Treasury stock purchased by company	(303,383)	-	(268,197)	-	(31)	(268,228)

Balance at September 30, 2020	13,621,406	$1,484	$60,670,699	$(34,848,032)	$(122)	$25,824,029

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND ORGANIZATION:

Energy Services of America Corporation (“Energy Services” or the “Company”) operates primarily in the mid-Atlantic region of the United States and provides services to customers in the natural gas, petroleum, water distribution, automotive, chemical and power industries. C.J. Hughes Construction Company, Inc. (“C.J. Hughes”), a wholly owned subsidiary of the Company, is a general contractor primarily engaged in pipeline construction for utility companies. Contractors Rental Corporation (“Contractors Rental”), a wholly owned subsidiary of C.J. Hughes, provides union building trade employees for projects managed by C.J. Hughes. Nitro Construction Services, Inc. (“Nitro”), a wholly owned subsidiary of C.J. Hughes, provides electrical, mechanical, HVAC/R and fire protection services to customers primarily in the automotive, chemical and power industries. Pinnacle Technical Solutions, Inc. (“Pinnacle”), a wholly owned subsidiary of Nitro, operates as a data storage facility within Nitro’s office building. Pinnacle is supported by Nitro and has no employees of its own. All of the C.J. Hughes, Nitro, and Contractors Rental production personnel are union members of various related construction trade unions and are subject to collective bargaining agreements that expire at varying time intervals.

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

Contracts may require the Company to warranty that work is performed in accordance with the contract; however, the warranty is not priced separately, and the Company does not offer customers an option to purchase a warranty. As of September 30, 2020, the Company does not have a material amount of costs expensed that would otherwise be capitalized and amortized.

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

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed-rate debt to unrelated parties was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $15.8 million at September 30, 2020 was $14.8 million. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $16.0 million at September 30, 2019 was $16.0 million.

All receivables and payables are carried at net realizable value which approximates fair value because of their short duration to maturity.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable consists of amounts that have billed to customers. Collateral is generally not required. A majority of the Company’s contracts have monthly billing terms and payment terms within 30 to 45 days after invoices have been issued. The Company attempts to negotiate two-week billing terms and 15-day payment terms on larger projects. The timing of billings to customers may generate contract assets or contract liabilities. Certain construction contracts include retention provisions to provide assurance to our customers that we will perform in accordance with the contract terms and are therefore not considered a financing benefit. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work or products by the customer. We have determined there are no significant financing components in our contracts for the year ended September 20, 2020.

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

Self -Insurance

The Company has its workers compensation, general liability and auto insurance through a captive insurance company. While the Company believes that this arrangement has been very beneficial in reducing and stabilizing insurance costs the Company does have to maintain a surety deposit to guarantee payments of premiums. The surety deposit had a balance of $1.9 million as of September 30, 2020, which is in “Prepaid expenses and other” on the Company’s Consolidated Balance Sheets. The surety deposit had a balance of $1.9 million as of September 30, 2019. Should the captive experience severe losses over an extended period, it could have a detrimental effect on the Company.

Advertising

All advertising costs are expensed as incurred. Total advertising expense was $72,000 and $71,000 for the years ended September 30, 2020 and 2019, respectively.

Stock Compensation Plans

The Company has issued restricted stock under its Long-Term Incentive Plan; however, there were no issuances in fiscal years 2020 or 2019. The Company accounts for its equity-based compensation as prescribed by U.S. Generally Accepted Accounting Principles for share-based payments. The Company has adopted a fair value-based method of accounting for employee equity-based plans, whereby compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. As a result, compensation expense relating to stock compensation plans will be reflected in net income as part of “Salaries and employee benefits” on the Consolidated Statements of Income.

Income Taxes

The Company and all subsidiaries file a consolidated federal and various state income tax returns on a fiscal year basis. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations for years ending prior to September 30, 2017. The Company follows the liability method of accounting for income taxes in accordance with U.S. Generally Accepted Accounting Principles. Under this method, deferred tax assets and liabilities are recorded for future tax consequences of temporary differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the underlying assets or liabilities are recovered or settled. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

U.S. GAAP also prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or to be taken on a tax return. This evaluation is a two-step process.  First, the recognition process determines if it is more likely than not that a tax position will be sustained based on the merits of the tax position upon examination by the appropriate taxing authority.  Second, a measurement process is calculated to determine the amount of benefit/expense to recognize in the financial statements if a tax position meets the more likely than not recognition threshold.  The tax position is measured at the greatest amount of benefit/expense that is more likely than not of being realized upon ultimate settlement.  Any interest and penalty related to the unrecognized tax benefits, as the result of recognition of tax obligations resulting from uncertain tax positions, are included in the provision for income taxes. The Company had not recognized any uncertain tax positions at September 30, 2020.

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

New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 is effective for public business entities for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years. Among other things, lessees are required to recognize the following for all leases (except for short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. It is the Company’s preference to acquire equipment needed for long-term use through purchase, by cash or finance. For equipment needed on a short-term basis, the Company will enter into short-term rental agreements with the equipment provider where the agreement is cancellable at any time. The adoption of ASU 2016-02 had an immaterial impact, if any, on its consolidated financial statements.

The Company rents equipment for use on construction projects with rental agreements being week to week or month to month. Rental expense can vary by fiscal year due to equipment requirements on construction projects and the availability of Company owned equipment. Rental expense was $4.2 million and $10.0 million for fiscal years ended September 30, 2020 and 2019, respectively.

Subsequent Events

On December 16, 2020, Energy Services of America Corporation’s (the “Company”) newly formed wholly owned subsidiary, West Virginia Pipeline Acquisition Company (“West Virginia Pipeline”), a West Virginia corporation, entered into an Asset Purchase Agreement (the “Agreement”) with WV Pipeline, Inc. (“WV Pipeline”), a West Virginia corporation located in Princeton, West Virginia.

Pursuant to the Agreement, West Virginia Pipeline will acquire substantially all the assets of WV Pipeline for $3.5 million in cash and a $3.0 million seller note. The transaction closed on December 31, 2020. David Bolton and Daniel Bolton will continue their roles as President and Vice President, respectively, of the Company’s new subsidiary.

Management has evaluated subsequent events through January 4, 2021, the date which the financial statements were available for issue.  There have been no material events noted during the period that would either impact the results reflected in the report or the Company’s results going forward.

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

Costs to obtain our contracts (“pre-bid costs”) that are not expected to be recovered from the customer are expensed as incurred and included in selling and administrative expenses on our consolidated statements of income. Costs to mobilize equipment and labor to a job site prior to substantive work beginning (“mobilization costs”) are capitalized as incurred and amortized over the expected duration of the contract. As of September 30, 2019, we had no material capitalized mobilization costs.

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

4. DISAGGREGATION OF REVENUE

We disaggregate our revenue based on our operating groups and contract types as it is the format that is regularly reviewed by management. Our reportable operating groups are: Petroleum and Gas, Water, Sewer and other services, and Electrical and Mechanical services. Our contract types are: Lump Sum, Unit Price, and Cost Plus and T&M. The following tables present our disaggregated revenue for the twelve months ended September 30, 2020 and 2019:

Twelve Months Ended September 30, 2020

	Petroleum & Gas	Water, Sewer and Other	Electrical and Mechanical	Total revenue from contracts
Lump sum contracts	$-	$-	$36,954,269	$36,954,269
Unit price contracts	56,844,783	10,571,255		67,416,038
Cost plus and T&M contracts	116,428	-	14,707,705	14,824,133
Total revenue from contracts	$56,961,211	$10,571,255	$51,661,974	$119,194,440

Earned over time	$45,566,234	$10,571,255	$50,776,446	$106,913,935
Earned at point in time	11,394,977	-	885,528	12,280,505
Total revenue from contracts	$56,961,211	$10,571,255	$51,661,974	$119,194,440

Twelve Months Ended September 30, 2019

	Petroleum & Gas	Water, Sewer and Other	Electrical and Mechanical	Total revenue from contracts
Lump sum contracts	$-	$-	$34,948,884	$34,948,884
Unit price contracts	100,449,760	11,033,356	-	111,483,116
Cost plus and T&M contracts	5,057,866	1,100,052	21,951,237	28,109,155
Total revenue from contracts	$105,507,626	$12,133,408	$56,900,121	$174,541,155

Earned over time	$98,500,056	$12,133,408	$55,727,239	$166,360,703
Earned at point in time	7,007,570	-	1,172,882	8,180,452
Total revenue from contracts	$105,507,626	$12,133,408	$56,900,121	$174,541,155

5. CONTRACT BALANCES

Accounts receivable, net of allowance for doubtful accounts, which are included in current assets on the Consolidated Balance Sheets, totaled $18.2 million at September 30, 2020, a $3.4 million decrease from $21.6 million at September 30, 2019. The decrease was mainly due to timing of billings and receipts. Contract assets, which are included in current assets on the Consolidated Balance Sheets, totaled $6.5 million at September 30, 2020, a $114,000 decrease from $6.7 million at September 30, 2019. This was due to an increase in costs and estimated earnings in excess of billings on uncompleted projects. Contract liabilities, which are included in current liabilities on the Consolidated Balance Sheets, totaled $4.9 million at September 30, 2020, a $1.4 million increase from $3.5 million at September 30, 2019. This was due to an increase in billings in excess of costs and estimated earnings on uncompleted projects.

During the twelve months ended September 30, 2020, we recognized revenue of $3.3 million that was included in the contract liability balance at September 30, 2019.

Accounts receivable, net of allowance for doubtful accounts, contract assets and contract liabilities consisted of the following:

	September 30, 2019	September 2020	Change
Accounts receivable-trade, net of allowance for doubtful accounts	$21,608,312	$18,176,679	$(3,431,633)

Contract assets Cost and estimated earnings in excess of billings	$6,659,707	$6,545,863	$(113,844)

Contract liabilities Billings in excess of cost and estimated earnings	$3,455,288	$4,851,900	$1,396,612

6. PERFORMANCE OBLIGATIONS

For the year ended September 30, 2020, we recognized revenue of $936,000 a result of changes in contract transaction price related to performance obligations that were satisfied prior to September 30, 2019. The changes in contract transaction price were from items such as changes in projected profit, executed or estimated change orders, and unresolved contract modifications and claims.

At September 30, 2020, the Company had $16.3 million in remaining unsatisfied performance obligations, in which revenue is expected to be recognized in less than twelve months.

7. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Activity in the Company’s allowance for doubtful accounts consists of the following:

	Year Ended September 30,
	2020	2019
Balance at beginning of year	$70,310	$83,885
Deductions for uncollectible receivables written off, net of recoveries	-	(13,575)
Balance at end of year	$70,310	$70,310

8. UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts are included in contract assets on the consolidated balance sheet. Billings in excess of costs and estimated earnings on uncompleted contracts are included in contract liabilities on the consolidated balance sheets.

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

	Year Ended September 30,
	2020	2019
Costs incurred on contracts in progress	$74,996,405	$163,768,655
Estimated earnings, net of estimated losses	16,067,668	18,215,388
	91,064,073	181,984,043
Less billings to date	89,370,110	178,779,624
	$1,693,963	$3,204,419

Costs and estimated earnings in excess of billed on uncompleted contracts	$6,545,863	$6,659,707

Less billings in excess of costs and estimated earnings on uncompleted contracts	4,851,900	3,455,288

	$1,693,963	$3,204,419

9. CLAIMS

The Company does not have any claims receivable as of September 30, 2020. Claims receivable is a component of contract assets.

10. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	Year Ended September 30,
	2020	2019
Land	$2,571,575	$2,464,512
Buildings and leasehold improvements	5,921,587	5,348,851
Operating equipment and vehicles	44,030,879	42,703,353
Office equipment, furniture and fixtures	800,802	751,642
	53,324,843	51,268,358
Less accumulated depreciation	36,933,129	34,453,157
Property, plant and equipment, net	$16,391,714	$16,815,201

11. SHORT-TERM DEBT

Short-term debt consists of the following:

On July 30, 2020, the Company received a one-year extension on its line of credit (“Operating Line of credit (2020)”) effective June 28, 2020. The $15.0 million revolving line of credit has a $12.5 million component and a $2.5 million component, each with separate borrowing requirements. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%. The line of credit expires on June 28, 2021. Based on the borrowing base calculation, the Company was able to borrow up to $11.1 million as of September 30, 2020. The Company had no borrowings on the line of credit, leaving $11.1 million available on the line of credit as of September 30, 2020. Based on the borrowing base calculation, the Company was able to borrow up to $11.5 million as of September 30, 2019. The Company had borrowed $3.5 million on the line of credit, leaving $8.0 million available on the line of credit as of September 30, 2019.

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

Under the terms of the agreement, the Company must meet the following additional requirements for draw requests causing the borrowings to exceed $12.5 million:

1.	Minimum traditional debt service coverage of 2.0x to be measured quarterly on a rolling twelve-month basis

2.	Minimum tangible net worth of $21.0 million to be measured quarterly

The Company was in compliance with all covenants for the $12.5 million component of Operating Line of Credit (2020) at September 30, 2020.

The Company also finances insurance policy premiums on a short-term basis through a financing company. These insurance policies include workers’ compensation, general liability, automobile, umbrella, and equipment policies. It is typical that the Company makes a down payment in January and finances the remaining premium amount over eleven monthly payments. In January 2020, The Company financed $3.1 million in insurance premium policies. At September 30, 2020, the balance of the remaining premiums to be paid was $510,000.

12. SHORT-TERM AND LONG-TERM DEBT

A summary of short-term and long-term debt as of September 30, 2020 and 2019 is as follows:

	2020	2019
Line of credit payable to bank, monthly interest at 4.99%, final payment due by June 28, 2021.	$-	$3,500,000

Notes payable to finance companies, due in monthly installments totaling $44,781 including interest ranging from 0.00% to 6.03%, final payments due October 2020 through August 2026, secured by equipment.	1,334,566	1,691,991

Note payable to finance company for insurance premiums financed, due in monthly installments totaling $254,922 in FY 2020 and $267,677 in FY 2019, including interest rate at 3.50%, final payment due November 2020.	509,843	525,710

Notes payable to bank, due in monthly installments totaling $7,799, including interest at 4.82%, final payment due November 2034 secured by building and property.	967,665	1,012,126

Notes payable to bank, due in monthly installments totaling $11,602, including interest at 4.25%, final payment due November 2025 secured by building and property.	644,172	751,987

Notes payable to bank for $9.8 million in Paycheck Protection Program ("PPP") loan funds. Payments on the five-year note are expected to begin in January 2021 if PPP loan repayment is not forgiven, due in monthly installments totaling $168,187, including interest at 1.0%, final payment due December 2025.	9,839,100	-

Notes payable to bank, due in monthly installments totaling $98,865, including interest at 4.99%, final payment due September 2022 secured by equipment.	1,983,911	3,040,600

Notes payable to bank, due in monthly installments totaling $46,482, including interest at 5.00%, final payment due September 2021 secured by equipment.	493,191	1,011,160

Notes payable to bank, due in monthly installments totaling $191,012, including interest at 5.50%, final payment due September 2021 secured by equipment.	-	7,920,005

Total debt	15,772,448	19,453,579

Less current maturities	4,538,743	8,429,283

Total long term debt	$11,233,705	$11,024,296

Future expected payments due on long-term debt are as follows:

2021	$4,538,743
2022	3,417,031
2023	2,287,389
2024	2,259,381
2025	2,278,986
Thereafter	990,918
$15,772,448

13. INCOME TAXES

The components of income taxes are as follows:

	Year Ended September 30,
	2020	2019
Federal
Current	$634,539	$289,476
Deferred	257,160	466,009
Total	891,699	755,485

State
Current	178,955	81,647
Deferred	72,532	131,439
Total	251,487	213,086

Total income tax expense	$1,143,186	$968,571

The provision for income taxes was computed by applying a federal rate of 21.0% and a state rate of 6.0% to income before tax for fiscal years 2020 and 2019. The meals, a component of per diem paid to employees on construction projects, is not fully tax deductible and creates a permanent tax difference. The tax rate for meals and other was computed as 5.0% and 5.7% for fiscal years 2020 and 2019, respectively.

	Year Ended September 30,
	2020	2019
Statutory rate	21.00%	21.00%
State income taxes	6.00%	6.00%
Meals and other	5.00%	5.70%
Effective tax rate	32.00%	32.70%

Deferred income taxes provide for significant differences between the basis of assets and liabilities for financial reporting and income tax reporting. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The income tax effects of temporary differences giving rise to the deferred tax assets and liabilities are as follows:

	Year Ended September 30,
	2020	2019
Deferred income tax liabilities
Long-term
Property and equipment	$2,746,331	$2,539,639
Other	(19,805)	(19,805)
Total deferred income tax liabilities	$2,726,526	$2,519,834

Deferred income tax assets
Long-term
Other	$471,011	$594,011
Total deferred income tax assets	471,011	594,011

Total net deferred income tax liabilities	$2,255,515	$1,925,823

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

14. EARNINGS PER SHARE

Earnings per share for the years ended September 30, 2020 and 2019 are as follow:

	Twelve Months Ended	Twelve Months Ended
	September 30,	September 30,
	2020	2019
Net income	$2,433,017	$1,992,910

Dividends on preferred stock	309,000	309,000

Income available to common shareholders	$2,124,017	$1,683,910

Weighted average shares outstanding	13,804,835	14,064,871

Weighted average shares outstanding-diluted	17,238,168	17,498,204

Earnings per share available to common shareholders	$0.154	$0.120

Earnings per share available to common shareholders-diluted	$0.123	$0.096

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

The major plan provisions cover the purposes of the plan, effective date and duration, administration, eligibility, stock type, stock purchase limitations, price of stock, participation election, payroll deductions, payment for stock, date of purchase, termination of agreement, termination of employment, recapitalization, change of control, assignability, Stockholder rights, compliance with Internal Revenue Code Section 423, amendment and termination, application of funds, tax withholdings, governing laws, employment at will and arbitration. There have been no agreements with any employees made under this plan as of the year ended September 30, 2020.

On August 3, 2018, the Company announced that the Board of Directors authorized a stock repurchase program under which the Company would purchase up to 10%, or approximately 1,423,984 shares, of the Company’s issued and outstanding stock. The repurchase program started on August 15,2018 and expired on August 15, 2019. The program resulted in the repurchase of 305,908 shares.

On August 22, 2019, the Company announced that the Board of Directors authorized a stock repurchase program under which the Company would purchase up to 10%, or approximately 1,393,393 shares, of the Company’s issued and outstanding stock. The purchase program started on August 26, 2019 and expired on August 26, 2020. The Company suspended the stock repurchase program on April 27, 2020. Accordingly, there were no repurchases in the Company’s fourth fiscal quarter in 2020. The program resulted in the repurchase of 312,522 shares through September 30, 2020.

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

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 each month. Mr. Douglas Reynolds, President of Energy Services, was a director and secretary of First Bank of Charleston. Mr. Samuel Kapourales, a director of Energy Services, was also a director of First Bank of Charleston. On October 15, 2018, First Bank of Charleston was merged into Premier Bank, Inc., a wholly owned subsidiary of Premier Financial Bancorp, Inc. Mr. Marshall Reynolds, Chairman of the Board of Energy Services, holds the same position with Premier Financial Bancorp Inc. Mr. Neal Scaggs is a director of Energy Services and holds the same position with Premier Financial Bancorp, Inc. Mr. Douglas Reynolds is the president and a director of Energy Services and a director of Premier Financial Bancorp, Inc. The interest rate on the loan agreement is 4.82% with monthly payments of $7,800. As of September 30, 2020, we have paid approximately $232,000 in principal and approximately $306,000 in interest since the beginning of the loan. There were no new material related party transactions entered into during the fiscal year ended September 30, 2020.

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

18. LEASE OBLIGATIONS

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 is effective for public business entities for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years. Among other things, lessees are required to recognize the following for all leases (except for short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. It is the Company’s preference to acquire equipment needed for long-term use through purchase, by cash or finance. For equipment needed on a short-term basis, the Company will enter into short-term rental agreements with the equipment provider where the agreement is cancellable at any time. The adoption of ASU 2016-02 had an immaterial impact, if any, on its consolidated financial statements.

Total operating lease payments were $118,000 and $169,000 for fiscal years ended September 30, 2020 and 2019, respectively. The Company rents equipment for use on construction projects with rental agreements being week to week or month to month. Rental expense can vary by fiscal year due to equipment requirements on construction projects and the availability of Company owned equipment. Rental expense was $4.2 million and $10.0 million for fiscal years ended September 30, 2020 and 2019, respectively.

19. MAJOR CUSTOMERS

The Company had two customers that exceeded 10.0% of revenues for the year ended September 30, 2020. The two customers, TransCanada Corporation and Marathon Petroleum, represented 24.7% and 11.1% of revenues, respectively. The Company had three customers that exceeded 10.0% of receivables net of retention. These three customers, Marathon Petroleum, TransCanada Corporation, and Shimizu North America represented 19.7%, 18.4% and 11.9% of receivables net of retention, respectively. The Company had two customers that exceeded 10.0% of revenues for the year ended September 30, 2019. The two customers, Full Stream Goff Connector, LLC and TransCanada Corporation, represented 29.0% and 11.8% of revenues, respectively. The Company had two customers that exceeded 10.0% of receivables net of retention. These two customers, Full Stream Goff Connector, LLC and TransCanada Corporation, represented 22.0% and 12.2% of receivables net of retention, respectively.

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

20. RETIREMENT AND EMPLOYEE BENEFIT PLANS

In 2020 and 2019, C. J. Hughes Construction Company, Inc., maintained a tax-qualified 401(k) retirement plan for union employees. Employees can contribute up to 15% of eligible wages, provided the compensation deferred for a plan year did not exceed the indexed dollar amount set by the Internal Revenue Service which was $19,500 for 2020 and $19,000 for 2019. C. J. Hughes matches $0.25 on each dollar contributed up to 6% of eligible wages. C. J. Hughes contributed $13,300 and $12,390 to the union plan for fiscal years September 30, 2020 and 2019, respectively.

Additionally, each plan year, C. J. Hughes may make a discretionary profit-sharing contribution for participants who are actively employed on the last day of the plan year. No discretionary profit-sharing contribution was made for the 2020 or 2019 plan year.

Effective January 1, 2010, Energy Services of America became the successor plan sponsor of the C. J. Hughes Construction Company, Inc. 401(k) Plan for non-union employees (the “Plan”). The Plan was renamed the Energy Services of America Staff Retirement Plan. Employees are eligible to participate in the Plan upon completion of six months of service but must wait until a quarterly entry to join the Plan. Employees may contribute eligible wages up to the maximum indexed dollar amount set by the Internal Revenue Service which was $19,500 for 2020 and $19,000 for 2019. Energy Services may make annual discretionary matching contributions and/or profit-sharing contributions to the Plan. The matching contribution formula for the Plan was 100% of each dollar contributed for the first 3% of eligible wages and 50% of each dollar contributed for the next 3% of eligible wages. The Company’s matching contribution is used by the Plan’s third-party administrator to purchase Energy Services of America stock from the open market. No restrictions on the match exist after it has been contributed. No profit-sharing contribution was made for the 2020 or 2019 plan year.

Energy Services of America and its wholly owned subsidiaries contributed $271,000 and $281,000, respectively, for the fiscal years ended September 30, 2020 and 2019 to the Plan.

The Company contributes to a number of multi-employers defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. The risks of participating in these multi-employer plans are different from single-employer plans in the following aspects:

•	Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

•	If the Company chooses to stop participating in some of its multi-employer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The following table presents our participation in these plans:

									Expiration
					Contibutions of				Date of
		Pension Protection Act ("PPA")		FIP/RP Status	Energy Services of America				Collective
	EIN/Pension	Certified Zone Status (1)		Pending/	Companies			Surcharge	Bargaining
Pension Fund	Plan Number	2020	2019	Implemented (2)	2020	2019	2018	Imposed	Agreement
Central States, Southeast and Southwest Areas Pension Fund	36-6044243/001	Red	Red	Implemented	$-	$189,644	$-	no	Various

Employer-Teamsters Local Nos. 175 and 505	55-6021850/001	Red	Red	Implemented	$-	$169,483	$88,527	no	Various

Laborers National Pension Fund	75-1280827/001	Red	Red	Implemented	$356,548	$1,202,310	$608,206	no	Various

National Automatic Sprinkler Industry Pension Fund	52-6054620/001	Red	Red	Implemented	124,863	131,141	99,731	no	Various

Iron Workers District Council of Southern Ohio & Vicinity Pension Trust	31-6038516/001	Yellow	Yellow	Implemented	86,998	122,683	57,960	no	Various

Carpenters Pension Fund of WV	55-6027998/001	Red	Red	Implemented	542,659	746,743	444,455	no	Various

Plumbers & Pipefitters National Pension Fund	52-6152779/001	Yellow	Yellow	Implemented	594,364	786,940	1,929,939	no	Various

Sheet Metal Workers' National Pension Fund	52-6112463/001	Yellow	Yellow	Implemented	169,018	125,982	153,542	no	Various

Sheet Metal Workers Local Pension Fund	34-6666753/001	Red	Red	Implemented	-	71,143	11,483	no	Various

Plumbers and Pipefitters Local 152 Pension Fund	55-6029095/001	Red	Red	Implemented	-	19,511	-	no	Various

All Other		Green	Green		1,480,139	4,941,831	3,391,194	no	Various

					$3,354,588	$8,507,411	$6,785,037

(1)	The most recent PPA zone status available in 2020 and 2019 is the the plan's year-end during 2019 and 2018, respectively. The zone status is based on information that we received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the orange zone are less than 80 percent funded and have an Accumulated Funding Deficiency in the current year or projected into the next six years, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.

(2)	Indicates whether the plan has a financial improvement plan ("FIP") or a rehabilitation plan ("RP") which is either pending or has been implemented.

The Company currently does not have intentions of withdrawing from any of the multi-employer pension plans in which it participates.

21. CREDIT RISK

Financial instruments which potentially subject the Company to credit risk consist primarily of cash, cash equivalents and contract receivables. The Company places its cash with high quality financial institutions. At times, the balances in such institutions may exceed the FDIC insurance limit of $250,000 per depositor, per insured bank, for each account ownership category. FDIC insurance covers all deposit accounts, including checking accounts, savings accounts, money market deposit accounts, and certificates of deposit. As of September 30, 2020, the Company had $11.1 million of uninsured deposits.

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

Depending upon the size and conditions of a particular contract, the Company may be required to post letters of credit or other collateral in favor of the insurer. Posting of these letters or other collateral will reduce our borrowing capabilities. The Company does not anticipate any claims in the foreseeable future. At September 30, 2020, the Company had $3.2 million in performance bonds outstanding.

23. QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for continuing operations for 2020 and 2019 are summarized below:

2020	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$25,843,307	$18,072,400	$30,762,725	$44,516,008	$119,194,440
Operating (loss) income	(239,030)	(2,275,040)	294,036	5,889,687	3,669,653
Net (loss) income	(74,114)	(1,694,611)	(17,955)	4,219,697	2,433,017
Dividends on preferred stock	77,250	77,250	77,250	77,250	309,000
Net (loss) income available to common shareholders	$(151,364)	$(1,771,861)	$(95,205)	$4,142,447	$2,124,017

Weighted-basic shares outstanding	13,911,610	13,783,546	13,627,293	13,621,406	13,804,835
Weighted-diluted shares outstanding	13,911,610	13,783,546	13,627,293	17,054,739	17,238,168

(Loss) earnings per share available to common shareholders	$(0.011)	$(0.129)	$(0.007)	$0.304	$0.154
(Loss) earnings per share-diluted available to common shareholders	$(0.011)	$(0.129)	$(0.007)	$0.243	$0.123

2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$49,114,139	$46,955,444	$40,187,978	$38,283,594	$174,541,155
Operating income (loss)	1,078,454	(1,420,888)	1,229,693	2,935,153	3,822,412
Net income (loss)	631,384	(1,124,458)	485,757	2,000,227	1,992,910
Dividends on preferred stock	77,250	77,250	77,250	77,250	309,000
Net income (loss) available to common shareholders	$554,134	$(1,201,708)	$408,507	$1,922,977	$1,683,910

Weighted-basic shares outstanding	14,135,900	14,060,456	13,985,579	13,934,720	14,064,871
Weighted-diluted shares outstanding	17,569,233	14,060,456	17,418,912	17,368,053	17,498,204

Earnings (loss) per share available to common shareholders	$0.039	$(0.085)	$0.029	$0.138	$0.120
Earnings (loss) per share-diluted available to common shareholders	$0.032	$(0.085)	$0.023	$0.111	$0.096

24. CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

ENERGY SERVICES OF AMERICA CORPORATION (Parent Only)

BALANCE SHEETS

As of September 30, 2020 and 2019

	2020	2019
Assets
Current assets
Cash and cash equivalents	$177,485	$59,831
Other receivables	(307)	(307)
Prepaid expenses and other	3,145,446	2,412,348
Total current assets	3,322,624	2,471,872

Property, plant and equipment, at cost	265,200	248,402
less accumulated depreciation	(236,690)	(230,628)
	28,510	17,774

Due from subsidiaries	-	8,343,282
Deferred tax asset	139,307	218,093
Investment in subsidiaries	34,090,094	30,530,562

Total assets	$37,580,535	$41,581,583

Liabilities and shareholders' equity
Current liabilities
Current maturities of long-term debt	$1,728,120	$3,504,301
Lines of credit and short term borrowings	509,843	4,025,710
Accounts payable	23,771	68,921
Accrued expenses and other current liabilities	-	98,843
Total current liabilities	2,261,734	7,697,775

Due to subsidiaries	8,061,618	-
Long-term debt, less current maturities	1,433,154	9,219,451

Total liabilities	11,756,506	16,917,226

Shareholders' equity

Preferred stock, $.0001 par value Authorized 1,000,000 shares, 206 issued at September 30, 2020 and 2019	-	-

Common stock, $.0001 par value Authorized 50,000,000 shares 14,839,836 issued and 13,621,406 outstanding at September 30, 2020 and 14,239,836 issued and 13,924,789 outstanding at September 30, 2019	1,484	1,484

Treasury stock, 1,218,430 shares at September 30, 2020 and 915,047 shares at September 30, 2019	(122)	(91)

Additional paid in capital	60,670,699	60,938,896
Retained earnings (deficit)	(34,848,032)	(36,275,932)

Total shareholders' equity	25,824,029	24,664,357

Total liabilities and shareholders' equity	$37,580,535	$41,581,583

 ENERGY SERVICES OF AMERICA CORPORATION (Parent Only)

STATEMENTS OF INCOME

For the years ended September 30, 2020 and 2019

	2020	2019
Selling and administrative expenses	$1,502,575	$1,399,725

Net loss from operations before taxes	(1,502,575)	(1,399,725)

Other nonoperating expense	(189)	(1,043)
Interest income	53,249	58,023
Interest expense	(341,312)	(960,068)
Interest allocation to subsidiaries	323,258	885,316

Net loss before tax	(1,467,569)	(1,417,497)

Income tax benefit	(341,054)	(346,232)

Net loss from parent	(1,126,515)	(1,071,265)

Equity in undistributed income income of subsidiaries	3,559,532	3,064,175

Dividends on preferred stock	(309,000)	(309,000)

Net income available to common shareholders	$2,124,017	$1,683,910

Weighted average shares outstanding- basic	13,804,835	14,064,871

Weighted average shares-diluted	17,238,168	17,498,204

Earnings per share-basic available to common shareholders	$0.154	$0.120

Earnings per share-diluted available to common shareholders	$0.123	$0.096

ENERGY SERVICES OF AMERICA CORPORATION (Parent Only)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended September 30, 2020 and 2019

	2020	2019
Cash flows form operating activities:
Net income	$2,433,017	$1,992,910

Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for deferred taxes	78,786	111,057
Depreciation expense	6,062	4,343
Equity in undistributed income of subsidiaries	(3,559,532)	(3,064,175)
Advances from (to) subsidiaries	16,404,900	(3,812,109)
Changes in:
(Increase) decrease in prepaid expenses	(733,098)	1,493,939
(Decrease) increase in accounts payable	(45,150)	35,082
(Decrease) increase in accrued expenses and other current liabilities	(98,843)	31,076
Net cash provided by (used in) operating activities	14,486,142	(3,207,877)

Cash flows from investing activities:
Investment in property & equipment	(16,798)	-
Net cash used in investing activities	(16,798)	-

Cash flows from financing activities:
Borrowings on lines of credit and short-term debt, net of (repayments)	(3,515,867)	7,956,463
Principal payments on long term debt	(9,628,578)	(4,578,905)
Dividends on common stock	(696,117)	-
Preferred dividends paid	(309,000)	(309,000)
Treasury stock purchased by company	(268,228)	(300,600)
Proceeds from long term debt	66,100	-
Net cash (used in) provided by financing activities	(14,351,690)	2,767,958

Increase (decrease) in cash and cash equivalents	117,654	(439,919)
Cash beginning of period	59,831	499,750
Cash end of period	$177,485	$59,831

Supplemental schedule of noncash investing and financing activities:
Insurance premiums financed	$3,063,543	$3,159,083
Accrued dividends on preferred stock	$77,250	$77,250
Line of credit refinanced to long-term debt	$-	$10,000,000

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$486,246	$1,064,222
Income taxes	$785,630	$798,430