Form 10-Q
period 2020-12-31
Energy Services of America CORP
filed 2021-02-16
CIK 1357971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2020.

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

As of February 15, 2021, there were 13,621,406 outstanding shares of the Registrant’s Common Stock.

Part 1. Financial Information

Item 1. Financial Statements (Unaudited):

Energy Services of America Corporation

Consolidated Balance Sheets

	December 31,	September 30,
	2020	2020
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$12,345,745	$11,216,820
Accounts receivable-trade	17,096,770	18,246,989
Allowance for doubtful accounts	(70,310)	(70,310)
Retainages receivable	1,658,513	2,483,809
Other receivables	6,677	9,458
Contract assets	4,418,599	6,545,863
Prepaid expenses and other	2,763,189	3,338,943
Total current assets	38,219,183	41,771,572

Property, plant and equipment, at cost	56,679,946	53,324,843
less accumulated depreciation	(37,706,313)	(36,933,129)
Total fixed assets	18,973,633	16,391,714

Acquired intangible assets, net	300,000	-
Goodwill	4,220,829	-

Total assets	$61,713,645	$58,163,286

Liabilities and shareholders' equity
Current liabilities
Current maturities of long-term debt	$4,645,254	$4,028,900
Lines of credit and short term borrowings	3,500,000	509,843
Accounts payable	5,783,559	5,222,222
Accrued expenses and other current liabilities	3,255,740	4,237,172
Contract liabilities	3,721,385	4,851,900
Total current liabilities	20,905,938	18,850,037

Long-term debt, less current maturities	13,496,506	11,233,705
Deferred income taxes payable	2,212,084	2,255,515
Total liabilities	36,614,528	32,339,257

Shareholders' equity

Preferred stock, $.0001 par value
Authorized 1,000,000 shares, 206 issued at December 31, 2020 and September 30, 2020	-	-

Common stock, $.0001 par value
Authorized 50,000,000 shares 14,839,836 issued and 13,621,406 outstanding at December 31, 2020 and September 30, 2020	1,484	1,484

Treasury stock, 1,218,430 shares at December 31, 2020 and September 30, 2020	(122)	(122)

Additional paid in capital	60,670,699	60,670,699
Retained deficit	(35,572,944)	(34,848,032)
Total shareholders' equity	25,099,117	25,824,029

Total liabilities and shareholders' equity	$61,713,645	$58,163,286

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Income

Unaudited

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2020	2019
Revenue	$32,009,796	$25,843,307

Cost of revenues	29,166,737	23,486,565

Gross profit	2,843,059	2,356,742

Selling and administrative expenses	3,595,830	2,595,772
Loss from operations	(752,771)	(239,030)

Other income (expense)
Interest income	151,765	53,249
Other nonoperating expense	(52,623)	(33,938)
Interest expense	(76,517)	(186,845)
Gain on sale of equipment	13,042	295,991
	35,667	128,457

Loss before income taxes	(717,104)	(110,573)

Income tax benefit	(69,442)	(36,459)

Net loss	(647,662)	(74,114)

Dividends on preferred stock	77,250	77,250

Net loss available to common shareholders	$(724,912)	$(151,364)

Weighted average shares outstanding-basic	13,621,406	13,911,610

Weighted average shares-diluted	13,621,406	13,911,610

Loss per share available to common shareholders	$(0.053)	$(0.011)

Loss per share-diluted available to common shareholders	$(0.053)	$(0.011)

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Cash Flows

Unaudited

	Three Months Ended	Three Months Ended
	December 31,	December 31,
Cash flows from operating activities:	2020	2019
Net loss	$(647,662)	$(74,114)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation expense	1,083,853	1,095,282
Gain on sale of equipment	(13,042)	(295,991)
Provision for deferred taxes	29,761	(105,996)
Decrease in contracts receivable	1,150,219	8,424,777
Decrease in retainage receivable	825,296	276,961
Decrease in other receivables	2,781	100
Decrease in contract assets	2,127,264	2,082,158
Decrease in prepaid expenses	575,754	153,912
Increase in accounts payable	561,337	1,384,658
Decrease in accrued expenses	(977,374)	(713,221)
Decrease in contract liabilities	(1,130,515)	(222,884)
Decrease in income taxes payable	-	21,811
Net cash provided by operating activities	3,587,672	12,027,453

Cash flows from investing activities:
Investment in property and equipment	(1,467,091)	(747,534)
Proceeds from sales of property and equipment	13,500	334,234
Acquisition of West Virginia Pipeline, net of cash received of $250,000	(3,250,000)	-
Net cash used in investing activities	(4,703,591)	(413,300)

Cash flows from financing activities:
Dividends on common stock	-	(696,117)
Preferred dividends paid	(154,500)	(154,500)
Treasury stock purchased by company	-	(29,974)
Borrowings on lines of credit and short term debt, net of (repayments)	2,990,157	(4,025,710)
Principal payments on long term debt	(590,813)	(6,671,860)
Net cash provided by (used in) financing activities	2,244,844	(11,578,161)

Increase in cash and cash equivalents	1,128,925	35,992
Cash and cash equivalents beginning of period	11,216,820	4,578,275
Cash and cash equivalents end of period	$12,345,745	$4,614,267

Supplemental schedule of noncash investing and financing activities:
Purchases of property & equipment under financing agreements	$349,139	$392,820
Note payable for acquisition of West Virginia Pipeline	$3,000,000	$-
Debt assumed in acquisition of West Virginia Pipeline	$120,829	$-

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$76,517	$186,845
Income taxes	$-	$48,000

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Changes in Shareholders’ Equity

For the three months ended December 31, 2020 and 2019

						Total
	Common Stock		Additional Paid	Retained	Treasury	Shareholders'
	Shares	Amount	in Capital	Earnings (deficit)	Stock	Equity
Balance at September 30, 2019	13,924,789	$1,484	$60,938,896	$(36,275,932)	$(91)	$24,664,357

Net loss	-	-	-	(74,114)	-	(74,114)

Accrued preferred dividends	-	-	-	(77,250)	-	(77,250)

Dividends on common stock ($0.05 per share on 13,922,336 shares; 317,500 common shares are part of preferred units and were not eligible for the common dividend)	-	-	-	(696,117)	-	(696,117)

Treasury stock purchased by company	(34,687)	-	(29,970)	-	(4)	(29,974)

Balance at December 31, 2019	13,890,102	$1,484	$60,908,926	$(37,123,413)	$(95)	$23,786,902

Balance at September 30, 2020	13,621,406	$1,484	$60,670,699	$(34,848,032)	$(122)	$25,824,029

Net loss	-	-	-	(647,662)	-	(647,662)

Preferred dividends	-	-	-	(77,250)	-	(77,250)

Balance at December 31, 2020	13,621,406	$1,484	$60,670,699	$(35,572,944)	$(122)	$25,099,117

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND ORGANIZATION

Energy Services of America Corporation (“Energy Services” or the “Company”) is a contractor and service company that operates primarily in the mid-Atlantic region of the United States and provides services to customers in the natural gas, petroleum, water distribution, automotive, chemical and power industries. C.J. Hughes Construction Company, Inc. (“C.J. Hughes”), a wholly owned subsidiary of the Company, is a general contractor primarily engaged in pipeline construction for utility companies. Contractors Rental Corporation (“Contractors Rental”), a wholly owned subsidiary of C.J. Hughes, provides union building trade employees for projects managed by C.J. Hughes. Nitro Construction Services, Inc. (“Nitro”), a wholly owned subsidiary of C.J. Hughes, provides electrical, mechanical, HVAC/R and fire protection services to customers primarily in the automotive, chemical and power industries. Pinnacle Technical Solutions, Inc. (“Pinnacle”), a wholly owned subsidiary of Nitro, operates as a data storage facility within Nitro’s office building. Pinnacle is supported by Nitro and has no employees of its own. All C.J. Hughes, Nitro, and Contractors Rental production personnel are union members of various related construction trade unions and are subject to collective bargaining agreements that expire at varying time intervals.

On December 31, 2020, Energy Services completed the purchase of West Virginia Pipeline, Inc. (“West Virginia Pipeline”), a West Virginia corporation located in Princeton, West Virginia. West Virginia Pipeline, a wholly owned subsidiary of Energy Services, operates as a gas and water distribution contractor primarily in southern West Virginia. West Virginia Pipeline’s employees are non-union, and the company is managed independently from C.J. Hughes and Nitro.

The Company’s stock is quoted under the symbol “ESOA” on the OTC QB marketplace operated by the OTC Markets Group.

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto for the years ended September 30, 2020 and 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on January 4, 2021. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the interim financial reporting rules and regulations of the SEC. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three months ended December 31, 2020 and 2019 are not necessarily indicative of the results to be expected for the full year or any other interim period.

Principles of Consolidation

The consolidated financial statements of Energy Services include the accounts of Energy Services, its wholly owned subsidiaries West Virginia Pipeline and C.J. Hughes and its subsidiaries, Nitro, Pinnacle, and Contractors Rental. All significant intercompany accounts and transactions have been eliminated in the consolidation. Unless the context requires otherwise, references to Energy Services include Energy Services, West Virginia Pipeline and C.J. Hughes and its subsidiaries.

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

3. DISAGGREGATION OF REVENUE

We disaggregate our revenue based on our operating groups and contract types as it is the format that is regularly reviewed by management. Our reportable operating groups are: Petroleum and Gas, Water, Sewer and other services, and Electrical and Mechanical services. Our contract types are: Lump Sum, Unit Price, Cost Plus and Time and Materials (“T&M”). The following tables present our disaggregated revenue for the three months ended December 31, 2020 and 2019:

Three Months Ended December 31, 2020

	Petroleum & Gas	Water, Sewer and Other	Electrical and Mechanical	Total revenue from contracts
Lump sum contracts	$-	$-	$11,666,631	$11,666,631
Unit price contracts	11,827,050	3,707,181	-	15,534,231
Cost plus and T&M contracts	290,000	-	4,518,934	4,808,934
Total revenue from contracts	$12,117,050	$3,707,181	$16,185,565	$32,009,796
Earned over time	$8,402,592	$3,707,181	$16,013,755	$28,123,528
Earned at point in time	3,714,458		171,810	3,886,268
Total revenue from contracts	$12,117,050	$3,707,181	$16,185,565	$32,009,796

Three Months Ended December 31, 2019

	Petroleum & Gas	Water, Sewer and Other	Electrical and Mechanical	Total revenue from contracts
Lump sum contracts	$-	$-	$7,448,512	$7,448,512
Unit price contracts	6,218,532	2,125,934	-	8,344,466
Cost plus and T&M contracts	3,311,566	1,274,832	5,463,931	10,050,329
Total revenue from contracts	$9,530,098	$3,400,766	$12,912,443	$25,843,307
Earned over time	$7,116,701	$3,400,766	$12,599,705	$23,117,172
Earned at point in time	2,413,397	-	312,738	2,726,135
Total revenue from contracts	$9,530,098	$3,400,766	$12,912,443	$25,843,307

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

During the three months ended December 31, 2020, we recognized revenue of $4.6 million that was included in the contract liability balance at September 30, 2020.

Accounts receivable-trade, net of allowance for doubtful accounts, retentions receivable, contract assets and contract liabilities consisted of the following:

	September 30, 2020	December 31, 2020	Change
Accounts receivable-trade, net of allowance for doubtful accounts	$18,176,679	$17,026,460	$(1,150,219)

Contract assets Cost and estimated earnings in excess of billings	$6,545,863	$4,418,599	$(2,127,264)

Contract liabilities Billings in excess of cost and estimated earnings	$4,851,900	$3,721,385	$(1,130,515)

5. PERFORMANCE OBLIGATIONS

The Company provides construction services that can be classified into several groups: petroleum and gas, water, sewer and other, and electrical and mechanical services. Generally, our contracts contain one performance obligation that is satisfied over time because our performance typically creates or enhances an asset that the customer controls as the asset is created or enhanced. We recognize revenue as performance obligations are satisfied and control of the promised good and service is transferred to the customer. Revenue is ordinarily recognized over time as control is transferred to the customers by measuring the progress toward complete satisfaction of the performance obligation(s) using an input (i.e., “cost-to-cost”) method. Under the cost-to-cost method, costs incurred to-date are generally the best depiction of transfer of control. All contract costs, including those associated with affirmative claims, change orders and back charges, are recorded as incurred and revisions to estimated total costs are reflected as soon as the obligation to perform is determined. Contract costs consist of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs and equipment expense (primarily depreciation, fuel, maintenance and repairs).

During the three months ended December 31, 2020, we recognized revenue of $1.0 million as a result of changes in contract transaction price related to performance obligations that were satisfied prior to September 30, 2020. The changes in contract transaction price were from items such as changes in projected profit, executed or estimated change orders, and unresolved contract modifications and claims.

The Company does not sell warranties for its construction services. At December 31, 2020, the Company had $9.5 million in remaining unsatisfied performance obligations, in which revenue is expected to be recognized in less than twelve months.

6. UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts as of December 31, 2020 and September 30, 2020 are summarized as follows:

	December 31,	September 30,
	2020	2020
Costs incurred on contracts in progress	$114,491,141	$74,996,405
Estimated earnings, net of estimated losses	19,336,835	16,067,668
	133,827,976	91,064,073
Less billings to date	133,130,762	89,370,110
	$697,214	$1,693,963

Costs and estimated earnings in excess of billed on uncompleted contracts	$4,418,599	$6,545,863

Less billings in excess of costs and estimated earnings on uncompleted contracts	3,721,385	4,851,900

	$697,214	$1,693,963

Backlog at December 31, 2020 and September 30, 2020 was $60.7 million and $63.8 million, respectively.

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

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed-rate debt to unrelated parties was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates for bank loans with similar terms and maturities. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $17.2 million at December 31, 2020 was $16.1 million as of the same date. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $15.8 million at September 30, 2020 was $14.8 million.

All receivables and payables are carried at net realizable value which approximates fair value because of their short duration to maturity.

8. LOSS PER SHARE

The amounts used to compute the loss per share for the three months ended December 31, 2020 and 2019 are summarized below.

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2020	2019
Net loss	$(647,662)	$(74,114)

Dividends on preferred stock	77,250	77,250

Net loss available to common shareholders	$(724,912)	$(151,364)

Weighted average shares outstanding-basic	13,621,406	13,911,610

Weighted average shares-diluted	13,621,406	13,911,610

Loss per share available to common shareholders	$(0.053)	$(0.011)

Loss per share available to common shareholders-diluted	$(0.053)	$(0.011)

9. INCOME TAXES

The components of income taxes are as follows:

	Three Months Ended December 31,
	2020	2019
Federal
Current	$(77,380)	$54,240
Deferred	23,214	(82,678)
Total	$(54,166)	$(28,438)

State
Current	$(21,824)	$15,298
Deferred	6,548	(23,319)
Total	$(15,276)	$(8,021)

Total income tax benefit	$(69,442)	$(36,459)

The effective income tax rate for the three months ended December 31, 2020 was (9.7%), as compared to (33.0%) for the same period in 2019. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income and non-deductible expenses. Per diem paid to employees on construction projects is only partially deductible from taxable income and can have a significant impact on the effective tax rate.

The income tax effects of temporary differences giving rise to the deferred tax assets and liabilities are as follows:

	December 31,	September 30,
	2020	2020
Deferred income tax liabilities
Long-term
Property and equipment	$2,750,067	$2,746,331
Other	(19,805)	(19,805)
Total deferred income tax liabilities	$2,730,262	$2,726,526

Deferred income tax assets
Long-term
Other	$518,178	$471,011
Total deferred income tax assets	$518,178	$471,011

Total net deferred income tax liabilities	$2,212,084	$2,255,515

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

10. SHORT-TERM AND LONG-TERM DEBT

Short-term debt consists of the following:

On July 30, 2020, the Company received a one-year extension on its line of credit (“Operating Line of credit (2020)”) effective June 28, 2020. The $15.0 million revolving line of credit has a $12.5 million component and a $2.5 million component, each with separate borrowing requirements. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%. The line of credit expires on June 28, 2021. Based on the borrowing base calculation, the Company was able to borrow up to $9.9 million as of December 31, 2020. The Company had $3.5 million in borrowings on the line of credit, leaving $6.4 million available on the line of credit as of December 31, 2020. Based on the borrowing base calculation, the Company was able to borrow up to $11.1 million as of September 30, 2020. The Company had no borrowings on the line of credit, leaving $11.1 million available on the line of credit as of September 30, 2020.

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

Under the terms of the agreement, the Company must meet the following loan covenants to access the first $12.5 million:

1.	Minimum tangible net worth of $19.0 million to be measured quarterly,
2.	Minimum traditional debt service coverage of 1.25x to be measured quarterly on a rolling twelve- month basis,
3.	Minimum current ratio of 1.50x to be measured quarterly,
4.	Maximum debt to tangible net worth ratio (“TNW”) of 2.0x to be measured semi-annually,
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

The Company believes it was in compliance with all covenants for the $12.5 million component of Operating Line of Credit (2020) at December 31, 2020.

The Company also finances insurance policy premiums on a short-term basis through a financing company. These insurance policies include workers’ compensation, general liability, automobile, umbrella, and equipment policies. It is typical that the Company makes a down payment in January and finances the remaining premium amount over ten monthly payments. In January 2020, the Company financed $3.1 million in insurance premium policies. At December 31, 2020, the balance of the premiums payments had been paid off.

A summary of short-term and long-term debt as of December 31, 2020 and September 30, 2020 is as follows:

	December 31,	September 30,
	2020	2020
Line of credit payable to bank, monthly interest at 4.99%, final payment due by June 28, 2021.	3,500,000	-

Notes payable to finance companies, due in monthly installments totaling $70,062 including interest ranging from 0.00% to 6.03%, final payments due January 2021 through August 2026, secured by equipment.	1,668,998	1,334,566

Note payable to finance company for insurance premiums financed, due in monthly installments totaling $254,922 in FY 2020 and $267,677 in FY 2019, including interest rate at 3.50%, final payment made November 2020.	-	509,843

Notes payable to bank, due in monthly installments totaling $7,799, including interest at 4.82%, final payment due November 2034 secured by building and property.	956,168	967,665

Notes payable to bank, due in monthly installments totaling $11,602, including interest at 4.25%, final payment due November 2025 secured by building and property.	606,842	644,172

Notes payable to bank for $9.8 million in Paycheck Protection Program ("PPP") loan funds. Payments on the five-year note are expected to begin in March 2021 if PPP loan repayment is not forgiven, due in monthly installments totaling $168,187, including interest at 1.0%, final payment due December 2025.	9,839,100	9,839,100

Notes payable to bank, due in monthly installments totaling $98,865, including interest at 4.99%, final payment due September 2022 secured by equipment.	1,711,220	1,983,911

Notes payable to bank, due in monthly installments totaling $46,482, including interest at 5.00%, final payment due September 2021 secured by equipment.	359,432	493,191

Notes payable to David and Daniel Bolton, due in annual installments totaling $600,000, including interest at 3.25%, final payment due December 31, 2026, unsecured	3,000,000	-

Total debt	21,641,760	15,772,448

Less current maturities	8,145,254	4,538,743

Total long term debt	$13,496,506	$11,233,705

11. ACQUISITION

On December 31, 2020, Energy Services completed an asset purchase of West Virginia Pipeline, a wholly owned subsidiary of Energy Services that operates as a gas and water distribution contractor primarily in southern West Virginia. Energy Services paid $3.5 million in cash and acquired a $3.0 million seller note with a term of five years with an interest rate of 3.25%. Previous owners, David Bolton and Daniel Bolton, have continued their roles as President and Vice President, respectively.

Energy Services accounts for business combinations under the acquisition method in accordance with ASC Topic 805, Business Combinations. Accordingly, for each transaction, the purchase price is allocated to the fair value of the assets acquired and liabilities assumed as of the date of the acquisition. In conjunction with the adoption of ASU 2015-16, upon receipt of final fair value estimates during the measurement period, which must be within one year of the acquisition date, Energy Services records any adjustments to the preliminary fair value estimates in the reporting period in which the adjustments are determined. Energy Services is continuing to finalize the purchase price allocations related to the West Virginia Pipeline acquisition. Based on management's preliminary valuation of tangible and intangible assets acquired and liabilities assumed, the purchase price for the West Virginia Pipeline acquisition is allocated in the table below. These allocations are subject to change.

Goodwill	$4,220,829
Equipment and vehicles	1,565,000
Building	220,243
Land	64,757
Non-compete agreement	150,000
Customer list	150,000
Cash received in acquisition	250,000
Debt assumed in acquisition	(120,829)
Purchase price	$6,500,000

On January 7, 2021, the Company filed a Current Report on Form 8-K to announce the completion of the acquisition under Item 2.01 Completion of Acquisition of Disposition of Assets. The Company has seventy-one (71) days from the filing date to amend the Form 8-K to include the financial statements of the business acquired and pro forma financial information.

The Company has incurred approximately $50,000 in legal expenses and $5,000 in accounting software expenses as part of the acquisition. The Company estimates it will have $75,000 in auditing expenses related to the Securities and Exchange Commission’s required disclosures mentioned directly above.

West Virginia Pipeline’s past financial performance, experienced management and workforce and relationships with its customers made it an attractive acquisition for the Company. Going back to 1963, West Virginia Pipeline has a long history of excellent work performance in southern West Virginia. Their geographic region compliments Energy Services’ as the two companies rarely competed for work previously. The $4.2 million in goodwill generated by the acquisition is largely the result of the synergies and economies of scale expected from the combining the operation of the Company and West Virginia Pipeline. Adding a non-union subsidiary will give Energy Services some flexibility in competing for work. While West Virginia Pipeline will be managed separately from the Company’s other union operations, it is expected that relationships built by all the companies will help provide new opportunities within the organization.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of the financial condition and results of operations of Energy Services in conjunction with the “Financial Statements” appearing in this report as well as the historical financial statements and related notes contained elsewhere herein. Among other things, those historical consolidated financial statements include more detailed information regarding the basis of presentation for the following information. The term “Energy Services” refers to the Company, West Virginia Pipeline and C.J. Hughes and C.J. Hughes’ wholly owned subsidiaries on a consolidated basis.

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

Company Overview

Energy Services of America Corporation (“Energy Services” or the “Company”) is a contractor and services company that operates primarily in the mid-Atlantic region of the United States and provides services to customers in the natural gas, petroleum, water distribution, automotive, chemical and power industries. C.J. Hughes Construction Company, Inc. (“C.J. Hughes”), a wholly owned subsidiary of the Company, is a general contractor primarily engaged in pipeline construction for utility companies. Contractors Rental Corporation (“Contractors Rental”), a wholly owned subsidiary of C.J. Hughes, provides union building trade employees for projects managed by C.J. Hughes. Nitro Construction Services, Inc. (“Nitro”), a wholly owned subsidiary of C.J. Hughes, provides electrical, mechanical, HVAC/R and fire protection services to customers primarily in the automotive, chemical and power industries. Pinnacle Technical Solutions, Inc. (“Pinnacle”), a wholly owned subsidiary of Nitro, operates as a data storage facility within Nitro’s office building. Pinnacle is supported by Nitro and has no employees of its own. All C.J. Hughes, Nitro, and Contractors Rental production personnel are union members of various related construction trade unions and are subject to collective bargaining agreements that expire at varying time intervals.

On December 31, 2020, Energy Services completed the purchase of West Virginia Pipeline, Inc. (“West Virginia Pipeline”), a West Virginia corporation located in Princeton, West Virginia. West Virginia Pipeline, a wholly owned subsidiary of Energy Services, operates as a gas and water distribution contractor primarily in southern West Virginia. West Virginia Pipeline’s employees are non-union, and the company is managed independently from C.J. Hughes and Nitro.

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

Some of the procedures that the Company has implemented to help protect employees from COVID-19 exposure are guidelines for social distancing, office sanitation, hand washing, mask wearing, limited office admittance and immediate symptom reporting. The Company has provided personal protective equipment and hand-sanitizers to employees and has made arrangements for administrative personnel to work from home. The Company works closely with our customers to limit exposure risk and cooperate with symptom reporting and contact tracing. Construction employees are required to meet all procedures established by our customers in addition to the Company’s own procedures. The Company also followed the paid sick and expanded family and medical leave guidelines set forth in the Families First Coronavirus Response Act, which expired on December 31, 2020. As of December 31, 2020, the Company has not had significant issues with COVID-19 exposure among its employees.

As of December 31, 2020, most of the Company’s existing customers had resumed projects that were affected by the March 2020 shutdowns. As a result, the Company has increased its employment level of construction personnel as compared to March 31, 2020. Given the uncertainty regarding the spread of this coronavirus, the related financial impact on the Company’s results of operations, financial position, and liquidity or capital resources cannot be reasonably estimated at this time.

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

First Quarter Overview

The following is an overview of results from operations for the three months ended December 31, 2020 and 2019.

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2020	2019
Revenue	$32,009,796	$25,843,307

Cost of revenues	29,166,737	23,486,565

Gross profit	2,843,059	2,356,742

Selling and administrative expenses	3,595,830	2,595,772
Loss from operations	(752,771)	(239,030)

Other income (expense)
Interest income	151,765	53,249
Other nonoperating expense	(52,623)	(33,938)
Interest expense	(76,517)	(186,845)
Gain on sale of equipment	13,042	295,991
	35,667	128,457

Loss before income taxes	(717,104)	(110,573)

Income tax benefit	(69,442)	(36,459)

Net loss	(647,662)	(74,114)

Dividends on preferred stock	77,250	77,250

Net loss available to common shareholders	$(724,912)	$(151,364)

Weighted average shares outstanding-basic	13,621,406	13,911,610

Weighted average shares-diluted	13,621,406	13,911,610

Loss per share
available to common shareholders	$(0.053)	$(0.011)

Loss per share-diluted
available to common shareholders	$(0.053)	$(0.011)

Results of Operations for the Three Months Ended December 31, 2020 Compared to the Three Months Ended December 31, 2019

Revenues. Total revenues increased by $6.2 million or 23.9% to $32.0 million for the three months ended December 31, 2020 from $25.8 million for the same period in 2019. The increase was primarily attributable to a $3.3 million revenue increase in electrical and mechanical services, a $2.6 million revenue increase in petroleum and gas work and a $306,000 revenue increase in water and sewer projects and other ancillary services.

Cost of Revenues. Total cost of revenues increased by $5.7 million or 24.2% to $29.2 million for the three months ended December 31, 2020 from $23.5 million for the same period in 2019. The increase was primarily attributable to a $2.9 million cost increase in electrical and mechanical services, a $1.9 million cost increase in petroleum and gas work, a $556,000 cost decrease in water and sewer projects and other ancillary services and a $279,000 cost increase in equipment and tool shop operations not allocated to projects.

Gross Profit. Total gross profit increased by $486,000 or 38.5% to $2.8 million for the three months ended December 31, 2020 from $2.4 million for the same period in 2019. The increase was primarily attributable to a $679,000 gross profit increase in petroleum and gas work, a $336,000 gross profit increase in electrical and mechanical services, partially offset by a $279,000 gross profit decrease related to equipment and tool shop operations costs not allocated to projects and a $250,000 gross profit decrease in water and sewer projects and other ancillary services.

A table comparing the Company’s revenue and gross profit for the three months ended December 31, 2020 compared to the three months ended December 31, 2019 is below:

Revenue
	Three Months Ended		Three Months Ended
	December 31, 2020	Pct	December 31, 2019	Pct
Petroleum and gas	$12,117,050	37.9%	$9,530,098	36.9%
Electrical and Mechanical	16,185,565	50.6%	12,912,443	50.0%
Water, Sewer, and other	3,707,181	11.5%	3,400,766	13.1%
Total	$32,009,796	100.0%	$25,843,307	100.0%

Gross Profit
	Three Months Ended		Three Months Ended
	December 31, 2020	Pct	December 31, 2019	Pct
Petroleum and gas	$2,427,412	85.4%	$1,748,249	74.2%
Electrical and Mechanical	1,005,684	35.4%	670,114	28.4%
Water, Sewer, and other	660,939	23.2%	910,506	38.6%
Unallocated equipment and tool shop	(1,250,976)	-44.0%	(972,127)	-41.2%
Total	$2,843,059	100.0%	$2,356,742	100.0%

Gross profit percentage	8.9%		9.1%

Selling and administrative expenses. Total selling and administrative expenses increased by $1.0 million or 38.5% to $3.6 million for the three months ended December 31, 2020 from $2.6 million for the same period in 2019.

The increase in selling and administrative expenses was primarily related to higher salary and burden costs during the three months ended December 31, 2020 compared to the same period in 2019. Incentive compensation at the Company’s C.J. Hughes subsidiary increased by $481,000 in the three months ended December 31, 2020 compared to the same period in 2019. The overall increase in selling and administrative expense, including the increase in incentive compensation, relates to an initiative launched by C.J. Hughes to increase and incentivize operational talent within the company and increase revenue and profit margins.

Interest Expense. Interest expense decreased by $110,000 or 59.0% to $77,000 for the three months ended December 31, 2020 from $187,000 for the same period in 2019.

This decrease in interest expense for the three months ended December 31, 2020 was primarily due to less long-term debt outstanding compared to the same period in 2019. This primarily relates to a $10.0 million term note that was paid off in January 2020.

Net loss. Loss before income taxes was ($648,000) for the three months ended December 31, 2020, compared to loss before income taxes of ($111,000) for the same period in 2019. The loss before income taxes for the respective periods were due to the items mentioned above.

Income tax benefit for the three months ended December 31, 2020 was ($69,000) compared to income tax benefit of ($36,000) for the same period in 2019. The higher income tax benefit for the three months ended December 31, 2020, was primarily due to a decrease in taxable income as compared to the same period in 2019.

The effective income tax rate for the three months ended December 31, 2020 was (9.7%), as compared to (33.0%) for the same period in 2019Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income and non-deductible expenses. Per diem paid to employees on construction projects is only partially deductible from taxable income and can have a significant impact on the effective tax rate.

Dividends on preferred stock for the three months ended December 31, 2020 and 2019 were $77,250.

Net loss available to common shareholders for the three months ended December 31, 2020 was ($725,000) compared to net loss available to common shareholders of ($151,000) for the same period in 2019.

Comparison of Financial Condition at December 31, 2020 and September 30, 2020

The Company had total assets of $61.7 million at December 31, 2020, an increase of $3.5 million from the prior fiscal year end balance of $58.2 million. Goodwill and acquired intangible assets resulting from the West Virginia Pipeline acquisition totaled $4.5 million at December 31, 2020, an increase of $4.5 million from the prior fiscal year end. The Company had property, plant and equipment of $19.0 million at December 31, 2020, an increase of $2.6 million from the prior fiscal year end balance of $16.4 million. The increase was due to $3.7 million in property, plant and equipment acquisitions, of which $1.9 million related to the acquisition of West Virginia Pipeline, partially offset by depreciation of $1.1 million. Cash and cash equivalents totaled $12.3 million at December 31, 2020, an increase of $1.1 million from the prior fiscal year end balance of $11.2 million. The increase was primarily due to the decrease in accounts receivable. Accounts receivable, which totaled $17.1 million at December 31, 2020, decreased by $1.1 million from the prior fiscal year end balance of $18.2 million. The decrease was primarily due to the collection of receivables from September 30, 2020. Contract assets totaled $4.4 million at December 31, 2020, a decrease of $2.1 million from the prior fiscal year end balance of $6.5 million. The decrease was due to a difference in the timing of project billings at December 31, 2020 compared to September 30, 2020. Retainages receivable totaled $1.7 million at December 31, 2020, a decrease of $825,000 from the prior fiscal year end balance of $2.5 million. The decrease was due to the timing of retainage billings and receipts compared to September 30, 2020. Prepaid expenses and other totaled $2.8 million at December 31, 2020, a decrease of $576,000 from the prior fiscal year end balance of $3.3 million. The decrease was primarily due to a reduction in prepaid insurance that was expensed during the three months ended December 31, 2020.

The Company had total liabilities of $36.6 million at December 31, 2020, an increase of $4.3 million from the prior fiscal year end balance of $32.3 million. Lines of credit and short-term borrowings totaled $3.5 million at December 31, 2020, an increase of $3.0 million from the prior fiscal year end balance of $510,000. The increase was primarily due to net line of credit borrowings of $3.5 million, partially offset by net short-term borrowing repayments related to insurance premiums financed of $510,000. Long-term debt totaled $18.1 million at December 31, 2020, an increase of $2.8 million from the prior fiscal year end balance of $15.3 million. The increase in long-term debt was due to the $3.0 million note payable related to the West Virginia Pipeline acquisition, partially offset by scheduled debt payments. Accounts payable totaled $5.8 million at December 31, 2020, an increase of $561,000 from the prior fiscal year end balance of $5.2 million. The increase was due to the timing of accounts payable payments as compared to September 30, 2020. Contract liabilities totaled $3.7 million at December 31, 2020, a decrease of $1.2 million from the prior fiscal year end total of $4.9 million. The decrease was due to a difference in the timing of project billings at December 31, 2020 compared to at September 30, 2020. Accrued expenses and other current liabilities totaled $3.3 million at December 31, 2020, a decrease of $981,000 from the prior fiscal year end balance of $4.2 million. The decrease was primarily due to the payment of accrued expenses in the three months ended December 31, 2020. Deferred tax liabilities totaled $2.2 million at December 31, 2020, a decrease of $43,000 from the prior fiscal year end balance of $2.3 million. The decrease was primarily related temporary book loss versus tax loss differences for the three months ended December 31, 2020.

Shareholders’ equity was $25.1 million at December 31, 2020, a decrease of $725,000 from the prior fiscal year end balance of $25.8 million. This decrease was due to the net loss available to common shareholders of ($725,000) for the three months ended December 31, 2020.

Liquidity and Capital Resources

Indebtedness

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 monthly. The interest rate on this loan agreement is 4.82% with monthly payments of $7,800. The interest rate on this note is subject to change from time to time based on changes in The U.S. Treasury yield, adjusted to a constant maturity of three years as published by the Federal Reserve weekly. As of December 31, 2020, the Company had made principal payments of $244,000. The loan is collateralized by the building purchased under this agreement.

On September 16, 2015, the Company entered into a $2.5 million Non-Revolving Note agreement with United Bank, Inc. This six-year agreement gave the Company access to a $2.5 million line of credit (“Equipment Line of Credit”), specifically for the purchase of equipment, for the period of one year with an interest rate of 5.0%. After the first year, all borrowings against the Equipment Line of Credit were converted to a five-year term note agreement with an interest rate of 5.0%. As of December 31, 2020, the Company had borrowed $2.46 million against this note and made principal payments of $2.1 million. The loan is collateralized by the equipment purchased under this agreement.

On November 13, 2015, the Company entered into a 10-year $1.1 million loan agreement with United Bank, Inc. to purchase the fabrication shop and property Nitro had previously been leasing for $12,900 each month. The interest rate on the new loan agreement is 4.25% with monthly payments of $11,602. As of December 31, 2020, the Company had made principal payments of $493,000. The loan is collateralized by the building and property purchased under this agreement.

On June 28, 2017, the Company entered into a $5.0 million Non-Revolving Note agreement with United Bank, Inc. This five-year agreement gave the Company access to a $5.0 million line of credit (“Equipment Line of Credit 2017”), specifically for the purchase of equipment, for a period of three months with an interest rate of 4.99%. After three months, all borrowings against the Equipment Line of Credit 2017 were converted to a five-year term note agreement with an interest rate of 4.99%. As of December 31, 2020, the Company had borrowed $5.0 million against this note and made principal payments of $3.3 million. The loan is collateralized by the equipment purchased under this agreement.

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

On December 31, 2020, West Virginia Pipeline Acquisition Company, later renamed West Virginia Pipeline, Inc., entered into a $3.0 million sellers’ note agreement with David and Daniel Bolton for the remaining purchase price of West Virginia Pipeline, Inc. As part of the $6.5 million acquisition, the acquisition company paid $3.5 million in cash in addition to the note. The unsecured five-year term note requires equal annual payments with a fixed interest rate of 3.25%.

Paycheck Protection Program Loans

Due to the economic uncertainties created by COVID-19 and the limited operating funds available, the Company applied for loans under the Paycheck Protection Program (“PPP”). On April 15, 2020, Energy Services of America Corporation and subsidiaries C.J. Hughes Construction Company, Contractors Rental Corporation and Nitro Construction Services, Inc. entered into separate Paycheck Protection Program Notes effective April 7, 2020 with United Bank, Inc. as the lender (“Lender”) in an aggregate principal amount of $13,139,100 pursuant to the PPP (collectively, the “PPP Loan”). In a special meeting held on April 27, 2020, the Board of Directors of the Company unanimously voted to return $3.3 million of the PPP Loan funds after discussing the financing needs of the Company and subsidiaries. That left the Company and subsidiaries with $9.8 million in PPP Loans to fund operations. The Company had used all the available PPP Loan funds as of December 31, 2020 and is in the process of filing for loan forgiveness with its Lender. Any portion of the loan that is not forgiven will be converted to a five-year note with 1.0% interest.

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

Operating Line of Credit

On July 30, 2020, the Company received a one-year extension on its line of credit (“Operating Line of credit (2020)”) effective June 28, 2020. The $15.0 million revolving line of credit has a $12.5 million component and a $2.5 million component, each with separate borrowing requirements. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%. The line of credit expires on June 28, 2021. Based on the borrowing base calculation, the Company was able to borrow up to $9.9 million as of December 31, 2020. The Company had $3.5 million in borrowings on the line of credit, leaving $6.4 million available on the line of credit as of December 31, 2020. Based on the borrowing base calculation, the Company was able to borrow up to $11.1 million as of September 30, 2020. The Company had no borrowings on the line of credit, leaving $11.1 million available on the line of credit as of September 30, 2020.

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

Under the terms of the agreement, the Company must meet the following loan covenants to access the first $12.5 million:

1.	Minimum tangible net worth of $19.0 million to be measured quarterly,
2.	Minimum traditional debt service coverage of 1.25x to be measured quarterly on a rolling twelve- month basis,
3.	Minimum current ratio of 1.50x to be measured quarterly,
4.	Maximum debt to tangible net worth ratio (“TNW”) of 2.0x to be measured semi-annually,
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

The Company believes it was in compliance with all covenants for the $12.5 million component of Operating Line of Credit (2020) at December 31, 2020.

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

The Company rents equipment for use on construction projects with rental agreements being week to week or month to month. Rental expense can vary by fiscal year due to equipment requirements on construction projects and the availability of Company owned equipment. Rental expense, which is included in cost of goods sold on the Consolidated Income Statement, was $1.0 million and $788,000 for the three months ended December 31, 2020 and 2019, respectively.

Letters of Credit

Certain of our customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors and vendors on various customer projects. At December 31, 2020, the Company did not have any letters of credit outstanding.

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

The ability to obtain bonding for future contracts is an important factor in the contracting industry with respect to the type and number of contracts that can be bid. Depending upon the size and conditions of a contract, the Company may be required to post letters of credit or other collateral in favor of the insurer. Posting of these letters or other collateral will reduce our borrowing capabilities. The Company does not anticipate any claims against outstanding performance bonds in the foreseeable future. At December 31, 2020, the Company had $5.7 million in performance bonds outstanding.

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

 Please see the tables below for customers that represent 10.0% or more of the Company’s revenue or accounts receivable net of retention for the three months ended December 31, 2020 and 2019:

	Three Months Ended
Revenue	December 31, 2020	December 31, 2019
TransCanada Corporation	13.7%	*
All other	86.3%	100.0%
Total	100.0%	100.0%

* Less than 10.0% and included in "All other" if applicable

	At
Accounts receivable net of retention	December 31, 2020	December 31, 2019
WV American Water	11.7%	15.0%
KY American Water	10.3%	*
All other	78.0%	85.0%
Total	100.0%	100.0%

* Less than 10.0% and included in "All other" if applicable

Litigation

In February 2018, the Company filed a lawsuit against a former customer related to a dispute over changes on a pipeline construction project. The Company is seeking $10.0 million in the lawsuit, none of which has been recognized in the Company’s financial statements. Although no trial date has been set, the Company expects the case to go to trial in fiscal year 2021 barring a mediation settlement between the parties. Other than described above, at December 31, 2020, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At December 31, 2020, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 each month. Mr. Douglas Reynolds, President of Energy Services, was a director and secretary of First Bank of Charleston. Mr. Samuel Kapourales, a director of Energy Services, was also a director of First Bank of Charleston. On October 15, 2018, First Bank of Charleston was merged into Premier Bank, Inc., a wholly owned subsidiary of Premier Financial Bancorp, Inc. Mr. Marshall Reynolds, Chairman of the Board of Energy Services, holds the same position with Premier Financial Bancorp Inc. Mr. Neal Scaggs is a director of Energy Services and holds the same position with Premier Financial Bancorp, Inc. Mr. Douglas Reynolds is the president and a director of Energy Services and a director of Premier Financial Bancorp, Inc. The interest rate on the loan agreement is 4.82% with monthly payments of $7,800. As of December 31, 2020, we have paid approximately $244,000 in principal and approximately $318,000 in interest since the beginning of the loan. There were no new material related party transactions entered into during the three months ended December 31, 2020.

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

Inflation

Due to relatively low levels of inflation during the three months ended December 31, 2020 and 2019, inflation did not have a significant effect on our results.

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

The accounting policies that were affected by Topic 606 and the changes thereto are as follows:

Revenue Recognition:

Our revenue is primarily derived from construction contracts that can span several quarters. We recognize revenue in accordance with Topic 606. Topic 606 provides for a five-step model for recognizing revenue from contracts with customers as follows:

1.	Identify the contract,

2.	Identify performance obligations,

3.	Determine the transaction price,

4.	Allocate the transaction price

5.	Recognize revenue.

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

The following factors may increase the likelihood or the magnitude of a revenue reversal:

•	The amount of consideration is highly susceptible to factors outside the entity’s influence,

•	The uncertainty is not expected to be resolved for a long period of time,

•	The entity’s experience with similar types of contracts is limited,

•	The entity has a practice of offering a broad range of price concessions or changing the payment terms frequently; and

•	The contract has a broad range of possible consideration amounts.

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

Contracts may require the Company to warranty that work is performed in accordance with the contract; however, the warranty is not priced separately, and the Company does not offer customers an option to purchase a warranty. As of December 31, 2020, the Company does not have a material amount of costs expensed that would otherwise be capitalized and amortized.

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

U.S. GAAP also prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or to be taken on a tax return. This evaluation is a two-step process.  First, the recognition process determines if it is more likely than not that a tax position will be sustained based on the merits of the tax position upon examination by the appropriate taxing authority.  Second, a measurement process is calculated to determine the amount of benefit/expense to recognize in the financial statements if a tax position meets the more likely than not recognition threshold.  The tax position is measured at the greatest amount of benefit/expense that is more likely than not of being realized upon ultimate settlement.  Any interest and penalty related to the unrecognized tax benefits, as the result of recognition of tax obligations resulting from uncertain tax positions, are included in the provision for income taxes. The Company had not recognized any uncertain tax positions at December 31, 2020.

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

Self-Insurance

The Company has its workers’ compensation, general liability and auto insurance through a captive insurance company. While the Company believes that this arrangement has been very beneficial in reducing and stabilizing insurance costs; the Company does have to maintain a surety deposit to guarantee payments of premiums. That account had a balance of $2.1 million as of December 31, 2020. Should the captive insurance company experience severe losses over an extended period, it could have a detrimental effect on the Company.

Current and Non-Current Accounts Receivable and Provision for Doubtful Accounts

The Company provides an allowance for doubtful accounts when collection of an account is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates relating to, among others, our customers’ access to capital, our customers’ willingness or ability to pay, general economic conditions and the ongoing relationship with the customers. While most of our customers are large well capitalized companies, should they experience material changes in their revenues and cash flows or incur other difficulties and not be able to pay the amounts owed, this could cause reduced cash flows and losses in excess of our current reserves. At December 31, 2020, the management review deemed that the allowance for doubtful accounts was adequate.

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

The Company rents equipment for use on construction projects with rental agreements being week to week or month to month. Rental expense can vary by fiscal year due to equipment requirements on construction projects and the availability of Company owned equipment. Rental expense, which is included in cost of goods sold on the Consolidated Income Statement, was $1.0 million and $788,000 for the three months ended December 31, 2020 and 2019, respectively.

Goodwill and other intangible assets

Assets acquired and liabilities assumed as part of a business acquisition are generally recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining fair value of identifiable assets, particularly intangibles, and liabilities acquired also requires management to make estimates, which are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis, including the identification of our reporting units, identification and allocation of the assets and liabilities to each of our reporting units and determination of fair value. In estimating the fair value of a reporting unit for the purposes of our annual or periodic impairment analyses, we make estimates and significant judgments about the future cash flows of that reporting unit. Our cash flow forecasts are based on assumptions that represent the highest and best use for our reporting units. Changes in judgment on these assumptions and estimates could result in further goodwill impairment charges.

New Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. ASU 2017-04 is effective for public business entities for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years. The update was issued to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Company has adopted ASU 2017-04 and it did not have a material impact on its financial statements or disclosure.

Subsequent Events

On January 5, 2021, the Company entered into a $3.0 million Non-Revolving Note agreement with United Bank, Inc. This five-year agreement gave the Company access to a $3.0 million line of credit (“Equipment Line of Credit 2021”), specifically for the purchase of equipment, for a period of twelve months with a variable interest rate initially established at 4.25% as based on the Prime Rate as published by The Wall Street Journal. After twelve months, all borrowings against the Equipment Line of Credit 2021 will be converted to a four-year term note agreement with a variable interest rate initially established at 4.25%. The loan will be collateralized by the equipment purchased under this agreement. As of February 12, 2021, the Company had not borrowed against this line of credit.

On December 21, 2020, the Company’s 401(k) plan (“Plan”) initiated a change in 401(k) third party administrators.  Contrary to industry-standard and without proper authorization from the Company, the departing third party administrator began to liquidate the collective trust holding shares of the Company’s stock on December 23, 2020.  The Company did not realize the liquidation had occurred until after it was complete and is investigating the departing third party administrator’s actions.  A total of 812,310 shares of Company stock in the collective trust was liquidated at a weighted price per share of approximately $1.12.  On February 10, 2021, the Company’s Board of Directors approved a plan to correct the departing third party administrator’s actions by making Plan participants whole for the appreciation in the Company’s stock price through a Qualified Non-Elective Contribution (“QNEC”) attributable to the 2021 Plan year.  The QNEC will allow for a one-time $651,000 contribution to the collective trust based on the $1.92 closing price of the Company’s stock on February 9, 2021.  Employees will have the option to leave their funds in the collective trust in order to repurchase Company stock or reallocate to a fund of their choice.

Management has evaluated subsequent events through February 16, 2021, the date which the financial statements were available for issue.  There have been no other material events during the period, other than noted above, that would either impact the results reflected in the report or the Company’s results going forward.

Outlook

The following statements are based on current expectations. These statements are forward looking, and actual results may differ materially.

As a contractor providing electrical, mechanical, HVAC and underground piping installation and maintenance services to customers in the petroleum, natural gas, public utilities and power industries, the Company and its subsidiaries are considered an “Essential Business” in the various states in which it operates. While it is unknown how long the COVID-19 virus will last and what the complete financial effect will be to the Company, the coronavirus outbreak is expected to have a significant effect on the Company's 2021 operating results. As of December 31, 2020, many of the Company’s existing customers had resumed projects that were affected by the March 2020 shutdowns. As a result, the Company has increased its employment level of construction personnel as compared to March 31, 2020. Given the uncertainty regarding the spread of this coronavirus, the related financial impact on the Company’s results of operations, financial position, and liquidity or capital resources cannot be reasonably estimated at this time.

Currently, the Company is receiving bid opportunities from existing and potentially new customers. However, with potential economic uncertainties, such as a worsening of the COVID-19 pandemic, the continued depressed prices of oil and natural gas and the potential impact of environmental regulations, the demand for our customers’ projects could wane and their ability to fund planned projects could be reduced. Also, a shortage of qualified labor could lead to inefficient production and could make bidding and managing projects more difficult. The Company’s backlog at December 31, 2020 was $55.2 million, which included the newly acquired West Virginia Pipeline subsidiary. While adding additional projects appears likely, no assurances can be given that the Company will be successful in bidding on projects that become available. Moreover, even if the Company obtains contracts, there can be no guarantee that the projects will go forward.

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

There has been no change in Energy Services of America Corporation’s internal control over financial reporting during Energy Services of America Corporation’s first quarter of fiscal year 2021 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

In February 2018, the Company filed a lawsuit against a former customer related to a dispute over changes on a pipeline construction project. The Company is seeking $10.0 million in the lawsuit, none of which has been recognized in the Company’s financial statements. Although no trial date has been set, the Company expects the case to go to trial in fiscal year 2021 barring a mediation settlement between the parties. Other than described above, at December 31, 2020, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At December 31, 2020, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. Risk Factors

Please see the information disclosed in the “Risk Factors” section of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on January 4, 2021. There have been no material changes to the risk factors since the filing of the Annual Report on Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of equity securities during the period covered by the report.

(b) None.

(c) There were no repurchases of Energy Services of America Corporation’s shares of its common stock during the three months ended December 31, 2020.

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

ENERGY SERVICES OF AMERICA CORPORATION

Date: February 16, 2021	By:	/s/ Douglas V. Reynolds
Douglas V. Reynolds
Chief Executive Officer

Date: February 16, 2021	By:	/s/ Charles P. Crimmel
Charles P. Crimmel
Chief Financial Officer