Form 10-Q
period 2021-03-31
Energy Services of America CORP
filed 2021-05-12
CIK 1357971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021.

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

As of May 11, 2021, there were 13,621,406 outstanding shares of the Registrant’s Common Stock.

Part 1. Financial Information

Item 1. Financial Statements (Unaudited):

Energy Services of America Corporation

Consolidated Balance Sheets

	March 31,	September 30,
	2021	2020
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$6,082,924	$11,216,820
Accounts receivable-trade	18,383,057	18,246,989
Allowance for doubtful accounts	(70,310)	(70,310)
Retainages receivable	1,760,823	2,483,809
Other receivables	354,360	9,458
Contract assets	4,287,781	6,545,863
Prepaid expenses and other	4,865,559	3,338,943
Total current assets	35,664,194	41,771,572

Property, plant and equipment, at cost	56,293,134	53,324,843
less accumulated depreciation	(36,219,020)	(36,933,129)
Net fixed assets	20,074,114	16,391,714

Acquired intangible assets, net	300,000	-
Goodwill	4,220,828	-

Total assets	$60,259,136	$58,163,286

Liabilities and shareholders' equity
Current liabilities
Current maturities of long-term debt	$4,840,467	$4,028,900
Lines of credit and short term borrowings	5,650,520	509,843
Accounts payable	4,881,142	5,222,222
Accrued expenses and other current liabilities	3,199,890	4,237,172
Contract liabilities	3,499,764	4,851,900
Total current liabilities	22,071,783	18,850,037

Long-term debt, less current maturities	12,663,055	11,233,705
Deferred income taxes payable	1,813,902	2,255,515
Total liabilities	36,548,740	32,339,257

Shareholders' equity

Preferred stock, $.0001 par value
Authorized 1,000,000 shares, 206 issued at March 31, 2021 and September 30, 2020	-	-

Common stock, $.0001 par value
Authorized 50,000,000 shares 14,839,836 issued and 13,621,406 outstanding at March 31, 2021 and September 30, 2020	1,484	1,484

Treasury stock, 1,218,430 shares at March 31, 2021 and September 30, 2020	(122)	(122)

Additional paid in capital	60,670,699	60,670,699
Retained deficit	(36,961,665)	(34,848,032)
Total shareholders' equity	23,710,396	25,824,029

Total liabilities and shareholders' equity	$60,259,136	$58,163,286

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Income

Unaudited

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2021	2020	2021	2020
Revenue	$25,605,412	$18,072,400	$57,615,208	$43,915,707

Cost of revenues	23,731,889	18,001,931	52,898,626	41,488,496

Gross profit	1,873,523	70,469	4,716,582	2,427,211

Selling and administrative expenses	3,823,913	2,345,509	7,419,743	4,941,281
Loss from operations	(1,950,390)	(2,275,040)	(2,703,161)	(2,514,070)

Other income (expense)
Interest income	4	-	151,769	53,249
Other nonoperating expense	(32,887)	(42,741)	(85,510)	(76,679)
Interest expense	(142,993)	(112,017)	(219,510)	(298,862)
Gain on sale of equipment	479,269	223,775	492,311	519,766
	303,393	69,017	339,060	197,474

Loss before income taxes	(1,646,997)	(2,206,023)	(2,364,101)	(2,316,596)

Income tax benefit	(335,526)	(511,412)	(404,968)	(547,871)

Net loss	(1,311,471)	(1,694,611)	(1,959,133)	(1,768,725)

Dividends on preferred stock	77,250	77,250	154,500	154,500

Loss available to common shareholders	$(1,388,721)	$(1,771,861)	$(2,113,633)	$(1,923,225)

Weighted average shares outstanding-basic	13,621,406	13,783,546	13,621,406	13,877,243

Weighted average shares-diluted	13,621,406	13,783,546	13,621,406	13,877,243

Loss per share available to common shareholders	$(0.102)	$(0.129)	$(0.155)	$(0.139)

Loss per share-diluted available to common shareholders	$(0.102)	$(0.129)	$(0.155)	$(0.139)

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Cash Flows

Unaudited

	Six Months Ended	Six Months Ended
	March 31,	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,959,133)	$(1,768,725)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

Depreciation expense	2,235,844	2,217,791
Gain on sale of equipment	(492,311)	(519,766)
Provision for deferred taxes	216,961	(97,483)
(Increase) decrease in contracts receivable	(136,068)	11,942,702
Decrease in retainage receivable	722,986	496,546
Increase in other receivables	(344,902)	(400)
Decrease in contract assets	2,258,082	3,535,112
Increase in prepaid expenses	(1,526,616)	(2,221,365)
(Decrease) increase in accounts payable	(341,080)	589,319
Decrease in accrued expenses	(1,695,856)	(2,063,992)
Decrease in contract liabilities	(1,352,136)	(419,476)
Net cash (used in) provided by operating activities	(2,414,229)	11,690,263

Cash flows from investing activities:
Acquisition of West Virginia Pipeline, net of cash received of $250,000	(3,249,999)
Investment in property and equipment	(3,763,781)	(2,008,710)
Proceeds from sales of property and equipment	536,987	657,269
Net cash used in investing activities	(6,476,793)	(1,351,441)

Cash flows from financing activities:
Dividends on common stock	-	(696,117)
Preferred dividends paid	(154,500)	(154,500)
Treasury stock purchased by company	-	(238,106)
Borrowings on lines of credit and short term debt, net of (repayments)	5,140,677	(486,337)
Principal payments on long term debt	(1,229,051)	(9,291,626)
Net cash provided by (used in) financing activities	3,757,126	(10,866,686)

Decrease in cash and cash equivalents	(5,133,896)	(527,864)
Cash and cash equivalents beginning of period	11,216,820	4,578,275
Cash and cash equivalents end of period	$6,082,924	$4,050,411

Supplemental schedule of noncash investing and financing activities:
Purchases of property& equipment under financing agreements	$349,139	$626,384
Insurance premiums financed	$3,213,402	$3,063,543
Accrued dividends on preferred stock	$77,250	$77,250

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$219,510	$298,862
Income taxes	$229,611	$139,600

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Changes in Shareholders’ Equity

For the six months ended March 31, 2021 and 2020

						Total
	Common Stock		Additional Paid	Retained	Treasury	Shareholders'
	Shares	Amount	in Capital	Deficit	Stock	Equity
Balance at September 30, 2019	13,924,789	$1,484	$60,938,896	$(36,275,932)	$(91)	$24,664,357

Net loss	-	-	-	(1,768,725)	-	(1,768,725)

Preferred dividends	-	-	-	(154,500)	-	(154,500)

Dividends on common stock ($0.05 per share on 13,922,336 shares; 317,500 common shares are part of preferred units and were not eligible for the common dividend)	-	-	-	(696,117)	-	(696,117)

Treasury stock purchased by company	(267,780)	-	(238,079)	-	(27)	(238,106)

Balance at March 31, 2020	13,657,009	$1,484	$60,700,817	$(38,895,274)	$(118)	$21,806,909

Balance at September 30, 2020	13,621,406	$1,484	$60,670,699	$(34,848,032)	$(122)	$25,824,029

Net loss	-	-	-	(1,959,133)	-	(1,959,133)

Preferred dividends	-	-	-	(154,500)	-	(154,500)

Balance at March 31, 2021	13,621,406	$1,484	$60,670,699	$(36,961,665)	$(122)	$23,710,396

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND ORGANIZATION

Energy Services of America Corporation (“Energy Services” or the “Company”) is a contractor and service company that operates primarily in the mid-Atlantic region of the United States and provides services to customers in the natural gas, petroleum, water distribution, automotive, chemical and power industries. C.J. Hughes Construction Company, Inc. (“C.J. Hughes”), a wholly owned subsidiary of the Company, is a general contractor primarily engaged in pipeline construction for utility companies. Contractors Rental Corporation (“Contractors Rental”), a wholly owned subsidiary of C.J. Hughes, provides union building trade employees for projects managed by C.J. Hughes. Nitro Construction Services, Inc. (“Nitro”), a wholly owned subsidiary of C.J. Hughes, provides electrical, mechanical, HVAC/R and fire protection services to customers primarily in the automotive, chemical and power industries. Pinnacle Technical Solutions, Inc. (“Pinnacle”), a wholly owned subsidiary of Nitro, operates as a data storage facility within Nitro’s office building. Pinnacle is supported by Nitro and has no employees of its own. All C.J. Hughes, Nitro, and Contractors Rental construction personnel are union members of various related construction trade unions and are subject to collective bargaining agreements that expire at varying time intervals.

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

On March 22, 2021, the Company established a new wholly owned subsidiary, SQP Construction Group, Inc. (“SQP”), that will operate as a general contractor primarily in West Virginia, Ohio, and Kentucky. SQP will primarily engage in the construction and renovation of buildings and other civil construction projects. As a general contractor, SQP will manage the overall construction project and subcontract most of the work. SQP had not been awarded any projects as of March 31, 2021. The Company did not incur significant expenses in setting up the new subsidiary for the three and six months ended March 31, 2021.

The Company’s stock is quoted under the symbol “ESOA” on the OTC QB marketplace operated by the OTC Markets Group.

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto for the years ended September 30, 2020 and 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on January 4, 2021. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the interim financial reporting rules and regulations of the SEC. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and six months ended March 31, 2021 and 2020 are not necessarily indicative of the results to be expected for the full year or any other interim period.

Principles of Consolidation

The consolidated financial statements of Energy Services include the accounts of Energy Services, its wholly owned subsidiaries West Virginia Pipeline, SQP and C.J. Hughes and its subsidiaries, Contractors Rental, Nitro, and Pinnacle. All significant intercompany accounts and transactions have been eliminated in the consolidation. Unless the context requires otherwise, references to Energy Services include Energy Services, West Virginia Pipeline, SQP, and C.J. Hughes and its subsidiaries.

2. REVENUE RECOGNITION

Our revenue is primarily derived from construction contracts that can span several quarters. We recognize revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606” or “Topic 606”) which provides for a five-step model for recognizing revenue from contracts with customers as follows:

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

3. DISAGGREGATION OF REVENUE

We disaggregate our revenue based on our operating groups and contract types as it is the format that is regularly reviewed by management. Our reportable operating groups are: Gas & Water Distribution, Gas & Petroleum Transmission, and Electrical & Mechanical services. The operating groups for the three and six months ended March 31, 2020 have been revised to reflect the current presentation. Our contract types are: Lump Sum, Unit Price, Cost Plus and Time and Materials (“T&M”). The following tables present our disaggregated revenue for the three and six months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
	Gas & Water Distribution	Gas & Petroleum Transmission	Electrical & Mechanical	Total revenue from contracts
Lump sum contracts	$-	$-	$8,016,239	$8,016,239
Unit price contracts	8,184,326	2,763,768	-	10,948,094
Cost plus and T&M contracts	420,812	919,244	5,301,023	6,641,079
Total revenue from contracts	$8,605,138	$3,683,012	$13,317,262	$25,605,412

Earned over time	$6,147,794	$2,763,768	$13,042,833	$21,954,395
Earned at point in time	2,457,344	919,244	274,429	3,651,017
Total revenue from contracts	$8,605,138	$3,683,012	$13,317,262	$25,605,412

	Three Months Ended March 31, 2020
	Gas & Water Distribution	Gas & Petroleum Transmission	Electrical & Mechanical	Total revenue from contracts
Lump sum contracts	$-	$-	$7,376,887	$7,376,887
Unit price contracts	4,331,674	3,160,749	-	7,492,423
Cost plus and T&M contracts	59,684	-	3,143,406	3,203,090
Total revenue from contracts	$4,391,358	$3,160,749	$10,520,293	$18,072,400

Earned over time	$2,761,465	$3,044,321	$10,375,828	$16,181,614
Earned at point in time	1,629,893	116,428	144,465	1,890,786
Total revenue from contracts	$4,391,358	$3,160,749	$10,520,293	$18,072,400

	Six Months Ended March 31, 2021
	Gas & Water Distribution	Gas & Petroleum Transmission	Electrical & Mechanical	Total revenue from contracts
Lump sum contracts	$-	$-	$19,682,870	$19,682,870
Unit price contracts	15,315,965	11,166,360	-	26,482,325
Cost plus and T&M contracts	420,812	1,209,244	9,819,957	11,450,013
Total revenue from contracts	$15,736,777	$12,375,604	$29,502,827	$57,615,208

Earned over time	$9,854,975	$11,166,360	$29,056,588	$50,077,923
Earned at point in time	5,881,802	1,209,244	446,239	7,537,285
Total revenue from contracts	$15,736,777	$12,375,604	$29,502,827	$57,615,208

	Six Months Ended March 31, 2020
	Gas & Water Distribution	Gas & Petroleum Transmission	Electrical & Mechanical	Total revenue from contracts
Lump sum contracts	$-	$-	$14,825,399	$14,825,399
Unit price contracts	12,014,049	8,127,392	-	20,141,441
Cost plus and T&M contracts	225,102	116,428	8,607,337	8,948,867
Total revenue from contracts	$12,239,151	$8,243,820	$23,432,736	$43,915,707

Earned over time	$8,058,791	$8,127,392	$22,975,533	$39,161,716
Earned at point in time	4,180,360	116,428	457,203	4,753,991
Total revenue from contracts	$12,239,151	$8,243,820	$23,432,736	$43,915,707

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

During the six months ended March 31, 2021, we recognized revenue of $4.8 million that was included in the contract liability balance at September 30, 2020.

Accounts receivable-trade, net of allowance for doubtful accounts, retentions receivable, contract assets and contract liabilities consisted of the following:

	September 30, 2020	March 31, 2021	Change
Accounts receivable-trade, net of allowance for doubtful accounts	$18,176,679	$18,312,747	$136,068

Contract assets Cost and estimated earnings in excess of billings	$6,545,863	$4,287,781	$(2,258,082)

Contract liabilities Billings in excess of cost and estimated earnings	$4,851,900	$3,499,764	$(1,352,136)

5. PERFORMANCE OBLIGATIONS

The Company provides construction services that can be classified into several groups: Gas & Water Distribution, Gas & Petroleum Transmission, and Electrical & Mechanical services. Generally, our contracts contain one performance obligation that is satisfied over time because our performance typically creates or enhances an asset that the customer controls as the asset is created or enhanced. We recognize revenue as performance obligations are satisfied and control of the promised good and service is transferred to the customer. Revenue is ordinarily recognized over time as control is transferred to the customers by measuring the progress toward complete satisfaction of the performance obligation(s) using an input (i.e., “cost-to-cost”) method. Under the cost-to-cost method, costs incurred to-date are generally the best depiction of transfer of control. All contract costs, including those associated with affirmative claims, change orders and back charges, are recorded as incurred and revisions to estimated total costs are reflected as soon as the obligation to perform is determined. Contract costs consist of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs and equipment expense (primarily depreciation, fuel, maintenance and repairs).

During the six months ended March 31, 2021, we recognized revenue of $1.0 million as a result of changes in contract transaction price related to performance obligations that were satisfied prior to September 30, 2020. The changes in contract transaction price were from items such as changes in projected profit, executed or estimated change orders, and unresolved contract modifications and claims.

The Company does not sell warranties for its construction services. At March 31, 2021, the Company had $10.9 million in remaining unsatisfied performance obligations, in which revenue is expected to be recognized in less than twelve months.

6. UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts as of March 31, 2021 and September 30, 2020 are summarized as follows:

	March 31,	September 30,
	2021	2020
Costs incurred on contracts in progress	$82,698,769	$74,996,405
Estimated earnings, net of estimated losses	13,615,292	16,067,668
	96,314,061	91,064,073
Less billings to date	95,526,044	89,370,110
	$788,017	$1,693,963

Costs and estimated earnings in excess of billed on uncompleted contracts	$4,287,781	$6,545,863

Less billings in excess of costs and estimated earnings on uncompleted contracts	3,499,764	4,851,900

	$788,017	$1,693,963

Backlog at March 31, 2021 and September 30, 2020 was $61.2 million and $63.8 million, respectively.

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

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed-rate debt to unrelated parties was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates for bank loans with similar terms and maturities. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $18.7 million at March 31, 2021 was $17.9 million. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $15.8 million at September 30, 2020 was $14.8 million.

All receivables and payables are carried at net realizable value which approximates fair value because of their short duration to maturity.

8. LOSS PER SHARE

The amounts used to compute the loss per share for the three and six months ended March 31, 2021 and 2020 are summarized below.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2021	2020	2021	2020
Net loss	$(1,311,471)	$(1,694,611)	$(1,959,133)	$(1,768,725)

Dividends on preferred stock	77,250	77,250	154,500	154,500

Net loss available to common shareholders	$(1,388,721)	$(1,771,861)	$(2,113,633)	$(1,923,225)

Weighted average shares outstanding-basic	13,621,406	13,783,546	13,621,406	13,877,243

Weighted average shares-diluted	13,621,406	13,783,546	13,621,406	13,877,243

Loss per share available to common shareholders	$(0.102)	$(0.129)	$(0.155)	$(0.139)

Loss per share available to common shareholders-diluted	$(0.102)	$(0.129)	$(0.155)	$(0.139)

9. INCOME TAXES

The components of income taxes are as follows:

	Three Months Ended March 31,
	2021	2020
Federal
Current	$(406,343)	$(405,543)
Deferred	145,533	6,642
Total	$(260,810)	$(398,901)

State
Current	$(116,382)	$(114,383)
Deferred	41,666	1,872
Total	$(74,716)	$(112,511)

Total income tax benefit	$(335,526)	$(511,412)

	Six Months Ended March 31,
	2021	2020
Federal
Current	$(483,723)	$(351,303)
Deferred	168,747	(76,036)
Total	$(314,976)	$(427,339)

State
Current	$(138,206)	$(99,085)
Deferred	48,214	(21,447)
Total	$(89,992)	$(120,532)

Total income tax benefit	$(404,968)	$(547,871)

The effective income tax rate for the three months ended March 31, 2021 was (20.4%), as compared to (23.2%) for the same period in 2020. The effective income tax rate for the six months ended March 31, 2021 was (17.1%), as compared to (23.6%) for the same period in 2020. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income and non-deductible expenses. Per diem paid to employees on construction projects is only partially deductible from taxable income and can have a significant impact on the effective tax rate.

The income tax effects of temporary differences giving rise to the deferred tax assets and liabilities are as follows:

	March 31,	September 30,
	2021	2020
Deferred income tax liabilities
Long-term
Property and equipment	$2,917,193	$2,746,331
Total deferred income tax liabilities	$2,917,193	$2,746,331

Deferred income tax assets
Long-term
Other	$445,371	$490,816
Net operating loss carryforward	657,920	-
Total deferred income tax assets	$1,103,291	$490,816

Total net deferred income tax liabilities	$1,813,902	$2,255,515

The Company and all subsidiaries file a consolidated federal and various state income tax returns on a fiscal year basis. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations for years ended prior to September 30, 2017.

The Company does not believe that it has any unrecognized tax benefits included in its consolidated financial statements that require recognition. The Company has not had any settlements in the current period with taxing authorities, nor has it recognized tax benefits as a result of a lapse of the applicable statute of limitations. The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if applicable, in selling and administrative expenses.

10. SHORT-TERM AND LONG-TERM DEBT

Short-term debt consists of the following:

On July 30, 2020, the Company received a one-year extension on its line of credit (“Operating Line of credit (2020)”) effective June 28, 2020. The $15.0 million revolving line of credit has a $12.5 million component and a $2.5 million component, each with separate borrowing requirements. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%. The line of credit expires on June 28, 2021. Based on the borrowing base calculation, the Company was able to borrow up to $11.3 million as of March 31, 2021. The Company had $3.5 million in borrowings on the line of credit, leaving $7.8 million available on the line of credit as of March 31, 2021. The interest rate at March 31, 2021 was 4.99%. Based on the borrowing base calculation, the Company was able to borrow up to $11.1 million as of September 30, 2020. The Company had no borrowings on the line of credit, leaving $11.1 million available on the line of credit as of September 30, 2020. The interest rate at September 30, 2020 was 4.99%.

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

The Company believes it was in compliance with all covenants for the $12.5 million component of Operating Line of Credit (2020) at March 31, 2021.

The Company also finances insurance policy premiums on a short-term basis through a financing company. These insurance policies include workers’ compensation, general liability, automobile, umbrella, and equipment policies. It is typical that the Company makes a down payment in January and finances the remaining premium amount over ten monthly payments. In January 2021, the Company financed $3.2 million in insurance premiums. At March 31, 2021, the balance of the insurance premiums was $2.2 million.

A summary of short-term and long-term debt as of March 31, 2021 and September 30, 2020 is as follows:

	March 31,	September 30,
	2021	2020
Line of credit payable to bank, monthly interest at 4.99%, final payment due by June 28, 2021.	$3,500,000	$-

Notes payable to finance companies, due in monthly installments totaling $70,062 at March 31, 2021 and $44,781 at September 30, 2020, including interest ranging from 0.00% to 6.03%, final payments due April 2021 through August 2026, secured by equipment.	1,473,370	1,334,566

Note payable to finance company for insurance premiums financed, due in monthly installments totaling $272,000 in FY 2021 and $254,922 in FY 2020, including interest rate at 3.50%, final payment made November 2020.	2,150,520	509,843

Notes payable to bank, due in monthly installments totaling $7,799, including interest at 4.82%, final payment due November 2034 secured by building and property.	943,931	967,665

Notes payable to bank, due in monthly installments totaling $11,602, including interest at 4.25%, final payment due November 2025 secured by building and property.	588,097	644,172

Notes payable to bank for $9.8 million in Paycheck Protection Program ("PPP") loan funds. Payments on the five-year note are expected to begin in July 2021 if PPP loan repayment is not forgiven, due in monthly installments totaling $168,187, including interest at 1.0%, final payment due June 2025.	9,839,100	9,839,100

Notes payable to bank, due in monthly installments totaling $98,865, including interest at 4.99%, final payment due September 2022 secured by equipment.	1,434,956	1,983,911

Notes payable to bank, due in monthly installments totaling $46,482, including interest at 5.00%, final payment due September 2021 secured by equipment.	224,068	493,191

Notes payable to David and Daniel Bolton, due in annual installments totaling $600,000, including interest at 3.25%, final payment due December 31, 2026, unsecured	3,000,000	-

Total debt	23,154,042	15,772,448

Less current maturities	10,490,987	4,538,743

Total long term debt	$12,663,055	$11,233,705

The SBA has announced, in consultation with the Department of the Treasury, that it will review all loans in excess of $2 million, following the lender’s submission of the borrower’s loan forgiveness application. The SBA will be reviewing a borrower’s required certification that current economic uncertainty at the time of the loan made the PPP loan request necessary to support the ongoing operations of the Applicant. Borrowers must make this certification in good faith, taking into account their current business activity and their ability to access other sources of liquidity sufficient to support their ongoing operations in a manner that is not significantly detrimental to the business. The SBA has noted it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith, and such a company should be prepared to demonstrate to the SBA, upon request, the basis for its certification.

The Company’s lender approved its forgiveness applications and forwarded them to the SBA in early March 2021. The SBA has up to 90 days to reach a decision on forgiveness; however, the process could take longer due to the size of the loans or administrative backlog at the SBA. Any portion of the loan that is not forgiven will be converted to a five-year note with 1.0% interest.

11. ACQUISITION

On December 31, 2020, Energy Services completed an asset purchase of West Virginia Pipeline, which became a wholly owned subsidiary of Energy Services that operates as a gas and water distribution contractor primarily in southern West Virginia. Energy Services paid $3.5 million in cash and acquired a $3.0 million seller note with a term of five years with an interest rate of 3.25%. Previous owners, David Bolton and Daniel Bolton, have continued their roles as President and Vice President, respectively. The Company incurred approximately $150,000 in expenses related to the acquisition.

West Virginia Pipeline earned revenues of $1.2 million for the three months ended March 31, 2021. ASC 805-10-50-2 requires public companies that present comparative financial statements to present pro forma financial statements as though the business combination that occurred during the current fiscal year had occurred as of the beginning of the comparable prior annual reporting period. As allowed under ASC 805-10-50-2, the Company finds this information impracticable to provide for the interim periods presented due to the lack of availability of meaningful financial statements of the acquired company that comply with U.S. Generally Accepted Accounting Principles.

Energy Services accounts for business combinations under the acquisition method in accordance with ASC Topic 805, Business Combinations. Accordingly, for each transaction, the purchase price is allocated to the fair value of the assets acquired and liabilities assumed as of the date of the acquisition. In conjunction with the adoption of Accounting Standards Update (“ASU”) 2015-16, upon receipt of final fair value estimates during the measurement period, which must be within one year of the acquisition date, Energy Services records any adjustments to the preliminary fair value estimates in the reporting period in which the adjustments are determined. Energy Services is continuing to finalize the purchase price allocations related to the West Virginia Pipeline acquisition. Based on management's preliminary valuation of tangible and intangible assets acquired and liabilities assumed, the purchase price for the West Virginia Pipeline acquisition is allocated in the table below. These allocations are subject to change.

Goodwill	$4,220,829
Equipment and vehicles	1,565,000
Building	220,243
Land	64,757
Non-compete agreement	150,000
Customer list	150,000
Cash received in acquisition	250,000
Debt assumed in acquisition	(120,829)
Purchase price	$6,500,000

West Virginia Pipeline’s past financial performance, experienced management and workforce and relationships with its customers made it an attractive acquisition for the Company. Going back to 1963, West Virginia Pipeline has a long history of excellent work performance in southern West Virginia. Their geographic region compliments Energy Services as the two companies rarely competed for work previously. The $4.2 million in goodwill generated by the acquisition is largely the result of the high return on capital generated by West Virginia Pipeline. While West Virginia Pipeline will be managed separately from the Company’s other union operations, it is expected that relationships built by all the companies will help provide new opportunities within the organization.

12. SUBSEQUENT EVENTS

On April 30, 2021, the Company’s Nitro subsidiary completed the purchase of Revolt Energy, Inc. (“Revolt Energy”, a Delaware corporation located in Nitro, WV for $150,000. Revolt Energy will operate primarily in West Virginia as a solar installation division of Nitro. All employees of Revolt Energy agreed to employment with Nitro. Revolt’s construction workers are union members of the International Brotherhood of Electrical Workers and are subject to collective bargaining agreements that expire at varying time intervals.

Management has evaluated subsequent events through May 12, 2021, the date which the financial statements were available for issue.  There have been no other material events during the period, other than noted above, that would either impact the results reflected in the report or the Company’s results going forward.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of the financial condition and results of operations of Energy Services in conjunction with the “Financial Statements” appearing in this report as well as the historical financial statements and related notes contained elsewhere herein. Among other things, those historical consolidated financial statements include more detailed information regarding the basis of presentation for the following information. The term “Energy Services” refers to the Company, West Virginia Pipeline, SQP and C.J. Hughes and C.J. Hughes’ wholly owned subsidiaries on a consolidated basis.

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

Company Overview

Energy Services of America Corporation (“Energy Services” or the “Company”) is a contractor and service company that operates primarily in the mid-Atlantic region of the United States and provides services to customers in the natural gas, petroleum, water distribution, automotive, chemical and power industries. C.J. Hughes Construction Company, Inc. (“C.J. Hughes”), a wholly owned subsidiary of the Company, is a general contractor primarily engaged in pipeline construction for utility companies. Contractors Rental Corporation (“Contractors Rental”), a wholly owned subsidiary of C.J. Hughes, provides union building trade employees for projects managed by C.J. Hughes. Nitro Construction Services, Inc. (“Nitro”), a wholly owned subsidiary of C.J. Hughes, provides electrical, mechanical, HVAC/R and fire protection services to customers primarily in the automotive, chemical and power industries. Pinnacle Technical Solutions, Inc. (“Pinnacle”), a wholly owned subsidiary of Nitro, operates as a data storage facility within Nitro’s office building. Pinnacle is supported by Nitro and has no employees of its own. All C.J. Hughes, Nitro, and Contractors Rental construction personnel are union members of various related construction trade unions and are subject to collective bargaining agreements that expire at varying time intervals.

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

On March 22, 2021, the Company established a new wholly owned subsidiary, SQP Construction Group, Inc. (“SQP”), that will operate as a general contractor primarily in West Virginia, Ohio, and Kentucky. SQP will primarily engage in the construction and renovation of buildings and other civil construction projects. As a general contractor, SQP will manage the overall construction project and subcontract most of the work. SQP had not been awarded any projects as of March 31, 2021. The Company did not incur significant expenses in setting up the new subsidiary for the three and six months ended March 31, 2021.

Energy Services provides contracting services for utilities and energy related companies including gas distribution and transmission, petroleum, power, chemical, water & sewer and automotive industries. For the gas industry, the Company is primarily engaged in the construction, replacement and repair of natural gas pipelines and storage facilities for utility companies and private natural gas companies. Energy Services is involved in the construction of both interstate and intrastate pipelines, with an emphasis on the latter. For the oil industry, the Company provides a variety of services relating to pipeline, storage facilities and plant work. For the power, chemical, and automotive industries, the Company provides a full range of electrical and mechanical installations and repairs including substation and switchyard services, site preparation, equipment setting, pipe fabrication and installation, packaged buildings, transformers and other ancillary work with regards thereto. Energy Services’ other services include liquid pipeline construction, pump station construction, production facility construction, water and sewer pipeline installations, various maintenance and repair services and other services related to pipeline construction. The majority of the Company’s customers are located in West Virginia, Virginia, Ohio, Pennsylvania, and Kentucky.

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

Some of the procedures that the Company has implemented to help protect employees from COVID-19 exposure are guidelines for social distancing, office sanitation, hand washing, mask wearing, limited office admittance and immediate symptom reporting. The Company has provided personal protective equipment and hand-sanitizers to employees and has made arrangements for administrative personnel to work from home. The Company works closely with our customers to limit exposure risk and cooperate with symptom reporting and contact tracing. Construction employees are required to meet all procedures established by our customers in addition to the Company’s own procedures. The Company also followed the paid sick and expanded family and medical leave guidelines set forth in the Families First Coronavirus Response Act, which expired on December 31, 2020. As of March 31, 2021, the Company has not had significant issues with COVID-19 exposure among its employees.

As of March 31, 2021, most of the Company’s existing customers had resumed projects that were affected by the March 2020 shutdowns. As a result, the Company has increased its employment level of construction personnel as compared to March 31, 2020. Given the uncertainty regarding the spread of this coronavirus, the related financial impact on the Company’s results of operations, financial position, and liquidity or capital resources cannot be reasonably estimated at this time.

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

Three and Six Months Ended March 31, 2021 and 2020 Overview

The following is an overview of results from operations for the three and six months ended March 31, 2021 and 2020:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2021	2020	2021	2020
Revenue	$25,605,412	$18,072,400	$57,615,208	$43,915,707

Cost of revenues	23,731,889	18,001,931	52,898,626	41,488,496

Gross profit	1,873,523	70,469	4,716,582	2,427,211

Selling and administrative expenses	3,823,913	2,345,509	7,419,743	4,941,281
Loss from operations	(1,950,390)	(2,275,040)	(2,703,161)	(2,514,070)

Other income (expense)
Interest income	4	-	151,769	53,249
Other nonoperating expense	(32,887)	(42,741)	(85,510)	(76,679)
Interest expense	(142,993)	(112,017)	(219,510)	(298,862)
Gain on sale of equipment	479,269	223,775	492,311	519,766
	303,393	69,017	339,060	197,474

Loss before income taxes	(1,646,997)	(2,206,023)	(2,364,101)	(2,316,596)

Income tax benefit	(335,526)	(511,412)	(404,968)	(547,871)

Net loss	(1,311,471)	(1,694,611)	(1,959,133)	(1,768,725)

Dividends on preferred stock	77,250	77,250	154,500	154,500

Loss available to common shareholders	$(1,388,721)	$(1,771,861)	$(2,113,633)	$(1,923,225)

Weighted average shares outstanding-basic	13,621,406	13,783,546	13,621,406	13,877,243

Weighted average shares-diluted	13,621,406	13,783,546	13,621,406	13,877,243

Loss per share
available to common shareholders	$(0.102)	$(0.129)	$(0.155)	$(0.139)

Loss per share-diluted
available to common shareholders	$(0.102)	$(0.129)	$(0.155)	$(0.139)

Results of Operations for the Three and Six Months Ended March 31, 2021 Compared to the Three and Six Months Ended March 31, 2020

Revenues. A table comparing the Company’s revenues for the three and six months ended March 31, 2021 compared to the three and six months ended March 31, 2020 is below:

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020	Change	Pct.
Gas & Water Distribution	$8,605,138	$4,391,358	$4,213,780	96.0%
Gas & Petroleum Transmission	3,683,012	3,160,750	522,262	16.5%
Electrical & Mechanical	13,317,262	10,520,293	2,796,969	26.6%
Total	$25,605,412	$18,072,400	$7,533,012	41.7%

	Six Months Ended	Six Months Ended
	March 31, 2021	March 31, 2020	Change	Pct.
Gas & Water Distribution	$15,736,777	$12,239,151	$3,497,626	28.6%
Gas & Petroleum Transmission	12,375,604	8,243,821	4,131,783	50.1%
Electrical & Mechanical	29,502,827	23,432,736	6,070,091	25.9%
Total	$57,615,208	$43,915,707	$13,699,501	31.2%

Total revenues for the three and six months ended March 31, 2021 increased by $7.5 million and $13.7 million, respectively, compared to the same periods in 2020.

Gas & Water Distribution revenues totaled $8.6 million for the three months ended March 31, 2021, a $4.2 million increase from $4.4 million for the three months ended March 31, 2020. Gas & Water Distribution revenues totaled $15.7 million for the six months ended March 31, 2021, a $3.5 million increase from $12.2 million for the six months ended March 31, 2020. The increase was primarily related to the Company’s overall commitment to growing this line of business. Most of the work was from the Company’s blanket distribution contracts, but the Company did complete a highly successful gas distribution bid project during the three months ended March 31, 2021. West Virginia Pipeline, acquired on December 31, 2020, contributed revenues of $1.2 million for the three months ended March 31, 2021.

Gas & Petroleum Transmission revenues totaled $3.7 million for the three months ended March 31, 2021, a $522,000 increase from $3.2 million for the three months ended March 31, 2020. Gas & Petroleum Transmission revenues totaled $12.4 million for the six months ended March 31, 2021, a $4.1 million increase from $8.2 million for the six months ended March 31, 2020. The increases were primarily related to several short-duration repair and replacement projects that were substantially complete by March 31, 2021.

Electrical & Mechanical revenues totaled $13.3 million for the three months ended March 31, 2021, a $2.8 million increase from $10.5 million for the three months ended March 31, 2020. Electrical & Mechanical revenues totaled $29.5 million for the six months ended March 31, 2021, a $6.1 million increase from $23.4 million for the six months ended March 31, 2020. The increases were primarily related to a significant increase in electrical work performed at an automotive facility in Alabama.

Cost of Revenues. A table comparing the Company’s costs of revenues for the three and six months ended March 31, 2021 compared to the three and six months ended March 31, 2020 is below:

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020	Change	Pct.
Gas & Water Distribution	$7,240,459	$4,233,624	$3,006,835	71.0%
Gas & Petroleum Transmission	2,767,954	2,210,206	557,748	25.2%
Electrical & Mechanical	12,294,850	9,866,225	2,428,625	24.6%
Unallocated Shop Expenses	1,428,626	1,691,876	(263,250)	-15.6%
	$23,731,889	$18,001,931	$5,729,958	31.8%

	Six Months Ended	Six Months Ended
	March 31, 2021	March 31, 2020	Change	Pct.
Gas & Water Distribution	$13,266,741	$10,562,271	$2,704,470	25.6%
Gas & Petroleum Transmission	9,461,680	6,153,668	3,308,012	53.8%
Electrical & Mechanical	27,474,731	22,108,554	5,366,177	24.3%
Unallocated Shop Expenses	2,695,474	2,664,003	31,471	1.2%
	$52,898,626	$41,488,496	$11,410,130	27.5%

Total cost of revenues for the three and six months ended March 31, 2021 increased by $5.7 million and $11.4 million, respectively, compared to the same periods in 2020.

Gas & Water Distribution cost of revenues totaled $7.2 million for the three months ended March 31, 2021, a $3.0 million increase from $4.2 million for the three months ended March 31, 2020. Gas & Water Distribution cost of revenues totaled $13.3 million for the six months ended March 31, 2021, a $2.7 million increase from $10.6 million for the six months ended March 31, 2020. The increase was primarily related to the Company’s overall commitment to growing this line of business.

Gas & Petroleum Transmission cost of revenues totaled $2.8 million for the three months ended March 31, 2021, a $558,000 increase from $2.2 million for the three months ended March 31, 2020. The increase was primarily due to the increased revenue; however, one transmission project suffered from production issues during the three months ended March 31, 2021. Gas & Petroleum Transmission cost of revenues totaled $9.5 million for the six months ended March 31, 2021, a $3.3 million increase from $6.2 million for the six months ended March 31, 2020. The increase was primarily related to several short-duration repair and replacement projects that were substantially complete by March 31, 2021.

Electrical & Mechanical cost of revenues totaled $12.3 million for the three months ended March 31, 2021, a $2.4 million increase from $9.9 million for the three months ended March 31, 2020. Electrical & Mechanical cost of revenues totaled $27.5 million for the six months ended March 31, 2021, a $5.4 million increase from $22.1 million for the six months ended March 31, 2020. The increases were primarily related to a significant increase in electrical work performed at an automotive facility in Alabama.

Gross Profit. A table comparing the Company’s gross profit for the three and six months ended March 31, 2021 compared to the three and six months ended March 31, 2020 is below:

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020	Change	Pct.
Gas & Water Distribution	$1,364,679	$157,734	$1,206,945	765.2%
Gas & Petroleum Transmission	915,058	950,544	(35,486)	-3.7%
Electrical & Mechanical	1,022,412	654,068	368,344	56.3%
Unallocated Shop Expenses	(1,428,626)	(1,691,876)	263,250	-15.6%
	$1,873,523	$70,469	$1,803,054	2558.6%

Gross Profit Percentage	7.3%	0.4%

	Six Months Ended	Six Months Ended
	March 31, 2021	March 31, 2020	Change	Pct.
Gas & Water Distribution	$2,470,036	$1,676,880	$793,156	47.3%
Gas & Petroleum Transmission	2,913,924	2,090,153	823,771	39.4%
Electrical & Mechanical	2,028,096	1,324,182	703,914	53.2%
Unallocated Shop Expenses	(2,695,474)	(2,664,003)	(31,471)	1.2%
	$4,716,582	$2,427,211	$2,289,371	94.3%

Gross Profit Percentage	8.2%	5.5%

Total gross profit for the three and six months ended March 31, 2021 increased by $1.8 million and $2.3 million, respectively, compared to the same periods in 2020.

Gas & Water Distribution gross profit totaled $1.4 million for the three months ended March 31, 2021, a $1.2 million increase from $158,000 for the three months ended March 31, 2020. Gas & Water Distribution gross profit totaled $2.5 million for the six months ended March 31, 2021, a $793,000 increase from $1.7 million for the six months ended March 31, 2020. The increases were primarily related to the Company’s overall commitment to growing this line of business. Most of the work was from the Company’s blanket distribution contracts, but the Company did complete a highly successful gas distribution bid project during the three months ended March 31, 2021. West Virginia Pipeline, acquired on December 31, 2020, contributed gross profit of $394,000 for the three months ended March 31, 2021.

Gas & Petroleum Transmission gross profit totaled $915,000 for the three months ended March 31, 2021, a $36,000 decrease from $951,000 for the three months ended March 31, 2020. The decrease was primarily related to one transmission project that suffered production issues during the three months ended March 31, 2021. Gas & Petroleum Transmission gross profit totaled $2.9 million for the six months ended March 31, 2021, an $824,000 increase from $2.1 million for the six months ended March 31, 2020. The increase was primarily related to several short-duration repair and replacement projects that were substantially complete by March 31, 2021.

Electrical & Mechanical gross profit totaled $1.0 million for the three months ended March 31, 2021, a $368,000 increase from $654,000 for the three months ended March 31, 2020. Electrical & Mechanical gross profit totaled $2.0 million for the six months ended March 31, 2021, a $704,000 increase from $1.3 million for the six months ended March 31, 2020. The increases were primarily related to a significant increase in electrical work performed at an automotive facility in Alabama.

Selling and administrative expenses. Total selling and administrative expenses increased by $1.5 million to $3.8 million for the three months ended March 31, 2021 from $2.3 million for the same period in 2020. A one-time $651,000 Qualified Non-Elective Contribution (“QNEC”) adjustment to the Company’s 401(k) plan (“Plan”) attributable to the 2021 Plan year increased selling and administrative costs for the three months ended March 31, 2021 as compared to 2020. The reason for the QNEC adjustment was to correct Plan participant’s balances due to a third-party administrator’s actions. Approximately $200,000 of the selling and administrative expense increase for the three months ended March 31, 2021 was from the operations of the newly acquired West Virginia Pipeline. Also, approximately $150,000 of the selling and administrative expense increase related to the acquisition of West Virginia Pipeline.

Total selling and administrative expenses increased by $2.5 million to $7.4 million for the six months ended March 31, 2021 from $4.9 million for the same period in 2020. This increase was primarily related to higher labor costs. Incentive compensation increased by $481,000 for the six months ended March 31, 2021 compared to the same period in 2020. The Company also incurred an additional $450,000 in labor costs during the six months ended March 31, 2021 due to investing in personnel to increase management, estimating and customer contacts in the transmission division, develop a quality assurance/quality control program, and improve production tracking. The overall increase in selling and administrative expense, including the increase in incentive compensation, related to an initiative launched by the Company to increase and incentivize operational talent within the Company and increase revenue and profit margins. Other increases in selling and administrative expenses for the six months ended March 31, 2021 as compared to the same period in 2020 included approximately $150,000 in expenses related to the Family First Coronavirus Response Act.

Interest Expense. Interest expense increased by $31,000 or 27.7% to $143,000 for the three months ended March 31, 2021 from $112,000 for the same period in 2020. This increase in interest expense for the three months ended March 31, 2021 was primarily due to the financing of the West Virginia Pipeline acquisition.

Interest expense decreased by $79,000 or 26.6% to $220,000 for the six months ended March 31, 2021 from $299,000 for the same period in 2020. This decrease in interest expense for the six months ended March 31, 2021 was primarily due to the timing of debt repayment and debt proceeds received in the Company’s first quarter of fiscal year 2021 compared to 2020.

Net loss. Loss before income taxes was ($1.6 million) for the three months ended March 31, 2021, compared to loss before income taxes of ($2.2 million) for the same period in 2020. Loss before income taxes was ($2.4 million) for the six months ended March 31, 2021, compared to loss before income taxes of ($2.3 million) for the same period in 2020. The loss before income taxes for the respective periods were due to the items mentioned above.

Income tax benefit for the three months ended March 31, 2021 was ($336,000) compared to income tax benefit of ($511,000) for the same period in 2020. Income tax benefit for the six months ended March 31, 2021 was ($405,000) compared to income tax benefit of ($548,000) for the same period in 2020.

The effective income tax rate for the three months ended March 31, 2021 was (20.4%), as compared to (23.2%) for the same period in 2020. The effective income tax rate for the six months ended March 31, 2021 was (17.1%), as compared to (23.6%) for the same period in 2020. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income and non-deductible expenses. Per diem paid to employees on construction projects is only partially deductible from taxable income and can have a significant impact on the effective tax rate.

Dividends on preferred stock for the three and six months ended March 31, 2021 and 2020 were $77,250 and $154,500, respectively.

Net loss available to common shareholders for the three months ended March 31, 2021 was ($1.4 million) compared to net loss available to common shareholders of ($1.8 million) for the same period in 2020. Net loss available to common shareholders for the six months ended March 31, 2021 was ($2.1 million) compared to net loss available to common shareholders of ($1.9 million) for the same period in 2020.

Comparison of Financial Condition at March 31, 2021 and September 30, 2020

The Company had total assets of $60.3 million at March 31, 2021, an increase of $2.1 million from the prior fiscal year end balance of $58.2 million.

Goodwill and acquired intangible assets resulting from the West Virginia Pipeline acquisition totaled $4.5 million at March 31, 2021, as compared to no goodwill and acquired intangible assets at the prior fiscal year end.

The Company had property, plant and equipment of $20.1 million at March 31, 2021, an increase of $3.7 million from the prior fiscal year end balance of $16.4 million. The increase was due to $6.0 million in property, plant and equipment acquisitions, of which $1.9 million related to the acquisition of West Virginia Pipeline, partially offset by depreciation of $2.2 million.

Prepaid expenses and other totaled $4.9 million at March 31, 2021, an increase of $1.6 million from the prior fiscal year end balance of $3.3 million. The increase was primarily due to prepaid insurance premiums that were financed during the three months ended March 31, 2021.

Other receivables totaled $354,000 at March 31, 2021, a $345,000 increase from the prior fiscal year end balance of $9,000. The increase was primarily due to a reclass of federal and state income tax estimate payments made in the three months ended March 31, 2021. The Company will reclass the payments to offset any income taxes payable at the end of fiscal year 2021.

Accounts receivable, which totaled $18.4 million at March 31, 2021, increased by $136,000 from the prior fiscal year end balance of $18.2 million. The increase was primarily due to the timing of current year billings and collections partially offset by the collection of receivables from September 30, 2020.

Cash and cash equivalents totaled $5.1 million at March 31, 2021, a decrease of $5.1 million from the prior fiscal year end balance of $11.2 million. The decrease was primarily due to property, plant, and equipment acquisitions, partially offset by normal operating cash flow activities.

Contract assets totaled $4.3 million at March 31, 2021, a decrease of $2.2 million from the prior fiscal year end balance of $6.5 million. The decrease was due to a difference in the timing of project billings at March 31, 2021 compared to September 30, 2020.

Retainages receivable totaled $1.8 million at March 31, 2021, a $723,000 decrease from the prior fiscal year end balance of $2.5 million. The decrease was primarily due to the timing of retainages collection and fewer current projects that require retainages to be withheld.

The Company had total liabilities of $36.5 million at March 31, 2021, an increase of $4.2 million from the prior fiscal year end balance of $32.3 million.

Lines of credit and short-term borrowings totaled $5.7 million at March 31, 2021, an increase of $5.2 million from the prior fiscal year end balance of $510,000. The increase was primarily due to net line of credit borrowings of $3.5 million and $1.6 million in insurance premiums financed, net of repayments.

Long-term debt totaled $17.5 million at March 31, 2021, an increase of $2.2 million from the prior fiscal year end balance of $15.3 million. The increase in long-term debt was due to the $3.0 million note payable related to the West Virginia Pipeline acquisition, partially offset by scheduled debt payments.

Contract liabilities totaled $3.5 million at March 31, 2021, a decrease of $1.4 million from the prior fiscal year end total of $4.9 million. The decrease was due to a difference in the timing of project billings at March 31, 2021 compared to at September 30, 2020.

Accrued expenses and other current liabilities totaled $3.2 million at March 31, 2021, a decrease of $1.0 million from the prior fiscal year end balance of $4.2 million. The decrease was primarily due to the payment of accrued expenses in the six months ended March 31, 2021.

Deferred tax liabilities totaled $1.8 million at March 31, 2021, a decrease of $442,000 from the prior fiscal year end balance of $2.3 million. The decrease was primarily related to the net operating loss carry forward for the six months ended March 31, 2021.

Accounts payable totaled $4.9 million at March 31, 2021, a decrease of $341,000 from the prior fiscal year end balance of $5.2 million. The decrease was due to the timing of accounts payable payments as compared to September 30, 2020.

Shareholders’ equity was $23.7 million at March 31, 2021, a decrease of $2.1 million from the prior fiscal year end balance of $25.8 million. This decrease was due to the net loss available to common shareholders of ($2.1 million) for the six months ended March 31, 2021.

Liquidity and Capital Resources

Indebtedness

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 monthly. The interest rate on this loan agreement is 4.82% with monthly payments of $7,800. The interest rate on this note is subject to change from time to time based on changes in The U.S. Treasury yield, adjusted to a constant maturity of three years as published by the Federal Reserve weekly. As of March 31, 2021, the Company had made principal payments of $256,000. The loan is collateralized by the building purchased under this agreement.

On September 16, 2015, the Company entered into a $2.5 million Non-Revolving Note agreement with United Bank, Inc. This six-year agreement gave the Company access to a $2.5 million line of credit (“Equipment Line of Credit”), specifically for the purchase of equipment, for the period of one year with an interest rate of 5.0%. After the first year, all borrowings against the Equipment Line of Credit were converted to a five-year term note agreement with an interest rate of 5.0%. As of March 31, 2021, the Company had borrowed $2.46 million against this note and made principal payments of $2.2 million. The loan is collateralized by the equipment purchased under this agreement.

On November 13, 2015, the Company entered into a 10-year $1.1 million loan agreement with United Bank, Inc. to purchase the fabrication shop and property Nitro had previously been leasing for $12,900 each month. The interest rate on the new loan agreement is 4.25% with monthly payments of $11,602. As of March 31, 2021, the Company had made principal payments of $512,000. The loan is collateralized by the building and property purchased under this agreement.

On June 28, 2017, the Company entered into a $5.0 million Non-Revolving Note agreement with United Bank, Inc. This five-year agreement gave the Company access to a $5.0 million line of credit (“Equipment Line of Credit 2017”), specifically for the purchase of equipment, for a period of three months with an interest rate of 4.99%. After three months, all borrowings against the Equipment Line of Credit 2017 were converted to a five-year term note agreement with an interest rate of 4.99%. As of March 31, 2021, the Company had borrowed $5.0 million against this note and made principal payments of $3.6 million. The loan is collateralized by the equipment purchased under this agreement.

On December 31, 2020, West Virginia Pipeline Acquisition Company, later renamed West Virginia Pipeline, Inc., entered into a $3.0 million sellers’ note agreement with David and Daniel Bolton for the remaining purchase price of West Virginia Pipeline, Inc. As part of the $6.5 million acquisition, the acquisition company paid $3.5 million in cash in addition to the note. The unsecured five-year term note requires equal annual payments with a fixed interest rate of 3.25%. As of March 31, 2021, the Company has made interest payments of $24,000 and plans to make the first installment payment in December 2021.

On January 5, 2021, the Company entered into a $3.0 million Non-Revolving Note agreement with United Bank, Inc. This five-year agreement gave the Company access to a $3.0 million line of credit (“Equipment Line of Credit 2021”), specifically for the purchase of equipment, for a period of twelve months with a variable interest rate initially established at 4.25% as based on the Prime Rate as published by The Wall Street Journal. After twelve months, all borrowings against the Equipment Line of Credit 2021 will be converted to a four-year term note agreement with a variable interest rate initially established at 4.25%. The loan will be collateralized by the equipment purchased under this agreement. As of March 31, 2021, the Company had not borrowed against this line of credit.

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

The SBA has announced, in consultation with the Department of the Treasury, that it will review all loans in excess of $2 million, following the lender’s submission of the borrower’s loan forgiveness application. The SBA will be reviewing a borrower’s required certification that current economic uncertainty at the time of the loan made the PPP loan request necessary to support the ongoing operations of the Applicant. Borrowers must make this certification in good faith, taking into account their current business activity and their ability to access other sources of liquidity sufficient to support their ongoing operations in a manner that is not significantly detrimental to the business. The SBA has noted it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith, and such a company should be prepared to demonstrate to the SBA, upon request, the basis for its certification. The Company had used all the available PPP Loan funds as of March 31, 2021 and had filed for loan forgiveness with its Lender. The Lender approved the Company’s forgiveness applications and forwarded them to the SBA in early March 2021. The SBA has up to 90 days to reach a decision on forgiveness; however, the process could take longer due to the size of the loans or administrative backlog at the SBA. Any portion of the loan that is not forgiven will be converted to a five-year note with 1.0% interest.

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

Operating Line of Credit

On July 30, 2020, the Company received a one-year extension on its line of credit (“Operating Line of credit (2020)”) effective June 28, 2020. The $15.0 million revolving line of credit has a $12.5 million component and a $2.5 million component, each with separate borrowing requirements. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%. The line of credit expires on June 28, 2021. Based on the borrowing base calculation, the Company was able to borrow up to $11.3 million as of March 31, 2021. The Company had $3.5 million in borrowings on the line of credit, leaving $7.8 million available on the line of credit as of March 31, 2021. The interest rate at March 31, 2021 was 4.99%. Based on the borrowing base calculation, the Company was able to borrow up to $11.1 million as of September 30, 2020. The Company had no borrowings on the line of credit, leaving $11.1 million available on the line of credit as of September 30, 2020. The interest rate at September 30, 2020 was 4.99%.

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

The Company believes it was in compliance with all covenants for the $12.5 million component of Operating Line of Credit (2020) at March 31, 2021.

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

The Company rents equipment for use on construction projects with rental agreements being week to week or month to month. Rental expense can vary by fiscal year due to equipment requirements on construction projects and the availability of Company owned equipment. Rental expense, which is included in cost of goods sold on the Consolidated Income Statement, was $1.9 million and $1.2 million for the six months ended March 31, 2021 and 2020, respectively.

Letters of Credit

Certain of our customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors and vendors on various customer projects. At March 31, 2021, the Company did not have any letters of credit outstanding.

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

The ability to obtain bonding for future contracts is an important factor in the contracting industry with respect to the type and number of contracts that can be bid. Depending upon the size and conditions of a contract, the Company may be required to post letters of credit or other collateral in favor of the insurer. Posting of these letters or other collateral will reduce our borrowing capabilities. The Company does not anticipate any claims against outstanding performance bonds in the foreseeable future. At March 31, 2021, the Company had $4.5 million in performance bonds outstanding.

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

Please see the tables below for customers that represent 10.0% or more of the Company’s revenue or accounts receivable net of retention for the six months ended March 31, 2021 and 2020:

	Six Months Ended
Revenue	March 31, 2021	March 31, 2020
Columbia Gas Transmission	10.0%
Marathon Petroleum	*	10.3%
All other	90.0%	89.7%
Total	100.0%	100.0%

* Less than 10.0% and included in "All other" if applicable

	At
Accounts receivable net of retention	March 31, 2021	March 31, 2020
Mountaineer Gas Company	11.6%	*
Marathon Petroleum	*	13.1%
Stenco Construction	*	10.2%
All other	88.4%	76.7%
Total	100.0%	100.0%

* Less than 10.0% and included in "All other" if applicable

Litigation

In February 2018, the Company filed a lawsuit against a former customer related to a dispute over changes on a pipeline construction project. The Company is seeking $10.0 million in the lawsuit, none of which has been recognized in the Company’s financial statements. Although no trial date has been set, the Company expects the case to go to trial in fiscal year 2021 barring a mediation settlement between the parties. Other than described above, at March 31, 2021, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At March 31, 2021, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 each month. Mr. Douglas Reynolds, President of Energy Services, was a director and secretary of First Bank of Charleston. Mr. Samuel Kapourales, a director of Energy Services, was also a director of First Bank of Charleston. On October 15, 2018, First Bank of Charleston was merged into Premier Bank, Inc., a wholly owned subsidiary of Premier Financial Bancorp, Inc. Mr. Marshall Reynolds, Chairman of the Board of Energy Services, holds the same position with Premier Financial Bancorp Inc. Mr. Neal Scaggs is a director of Energy Services and holds the same position with Premier Financial Bancorp, Inc. Mr. Douglas Reynolds is the president and a director of Energy Services and a director of Premier Financial Bancorp, Inc. The interest rate on the loan agreement is 4.82% with monthly payments of $7,800. As of March 31, 2021, we have paid approximately $329,000 in principal and approximately $585,000 in interest since the beginning of the loan. There were no new material related party transactions entered into during the three and six months ended March 31, 2021.

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

Inflation

Due to relatively low levels of inflation during the three and six months ended March 31, 2021 and 2020, inflation did not have a significant effect on our results.

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

Recognize Revenue

The Company disaggregates revenue based on our operating groups and contract types as it is the format that is regularly reviewed by management. Our reportable operating groups are: Gas & Water Distribution, Gas & Petroleum Transmission, Petroleum, and Electrical & Mechanical services. Our contract types are: Lump Sum, Unit Price, and Cost Plus and Time and Material (T&M).

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

Contracts may require the Company to warranty that work is performed in accordance with the contract; however, the warranty is not priced separately, and the Company does not offer customers an option to purchase a warranty. As of March 31, 2021, the Company does not have a material amount of costs expensed that would otherwise be capitalized and amortized.

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

U.S. GAAP also prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or to be taken on a tax return. This evaluation is a two-step process.  First, the recognition process determines if it is more likely than not that a tax position will be sustained based on the merits of the tax position upon examination by the appropriate taxing authority.  Second, a measurement process is calculated to determine the amount of benefit/expense to recognize in the financial statements if a tax position meets the more likely than not recognition threshold.  The tax position is measured at the greatest amount of benefit/expense that is more likely than not of being realized upon ultimate settlement.  Any interest and penalty related to the unrecognized tax benefits, as the result of recognition of tax obligations resulting from uncertain tax positions, are included in the provision for income taxes. The Company had not recognized any uncertain tax positions at March 31, 2021.

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

Self-Insurance

The Company has its workers’ compensation, general liability and auto insurance through a captive insurance company. While the Company believes that this arrangement has been very beneficial in reducing and stabilizing insurance costs; the Company does have to maintain a surety deposit to guarantee payments of premiums. That account had a balance of $2.1 million as of March 31, 2021. Should the captive insurance company experience severe losses over an extended period, it could have a detrimental effect on the Company.

Current and Non-Current Accounts Receivable and Provision for Doubtful Accounts

The Company provides an allowance for doubtful accounts when collection of an account is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates relating to, among others, our customers’ access to capital, our customers’ willingness or ability to pay, general economic conditions and the ongoing relationship with the customers. While most of our customers are large well capitalized companies, should they experience material changes in their revenues and cash flows or incur other difficulties and not be able to pay the amounts owed, this could cause reduced cash flows and losses in excess of our current reserves. At March 31, 2021, the management review deemed that the allowance for doubtful accounts was adequate.

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

The Company rents equipment for use on construction projects with rental agreements being week to week or month to month. Rental expense can vary by fiscal year due to equipment requirements on construction projects and the availability of Company owned equipment. Rental expense, which is included in cost of goods sold on the Consolidated Income Statement, was $1.9 million and $1.2 million for the six months ended March 31, 2021 and 2020, respectively.

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

Subsequent Events

On April 30, 2021, the Company’s Nitro subsidiary completed the purchase of Revolt Energy, Inc. (“Revolt Energy”, a Delaware corporation located in Nitro, WV for $150,000. Revolt Energy will operate primarily in West Virginia as a solar installation division of Nitro. All employees of Revolt Energy agreed to employment with Nitro. Revolt’s construction workers are union members of the International Brotherhood of Electrical Workers and are subject to collective bargaining agreements that expire at varying time intervals.

Management has evaluated subsequent events through May 12, 2021, the date which the financial statements were available for issue.  There have been no other material events during the period, other than noted above, that would either impact the results reflected in the report or the Company’s results going forward.

Outlook

The following statements are based on current expectations. These statements are forward looking, and actual results may differ materially.

As a contractor providing electrical, mechanical, HVAC and underground piping installation and maintenance services to customers in the petroleum, natural gas, public utilities and power industries, the Company and its subsidiaries are considered an “Essential Business” in the various states in which it operates. While it is unknown how long the COVID-19 virus will last and what the complete financial effect will be to the Company, the coronavirus outbreak is expected to have a significant effect on the Company's 2021 operating results. As of March 31, 2021, many of the Company’s existing customers had resumed projects that were affected by the March 2020 shutdowns. As a result, the Company has increased its employment level of construction personnel as compared to March 31, 2020. Given the uncertainty regarding the spread of this coronavirus, the related financial impact on the Company’s results of operations, financial position, and liquidity or capital resources cannot be reasonably estimated at this time.

Currently, the Company is receiving bid opportunities from existing and potentially new customers; however, gas transmission bid opportunities have been fewer and are being released later than expected. The Company is experiencing greater competition due to both the number of non-union and larger union competitors bidding on and driving down pricing on smaller transmission projects. The Company is working to increase the number of transmission customers in which it has master services agreements in order to increase bidding opportunities. The Company is experiencing a greater demand for its gas and water distribution services. The Company’s backlog at March 31, 2021 was $61.2 million. While adding additional projects appears likely, no assurances can be given that the Company will be successful in bidding on projects that become available. Moreover, even if the Company obtains contracts, there can be no guarantee that the projects will go forward.

With the recent acquisitions of West Virginia Pipeline and Revolt and the start-up of SQP, the Company believes it has made additions that will help diversify its services provided and that will lead to greater opportunities for future growth and profitability.

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

There has been no change in Energy Services of America Corporation’s internal control over financial reporting during Energy Services of America Corporation’s second quarter of fiscal year 2021 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

In February 2018, the Company filed a lawsuit against a former customer related to a dispute over changes on a pipeline construction project. The Company is seeking $10.0 million in the lawsuit, none of which has been recognized in the Company’s financial statements. Although no trial date has been set, the Company expects the case to go to trial in fiscal year 2021 barring a mediation settlement between the parties. Other than described above, at March 31, 2021, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At March 31, 2021, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

(b)  None.

(c)  There were no repurchases of Energy Services of America Corporation’s shares of its common stock during the three months ended March 31, 2021.

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

ENERGY SERVICES OF AMERICA CORPORATION

Date: May 12, 2021	By:	/s/ Douglas V. Reynolds
Douglas V. Reynolds
Chief Executive Officer

Date: May 12, 2021	By:	/s/ Charles P. Crimmel
Charles P. Crimmel
Chief Financial Officer