Form 10-Q
period 2021-06-30
Energy Services of America CORP
filed 2021-08-16
CIK 1357971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021.

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

As of August 15, 2021, there were 13,621,406 outstanding shares of the Registrant’s Common Stock.

Part 1. Financial Information

Item 1. Financial Statements (Unaudited):

Energy Services of America Corporation

Consolidated Balance Sheets

	June 30,	September 30,
	2021	2020
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$2,270,648	$11,216,820
Accounts receivable-trade	14,310,834	18,246,989
Allowance for doubtful accounts	(70,310)	(70,310)
Retainages receivable	1,007,946	2,483,809
Other receivables	1,112,957	9,458
Contract assets	7,220,307	6,545,863
Prepaid expenses and other	4,114,448	3,338,943
Total current assets	29,966,830	41,771,572

Property, plant and equipment, at cost	59,615,461	53,324,843
less accumulated depreciation	(37,124,573)	(36,933,129)
Net fixed assets	22,490,888	16,391,714

Acquired intangible assets, net	400,000	—
Goodwill	4,220,828	—

Total assets	$57,078,546	$58,163,286

Liabilities and shareholders’ equity
Current liabilities
Current maturities of long-term debt	$3,305,516	$4,028,900
Lines of credit and short term borrowings	2,345,385	509,843
Accounts payable	3,115,084	5,222,222
Accrued expenses and other current liabilities	2,902,809	4,237,172
Contract liabilities	3,628,628	4,851,900
Income tax payable	50,000	—
Total current liabilities	15,347,422	18,850,037

Long-term debt, less current maturities	7,074,679	11,233,705
Net deferred income tax liability	1,710,059	2,255,515
Total liabilities	24,132,160	32,339,257

Shareholders’ equity

Preferred stock, $.0001 par value Authorized 1,000,000 shares, 206 issued at June 30, 2021 and September 30, 2020	—	—

Common stock, $.0001 par value Authorized 50,000,000 shares 14,839,836 issued and 13,621,406 outstanding at June 30, 2021 and September 30, 2020	1,484	1,484

Treasury stock, 1,218,430 shares at June 30, 2021 and September 30, 2020	(122)	(122)

Additional paid in capital	60,670,699	60,670,699
Retained deficit	(27,725,675)	(34,848,032)

Total shareholders’ equity	32,946,386	25,824,029

Total liabilities and shareholders’ equity	$57,078,546	$58,163,286

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Income

Unaudited

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Revenue	$25,285,951	$30,762,725	$82,901,159	$74,678,432

Cost of revenues	22,580,340	27,936,548	75,478,966	69,425,044

Gross profit	2,705,611	2,826,177	7,422,193	5,253,388

Selling and administrative expenses	3,207,864	2,532,141	10,627,607	7,473,422
(Loss) income from operations	(502,253)	294,036	(3,205,414)	(2,220,034)

Other nonoperating income (expense)
Interest income	108	83	151,877	53,332
Paycheck Protection Program loan forgiveness	9,799,100	—	9,799,100	—
Other nonoperating expense	(35,833)	(53,793)	(121,343)	(130,472)
Interest expense	(136,995)	(101,335)	(356,505)	(400,197)
Gain on sale of equipment	135,269	43,296	627,580	563,062
	9,761,649	(111,749)	10,100,709	85,725

Income (loss) before income taxes	9,259,396	182,287	6,895,295	(2,134,309)

Income tax (benefit) expense	(53,844)	200,242	(458,812)	(347,629)

Net income (loss)	9,313,240	(17,955)	7,354,107	(1,786,680)

Dividends on preferred stock	77,250	77,250	231,750	231,750

Income (loss) available to common shareholders	$9,235,990	$(95,205)	$7,122,357	$(2,018,430)

Weighted average shares outstanding-basic	13,621,406	13,627,293	13,621,406	13,844,340

Weighted average shares-diluted	17,089,722	13,627,293	17,089,722	13,844,340

Earnings (loss) per share available to common shareholders	$0.678	$(0.007)	$0.523	$(0.146)

Earnings (loss) per share-diluted available to common shareholders	$0.540	$(0.007)	$0.417	$(0.146)

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Cash Flows

Unaudited

	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$7,354,107	$(1,786,680)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation expense	3,469,723	3,315,541
Paycheck Protection Program loan forgiveness	(9,799,100)	—
Gain on sale of equipment	(627,580)	(563,062)
Provision for deferred taxes	(717,269)	15,618
Decrease in contracts receivable	3,936,155	3,742,051
Decrease in retainage receivable	1,475,863	1,761,554
Increase in other receivables	(1,103,499)	(300)
(Increase) decrease in contract assets	(674,444)	1,350,722
Increase in prepaid expenses	(775,505)	(1,517,581)
(Decrease) increase in accounts payable	(2,107,138)	3,218,314
Decrease in accrued expenses	(1,085,299)	(1,191,013)
(Decrease) increase in contract liabilities	(1,223,272)	2,478,050
Increase in income taxes payable	50,000	—
Net cash (used in) provided by operating activities	(1,827,258)	10,823,214

Cash flows from investing activities:
Acquisition of Revolt Energy	(150,000)	—
Acquisition of West Virginia Pipeline, net of cash received of $250,000	(3,250,000)	—
Investment in property and equipment	(7,385,469)	(2,666,570)
Proceeds from sales of property and equipment	693,291	718,006
Net cash used in investing activities	(10,092,178)	(1,948,564)

Cash flows from financing activities:
Dividends on common stock	—	(696,117)
Preferred dividends paid	(309,000)	(309,000)
Treasury stock purchased by company	—	(268,228)
Borrowings on lines of credit and short term debt, net of (repayments)	5,335,542	(2,751,102)
Proceeds from long term debt	—	9,839,100
Principal payments on long term debt	(2,053,278)	(10,007,813)
Net cash provided by (used in) financing activities	2,973,264	(4,193,160)

(Decrease) increase in cash and cash equivalents	(8,946,172)	4,681,490
Cash and cash equivalents beginning of period	11,216,820	4,578,275
Cash and cash equivalents end of period	$2,270,648	$9,259,765

Supplemental schedule of noncash investing and financing activities:
Purchases of property & equipment under financing agreements	$349,139	$626,384
Insurance premiums financed	$3,213,402	$3,063,543
Note payable to finance West Virginia Pipeline acquisition	$3,000,000	$—
Note payable to refinance short-term borrowing	$3,500,000	$—
Accrued dividends on preferred stock	$231,750	$231,750
Debt assumed in acquisitions	$205,829	$—

Supplemental disclosures of cash flows information:

Cash paid during the year for:
Interest	$356,505	$400,197
Income taxes	$229,611	$147,418

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Changes in Shareholders’ Equity

For the nine months ended June 30, 2021, and 2020

						Total
	Common Stock		Additional Paid	Retained	Treasury	Shareholders’
	Shares	Amount	in Capital	Deficit	Stock	Equity
Balance at September 30, 2019	13,924,789	$1,484	$60,938,896	$(36,275,932)	$(91)	$24,664,357

Net loss	—	—	—	(1,786,680)	—	(1,786,680)

Accrued preferred dividends	—	—	—	(231,750)	—	(231,750)

Dividends on common stock ($0.05 per share on 13,922,336 shares; 317,500 common shares are part of preferred units and were not eligible for the common dividend)	—	—	—	(696,117)	—	(696,117)

Treasury stock purchased by company	(303,383)	—	(268,197)	—	(31)	(268,228)

Balance at June 30, 2020	13,621,406	$1,484	$60,670,699	$(38,990,479)	$(122)	$21,681,582

Balance at September 30, 2020	13,621,406	$1,484	$60,670,699	$(34,848,032)	$(122)	$25,824,029

Net income	—	—	—	7,354,107	—	7,354,107

Accrued preferred dividends	—	—	—	(231,750)	—	(231,750)

Balance at June 30, 2021	13,621,406	$1,484	$60,670,699	$(27,725,675)	$(122)	$32,946,386

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION

Energy Services of America Corporation (“Energy Services” or the “Company”) is a contractor and service company that operates primarily in the mid-Atlantic region of the United States and provides services to customers in the natural gas, petroleum, water distribution, automotive, chemical, and power industries. C.J. Hughes Construction Company, Inc. (“C.J. Hughes”), a wholly owned subsidiary of the Company, is a general contractor primarily engaged in pipeline construction for utility companies. Contractors Rental Corporation (“Contractors Rental”), a wholly owned subsidiary of C.J. Hughes, provides union building trade employees for projects managed by C.J. Hughes. Nitro Construction Services, Inc. (“Nitro”), a wholly owned subsidiary of C.J. Hughes, provides electrical, mechanical, HVAC/R, solar installation, and fire protection services to customers primarily in the automotive, chemical, and power industries. Pinnacle Technical Solutions, Inc. (“Pinnacle”), a wholly owned subsidiary of Nitro, operates as a data storage facility within Nitro’s office building. Pinnacle is supported by Nitro and has no employees of its own. All C.J. Hughes, Nitro, and Contractors Rental construction personnel are union members of various related construction trade unions and are subject to collective bargaining agreements that expire at varying time intervals.

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

On March 22, 2021, the Company established a new wholly owned subsidiary, SQP Construction Group, Inc. (“SQP”), that operates as a general contractor primarily in West Virginia. SQP engages in the construction and renovation of buildings and other civil construction projects for state and local government agencies and commercial customers. As a general contractor, SQP manages the overall construction project and subcontracts most of the work.

On April 30, 2021, the Company’s Nitro subsidiary completed an asset purchase of Revolt Energy, Inc. (“Revolt Energy”), a West Virginia corporation located in Nitro, WV. Revolt Energy previously operated primarily as a residential solar installation company in southern West Virginia. As a division of Nitro, Revolt Energy continues to perform residential solar installations and has expanded its solar installation services to include commercial and industrial customers. Revolt Energy’s construction employees are members of the International Brotherhood of Electrical Workers.

On June 30, 2021, the Company provided notice to all holders of the Company’s 6.0% Convertible Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) that, subject to applicable law and in accordance with the Company’s certificate of incorporation, the Company intends to redeem all 206 shares of the Series A Preferred Stock, at a price equal to $25,000 per preferred share plus all accrued and unpaid dividends whether or not declared up to and excluding the Redemption Date of September 1, 2021 (the “Redemption Price”).

Some or all of the 206 outstanding shares of Series A Preferred Stock may be converted into common stock of the Company (“Common Stock”) at the election of each shareholder. The conversion formula for each share of the Series A Preferred Stock is $25,000 plus all accrued but unpaid dividends up to, but excluding, September 1, 2021 divided by the Conversion Price of $1.50.  Cash will be issued in lieu of fractional shares at a rate of $1.50 multiplied by the fractional share rounded to the nearest cent. Any shareholder electing conversion, in whole or in part, must return a notice of conversion to the Company at least two business days prior to the Redemption Date of September 1, 2021. If the notice of conversion is not received by the Company by the required date, a complete redemption of the Series A Preferred Stock will occur at the Redemption Price.

Full conversion of the Series A Preferred Stock would result in the issuance of approximately 3,468,316 new shares of the Company’s common stock, which are included in the Company’s diluted earnings per share calculation.

The Company’s stock is quoted under the symbol “ESOA” on the OTC QB marketplace operated by the OTC Markets Group.

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto for the years ended September 30, 2020, and 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on January 4, 2021.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the interim financial reporting rules and regulations of the SEC. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and nine months ended June 30, 2021, and 2020 are not necessarily indicative of the results to be expected for the full year or any other interim period.

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

The accuracy of our revenue and profit recognition in any given period depends on the accuracy of our estimates of the cost to complete each project. We believe our experience allows us to create materially reliable estimates. There are multiple factors that can contribute to changes in estimates of contract cost and profitability. The most significant of these include:

●	the completeness and accuracy of the original bid;
●	costs associated with scope changes;
●	changes in costs of labor and/or materials;
●	extended overhead and other costs due to owner, weather, and other delays;
●	subcontractor performance issues;
●	changes in productivity expectations;
●	site conditions that differ from those assumed in the original bid;
●	changes from original design on design-build projects;
●	the availability and skill level of workers in the geographic location of the project;
●	a change in the availability and proximity of equipment and materials;
●	our ability to fully and promptly recover on affirmative claims and back charges for additional contract costs; and
●	the customer’s ability to properly administer the contract.

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

3.  DISAGGREGATION OF REVENUE

We disaggregate our revenue based on our operating groups and contract types as it is the format that is regularly reviewed by management. Our reportable operating groups are Gas & Water Distribution, Gas & Petroleum Transmission, Electrical, Mechanical, & General services and construction. The operating groups for the three and nine months ended June 30, 2020, have been revised to reflect the current presentation. Our contract types are: Lump Sum, Unit Price, Cost Plus and Time and Materials (“T&M”).  The following tables present our disaggregated revenue for the three and nine months ended June 30, 2021, and 2020:

	Three Months Ended June 30, 2021
			Electrical,
	Gas &Water	Gas & Petroleum	Mechanical, &	Total revenue
	Distribution	Transmission	General	from contracts
Lump sum contracts	$—	$—	$6,622,372	$6,622,372
Unit price contracts	11,645,327	1,967,647	—	13,612,974
Cost plus and T&M contracts	135,659	—	4,914,946	5,050,605
Total revenue from contracts	$11,780,986	$1,967,647	$11,537,318	$25,285,951

Earned over time	$10,783,990	$1,967,647	$11,283,091	$24,034,728
Earned at point in time	996,996	—	254,227	1,251,223
Total revenue from contracts	$11,780,986	$1,967,647	$11,537,318	$25,285,951

	Three Months Ended June 30, 2020
			Electrical,
	Gas &Water	Gas & Petroleum	Mechanical, &	Total revenue
	Distribution	Transmission	General	from contracts
Lump sum contracts	$—	$—	$9,042,393	$9,042,393
Unit price contracts	4,736,935	12,936,299	—	17,673,234
Cost plus and T&M contracts	130,250	—	3,916,848	4,047,098
Total revenue from contracts	$4,867,185	$12,936,299	$12,959,241	$30,762,725

Earned over time	$2,024,539	$12,936,299	$12,658,556	$27,619,394
Earned at point in time	2,842,646	—	300,685	3,143,331
Total revenue from contracts	$4,867,185	$12,936,299	$12,959,241	$30,762,725

	Nine Months Ended June 30, 2021
			Electrical,
	Gas & Water	Gas & Petroleum	Mechanical, &	Total revenue
	Distribution	Transmission	General	from contracts
Lump sum contracts	$—	$—	$26,305,242	$26,305,242
Unit price contracts	26,961,292	13,134,007	—	40,095,299
Cost plus and T&M contracts	556,471	1,209,244	14,734,903	16,500,618
Total revenue from contracts	$27,517,763	$14,343,251	$41,040,145	$82,901,159

Earned over time	$20,638,965	$13,134,007	$40,339,679	$74,112,651
Earned at point in time	6,878,798	1,209,244	700,466	8,788,508
Total revenue from contracts	$27,517,763	$14,343,251	$41,040,145	$82,901,159

	Nine Months Ended June 30, 2020
			Electrical,
	Gas & Water	Gas & Petroleum	Mechanical, &	Total revenue
	Distribution	Transmission	General	from contracts
Lump sum contracts	$—	$—	$23,867,792	$23,867,792
Unit price contracts	16,750,984	21,063,691	—	37,814,675
Cost plus and T&M contracts	355,352	116,428	12,524,185	12,995,965
Total revenue from contracts	$17,106,336	$21,180,119	$36,391,977	$74,678,432

Earned over time	$10,083,330	$21,063,691	$35,634,089	$66,781,110
Earned at point in time	7,023,006	116,428	757,888	7,897,322
Total revenue from contracts	$17,106,336	$21,180,119	$36,391,977	$74,678,432

4.  CONTRACT BALANCES

The Company’s accounts receivable consists of amounts that have been billed to customers. Collateral is generally not required. Most of the Company’s contracts have monthly billing terms and payment terms within 30 to 45 days after invoices have been issued. The Company attempts to negotiate two-week billing terms and 15-day payment terms on larger projects. The timing of billings to customers may generate contract assets or contract liabilities.

During the nine months ended June 30, 2021, we recognized revenue of $5.0 million that was included in the contract liability balance at September 30, 2020.

Accounts receivable-trade, net of allowance for doubtful accounts, retentions receivable, contract assets and contract liabilities consisted of the following:

	September 30, 2020	June 30, 2021	Change
Accounts receivable-trade, net of allowance for doubtful accounts	$18,176,679	$14,240,524	$(3,936,155)

Contract assets
Cost and estimated earnings in excess of billings	$6,545,863	$7,220,307	$674,444

Contract liabilities
Billings in excess of cost and estimated earnings	$4,851,900	$3,628,628	$(1,223,272)

5.  PERFORMANCE OBLIGATIONS

The Company provides construction services that can be classified into several groups: Gas & Water Distribution, Gas & Petroleum Transmission, Electrical. Mechanical, & General services and construction. Generally, our contracts contain one performance obligation that is satisfied over time because our performance typically creates or enhances an asset that the customer controls as the asset is created or enhanced. We recognize revenue as performance obligations are satisfied and control of the promised good and service is transferred to the customer. Revenue is ordinarily recognized over time as control is transferred to the customers by measuring the progress toward complete satisfaction of the performance obligation(s) using an input (i.e., “cost-to-cost”) method. Under the cost-to-cost method, costs incurred to-date are generally the best depiction of transfer of control. All contract costs, including those associated with affirmative claims, change orders and back charges, are recorded as incurred and revisions to estimated total costs are reflected as soon as the obligation to perform is determined. Contract costs consist of direct costs on contracts, including labor and materials, amounts payable to subcontractors, direct overhead costs and equipment expense (primarily depreciation, fuel, maintenance and repairs).

During the nine months ended June 30, 2021, we recognized revenue of $1.0 million as a result of changes in contract transaction price related to performance obligations that were satisfied prior to September 30, 2020. The changes in contract transaction price were from items such as changes in projected profit, executed or estimated change orders, and unresolved contract modifications and claims.

The Company does not sell warranties for its construction services. At June 30, 2021, the Company had $23.1 million in remaining unsatisfied performance obligations, in which revenue is expected to be recognized in less than twelve months.

6.  UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts as of June 30, 2021, and September 30, 2020, are summarized as follows:

	June 30,	September 30,
	2021	2020
Costs incurred on contracts in progress	$67,396,751	$74,996,405
Estimated earnings, net of estimated losses	13,168,286	16,067,668
	80,565,037	91,064,073
Less billings to date	76,973,358	89,370,110
	$3,591,679	$1,693,963
Costs and estimated earnings in excess of billed on uncompleted contracts
	$7,220,307	$6,545,863

Less billings in excess of costs and estimated earnings on uncompleted contracts	3,628,628	4,851,900
	$3,591,679	$1,693,963

Backlog at June 30, 2021, and September 30, 2020, was $73.1 million and $63.8 million, respectively.

7.  FAIR VALUE MEASUREMENTS

The Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

Under the FASB’s authoritative guidance on fair value measurements, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Fair Value Measurements Topic of the FASB Accounting Standards Codification establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.The three levels are defined as follows:

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

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed-rate debt to unrelated parties was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates for bank loans with similar terms and maturities. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $7.4 million at June 30, 2021, was $7.3 million. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $15.8 million at September 30, 2020, was $14.8 million.

All receivables and payables are carried at net realizable value which approximates fair value because of their short duration to maturity.

8.  EARNINGS (LOSS) PER SHARE

The amounts used to compute the earnings (loss) per share for the three and nine months ended June 30, 2021, and 2020 are summarized below.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Net income (loss)	$9,313,240	$(17,955)	$7,354,107	$(1,786,680)

Dividends on preferred stock	77,250	77,250	231,750	231,750

Net income (loss) available to common shareholders	$9,235,990	$(95,205)	$7,122,357	$(2,018,430)

Weighted average shares outstanding-basic	13,621,406	13,627,293	13,621,406	13,844,340

Weighted average shares-diluted	17,089,722	13,627,293	17,089,722	13,844,340

Earnings (loss) per share available to common shareholders	$0.678	$(0.007)	$0.523	$(0.146)

Earnings (loss) per share available to common shareholders-diluted	$0.540	$(0.007)	$0.417	$(0.146)

9.  INCOME TAXES

The components of income taxes are as follows:

	Three Months Ended June 30,
	2021	2020
Federal
Current	$(433,621)	$92,332
Deferred	390,724	63,854
Total	$(42,897)	$156,186

State
Current	$(120,532)	$26,045
Deferred	109,585	18,011
Total	$(10,947)	$44,056

Total income tax (benefit) expense	$(53,844)	$200,242

	Nine Months Ended June 30,
	2021	2020
Federal
Current	$(917,344)	$(258,971)
Deferred	559,471	(12,182)
Total	$(357,873)	$(271,153)

State
Current	$(258,738)	$(73,040)
Deferred	157,799	(3,436)
Total	$(100,939)	$(76,476)
Total income tax benefit	$(458,812)	$(347,629)

The effective income tax rate for the three months ended June 30, 2021, was (0.6)%, as compared to 109.8% for the same period in 2020. The effective income tax rate for the nine months ended June 30, 2021, was (6.7%), as compared to 16.3% for the same period in 2020. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income and non-deductible expenses.

On June 16, 2021, the Company received notice that the SBA had granted forgiveness and repaid $9.8 million of Payroll Protection Program (“PPP”) borrowings to its lender. The forgiveness was recorded as “other nonoperating income” for the three and nine months ended June 30, 2021. According to the CARES Act passed by Congress in March 2020, PPP loan forgiveness is not taxable. In accordance with the Consolidated Appropriations Act, 2021, the Company’s PPP related expenditures in fiscal year 2020 were considered deductible expenses for federal income tax purposes. The PPP forgiveness had a significant impact on the effective income tax rate for the three and nine months ended June 30, 2021, as taxable income was decreased by $9.8 million.

Per diem paid to employees on construction projects and entertainment expenses are only partially deductible from taxable income and can have a significant impact on the effective tax rate. For the nine months ended June 30, 2021, the non-deductible portion of per diem and entertainment expenses resulted in an approximate $402,000 increase in taxable income as compared to $312,000 for the same period in 2020.

The income tax effects of temporary differences giving rise to the deferred tax assets and liabilities are as follows:

	June 30,	September 30,
	2021	2020
Deferred income tax liabilities
Long-term
Property and equipment	$3,375,025	$2,746,331
Other	23,235	—
Total deferred income tax liabilities	$3,398,260	$2,746,331

Deferred income tax assets
Long-term
Other	$427,260	$490,816
Net operating loss carryforward	1,260,941	—
Total deferred income tax assets	$1,688,201	$490,816

Total net deferred income tax liabilities	$1,710,059	$2,255,515

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

10.  SHORT-TERM AND LONG-TERM DEBT

Short-term debt consists of the following:

On August 3, 2021, the Company received a one-year extension on its line of credit (“Operating Line of credit (2021)”) effective June 28, 2021. The $15.0 million revolving line of credit has a $12.5 million component and a $2.5 million component, each with separate borrowing requirements. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%.  Based on the borrowing base calculation, the Company was able to borrow up to $6.4 million as of June 30, 2021.  The Company had $1.0 million in borrowings on the line of credit, leaving $5.4 million available on the line of credit as of June 30, 2021. The interest rate at June 30, 2021, was 4.99%.  Based on the borrowing base calculation, the Company was able to borrow up to $11.1 million as of September 30, 2020.  The Company had no borrowings on the line of credit, leaving $11.1 million available on the line of credit as of September 30, 2020. The interest rate at September 30, 2020, was 4.99%.

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

The Company believes it was in compliance with all covenants for the $12.5 million component of Operating Line of Credit (2021) at June 30, 2021.

The Company also finances insurance policy premiums on a short-term basis through a financing company. These insurance policies include workers’ compensation, general liability, automobile, umbrella, and equipment policies. The Company makes a down payment in January and finances the remaining premium amount over ten monthly payments. In January 2021, the Company financed $3.2 million in insurance premiums. At June 30, 2021, the remaining balance of the insurance premiums was $1.3 million.

A summary of short-term and long-term debt as of June 30, 2021, and September 30, 2020, is as follows:

	June 30,	September 30,
	2021	2020
Line of credit payable to bank, monthly interest at 4.99%, renewed on August 3, 2021, effective June 28, 2021, final payment due by June 28, 2022, guaranteed by certain directors of the Company.	$1,000,000	$—

Note payable to bank, due in monthly installments of $64,853 interest at 4.25%, final payment due by March 25, 2026 secured by receivables and equipment, guaranteed by certain directors of the Company.	3,342,069	—

Notes payable to finance companies, due in monthly installments totaling $70,062 at June 30, 2021 and $44,781 at September 30, 2020, including interest ranging from 0.00% to 6.03%, final payments due July 2021 through August 2026, secured by equipment.	1,273,164	1,334,566

Note payable to finance company for insurance premiums financed, due in monthly installments totaling $272,000 in FY 2021 and $254,922 in FY 2020, including interest rate at 3.50%, final payment made November 2020.	1,345,385	509,843

Notes payable to bank, due in monthly installments totaling $7,799, including interest at 4.82%, final payment due November 2034 secured by building and property.	922,931	967,665

Notes payable to bank, due in monthly installments totaling $11,602, including interest at 4.25%, final payment due November 2025 secured by building and property, guaranteed by certain directors of the Company.	559,583	644,172

Notes payable to bank for $9.84 million in Paycheck Protection Program (“PPP”) loan funds, of which $9.8 million was forgiven in June 2021. Remaining $40,000 was forgiven in July 2021	40,000	9,839,100

Notes payable to bank, due in monthly installments totaling $98,865, including interest at 4.99%, final payment due September 2022 secured by equipment, guaranteed by certain directors of the Company.	1,155,461	1,983,911

Notes payable to bank, due in monthly installments totaling $46,482, including interest at 5.00%, final payment due September 2021 secured by equipment, guaranteed by certain directors of the Company.	86,987	493,191

Notes payable to David and Daniel Bolton, due in annual installments totaling $500,000, including interest at 3.25%, final payment due December 31, 2026, unsecured	3,000,000	—

Total debt	$12,725,580	$15,772,448

Less current maturities	5,650,901	4,538,743

Total long term debt	$7,074,679	$11,233,705

On June 16, 2021, the Company received notice that the SBA had granted forgiveness and repaid $9.8 million of the PPP borrowings to its lender. The forgiveness was recorded as “other nonoperating income” for the three and nine months ended June 30, 2021.

11. ACQUISITIONS

On December 31, 2020, Energy Services completed an asset purchase of West Virginia Pipeline, which became a wholly owned subsidiary of Energy Services that operates as a gas and water distribution contractor primarily in southern West Virginia. Energy Services paid $3.5 million in cash and acquired a $3.0 million seller note with a term of five years with an interest rate of 3.25%. Previous owners, David Bolton and Daniel Bolton, have continued their roles as President and Vice President, respectively. The Company incurred approximately $150,000 in expenses related to the acquisition. West Virginia Pipeline earned revenues of $2.0 million and $3.2 million, respectively, for the three and nine months ended June 30, 2021.

On April 30, 2021, the Company’s Nitro subsidiary completed an asset purchase of Revolt Energy, Inc. (“Revolt Energy”), a solar installation company located in Nitro, WV for $150,000 in cash. After the acquisition, Revolt Energy began to operate as a division within Nitro. Revolt Energy earned revenues of $300,000 for the three months ended June 30, 2021.

ASC 805-10-50-2 requires public companies that present comparative financial statements to present pro forma financial statements as though the business combination that occurred during the current fiscal year had occurred as of the beginning of the comparable prior annual reporting period. As allowed under ASC 805-10-50-2, the Company finds this information impracticable to provide for the interim periods presented due to the lack of availability of meaningful financial statements of the acquired companies that comply with U.S. Generally Accepted Accounting Principles.

Energy Services accounts for business combinations under the acquisition method in accordance with ASC Topic 805, Business Combinations. Accordingly, for each transaction, the purchase price is allocated to the fair value of the assets acquired and liabilities assumed as of the date of the acquisition. In conjunction with the adoption of Accounting Standards Update (“ASU”) 2015-16, upon receipt of final fair value estimates during the measurement period, which must be within one year of the acquisition date, Energy Services records any adjustments to the preliminary fair value estimates in the reporting period in which the adjustments are determined. The Company is continuing to finalize the purchase price allocations related to the West Virginia Pipeline and Revolt Energy acquisitions.

Based on management’s preliminary valuation of tangible and intangible assets acquired and liabilities assumed, the purchase prices each acquisition is allocated in the tables below. These allocations are subject to change.

West Virginia Pipeline

Goodwill	$4,220,829
Equipment and vehicles	1,565,000
Building	220,243
Land	64,757
Non-compete agreement	150,000
Customer list	150,000
Cash received in acquisition	250,000
Debt assumed in acquisition	(120,829)
Purchase price	$6,500,000

Revolt Energy

Equipment and vehicles	$135,000
Non-compete agreement	100,000
Debt assumed in acquisition	(85,000)
Purchase price	$150,000

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

Revolt Energy’s reputation as a leading solar installation company in southern West Virginia made it an attractive acquisition and greatly eased Nitro’s entry into the growing solar installation industry. Prior to the acquisition, Revolt installed the solar panels and subcontracted the electrical work. The acquisition will now allow Nitro to self-perform the complete solar installation process. Nitro’s and Revolt’s common union affiliations align to give Nitro flexibility on both solar installations and commercial electrical work.

12. SUBSEQUENT EVENTS

On July 1, 2021, the Company submitted equipment purchase invoices to United Bank in order to receive $3.0 million in loan proceeds from the Equipment Line of Credit 2021 agreement signed on January 5, 2021.

On July 7, 2021, the Company received notification from United Bank that the remaining $40,000 in PPP loans borrowings were forgiven by the SBA.

On August 3, 2021, the Company received a one-year extension on its line of credit (“Operating Line of credit (2021)”) effective June 28, 2021.

Management has evaluated subsequent events through August 16, 2021, the date which the financial statements were available for issue. There have been no other material events during the period, other than noted above, that would either impact the results reflected in the report or the Company’s results going forward.

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

Company Overview

Energy Services of America Corporation (“Energy Services” or the “Company”) is a contractor and service company that operates primarily in the mid-Atlantic region of the United States and provides services to customers in the natural gas, petroleum, water distribution, automotive, chemical, and power industries. C.J. Hughes Construction Company, Inc. (“C.J. Hughes”), a wholly owned subsidiary of the Company, is a general contractor primarily engaged in pipeline construction for utility companies. Contractors Rental Corporation (“Contractors Rental”), a wholly owned subsidiary of C.J. Hughes, provides union building trade employees for projects managed by C.J. Hughes. Nitro Construction Services, Inc. (“Nitro”), a wholly owned subsidiary of C.J. Hughes, provides electrical, mechanical, HVAC/R, solar installation, and fire protection services to customers primarily in the automotive, chemical, and power industries. Pinnacle Technical Solutions, Inc. (“Pinnacle”), a wholly owned subsidiary of Nitro, operates as a data storage facility within Nitro’s office building. Pinnacle is supported by Nitro and has no employees of its own. All C.J. Hughes, Nitro, and Contractors Rental construction personnel are union members of various related construction trade unions and are subject to collective bargaining agreements that expire at varying time intervals.

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

On March 22, 2021, the Company established a new wholly owned subsidiary, SQP Construction Group, Inc. (“SQP”), that operates as a general contractor primarily in West Virginia. SQP engages in the construction and renovation of buildings and other civil construction projects for state and local government agencies and commercial customers. As a general contractor, SQP manages the overall construction project and subcontracts most of the work.

On April 30, 2021, the Company’s Nitro subsidiary completed an asset purchase of Revolt Energy, Inc. (“Revolt Energy”), a West Virginia corporation located in Nitro, WV. Revolt Energy previously operated primarily as a residential solar installation company in southern West Virginia. As a division of Nitro, Revolt Energy continues to perform residential solar installations and has expanded its solar installation services to include commercial and industrial customers. Revolt Energy’s construction employees are members of the International Brotherhood of Electrical Workers.

Energy Services provides contracting services for utilities, energy, and manufacturing related companies including gas distribution and transmission, petroleum, power, chemical, water & sewer and automotive industries. For the gas industry, the Company is primarily engaged in the construction, replacement and repair of natural gas pipelines and storage facilities for utility companies and private natural gas companies. Energy Services is involved in the construction of both interstate and intrastate pipelines, with an emphasis on the latter. For the oil industry, the Company provides a variety of services relating to pipeline, storage facilities and plant work. For the power, chemical, and automotive industries, the Company provides a full range of electrical and mechanical installations and repairs including substation and switchyard services, site preparation, equipment setting, pipe fabrication and installation, packaged buildings, transformers and other ancillary work with regards thereto. Energy Services’ other services include liquid pipeline construction, pump station construction, production facility construction, water and sewer pipeline installations, various maintenance and repair services and other services related to pipeline construction. The majority of the Company’s customers are located in West Virginia, Virginia, Ohio, Pennsylvania, and Kentucky.

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

COVID-19 Response

In March 2020, the World Health Organization recognized the novel strain of coronavirus, COVID-19, as a pandemic. This coronavirus outbreak has significantly impacted both the world and U.S. economies. In response to this coronavirus outbreak, the governments of many cities, counties, states and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes which has created significant uncertainties in the U.S. economy. In certain geographic regions in which the Company operates, temporary closures of businesses have been ordered or suggested and numerous other businesses have temporarily closed voluntarily. Further, individuals’ ability to travel has been curtailed through mandated travel restrictions and may be further limited through additional voluntary or mandated closures of travel-related businesses.

Some of the procedures that the Company has implemented to help protect employees from COVID-19 exposure are guidelines for social distancing, office sanitation, hand washing, mask wearing, limited office admittance and immediate symptom reporting. The Company has provided personal protective equipment and hand-sanitizers to employees and has made arrangements for administrative personnel to work from home. The Company works closely with our customers to limit exposure risk and cooperate with symptom reporting and contact tracing. Construction employees are required to meet all procedures established by our customers in addition to the Company’s own procedures. The Company also followed the paid sick and expanded family and medical leave guidelines set forth in the Families First Coronavirus Response Act, which expired on December 31, 2020. As of June 30, 2021, the Company has not had significant issues with COVID-19 exposure among its employees.

As of June 30, 2021, most of the Company’s existing customers had resumed projects that were affected by the March 2020 shutdowns. As a result, the Company has increased its employment level of construction personnel as compared to March 31, 2020. Given the uncertainty regarding the spread of this coronavirus, the related financial impact on the Company’s results of operations, financial position, and liquidity or capital resources cannot be reasonably estimated at this time.

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

Three and Nine Months Ended June 30, 2021, and 2020 Overview

The following is an overview of results from operations for the three and nine months ended June 30, 2021, and 2020:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Revenue	$25,285,951	$30,762,725	$82,901,159	$74,678,432

Cost of revenues	22,580,340	27,936,548	75,478,966	69,425,044

Gross profit	2,705,611	2,826,177	7,422,193	5,253,388

Selling and administrative expenses	3,207,864	2,532,141	10,627,607	7,473,422
(Loss) income from operations	(502,253)	294,036	(3,205,414)	(2,220,034)

Other nonoperating income (expense)
Interest income	108	83	151,877	53,332
Paycheck Protection Program loan forgiveness	9,799,100	—	9,799,100	—
Other nonoperating expense	(35,833)	(53,793)	(121,343)	(130,472)
Interest expense	(136,995)	(101,335)	(356,505)	(400,197)
Gain on sale of equipment	135,269	43,296	627,580	563,062
	9,761,649	(111,749)	10,100,709	85,725

Income (loss) before income taxes	9,259,396	182,287	6,895,295	(2,134,309)

Income tax (benefit) expense	(53,844)	200,242	(458,812)	(347,629)

Net income (loss)	9,313,240	(17,955)	7,354,107	(1,786,680)

Dividends on preferred stock	77,250	77,250	231,750	231,750

Income (loss) available to common shareholders	$9,235,990	$(95,205)	$7,122,357	$(2,018,430)

Weighted average shares outstanding-basic	13,621,406	13,627,293	13,621,406	13,844,340

Weighted average shares-diluted	17,089,722	13,627,293	17,089,722	13,844,340

Earnings (loss) per share available to common shareholders	$0.678	$(0.007)	$0.523	$(0.146)

Earnings (loss) per share-diluted available to common shareholders	$0.540	$(0.007)	$0.417	$(0.146)

Results of Operations for the Three and Nine Months Ended June 30, 2021, Compared to the Three and Nine Months Ended June 30, 2020

Revenues. A table comparing the Company’s revenues for the three and nine months ended June 30, 2021, compared to the three and nine months ended June 30, 2020, is below:

	Three Months Ended	Three Months Ended
	June 30, 2021	June 30, 2020	Change	Pct.
Gas & Water Distribution	$11,780,986	$4,867,185	$6,913,801	142.0%
Gas & Petroleum Transmission	1,967,647	12,936,299	(10,968,652)	-84.8%
Electrical, Mechanical, & General	11,537,318	12,959,241	(1,421,923)	-11.0%
Total	$25,285,951	$30,762,725	$(5,476,774)	-17.8%

	Nine Months Ended	Nine Months Ended
	June 30, 2021	June 30, 2020	Change	Pct.
Gas & Water Distribution	$27,517,763	$17,106,336	$10,411,427	60.9%
Gas & Petroleum Transmission	14,343,251	21,180,119	(6,836,868)	-32.3%
Electrical, Mechanical, & General	41,040,145	36,391,977	4,648,168	12.8%
Total	$82,901,159	$74,678,432	$8,222,727	11.0%

Total revenues decreased by $5.5 million for the three months ended June 30, 2021, and increased by $8.2 million for the nine months ended June 30, 2021, as compared to the same periods in 2020.

Gas & Water Distribution revenues totaled $11.8 million for the three months ended June 30, 2021, a $6.9 million increase from $4.9 million for the three months ended June 30, 2020. Gas & Water Distribution revenues totaled $27.5 million for the nine months ended June 30, 2021, a $10.4 million increase from $17.1 million for the nine months ended June 30, 2020. The revenue increases were primarily related to the Company’s overall commitment to growing this line of business through adding new distribution crews and the acquisition of West Virginia Pipeline. West Virginia Pipeline, acquired on December 31, 2020, contributed revenues of $2.0 million and $3.2 million, respectively, for the three and nine months ended June 30, 2021.

Gas & Petroleum Transmission revenues totaled $2.0 million for the three months ended June 30, 2021, a $10.9 million decrease from $12.9 million for the three months ended June 30, 2020. Gas & Petroleum Transmission revenues totaled $14.3 million for the nine months ended June 30, 2021, a $6.9 million decrease from $21.2 million for the nine months ended June 30, 2020. The revenue decreases were primarily related to fewer project bid opportunities combined with greater competition from non-union and larger union bidders during the three and nine months ended June 30, 2021. The Company was awarded smaller transmission projects that were delayed by the customer until the Company’s fourth quarter of fiscal year 2021.

Electrical, Mechanical, & General services and construction revenues totaled $11.5 million for the three months ended June 30, 2021, a $1.5 million decrease from $13.0 million for the three months ended June 30, 2020. Electrical, Mechanical, & General services and construction revenues totaled $41.0 million for the nine months ended June 30, 2021, a $4.6 million increase from $36.4 million for the nine months ended June 30, 2020. The revenue decrease for the three months ended June 30, 2021, as compared to 2020, was due to a large automotive project, which started in fiscal year 2020, that was nearing completion in the third quarter of fiscal year 2021 thereby reducing revenue. The revenue increase for the nine months ended June 30, 2021, as compared to 2020 was primarily related to significant increases in electrical and mechanical work, partially offset by a decline in HVAC work, during the first and second fiscal year quarters in 2021 as compared to 2020.

Cost of Revenues. A table comparing the Company’s costs of revenues for the three and nine months ended June 30, 2021, compared to the three and nine months ended June 30, 2020, is below:

	Three Months Ended	Three Months Ended
	June 30, 2021	June 30, 2020	Change	Pct.
Gas & Water Distribution	$9,345,937	$3,870,974	$5,474,963	141.4%
Gas & Petroleum Transmission	1,692,010	10,372,985	(8,680,975)	-83.7%
Electrical, Mechanical, & General	10,546,397	12,455,899	(1,909,502)	-15.3%
Unallocated Shop Expenses	995,996	1,236,690	(240,694)	-19.5%
	$22,580,340	$27,936,548	$(5,356,208)	-19.2%

	Nine Months Ended	Nine Months Ended
	June 30, 2021	June 30, 2020	Change	Pct.
Gas & Water Distribution	$22,612,678	$14,433,245	$8,179,433	56.7%
Gas & Petroleum Transmission	11,153,690	16,526,653	(5,372,963)	-32.5%
Electrical, Mechanical, & General	38,021,128	34,564,453	3,456,675	10.0%
Unallocated Shop Expenses	3,691,470	3,900,693	(209,223)	-5.4%
	$75,478,966	$69,425,044	$6,053,922	8.7%

Total cost of revenues decreased by $5.4 million for the three months ended June 30, 2021, and increased by $6.1 million for the nine months ended June 30, 2021, as compared to the same periods in 2020.

Gas & Water Distribution cost of revenues totaled $9.3 million for the three months ended June 30, 2021, a $5.4 million increase from $3.9 million for the three months ended June 30, 2020. Gas & Water Distribution cost of revenues totaled $22.6 million for the nine months ended June 30, 2021, an $8.2 million increase from $14.4 million for the nine months ended June 30, 2020. The cost of revenues increases were primarily related to the Company’s overall commitment to growing this line of business through adding new distribution crews and the acquisition of West Virginia Pipeline. West Virginia Pipeline, acquired on December 31, 2020, incurred cost of revenues of $1.1 million and $1.9 million, respectively, for the three and nine months ended June 30, 2021.

Gas & Petroleum Transmission cost of revenues totaled $1.7 million for the three months ended June 30, 2021, an $8.7 million decrease from $10.4 million for the three months ended June 30, 2020. Gas & Petroleum Transmission cost of revenues totaled $11.2 million for the nine months ended June 30, 2021, a $5.3 million decrease from $16.5 million for the nine months ended June 30, 2020. The cost of revenues decreases were primarily related to fewer project bid opportunities combined with greater competition from non-union and larger union bidders during the three and nine months ended June 30, 2021.

Electrical, Mechanical, & General services and construction cost of revenues totaled $10.5 million for the three months ended June 30, 2021, a $2.0 million decrease from $12.5 million for the three months ended June 30, 2020. Electrical, Mechanical, & General services & construction cost of revenues totaled $38.0 million for the nine months ended June 30, 2021, a $3.4 million increase from $34.6 million for the nine months ended June 30, 2020. The cost of revenues decrease for the three months ended June 30, 2021, as compared to 2020, was due to a large automotive project, which started in fiscal year 2020, that was nearing completion in the third quarter of fiscal year 2021 thereby reducing revenue. The cost of revenues increase for the nine months ended June 30, 2021, as compared to 2020 was primarily related to significant increases in electrical and mechanical work, partially offset by a decline in HVAC work, during the first and second fiscal year quarters in 2021 as compared to 2020.

Unallocated shop expenses totaled $996,000 for the three months ended June 30, 2021, a $241,000 decrease from $1.2 million for the three months ended June 30, 2020.  Unallocated shop expenses totaled $3.7 million for the nine months ended June 30, 2021, a $209,000 decrease from $3.9 million for the nine months ended June 30, 2020. The decreases in unallocated shop expenses were due to increased internal equipment charges to projects for the three and nine months ended June 30, 2021, as compared to 2020. The changes in these expenses for the three and nine months ended June 30, 2021, compared to 2020 directly resulted in the unallocated shop expense gross profit changes discussed below.

Gross Profit. A table comparing the Company’s gross profit for the three and nine months ended June 30, 2021, compared to the three and nine months ended June 30, 2020, is below:

	Three Months Ended	Three Months Ended
	June 30, 2021	June 30, 2020	Change	Pct.
Gas & Water Distribution	$2,435,049	$996,211	$1,438,838	144.4%
Gas & Petroleum Transmission	275,637	2,563,314	(2,287,677)	-89.2%
Electrical, Mechanical, & General	990,921	503,342	487,579	96.9%
Unallocated Shop Expenses	(995,996)	(1,236,690)	240,694	-19.5%
	$2,705,611	$2,826,177	$(120,566)	-4.3%

Gross Profit Percentage	10.7%	9.2%

	Nine Months Ended	Nine Months Ended
	June 30, 2021	June 30, 2020	Change	Pct.
Gas & Water Distribution	$4,905,085	$2,673,091	$2,231,994	83.5%
Gas & Petroleum Transmission	3,189,561	4,653,466	(1,463,905)	-31.5%
Electrical, Mechanical, & General	3,019,017	1,827,524	1,191,493	65.2%
Unallocated Shop Expenses	(3,691,470)	(3,900,693)	209,223	-5.4%
	$7,422,193	$5,253,388	$2,168,805	41.3%

Gross Profit Percentage	9.0%	7.0%

Total gross profit decreased by $121,000 and increased by $2.2 million, respectively, for the three and nine months ended June 30, 2021, as compared to the same periods in 2020.

Gas & Water Distribution gross profit totaled $2.4 million for the three months ended June 30, 2021, a $1.4 million increase from $996,000 for the three months ended June 30, 2020. Gas & Water Distribution gross profit totaled $4.9 million for the nine months ended June 30, 2021, a $2.2 million increase from $2.7 million for the nine months ended June 30, 2020. The gross profit increases were primarily related to the Company’s overall commitment to growing this line of business through adding new distribution crews and the acquisition of West Virginia Pipeline. West Virginia Pipeline, acquired on December 31, 2020, contributed gross profit of $900,000 and $1.3 million, respectively, for the three and nine months ended June 30, 2021.

Gas & Petroleum Transmission gross profit totaled $275,000 for the three months ended June 30, 2021, a $2.3 million decrease from $2.6 million for the three months ended June 30, 2020. Gas & Petroleum Transmission gross profit totaled $3.2 million for the nine months ended June 30, 2021, a $1.5 million decrease from $4.7 million for the nine months ended June 30, 2020. The gross profit decreases were primarily related to fewer project bid opportunities combined with greater competition from larger union and non-union bidders during the three and nine months ended June 30, 2021. The Company was awarded smaller transmission projects that were delayed by the customer until the Company’s fourth quarter of fiscal year 2021.

Electrical, Mechanical, & General services and construction gross profit totaled $991,000 for the three months ended June 30, 2021, a $488,000 increase from $503,000 for the three months ended June 30, 2020. Electrical, Mechanical, & General services and construction gross profit totaled $3.0 million for the nine months ended June 30, 2021, a $1.2 million increase from $1.8 million for the nine months ended June 30, 2020. More efficient production accounted for the increased gross profit for the three months ended June 30, 2021, as compared to 2020. The gross profit increases for the nine months ended June 30, 2021, as compared to 2020 were primarily related to a significant increase in electrical and mechanical work performed along with more efficient production.

Unallocated shop expenses gross profit totaled ($996,000) for the three months ended June 30, 2021, a $241,000 increase from ($1.2 million) for the three months ended June 30, 2020.  Unallocated shop expenses gross profit totaled ($3.7 million) for the nine months ended June 30, 2021, a $209,000 increase from ($3.9 million) for the nine months ended June 30, 2020. The gross profit increases were due to increased internal equipment charges to projects for the three and nine months ended June 30, 2021, as compared to 2020.

Selling and administrative expenses. Total selling and administrative expenses increased by $676,000 to $3.2 million for the three months ended June 30, 2021, from $2.5 million for the same period in 2020. Approximately $586,000 of the selling and administrative expense increase for the three months ended June 30, 2021, was from the operations of the new subsidiaries, West Virginia Pipeline and SQP.

Total selling and administrative expenses increased by $3.2 million to $10.6 million for the nine months ended June 30, 2021, from $7.4 million for the same period in 2020. The Company incurred higher labor costs for the nine months ended June 30, 2021, compared to the same period in 2020 primarily due to the Company investing approximately $767,000 in personnel to increase management, estimating and customer base in the transmission division, developing a quality assurance/quality control program, expanding its mechanical services, and improving production tracking. Additionally, incentive compensation increased by $481,000 for the nine months ended June 30, 2021, compared the same period in 2020. The overall increase in selling and administrative expense, including an increase in incentive compensation, related to an initiative launched by the Company to increase and incentivize operational talent within the Company and increase revenue and profit margins.

A one-time $651,000 Qualified Non-Elective Contribution (“QNEC”) adjustment to the Company’s 401(k) plan (“Plan”) attributable to the 2021 Plan year increased selling and administrative costs for the nine months ended June 30, 2021, as compared to 2020. The reason for the QNEC adjustment was to correct Plan participant’s balances due to a third-party administrator’s actions.

Approximately $784,000 of the selling and administrative expense increase for the nine months ended June 30, 2021, was from the operations of the new subsidiaries, West Virginia Pipeline and SQP along with approximately $150,000 in acquisition costs related to WV Pipeline.

Interest Expense. Interest expense increased by $36,000 to $137,000 for the three months ended June 30, 2021, from $101,000 for the same period in 2020. The increase in interest expense was primarily due to the financing of the West Virginia Pipeline acquisition.

Interest expense decreased by $43,000 to $357,000 for the nine months ended June 30, 2021, from $400,000 for the same period in 2020. The decrease in interest expense was primarily due to the timing of debt repayment and debt proceeds received in fiscal year 2021 compared to 2020.

Other income (expenses) Other income totaled $9.8 million for the three months ended June 30, 2021, as compared to other expenses of ($112,000) for the three months ended June 30, 2020. Other income totaled $10.1 million for the nine months ended June 30, 2021, compared to other income of $86,000 for the nine months ended June 30, 2020. The increase in other income was primarily related to PPP loan debt forgiveness recognized during the three and nine months ended June 30, 2021.

Net income (loss). Income before income taxes was $9.3 million for the three months ended June 30, 2021, compared to loss before income taxes of ($18,000) for the same period in 2020. Income before income taxes was $7.4 million for the nine months ended June 30, 2021, compared to loss before income taxes of ($1.8 million) for the same period in 2020. The income (loss) before income taxes for the respective periods were due to the items mentioned above.

Income tax benefit for the three months ended June 30, 2021, was ($54,000) compared to income tax expense of $200,000 for the same period in 2020. Income tax benefit for the nine months ended June 30, 2021, was ($459,000) compared to income tax benefit of ($348,000) for the same period in 2020.

The effective income tax rate for the three months ended June 30, 2021, was (0.6%), as compared to 109.8% for the same period in 2020. The effective income tax rate for the nine months ended June 30, 2021, was (6.7%), as compared to 16.3% for the same period in 2020. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income and non-deductible expenses.

According to the CARES Act passed by Congress in March 2020, PPP loan forgiveness is not taxable. In accordance with the Consolidated Appropriations Act, 2021, the Company’s PPP related expenditures in fiscal year 2020 were considered deductible expenses for federal income tax purposes. The PPP forgiveness had a significant impact on the effective income tax rate for the three and nine months ended June 30, 2021, as taxable income was decreased by $9.8 million.

Per diem paid to employees on construction projects and entertainment expenses are only partially deductible from taxable income and can have a significant impact on the effective tax rate. For the nine months ended June 30, 2021, the non-deductible portion of per diem and entertainment expenses resulted in an approximate $402,000 increase in taxable income as compared to $312,000 for the same period in 2020.

Dividends on preferred stock for the three and nine months ended June 30, 2021, and 2020 were $77,250 and $231,750, respectively.

Net income available to common shareholders for the three months ended June 30, 2021, was $9.2 million compared to net loss available to common shareholders of ($95,000) for the same period in 2020. Net income available to common shareholders for the nine months ended June 30, 2021, was $7.1 million compared to net loss available to common shareholders of ($2.0 million) for the same period in 2020.The main reason for the increase in net income available to common shareholders was PPP loan forgiveness. Without forgiveness the Company would have had an operational loss.

Comparison of Financial Condition at June 30, 2021, and September 30, 2020

The Company had total assets of $57.1 million at June 30, 2021, a decrease of $1.1 million from the prior fiscal year end balance of $58.2 million.

Cash and cash equivalents totaled $2.3 million at June 30, 2021, a decrease of $8.9 million from the prior fiscal year end balance of $11.2 million. The decrease was primarily due to a $7.4 million cash investment in property and equipment in addition to a net $1.8 million negative cash flow from operating activities.

Accounts receivable, which totaled $14.3 million at June 30, 2021, decreased by $3.9 million from the prior fiscal year end balance of $18.2 million. The decrease was primarily due to the collection of receivables from September 30, 2020, partially offset by the timing of current year billings.

Retainages receivable totaled $1.0 million at June 30, 2021, a $1.5 million decrease from the prior fiscal year end balance of $2.5 million. The decrease was primarily due to the collection of retainages receivable from September 30, 2020, and fewer current year projects that require retainages to be withheld.

The Company had property, plant and equipment of $22.5 million at June 30, 2021, an increase of $6.1 million from the prior fiscal year end balance of $16.4 million. The increase was due to $9.6 million in property, plant and equipment acquisitions, of which $1.9 million related to the acquisition of West Virginia Pipeline, partially offset by depreciation of $3.4 million.

Goodwill and acquired intangible assets resulting from the West Virginia Pipeline and Revolt Energy acquisitions totaled $4.6 million at June 30, 2021, as compared to no goodwill and acquired intangible assets at the prior fiscal year end.

Other receivables totaled $1.1 million at June 30, 2021, a $1.1 million increase from the prior fiscal year end balance of $9,000. The increase was primarily due to $671,000 in captive insurance refunds receivable and $348,000 in insurance premium refunds receivable.

Prepaid expenses and other totaled $4.1 million at June 30, 2021, an increase of $776,000 from the prior fiscal year end balance of $3.3 million. The increase was primarily due to prepaid insurance premiums, net of accruals, that were financed during the nine months ended June 30, 2021.

Contract assets totaled $7.2 million at June 30, 2021, an increase of $674,000 from the prior fiscal year end balance of $6.5 million. The increase was due to a difference in the timing of project billings at June 30, 2021, compared to September 30, 2020.

The Company had total liabilities of $24.1 million at June 30, 2021, a decrease of $8.2 million from the prior fiscal year end balance of $32.3 million.

Long-term debt totaled $10.4 million at June 30, 2021, a decrease of $4.9 million from the prior fiscal year end balance of $15.3 million. The decrease in long-term debt was primarily due to the $9.8 million forgiveness of PPP loans and $2.0 million in debt repayments, partially offset by $6.5 million in notes payable related to the West Virginia Pipeline acquisition and $349,000 in new equipment debt.

Accounts payable totaled $3.1 million at June 30, 2021, a decrease of $2.1 million from the prior fiscal year end balance of $5.2 million. The decrease was due to the timing of accounts payable payments as compared to September 30, 2020.

Accrued expenses and other current liabilities totaled $2.9 million at June 30, 2021, a decrease of $1.3 million from the prior fiscal year end balance of $4.2 million. The decrease was due to the timing of accrued expense payments as compared to September 30, 2020.

Contract liabilities totaled $3.6 million at June 30, 2021, a decrease of $1.3 million from the prior fiscal year end total of $4.9 million. The decrease was due to a difference in the timing of project billings at June 30, 2021 compared to at September 30, 2020.

Deferred tax liabilities totaled $1.7 million at June 30, 2021, a decrease of $545,000 from the prior fiscal year end balance of $2.3 million. The decrease was primarily related to the net operating loss carry forward for the nine months ended June 30, 2021.

Lines of credit and short-term borrowings totaled $2.3 million at June 30, 2021, an increase of $1.8 million from the prior fiscal year end balance of $510,000. The increase was primarily due to net line of credit borrowings of $1.0 million and a $836,000 increase in insurance premiums financed, net of repayments.

Shareholders’ equity was $32.9 million at June 30, 2021, an increase of $7.1 million from the prior fiscal year end balance of $25.8 million. This increase was due to the net income available to common shareholders of $7.1 million for the nine months ended June 30, 2021.

Liquidity and Capital Resources

Indebtedness

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 monthly. The interest rate on this loan agreement is 4.82% with monthly payments of $7,800. The interest rate on this note is subject to change from time to time based on changes in The U.S. Treasury yield, adjusted to a constant maturity of three years as published by the Federal Reserve weekly. As of June 30, 2021, the Company had made principal payments of $268,000. The loan is collateralized by the building purchased under this agreement.

On September 16, 2015, the Company entered into a $2.5 million Non-Revolving Note agreement with United Bank, Inc. This six-year agreement gave the Company access to a $2.5 million line of credit (“Equipment Line of Credit”), specifically for the purchase of equipment, for the period of one year with an interest rate of 5.0%. After the first year, all borrowings against the Equipment Line of Credit were converted to a five-year term note agreement with an interest rate of 5.0%. As of June 30, 2021, the Company had borrowed $2.46 million against this note and made principal payments of $2.4 million. The loan is collateralized by the equipment purchased under this agreement.

On November 13, 2015, the Company entered into a 10-year $1.1 million loan agreement with United Bank, Inc. to purchase the fabrication shop and property Nitro had previously been leasing for $12,900 each month. The interest rate on the new loan agreement is 4.25% with monthly payments of $11,602. As of June 30, 2021, the Company had made principal payments of $540,000. The loan is collateralized by the building and property purchased under this agreement.

On June 28, 2017, the Company entered into a $5.0 million Non-Revolving Note agreement with United Bank, Inc. This five-year agreement gave the Company access to a $5.0 million line of credit (“Equipment Line of Credit 2017”), specifically for the purchase of equipment, for a period of three months with an interest rate of 4.99%.  After three months, all borrowings against the Equipment Line of Credit 2017 were converted to a five-year term note agreement with an interest rate of 4.99%. As of June 30, 2021, the Company had borrowed $5.0 million against this note and made principal payments of $3.8 million. The loan is collateralized by the equipment purchased under this agreement.

On December 31, 2020, West Virginia Pipeline Acquisition Company, later renamed West Virginia Pipeline, Inc., entered into a $3.0 million sellers’ note agreement with David and Daniel Bolton for the remaining purchase price of West Virginia Pipeline, Inc. As part of the $6.5 million acquisition, the acquisition company paid $3.5 million in cash in addition to the note. The unsecured five-year term note requires equal annual payments with a fixed interest rate of 3.25%. As of June 30, 2021, the Company has made interest payments of $51,000 and plans to make the first installment payment in December 2021.

On January 5, 2021, the Company entered into a $3.0 million Non-Revolving Note agreement with United Bank, Inc. This five-year agreement gave the Company access to a $3.0 million line of credit (“Equipment Line of Credit 2021”), specifically for the purchase of equipment, for a period of twelve months with a variable interest rate initially established at 4.25% as based on the Prime Rate as published by The Wall Street Journal. After twelve months, all borrowings against the Equipment Line of Credit 2021 will be converted to a four-year term note agreement with a variable interest rate initially established at 4.25%. The loan will be collateralized by the equipment purchased under this agreement. As of June 30, 2021, the Company had not borrowed against this line of credit.

On April 2, 2021, the Company entered into a $3.5 million Non-Revolving Note agreement with United Bank, Inc. This five-year agreement repaid the outstanding $3.5 million line of credit that was used for the down payment on the West Virginia Pipeline acquisition. This loan has a variable interest rate initially established at 4.25% as based on the Prime Rate as published by The Wall Street Journal. The loan is collateralized by the Company’s equipment and receivables. As of June 30, 2021, the Company had made principal payments of $158,000.

Paycheck Protection Program Loans

Due to the economic uncertainties created by COVID-19 and limited operating funds available, the Company applied for loans under the Paycheck Protection Program (“PPP”). On April 15, 2020, Energy Services of America Corporation and subsidiaries C.J. Hughes Construction Company, Contractors Rental Corporation and Nitro Construction Services, Inc. entered into separate Paycheck Protection Program notes effective April 7, 2020, with United Bank, Inc. as the lender (“Lender”) in an aggregate principal amount of $13,139,100 pursuant to the PPP (collectively, the “PPP Loan”). In a special meeting held on April 27, 2020, the Board of Directors of the Company unanimously voted to return $3.3 million of the PPP Loan funds after discussing the financing needs of the Company and subsidiaries. That left the Company and subsidiaries with $9.8 million in PPP Loans to fund operations.

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

On June 16, 2021, the Company received notice that the SBA had granted forgiveness and repaid $9.8 million of the PPP borrowings to the Lender. The forgiveness was recorded as “other nonoperating income” for the three and nine months ended June 30, 2021. The forgiveness application for the remaining $40,000 had been resubmitted to the Lender and SBA as of June 30, 2021, and forgiveness notice was received in July 2021.

Borrowers must retain PPP documentation for at least 6 years after the date the loan is forgiven or paid in full, and the SBA and SBA Inspector General must be granted these files upon request. The SBA could still revisit its forgiveness decision and determine that the Company does not qualify in whole or in part for loan forgiveness and demand repayment of the loans. In addition, it is unknown what type of penalties could be assessed against the Company if the SBA disagrees with the Company’s certification. Any penalties in addition to the potential return of the PPP Loan could negatively impact the Company’s business, financial condition and results of operations and prospects.

Operating Line of Credit

On August 3, 2021, the Company received a one-year extension on its line of credit (“Operating Line of credit (2020)”) effective June 28, 2021. The $15.0 million revolving line of credit has a $12.5 million component and a $2.5 million component, each with separate borrowing requirements. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%. Based on the borrowing base calculation, the Company was able to borrow up to $6.4 million as of June 30, 2021. The Company had $1.0 million in borrowings on the line of credit, leaving $5.4 million available on the line of credit as of June 30, 2021. The interest rate at June 30, 2021, was 4.99%. Based on the borrowing base calculation, the Company was able to borrow up to $11.1 million as of September 30, 2020. The Company had no borrowings on the line of credit, leaving $11.1 million available on the line of credit as of September 30, 2020. The interest rate at September 30, 2020, was 4.99%.

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

The Company believes it was in compliance with all covenants for the $12.5 million component of Operating Line of Credit (2020) at June 30, 2021.

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

The Company rents equipment for use on construction projects with rental agreements being week to week or month to month. Rental expense can vary by fiscal year due to equipment requirements on construction projects and the availability of Company owned equipment. Rental expense, which is included in cost of goods sold on the Consolidated Income Statement, was $2.5 million and $2.1 million for the nine months ended June 30, 2021, and 2020, respectively.

Letters of Credit

Certain of our customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors and vendors on various customer projects. At June 30, 2021, the Company did not have any letters of credit outstanding.

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

The ability to obtain bonding for future contracts is an important factor in the contracting industry with respect to the type and number of contracts that can be bid. Depending upon the size and conditions of a contract, the Company may be required to post letters of credit or other collateral in favor of the insurer. Posting of these letters or other collateral will reduce our borrowing capabilities. The Company does not anticipate any claims against outstanding performance bonds in the foreseeable future. At June 30, 2021, the Company had $12.1 million in performance bonds outstanding.

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

Please see the tables below for customers that represent 10.0% or more of the Company’s revenue or accounts receivable net of retention for the nine months ended June 30, 2021, and 2020:

	Nine Months Ended
Revenue	June 30, 2021	June 30, 2020
TransCanada	*	19.1%
All other	100.0%	80.9%
Total	100.0%	100.0%

*Less than 10.0% and included in “All other” if applicable

	At
Accounts receivable net of retention	June 30, 2021	June 30, 2020
NIPSCO	11.5%	*
TransCanada	*	26.9%
Shimizu North American	*	17.1%
Stenco Construction	*	13.1%
All other	88.5%	42.9%
Total	100.0%	100.0%

*Less than 10.0% and included in “All other” if applicable

Litigation

In February 2018, the Company filed a lawsuit against a former customer related to a dispute over changes on a pipeline construction project. The Company is seeking $10.0 million in the lawsuit, none of which has been recognized in the Company’s financial statements. The Company expects the case to go to trial in October 2021 barring a mediation settlement between the parties. Other than described above, at June 30, 2021, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties, or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At June 30, 2021, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 each month. Mr. Douglas Reynolds, President of Energy Services, was a director and secretary of First Bank of Charleston. Mr. Samuel Kapourales, a director of Energy Services, was also a director of First Bank of Charleston. On October 15, 2018, First Bank of Charleston was merged into Premier Bank, Inc., a wholly owned subsidiary of Premier Financial Bancorp, Inc. Mr. Marshall Reynolds, Chairman of the Board of Energy Services, holds the same position with Premier Financial Bancorp Inc. Mr. Neal Scaggs is a director of Energy Services and holds the same position with Premier Financial Bancorp, Inc. Mr. Douglas Reynolds is the president and a director of Energy Services and a director of Premier Financial Bancorp, Inc. The interest rate on the loan agreement is 4.82% with monthly payments of $7,800. As of June 30, 2021, we have paid approximately $268,000 in principal and approximately $340,000 in interest since the beginning of the loan.

On December 31, 2020, the Company entered into a 5-year $3.0 million unsecured loan agreement with David Bolton and Daniel Bolton to complete the asset purchase of West Virginia Pipeline, Inc. The agreement allows for annual payments of at least $500,000 due on each anniversary date of the purchase with final payment due by December 31, 2026. The interest rate on the loan agreement is 3.25%. As part of the purchase agreement, David Bolton and Daniel Bolton agreed to continue in their roles as president and vice president, respectively, for at least one year. As of June 30, 2021, the Company had paid approximately $49,000 in interest and no principal payments made since the beginning of the loan.

Other than mentioned above, there were no new material related party transactions entered into during the three and nine months ended June 30, 2021.

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

Inflation

Due to relatively low levels of inflation during the three and nine months ended June 30, 2021, and 2020, inflation did not have a significant effect on our results.

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

Certain conditions must be present for there to be a contract with a customer:

●	The parties to the contract have approved the contract (in writing, orally, or in accordance with other customary business practices) and are committed to perform their respective obligations.
●	The Company can identify each party’s rights regarding the goods or services to be transferred.
●	The Company can identify the payment terms for the goods or services to be transferred.
●	The contract has commercial substance (that is, the risk, timing, or amount of the entity’s future cash flows is expected to change as a result of the contract).

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

Identify Performance Obligations

Once the Company has determined that it has a contract with a customer as defined in Accounting Standards Codification (ASC) 606, the Company must determine what the performance obligations are. A performance obligation is defined in the ASC Master Glossary as:

A promise in a contract with a customer to transfer to the customer either:

●	A good or service (or a bundle of goods or services) that is distinct;
●	A series of distinct goods or services that are substantially the same and that have the same pattern of transfer to the customer.

Generally, performance obligations are clearly stated in the contract. The Company’s contracts usually contain one performance obligation that is satisfied over time because our performance typically creates or enhances an asset that the customer controls as the asset is created or enhanced.

In assessing whether promises to transfer goods or service to the customer are separately identifiable, a company considers the following factors:

●	The entity provides a significant service of integrating the goods or services with other goods or services promised in the contract into a bundle of goods or services that represent the combined output or outputs for which the customer has contracted. In other words, the entity is using the goods or services as inputs to produce or deliver the combined output or outputs specified by the customer. Combined output or outputs might include more than one phase, element, or unit.
●	One or more of the goods or services significantly modifies or customizes, or are significantly modified or customized by, one or more of the other goods or services promised in the contract.
●	The goods or services are highly interdependent or highly interrelated. In other words, each of the goods or services is significantly affected by one or more of the other goods or services in the contract. For example, in some cases, two or more goods or services are significantly affected by each other because the entity would not be able to fulfill its promise by transferring each of the goods or services independently.

Under ASC 606, contracts will be required to be combined when certain criteria are met. The new accounting standard requires contracts be combined prior to further assessment of the five elements, if one or more of the following criteria are met:

●	Negotiated at the same time with the same customer (or related party) with a single commercial objective in mind;
●	The consideration to be paid for one contract is dependent on another contract;
●	The promised goods and services in the contracts are a single performance obligation in accordance with the guidance.

If the promises do not meet the requirements for separating, the performance obligations shall be combined into one performance obligation. A contract could have several performance obligations which in themselves include sets of promises that are not distinct and cannot be separated.

Management has made the assessment that the company is acting as a principal rather than as an agent (i.e., the company integrates the materials, labor and equipment into the deliverables promised to the customer) in all contracts performed by the Company.

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

The following are examples of variable considerations within a contract:

●	Claims and pending change orders;
●	Unpriced change orders;
●	Incentive and penalty provisions within the contract;
●	Shared savings;
●	Price concessions;
●	Liquidating damages; and
●	Unit price contracts with variable consideration.

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

The following factors may increase the likelihood or the magnitude of a revenue reversal:

●	The amount of consideration is highly susceptible to factors outside the entity’s influence,
●	The uncertainty is not expected to be resolved for a long period of time,
●	The entity’s experience with similar types of contracts is limited,
●	The entity has a practice of offering a broad range of price concessions or changing the payment terms frequently; and
●	The contract has a broad range of possible consideration amounts.

Recognize Revenue

The Company disaggregates revenue based on our operating groups and contract types as it is the format that is regularly reviewed by management. Our reportable operating groups are Gas & Water Distribution, Gas & Petroleum Transmission, Petroleum, and Electrical & Mechanical services. Our contract types are: Lump Sum, Unit Price, and Cost Plus and Time and Material (T&M).

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

Contracts may require the Company to warranty that work is performed in accordance with the contract; however, the warranty is not priced separately, and the Company does not offer customers an option to purchase a warranty. As of June 30, 2021, the Company does not have a material amount of costs expensed that would otherwise be capitalized and amortized.

The accuracy of our revenue and profit recognition in a given period depends on the accuracy of our estimates of the cost to complete each project. We believe our experience allows us to create materially reliable estimates. There are a number of factors that can contribute to changes in estimates of contract cost and profitability. The most significant of these include:

●	the completeness and accuracy of the original bid;
●	costs associated with scope changes;
●	changes in costs of labor and/or materials;
●	extended overhead and other costs due to owner, weather and other delays;
●	subcontractor performance issues;
●	changes in productivity expectations;
●	site conditions that differ from those assumed in the original bid;
●	changes from original design on design-build projects;
●	the availability and skill level of workers in the geographic location of the project;
●	a change in the availability and proximity of equipment and materials;
●	our ability to fully and promptly recover on affirmative claims and back charges for additional contract costs; and
●	the customer’s ability to properly administer the contract.

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

U.S. GAAP also prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or to be taken on a tax return. This evaluation is a two-step process. First, the recognition process determines if it is more likely than not that a tax position will be sustained based on the merits of the tax position upon examination by the appropriate taxing authority. Second, a measurement process is calculated to determine the amount of benefit/expense to recognize in the financial statements if a tax position meets the more likely than not recognition threshold. The tax position is measured at the greatest amount of benefit/expense that is more likely than not of being realized upon ultimate settlement. Any interest and penalty related to the unrecognized tax benefits, as the result of recognition of tax obligations resulting from uncertain tax positions, are included in the provision for income taxes. The Company had not recognized any uncertain tax positions at June 30, 2021.

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

Self-Insurance

The Company has its workers’ compensation, general liability and auto insurance through a captive insurance company. While the Company believes that this arrangement has been very beneficial in reducing and stabilizing insurance costs; the Company does have to maintain a surety deposit to guarantee payments of premiums. That account had a balance of $2.0 million as of June 30, 2021. Should the captive insurance company experience severe losses over an extended period, it could have a detrimental effect on the Company.

Current and Non-Current Accounts Receivable and Provision for Doubtful Accounts

The Company provides an allowance for doubtful accounts when collection of an account is considered doubtful. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates relating to, among others, our customers’ access to capital, our customers’ willingness or ability to pay, general economic conditions and the ongoing relationship with the customers. While most of our customers are large well capitalized companies, should they experience material changes in their revenues and cash flows or incur other difficulties and not be able to pay the amounts owed, this could cause reduced cash flows and losses in excess of our current reserves. At June 30, 2021, the management review deemed that the allowance for doubtful accounts was adequate.

Operating Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Among other things, lessees are required to recognize the following for all leases (except for short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. It is the Company’s preference to acquire equipment needed for long-term use through purchase, by cash or finance. For equipment needed on a short-term basis, the Company will enter into short-term rental agreements with the equipment provider where the agreement is cancellable at any time. The adoption of ASU 2016-02 had an immaterial impact, if any, on its consolidated financial statements.

The Company rents equipment for use on construction projects with rental agreements being week to week or month to month. Rental expense can vary by fiscal year due to equipment requirements on construction projects and the availability of Company owned equipment. Rental expense, which is included in cost of goods sold on the Consolidated Income Statement, was $2.5 million and $2.1 million for the nine months ended June 30, 2021, and 2020, respectively.

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

New Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. ASU 2017-04 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The update was issued to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Company has adopted ASU 2017-04 and it did not have a material impact on its financial statements or disclosure.

Subsequent Events

On July 1, 2021, the Company submitted equipment purchase invoices to United Bank in order to receive $3.0 million in loan proceeds from the Equipment Line of Credit 2021 agreement signed on January 5, 2021.

On July 7, 2021, the Company received notification from United Bank that the remaining $40,000 in PPP loans borrowings were forgiven by the SBA.

On August 3, 2021, the Company received a one-year extension on its line of credit (“Operating Line of credit (2020)”) effective June 28, 2021.

Management has evaluated subsequent events through August 16, 2021, the date which the financial statements were available for issue. There have been no other material events during the period, other than noted above, that would either impact the results reflected in the report or the Company’s results going forward.

Outlook

The following statements are based on current expectations. These statements are forward looking, and actual results may differ materially.

As a contractor providing electrical, mechanical, HVAC and underground piping installation and maintenance services to customers in the petroleum, natural gas, public utilities and power industries, the Company and its subsidiaries are considered an “Essential Business” in the various states in which it operates. While it is unknown how long the COVID-19 virus will last and what the complete financial effect will be to the Company, the coronavirus outbreak is expected to have a significant effect on the Company’s 2021 operating results. As of June 30, 2021, many of the Company’s existing customers had resumed projects that were affected by the March 2020 shutdowns. As a result, the Company has increased its employment level of construction personnel as compared to June 30, 2020. Given the uncertainty regarding the spread of this coronavirus, the related financial impact on the Company’s results of operations, financial position, and liquidity or capital resources cannot be reasonably estimated at this time.

Currently, the Company is receiving bid opportunities from existing and potentially new customers; however, gas transmission bid opportunities have been fewer and are being released later than expected. The Company is experiencing greater competition due to both the number of non-union and larger union competitors bidding on and driving down pricing on smaller transmission projects. The Company is working to increase the number of transmission customers in which it has master services agreements in order to increase bidding opportunities. The Company is experiencing a greater demand for its gas and water distribution services. The Company’s backlog at June 30, 2021, was $73.1 million, with $13.0 million in contracts awarded subsequent to June 30, 2021. While adding additional projects appears likely, no assurances can be given that the Company will be successful in bidding on projects that become available. Moreover, even if the Company obtains contracts, there can be no guarantee that the projects will go forward.

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

There has been no change in Energy Services of America Corporation’s internal control over financial reporting during Energy Services of America Corporation’s third quarter of fiscal year 2021 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

In February 2018, the Company filed a lawsuit against a former customer related to a dispute over changes on a pipeline construction project. The Company is seeking $10.0 million in the lawsuit, none of which has been recognized in the Company’s financial statements. The Company expects the case to go to trial in October 2021 barring a mediation settlement between the parties. Other than described above, at June 30, 2021, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At June 30, 2021, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. Risk Factors

Please see the information disclosed in the “Risk Factors” section of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on January 4, 2021. There have been no material changes to the risk factors since the filing of the Annual Report on Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	There have been no unregistered sales of equity securities during the period covered by the report.
(b)	None.
(c)	There were no repurchases of Energy Services of America Corporation’s shares of its common stock during the three months ended June 30, 2021.

ITEM 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY SERVICES OF AMERICA CORPORATION

Date: August 16, 2021	By:	/s/ Douglas V. Reynolds
Douglas V. Reynolds
Chief Executive Officer

Date: August 16, 2021	By:	/s/ Charles P. Crimmel
Charles P. Crimmel
Chief Financial Officer