Form 10-K
period 2021-09-30
Energy Services of America CORP
filed 2021-12-29
CIK 1357971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number: 001-32998

Energy Services of America Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-4606266
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

75 West 3rd Ave., Huntington, West Virginia	25701
(Address of Principal Executive Office)	(Zip Code)

(304) 522-3868

(Registrant’s Telephone Number including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
None	None	None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ⌧ NO ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and an “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price on March 31, 2021, was $ 13,654,316.

As of December 28, 2021, there were issued and outstanding 17,466,328 and 16,247,898, respectively, shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

Energy Services of America Corporation

Annual Report on Form 10-K

For the Fiscal Year Ended

September 30, 2021

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

PART I

ITEM 1.Business

Overview

Energy Services of America Corporation (“Energy Services” or the “Company”), formed in 2006, is a contractor and service company that operates primarily in the mid-Atlantic region of the United States and provides services to customers in the natural gas, petroleum, water distribution, automotive, chemical, and power industries. C.J. Hughes Construction Company, Inc. (“C.J. Hughes”), a wholly owned subsidiary of the Company, is a general contractor primarily engaged in pipeline construction for utility companies. Contractors Rental Corporation (“Contractors Rental”), a wholly owned subsidiary of C.J. Hughes, provides union building trade employees for projects managed by C.J. Hughes. Nitro Construction Services, Inc. (“Nitro”), a wholly owned subsidiary of C.J. Hughes, provides electrical, mechanical, HVAC/R, solar installation, and fire protection services to customers primarily in the automotive, chemical, and power industries. Pinnacle Technical Solutions, Inc. (“Pinnacle”), a wholly owned subsidiary of Nitro, operates as a data storage facility within Nitro’s office building. Pinnacle is supported by Nitro and has no employees of its own. All C.J. Hughes, Nitro, and Contractors Rental construction personnel are union members of various related construction trade unions and are subject to collective bargaining agreements that expire at varying time intervals.

On December 31, 2020, Energy Services completed an asset purchase of West Virginia Pipeline, Inc. (“West Virginia Pipeline”), a West Virginia corporation located in Princeton, West Virginia. West Virginia Pipeline, a wholly owned subsidiary of Energy Services, operates as a gas and water distribution contractor primarily in southern West Virginia. West Virginia Pipeline’s employees are non-union, and the company is managed independently from C.J. Hughes and Nitro.

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

On June 30, 2021, the Company provided notice to all holders of the Company’s 6.0% Convertible Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) that, subject to applicable law and in accordance with the Company’s certificate of incorporation, the Company intended to redeem all 206 shares of the Series A Preferred Stock, at a price equal to $25,000 per preferred share plus all accrued and unpaid dividends whether or not declared up to and excluding the Redemption Date of September 1, 2021 (the “Redemption Price”).

A portion of the 206 outstanding shares of Series A Preferred Stock were converted into common stock of the Company (“Common Stock”) at the election of each shareholder. The conversion formula for each share of the Series A Preferred Stock was $25,000 plus all accrued but unpaid dividends up to, but excluding, September 1, 2021 divided by the Conversion Price of $1.50. Cash was issued in lieu of fractional shares at a rate of $1.50 multiplied by the fractional share rounded to the nearest cent.

On October 6, 2021, the Company’s transfer agent completed the redemption, which resulted in the issuance of 2,626,492 new shares of the Company’s common stock, the issuance of 317,500 common shares that were included in Series A Preferred Stock units, and cash redemption payments of $1.3 million. The Company’s total outstanding common shares after redemption was 16,247,898 as of October 6, 2021.

The Company’s stock is quoted under the symbol “ESOA” on the OTCQB marketplace operated by the OTC Markets Group.

Energy Services provides contracting services for utilities and energy related companies including gas, petroleum power, chemical, water & sewer and automotive industries. For the gas industry, the Company is primarily engaged in the construction, replacement and repair of natural gas pipelines and storage facilities for utility companies and private natural gas companies. Energy Services is involved in the construction of both interstate and intrastate pipelines, with an emphasis on the latter. For the oil industry, the Company provides a variety of services relating to pipeline, storage facilities and plant work. For the power, chemical, and automotive industries, the Company provides a full range of electrical and mechanical installations and repairs including substation and switchyard services, site preparation, equipment setting, pipe fabrication and installation, packaged buildings, transformers and other ancillary work with regards thereto. Energy Services’ other services include liquid pipeline construction, pump station construction, production facility construction, water and sewer pipeline installations, various maintenance and repair services and other services related to pipeline construction. The Company has also added the ability to install residential, commercial, and industrial solar systems and perform civil and general contracting services.

The Company had consolidated operating revenues of $122.5 million for the fiscal year ended September 30, 2021, of which 48.9% was attributable to electrical, mechanical, and general contract services, 33.0% to gas & water distributions services, and 18.1% to gas and petroleum transmission projects. The Company had consolidated operating revenues of $119.2 million for the fiscal year ended September 30, 2020, of which 43.4% was attributable to electrical, mechanical, and general contract services, 36.1% to gas and petroleum transmission projects, and 20.5% to gas & water distributions services.

Energy Services’ customers include many of the leading companies in the industries it serves, including:

TransCanada Corporation

Columbia Gas Distribution

Marathon Petroleum

Mountaineer Gas

American Electric Power

Toyota Motor Manufacturing

Bayer Chemical

Dow Chemical

Kentucky American Water

WV American Water

Various state, county and municipal public service districts.

The majority of the Company’s customers are located in West Virginia, Virginia, Ohio, Pennsylvania, and Kentucky. However, the Company also performs work in other states including Alabama, Michigan, Illinois, Tennessee, and Indiana.

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

COVID-19 Response

In March 2020, the World Health Organization recognized the novel strain of coronavirus, COVID-19, as a pandemic. This coronavirus and related variants have significantly impacted both the world and U.S. economies. In response the governments of many cities, counties, states, and other geographic regions have taken preventative or protective actions. In the geographic regions in which the Company operates, state ordered business closures and masking policies have been lifted during 2021; however, some businesses may implement their own policies related to masks and vaccination. While a federal vaccine mandate enforceable by OSHA has been suspended pending developments in litigation, certain customers, or potential customers, may require all construction employees working on a project to be vaccinated.

Some of the procedures that the Company has implemented to help protect employees from COVID-19 and variant exposure are guidelines for social distancing, office sanitation, hand washing, mask wearing, limited office admittance, and immediate symptom reporting. The Company has provided personal protective equipment and hand-sanitizers to employees, made arrangements for administrative personnel to work from home, and provided access to vaccines to employees. The Company works closely with our customers to limit exposure risk and cooperate with symptom reporting and contact tracing. Construction employees are required to meet all procedures established by our customers in addition to the Company’s own procedures. The Company also followed the paid sick and expanded family and medical leave guidelines set forth in the Families First Coronavirus Response Act, which expired on December 31, 2020.

As of September 30, 2021, the Company has not had significant issues with COVID-19 exposure among its employees and most of the Company’s existing customers had resumed projects that were affected by the March 2020 shutdowns. As a result, the Company has increased its employment level of construction personnel as compared to March 31, 2020. Given the uncertainty regarding the spread of this coronavirus and variants, the related financial impact on the Company’s results of operations, financial position, and liquidity or capital resources cannot be reasonably estimated at this time.

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

Financing Arrangements

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 monthly. The interest rate on this loan agreement is 4.82% with monthly payments of $7,800. The interest rate on this note is subject to change from time to time based on changes in The U.S. Treasury yield, adjusted to a constant maturity of three years as published by the Federal

Reserve weekly. As of September 30, 2021, the Company had made principal payments of $281,000. The loan is collateralized by the building purchased under this agreement.

On September 16, 2015, the Company entered into a $2.5 million Non-Revolving Note agreement with United Bank, Inc. This six-year agreement gave the Company access to a $2.5 million line of credit (“Equipment Line of Credit”), specifically for the purchase of equipment, for the period of one year with an interest rate of 5.0%. After the first year, all borrowings against the Equipment Line of Credit were converted to a five-year term note agreement with an interest rate of 5.0%. As of September 30, 2021, the Company had borrowed $2.46 million against this note and had paid off the loan, which was collateralized by the equipment purchased under this agreement.

On November 13, 2015, the Company entered into a 10-year $1.1 million loan agreement with United Bank, Inc. to purchase the fabrication shop and property Nitro had previously been leasing for $12,900 each month. The interest rate on the new loan agreement is 4.25% with monthly payments of $11,602. As of September 30, 2021, the Company had made principal payments of $569,000. The loan is collateralized by the building and property purchased under this agreement.

On June 28, 2017, the Company entered into a $5.0 million Non-Revolving Note agreement with United Bank, Inc. This five-year agreement gave the Company access to a $5.0 million line of credit (“Equipment Line of Credit 2017”), specifically for the purchase of equipment, for a period of three months with an interest rate of 4.99%. After three months, all borrowings against the Equipment Line of Credit 2017 were converted to a five-year term note agreement with an interest rate of 4.99%. As of September 30, 2021, the Company had borrowed $5.0 million against this note and made principal payments of $4.2 million. The loan is collateralized by the equipment purchased under this agreement.

On December 31, 2020, West Virginia Pipeline Acquisition Company, later renamed West Virginia Pipeline, Inc., entered into a $3.0 million sellers’ note agreement with David and Daniel Bolton for the remaining purchase price of West Virginia Pipeline, Inc. For the purchase price allocation, the $3.0 million note had a fair value of $2.85 million. As part of the $6.35 million fair acquisition, the acquirer paid $3.5 million in cash in addition to the note. The unsecured five-year term note requires equal annual payments with a fixed interest rate of 3.25% on the $3.0 million sellers’ note, which equates to 5.35% on the carrying value of the note.  As of September 30, 2021, the Company has made interest payments of $73,000 and expensed $22,500 in accreted interest. The Company made the first installment payment in December 2021.

On January 4, 2021, the Company entered into a $3.0 million Non-Revolving Note agreement with United Bank, Inc. This five-year agreement gave the Company access to a $3.0 million line of credit (“Equipment Line of Credit 2021”), specifically for the purchase of equipment, for a period of twelve months with a variable interest rate initially established at 4.25% as based on the Prime Rate as published by The Wall Street Journal. After twelve months, all borrowings against the Equipment Line of Credit 2021 will be converted to a four-year term note agreement with a variable interest rate initially established at 4.25%. The loan is collateralized by the equipment purchased under this agreement. As of September 30, 2021, the Company borrowed $3.0 million against this line of credit with payments set to begin in February 2022. The Company has made interest payments of $34,000 on this note as of September 30, 2021.

On April 2, 2021, the Company entered into a $3.5 million Non-Revolving Note agreement with United Bank, Inc. This five-year agreement repaid the outstanding $3.5 million line of credit that was used for the down payment on the West Virginia Pipeline acquisition. This loan has a variable interest rate initially established at 4.25% as based on the Prime Rate as published by The Wall Street Journal. The loan is collateralized by the Company’s equipment and receivables. As of September 30, 2021, the Company had made principal payments of $316,000.

On August 3, 2021, the Company received a one-year extension on its line of credit (“Operating Line of credit (2020)”) effective June 28, 2021. The $15.0 million revolving line of credit has a $12.5 million component and a $2.5 million component, each with separate borrowing requirements. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%. Based on the borrowing base calculation, the Company was able to borrow up to $12.2 million as of September 30, 2021. The Company had $4.5 million in borrowings on the line of credit, leaving $7.7 million available on the line of credit as of September 30, 2021. The interest rate at September 30, 2021, was 4.99%. Based on the borrowing base calculation, the Company was able to borrow up to $11.1 million as of September 30, 2020. The Company had no borrowings on the line of credit, leaving $11.1 million available on the line of credit as of September 30, 2020. The interest rate at September 30, 2020, was 4.99%.

Paycheck Protection Program Loans

Due to the economic uncertainties created by COVID-19 and limited operating funds available, the Company applied for loans under the Paycheck Protection Program (“PPP”). On April 15, 2020, Energy Services of America Corporation and subsidiaries C.J. Hughes Construction Company, Contractors Rental Corporation and Nitro Construction Services, Inc. entered into separate PPP notes effective April 7, 2020, with United Bank, Inc. as the lender (“Lender”) in an aggregate principal amount of $13,139,100 pursuant to the PPP (collectively, the “PPP Loan”). In a special meeting held on April 27, 2020, the Board of Directors of the Company unanimously voted to return $3.3 million of the PPP Loan funds after discussing the financing needs of the Company and subsidiaries. That left the Company and subsidiaries with $9.8 million in PPP Loans to fund operations.

The Small Business Administration (“SBA”) has announced, in consultation with the Department of the Treasury, that it will review all loans in excess of $2 million, following the lender’s submission of the borrower’s loan forgiveness application. The SBA will be reviewing a borrower’s required certification that current economic uncertainty at the time of the loan made the PPP loan request necessary to support the ongoing operations of the applicant. Borrowers must make this certification in good faith, taking into account their current business activity and their ability to access other sources of liquidity sufficient to support their ongoing operations in a manner that is not significantly detrimental to the business. The SBA has noted it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith, and such a company should be prepared to demonstrate to the SBA, upon request, the basis for its certification.

During fiscal year 2021, the Company received notice that the SBA had granted forgiveness of the $9.8 million of PPP borrowings and the SBA repaid the lending institution in full. The forgiveness was recorded as “other non-operating income” for the fiscal year ended September 30, 2021.

Borrowers must retain PPP documentation for at least 6 years after the date the loan is forgiven or paid in full, and the SBA and SBA Inspector General must be granted these files upon request. The SBA could still revisit its forgiveness decision and determine that the Company does not qualify in whole or in part for loan forgiveness and demand repayment of the loans. In addition, it is unknown what type of penalties could be assessed against the Company if the SBA disagrees with the Company’s certification. Any penalties in addition to the potential repayment of the PPP Loan could negatively impact the Company’s business, financial condition and results of operations and prospects.

Backlog/New Business

The Company’s backlog represents contracts for services that have been entered into, but which have not yet been completed. At September 30, 2021, Energy Services had a backlog of $72.2 million of work to be completed on existing contracts. At September 30, 2020, the Company had a backlog of $63.8 million. Due to the timing of Energy Services’ construction contracts and the long-term nature of some of our projects, portions of our backlog work may not be completed in the current fiscal year. Most of the Company’s projects can be completed in a short period of time, typically two to five months. Larger projects usually take seven to eighteen months to be completed. As a rule, work starts shortly after the signing of the contract.

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

Raw Materials and Suppliers

The principal raw materials that the Company and its subsidiaries use are metal plate, structural steel, pipe, wire, fittings, and selected engineering equipment such as pumps, valves and compressors. For the most part, the largest portion of these materials are supplied by the customer. Purchases made by the Company are predominately those of a consumable nature, such as small tools, welding rod and environmental supplies. The COVID-19 pandemic has not had a significant impact on the Company’s ability to obtain materials and consumables for projects awarded. We anticipate being able to obtain materials for current work, as well as any raw materials not supplied by our customers, for the foreseeable future. However, the inability of our customers to obtain raw materials may delay projects from being bid, awarded, started, or completed. Although not a significant impact, the Company has experienced minor delays resulting from the availability of construction equipment and vehicles.

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

Competition

The pipeline, electrical, and mechanical construction industries are highly competitive and characterized by high capital and maintenance costs. Contracts are usually awarded through a competitive bid process. The Company believes that operators consider factors such as quality of service, type and location of equipment, or the ability to provide ancillary services. However, price and the ability to complete the project in a timely manner are the primary factors in determining which contractor is awarded a job. There are many regional and national competitors that offer services similar to Energy Services. Certain of the Company’s competitors have greater financial and human resources than Energy Services, which may enable them to compete more efficiently because of price and technology. The Company’s largest competitors are Otis Eastern, Miller Pipeline, Brown Electric, Summit Electric and Apex Pipeline.

Operating Hazards and Insurance

Energy Services’ operations are subject to many hazards inherent in the pipeline, electrical, and mechanical construction businesses, including, for example, operating equipment in mountainous terrain, people working in deep trenches, people working near large construction equipment, and people working near manufacturing equipment and power sources. These hazards could cause personal injury or death, serious damage to or destruction of property and equipment, and substantial damage to the environment, including damage to producing formations and surrounding areas. Energy Services seeks protection against certain of these risks through insurance, including property casualty insurance on its equipment, commercial general liability and commercial contract indemnity, commercial umbrella and workers’ compensation insurance.

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

Employees and Human Capital Resources

Energy Services of America believes the Company’s greatest asset is its employees. The Company’s emphasis on the health and safety of its employees is an important factor in maintaining its experienced workforce and attracting new talent. As of September 30, 2021, the Company had 703 employees including 274 full-time non-union employees.

The Company’s non-union construction, management, and administrative employees are all eligible to participate in the Company paid health, vision, dental, life, prescription, and long-term disability insurance plans. The Company also provides employee paid supplemental life and accident insurance plans. To encourage employees to keep up with routine medical care and participate in its wellness program, the Company funds a Health Reimbursement Account for participating employees. To help employees cover medical expenses pre-tax, the Company offers employees a Flexible Spending Account. The Company also offers employees a 401(k)-retirement plan with a Company match.

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

ITEM 1A.Risk Factors

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

We typically experience lower volumes and lower margins during the winter months due to lower demand for our pipeline services and more difficult operating conditions. Also, other items that can materially affect our quarterly results include:

●	Adverse weather;
●	Variations in the mix of our work in any quarter;
●	Shortage of qualified labor;
●	Unfavorable regional, national or global economic and market conditions;
●	A reduction in the demand for our services;
●	Changes in customer spending patterns and need for the services we provide;
●	Unanticipated increases in construction and design costs;
●	Timing and volume of work we perform;
●	Termination of existing agreements;
●	Losses experienced not covered by insurance;
●	Payment risks associated with customer financial condition;
●	Changes in bonding requirements of agreements;
●	Interest rate variations; and
●	Changes in accounting and financial reporting standards.

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

We face cybersecurity risk including the breach of confidential personal information, Company or customer intellectual properties, and delays related to data loss.

Information technology systems are critical to our business. We use various technology systems to manage our customer relationships, general ledger and other systems. Our computer systems, data management and internal processes, as well as those of third parties, are integral to our performance. Our operational risks include the risk of malfeasance by employees or persons outside our company, errors relating to transaction processing and technology, systems failures or interruptions, breaches of our internal control systems, and business continuation and disaster recovery. There have been increasing efforts by third parties to breach data security. Such attacks include computer viruses, malicious or destructive code, phishing attacks, denial of service or information or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information, damages to systems, or other material disruptions to network access or business operations. Although we take protective measures and believe that we have not experienced any of the data breaches described above, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber-attacks that could have an impact on information security. Because the techniques used to cause security breaches change frequently, we may be unable to proactively address these techniques or to implement adequate preventative measures.

The Company uses industry-leading firewall hardware and runs anti-malware, antivirus, and anti-exploit solutions on all computers as a first line of defense to prevent security breaches. The Company’s email software utilizes spam blocking, phishing filtering, and external sender warnings. The Company uses compartmentalized network drive access to mitigate ransomware damage and performs daily encrypted backups to secure offsite locations including a disaster recovery site.

Risk Related to the COVID-19 Pandemic

We have operations in multiple states and face risks related to the Coronavirus/COVID 19 global pandemic that could impact our results of operations.

Our business could be adversely affected by the effects of the widespread outbreak of Coronavirus and related variants (“COVID-19”). The outbreak of COVID-19 and other adverse public health developments may have a material and adverse effect on our business operations. These could include disruptions or restrictions on our ability to travel or to complete our projects, as well as temporary closures of our facilities or the facilities of our suppliers or customers. Any disruption of our suppliers or customers would likely impact our operating results. In addition, the continued outbreak of COVID-19 could continue to adversely affect the economies of the states that we operate in resulting in a long-term economic downturn that could impact our operating results.

The SBA may review the Company’s PPP Loan forgiveness application and if the SBA disagrees with the Company’s certification the Company could be subject to penalties and the repayment of the PPP Loans, which could negatively impact the Company’s business, financial condition and results of operations and prospects.

In fiscal year 2021, the Company received notification of forgiveness on the $9.8 million in PPP loans received in calendar year 2020. The Company must retain PPP loan documentation in its files for six years after the date of forgiveness. The Company believes it meets the SBA’s certification requirement based on its limited access to capital, weakened business operations during the pandemic and small market value. The Company’s shares of common stock do not trade on a national exchange. However, no assurance can be given as to the outcome if the SBA re-evaluates the Company’s loan certification. The SBA could determine that the Company does not qualify in whole or in part for loan forgiveness. In addition, it is unknown what type of penalties could be assessed against the Company if the SBA disagrees with the Company’s certification. The Company could be required to repay its PPP Loans. Any penalties in addition to the potential repayment of the PPP Loans could negatively impact the Company’s business, financial condition and results of operations and prospects.

Risk Related to our Industry

An economic downturn in the industries we serve could lead to less demand for our services.

In addition to the effects of an economic recession, there could be reductions in the industries that the Company serves. If the demand for natural gas should drop dramatically, or the demand for electrical and mechanical services drops dramatically, these would in turn result in less demand for the Company’s services.

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

We may be unsuccessful at generating internal growth.

Our ability to generate internal growth will be affected by our ability to:

●	Attract new customers;
●	Expand our relationships with existing customers;
●	Hire and maintain qualified employees;
●	Expand geographically; and
●	Adjust quickly to changes in our industry.

Risk Related to Financing

Credit facilities to fund our operations and growth might not be available.

Our business relies heavily on having lines of credit in place to fund the various projects we are working on. Should funding not be available, or on favorable terms, it could severely curtail our operations and the ability to generate profits. Energy Services maintains a banking relationship with two regional banks and has lines of credit and borrowing facilities with these institutions. On August 3, 2021, the Company renewed its $15.0 million Operating Line of Credit (2020) with United Bank, WV. Based on the borrowing base calculation, the Company could borrow up to $12.2 million as of September 30, 2021. The Company had borrowed $4.5 million on the line of credit, leaving $7.7 million available on the line of credit. The Company believes this line of credit will provide enough operating capital for future projects, but the Company cannot guarantee it will always have access to this line of credit in the future depending on the Company’s financial performance.

Risk Related to our Financial Performance

Revenue and cost estimates on projects may differ from actual results.

The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. While the Company believes estimates on project performance are materially correct at September 30, 2021, there can be no assurance that actual results will not differ from those estimates.

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

While the Company encourages employees to receive COVID-19 vaccinations, enforcement of OSHA’s COVID-19 Vaccination and Testing Emergency Temporary Standard could result in lost productivity and additional expense for the Company.

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

ITEM 1B.Unresolved Staff Comments

None.

ITEM 2.Properties

The Company and its subsidiaries own the property where its subsidiaries, C.J. Hughes, Nitro, West Virginia Pipeline, and the Company’s headquarters are located. We maintain our executive offices at 75 West 3rd Ave., Huntington, West Virginia 25701, which is also the offices of C.J. Hughes and Contractors Rental. Nitro’s office is located at 4300 1st Ave., Nitro, WV 25143. West Virginia Pipeline’s office is located at 300 Pipeline Road, Princeton, WV 24739. SQP rents its office space and is located at 281 Smiley Drive, St Albans, WV 25177. The Company’s management believes that its properties are adequate for the business it conducts. Please see “Liquidity and Capital Resources” on page 27 for a description of the mortgages on the Nitro properties.

ITEM 3.Legal Proceedings

In February 2018, the Company filed a lawsuit against a former customer (“Defendant”) in the United States District Court for the Western District of Pennsylvania. The lawsuit is related to a dispute over work performed on a pipeline construction project. On November 9, 2021, the Company was awarded $5.8 million, none of which has been recognized in the Company’s financial statements. The Defendant has filed motions to request a new trial or a renewed judgement as a matter of law, which has not been ruled upon. The Company anticipates that a final judgement order will be issued in the first calendar quarter of 2022. A party to a civil lawsuit usually has 30 days from the entry of judgment to file a notice of appeal.

Other than described above, at September 30, 2021, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At September 30, 2021, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.Mine Safety Disclosures

None.

PART II

ITEM 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is quoted under the symbol “ESOA” and transactions in the stock are reported on the OTCQB marketplace.

The following table sets forth the range of high and low sales prices for common stock during each of the last two fiscal years and is based on information provided by the OTCQB. The high and low “bid price”, as required to be disclosed by Regulation S-K, was not available for certain periods because either these were not two-sided quotes by market makers or there was only one market maker with a two-sided quote. Over the counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Common Stock

Fiscal 2020	High	Low	Dividends
Quarter ended December 31, 2019	$0.95	$0.63	$0.05
Quarter ended March 31, 2020	1.17	0.65	—
Quarter ended June 30, 2020	1.15	0.65	—
Quarter ended September 30, 2020	1.05	0.72	—

Fiscal 2021	High	Low	Dividends
Quarter ended December 31, 2020	$1.30	$0.81	$—
Quarter ended March 31, 2021	2.45	1.02	—
Quarter ended June 30, 2021	2.40	1.96	—
Quarter ended September 30, 2021	2.40	1.62	—

As of December 16, 2021, there were 39 holders of record of our common stock. Certain shares of the Company’s common stock are held in “nominee” or “street” name and accordingly the number of beneficial owners of common stock is not included in the number of record holders.

On December 11, 2019, the Company declared a $0.05 per share special dividend that was paid on December 31, 2019, to common stockholders of record as of December 23, 2019. The special dividend totaled $696,117. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any future dividends will be within the discretion of our board of directors.

On August 22, 2019, the Company announced that the Board of Directors authorized a stock repurchase program under which the Company would purchase up to 10%, or approximately 1,393,393 shares, of the Company’s issued and outstanding stock. The purchase program started on August 26, 2019, and expired on August 26, 2020. The Company suspended the stock repurchase program on April 27, 2020. Accordingly, there were no repurchases in the Company’s fourth fiscal quarter in 2020. The program resulted in the repurchase of 312,522 shares through September 30, 2020. The Company did not repurchase any stock during the three and twelve months ended September 30, 2021.

At the annual meeting of shareholders on August 11, 2010, the shareholders approved the Energy Services of America Corporation Long Term Incentive Plan, to provide employees and directors of the Company with additional incentives to promote the growth and performance of the Company. The ten-year plan expired as of August 2020 with no awards in the fiscal year ended September 30, 2020. All stock grants have vested or been forfeited as of September 30, 2021.

ITEM 6. Reserved

ITEM 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the Year Ended September 30, 2021, Compared to the Year Ended September 30, 2020.

Revenue. A table comparing the components of the Company’s revenues for the fiscal years ended September 30, 2021, and 2020 is below:

	Fiscal Year Ended
	September 30, 2021	% of total	September 30, 2020	% of total	Change	% Change
Gas & Water Distribution	$40,440,195	33.0%	$24,488,259	20.54%	$15,951,936	65.14%
Gas & Petroleum Transmission	22,133,483	18.1%	43,044,207	36.11%	(20,910,724)	(48.58)%
Electrical, Mechanical, and General	59,892,148	48.9%	51,661,974	43.34%	8,230,174	15.93%
Total	$122,465,826	100.0%	$119,194,440	100.0%	$3,271,386	2.74%

Revenue increased by $3.3 million or 2.7% to $122.5 million for the fiscal year ended September 30, 2021, from $119.2 million for the fiscal year ended September 30, 2020.

Gas & Water Distribution revenues totaled $40.4 million for fiscal year ended September 30, 2021, a $16.0 million increase from $24.5 million for fiscal year ended September 30, 2020. The revenue increase was primarily related to the Company’s overall commitment to growing this line of business through adding new distribution crews and the acquisition of West Virginia Pipeline. West Virginia Pipeline, acquired on December 31, 2020, contributed revenues of $5.7 million for the fiscal year ended September 30, 2021.

Gas & Petroleum Transmission revenues totaled $22.1 million for fiscal year ended September 30, 2021, a $20.9 million decrease from $43.0 million for fiscal year ended September 30, 2020. The revenue decrease was primarily related to fewer project bid opportunities combined with greater competition from non-union and larger union bidders during fiscal year ended September 30, 2021. The Company was awarded several transmission projects that were delayed by the customer until later in the Company’s fourth quarter of fiscal year 2021. Those projects are expected to be completed in the Company’s first quarter of fiscal year 2022.

Electrical, Mechanical, & General services and construction revenues totaled $59.9 million for fiscal year ended September 30, 2021, an $8.2 million increase from $51.7 million for fiscal year ended September 30, 2020. The revenue increase was primarily due to a large automotive project, which started in fiscal year 2020 and was completed in fiscal year 2021. In addition, the Company had a significant amount of outage work that started in the fourth quarter of fiscal year 2021. SQP, started in March 2021, accounted for $3.1 million in revenue for fiscal year 2021.

Please see page F-31 of the Notes to Consolidated Financial Statements for a quarterly summary of revenues earned.

Cost of Revenues. A table comparing the components of the Company’s costs of revenues for fiscal years ended September 30, 2021 and 2020, is below:

	Fiscal Year Ended
	September 30, 2021	% of total	September 30, 2020	% of total	Change	% Change
Gas & Water Distribution	$32,467,794	29.6%	$20,108,867	19.0%	$12,358,927	61.46%
Gas & Petroleum Transmission	17,237,245	15.7%	32,356,277	30.6%	(15,119,032)	(46.73)%
Electrical, Mechanical, and General	55,574,528	50.7%	48,475,344	45.9%	7,099,184	14.64%
Unallocated Shop Expenses	4,265,237	3.9%	4,752,721	4.5%	(487,484)	(10.26)%
Total	$109,544,804	100.0%	$105,693,209	100.0%	$3,851,595	3.64%

Total cost of revenues increased by $3.8 million or 3.6% to $109.5 million for fiscal year ended September 30, 2021, from $105.7 million for the fiscal year ended September 30, 2020.

Gas & Water Distribution cost of revenues totaled $32.5 million for the fiscal year ended September 30, 2021, a $12.4 million increase from $20.1 million for fiscal year ended September 30, 2020. The cost of revenues increase was primarily related to the Company’s overall commitment to growing this line of business through adding new distribution crews and the acquisition of West Virginia Pipeline. West Virginia Pipeline, acquired on December 31, 2020, incurred cost of revenues of $3.4 million for fiscal year ended September 30, 2021.

Gas & Petroleum Transmission cost of revenues totaled $17.2 million for fiscal year ended September 30, 2021, a $15.2 million decrease from $32.4 million for fiscal year ended September 30, 2020. The cost of revenues decrease was primarily related to fewer project bid opportunities combined with greater competition from non-union and larger union bidders during fiscal year ended September 30, 2021.

Electrical, Mechanical, & General services and construction cost of revenues totaled $55.6 million for fiscal year ended September 30, 2021, a $7.1 million increase from $48.5 million for fiscal year ended September 30, 2020. The cost of revenues increase was primarily due to a large automotive project, which started in fiscal year 2020 and was completed in fiscal year 2021. In addition, the Company had a significant amount of outage work that started in the fourth quarter of fiscal year 2021. SQP, started in March 2021, accounted for $2.7 million in cost of revenues for fiscal year 2021.

Unallocated shop expenses totaled $4.3 million for fiscal year ended September 30, 2021, a $487,000 decrease from $4.8 million for fiscal year ended September 30, 2020. The decrease in unallocated shop expenses was due to increased internal equipment charges to projects for fiscal year ended September 30, 2021, as compared to 2020.

Gross Profit. A table comparing the components of the Company’s gross profit for fiscal years ended September 30, 2021, and 2020, is below:

	Fiscal Year Ended
	September 30, 2021	% of revenue	September 30, 2020	% of revenue	Change	% Change
Gas & Water Distribution	$7,972,401	61.7%	$4,379,392	32.4%	$3,593,009	82.0%
Gas & Petroleum Transmission	4,896,238	37.9%	10,687,930	79.2%	(5,791,692)	(54.2)%
Electrical, Mechanical, and General	4,317,620	33.4%	3,186,630	23.6%	1,130,990	35.5%
Unallocated Shop Expenses	(4,265,237)	(33.0)%	(4,752,721)	(35.2)%	487,484	(10.3)%
Total	$12,921,022	100.0%	$13,501,231	100.0%	$(580,209)	(4.3)%

Gross profit percentage	10.6%		11.3%

Total gross profit decreased by $580,000 or (4.3%) to $12.9 million for fiscal year ended September 30, 2021, from $13.5 million for fiscal year ended September 30, 2020.

Gas & Water Distribution gross profit totaled $8.0 million for fiscal year ended September 30, 2021, a $3.6 million increase from $4.4 million for fiscal year ended September 30, 2020. The gross profit increase was primarily related to the Company’s overall commitment to growing this line of business through adding new distribution crews and the acquisition of West Virginia Pipeline. West Virginia Pipeline, acquired on December 31, 2020, contributed gross profit of $2.4 million for fiscal year ended September 30, 2021.

Gas & Petroleum Transmission gross profit totaled $4.9 million for fiscal year ended September 30, 2021, a $5.8 million decrease from $10.7 million for fiscal year ended September 30, 2020. The gross profit decrease was primarily related to fewer project bid opportunities combined with greater competition from larger union and non-union bidders during fiscal year ended September 30, 2021.

Electrical, Mechanical, & General services and construction gross profit totaled $4.3 million for fiscal year ended September 30, 2021, a $1.1 million increase from $3.2 million for fiscal year ended September 30, 2020. An increase in volume combined with more efficient production accounted for the increased gross profit. SQP, started in March 2021, accounted for $388,000 in gross profit for fiscal year 2021.

Gross loss attributed to unallocated shop expenses totaled $4.3 million for fiscal year ended September 30, 2021, a $487,000 decrease from $4.8 million for fiscal year ended September 30, 2020. The gross loss decrease was primarily due to increased internal equipment charges to projects for fiscal year ended September 30, 2021, as compared to 2020.

Selling and administrative expenses. Total selling and administrative expenses increased by $4.0 million to $13.8 million for fiscal year ended September 30, 2021, from $9.8 million for fiscal year ended September 30, 2020. Approximately $1.2 million of the selling and administrative expense increase for fiscal year ended September 30, 2021, was from the operations of the new subsidiaries, West Virginia Pipeline and SQP. In addition, the Company incurred approximately $150,000 in acquisition costs during the fiscal year ended September 30, 2021.

The Company incurred higher labor costs for fiscal year ended September 30, 2021, compared to fiscal year ended September 30, 2020, primarily due to the Company investing approximately $962,000 in personnel to enhance project management and estimating in the transmission division, develop a quality assurance/quality control program, expand its mechanical services, and improve production tracking. Additionally, incentive compensation increased by $481,000 for fiscal year ended September 30, 2021, as compared to fiscal year ended September 30, 2020. The overall increase in selling and administrative expense, including an increase in incentive compensation, related to an initiative launched by the Company to increase and incentivize operational talent within the Company in order to increase revenue and profit margins.

A one-time $651,000 Qualified Non-Elective Contribution (“QNEC”) adjustment to the Company’s 401(k) plan (“Plan”) attributable to the 2021 Plan year increased selling and administrative costs for fiscal year ended September 30, 2021, as compared to fiscal year ended September 30, 2020. The reason for the QNEC adjustment was to correct Plan participant’s balances due to a third-party administrator’s actions.

(Loss) income from operations. Loss from operations was ($893,000) for fiscal year ended September 30, 2021, a $4.6 million decrease from a $3.7 million income from operations for the fiscal year ended September 30, 2020.

Interest Expense. Interest expense increased by $71,000 or 14.6% to $557,000 for the fiscal year ended September 30, 2021, from $486,000 for the fiscal year ended September 30, 2020. This increase was primarily due to increased line of credit borrowings and financing the West Virginia Pipeline acquisition and equipment purchases.

Other income (expenses). Other income totaled $10.0 million for fiscal year ended September 30, 2021, as compared to other expenses of ($93,000) for fiscal year ended September 30, 2020. The increase in other income was primarily related to $9.8 million of PPP loan debt forgiveness recognized during the fiscal year ended September 30, 2021. Please see the “Paycheck Protection Program Loans” disclosure on page 9.

Net Income. Income before income taxes was $9.1 million for fiscal year ended September 30, 2021, compared to $3.6 million for fiscal year ended September 30, 2020. The increase in income before income taxes was primarily due to PPP loan debt forgiveness, which was a one-time event that will not be repeated.

Income tax benefit for fiscal year ended September 30, 2021, was ($29,000) compared to income tax expense of $1.1 million for fiscal year ended September 30, 2020.

The effective income tax rate for fiscal year ended September 30, 2021, was (0.32%), as compared to 32.0% for fiscal year ended September 30, 2020. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income and non-deductible expenses.

According to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) passed by Congress in March 2020, PPP loan forgiveness is not taxable. In accordance with the Consolidated Appropriations Act, 2021, the Company’s PPP related expenditures in fiscal year 2020 were considered deductible expenses for federal income tax purposes. The PPP forgiveness had a significant impact on the effective income tax rate for fiscal year ended September 30, 2021, as taxable income was decreased by $9.8 million.

Per diem paid to employees on construction projects and entertainment expenses are only partially deductible from taxable income and can have a significant impact on the effective tax rate. For the fiscal years ended September 30, 2021, and 2020, the non-deductible portion of per diem and entertainment expenses resulted in an approximate increase in taxable income of $515,000 and $530,000, respectively.

Dividends on preferred stock for fiscal years ended September 30, 2021, and 2020 were $284,238 and $309,000, respectively. There will be no further dividends paid on preferred stock after the October 6, 2021 redemption of all the Company’s preferred stock.

Net income available to common shareholders for fiscal year ended September 30, 2021, was $8.8 million compared to $2.1 million for fiscal year ended September 30, 2020.

Comparison of Financial Condition at September 30, 2021 Compared to September 30, 2020.

The Company had total assets of $70.2 million at September 30, 2021, an increase of $12.0 million from the prior fiscal year end balance of $58.2 million.

Net property, plant and equipment totaled $22.9 million at September 30, 2021, an increase of $6.5 million from the prior fiscal year end balance of $16.4 million. Property, plant and equipment acquisitions totaled $11.3 million for fiscal year 2021 while depreciation expense was $4.7 million, and the net impact of disposals was $76,000. Assets received as part of the West Virginia Pipeline and Revolt Energy acquisitions accounted for $2.1 million of the $11.3 million in total acquisitions.

Goodwill and acquired intangible assets resulting from the West Virginia Pipeline and Revolt Energy acquisitions totaled $4.2 million at September 30, 2021, as compared to no goodwill and acquired intangible assets at the prior fiscal year end.

Contract assets totaled $8.7 million at September 30, 2021, an increase of $2.2 million from the prior fiscal year end balance of $6.5 million. This increase was primarily due to the timing of project billings and related increase in costs and estimated earnings in excess of billings at September 30, 2021 as compared to at September 30, 2020.

The aggregate balance of accounts receivable, retainages receivable, allowance for doubtful accounts and other receivables totaled $22.5 million at September 30, 2021, an increase of $1.8 million from the combined prior fiscal year end balance of $20.7 million. The increase was primarily due to a $2.5 million increase in accounts receivable related to the new subsidiaries, West Virginia Pipeline and SQP.

Prepaid expenses and other totaled $3.5 million at September 30, 2021, an increase of $200,000 from the prior fiscal year end balance of $3.3 million. The increase was primarily due to the increase of various prepaid insurance accounts based on labor cost expensed or standard monthly charges.

Cash and cash equivalents totaled $8.2 million at September 30, 2021, a decrease of $3.0 million from the prior fiscal year end balance of $11.2 million. The decrease was primarily related to a $6.0 million investment in property and equipment and $2.8 million in long-term debt repayments, partially offset by a $4.5 million increase in line of credit borrowings and $800,000 net cash provided by operating activities.

Liabilities totaled $35.5 million at September 30, 2021, an increase of $3.2 million from the prior fiscal year end balance of $32.3 million.

Lines of credit and short-term borrowings totaled $5.0 million at September 30, 2021, an increase of $4.5 million from the prior fiscal year end balance of $510,000. This increase was primarily due to borrowings against the Company’s operating line of credit.

Accounts payable totaled $7.3 million as of September 30, 2021, an increase of $2.1 million from the prior fiscal year end balance of $5.2 million. The increase was due to the timing of payments to material and equipment providers. New subsidiaries, West Virginia Pipeline and SQP, accounted for $1.1 million of the increase.

Accrued expenses and other current liabilities totaled $5.6 million at September 30, 2021, an increase of $1.4 million from the prior fiscal year end balance of $4.2 million. The increase was primarily due to increased labor and burden expenses incurred towards the end of fiscal year 2021 compared to 2020.

The aggregate balance of current maturities of long-term debt and long-term debt totaled $12.4 million at September 30, 2021, a decrease of $2.8 million from the prior fiscal year end balance of $15.3 million. The decrease was primarily due to forgiveness received on $9.8 million in PPP loans and $2.8 million in debt repayments, partially offset by a $6.4 million increase related to financing the West Virginia Pipeline acquisition and a $3.0 million increase related to the financing of equipment.

Contract liabilities totaled $3.2 million at September 30, 2021, a decrease of $1.7 million from the prior fiscal year end balance of $4.9 million. This decrease was due to a lower amount of overbillings when comparing the billed revenue and percentage of cost completed on construction projects in 2021 as compared to 2020.

Net deferred income tax payable totaled $2.0 million at September 30, 2021, a decrease of $222,000 from the prior fiscal year end balance of $2.3 million. The decrease was primarily due to a loss from operations net of non-taxable income recognized from PPP loan forgiveness and deferred income tax payable resulting from bonus depreciation on property, plant and equipment acquisitions in fiscal year 2021.

Shareholders’ equity totaled $34.6 million at September 30, 2021, an increase of $8.8 million from the prior fiscal year end balance of $25.8 million. This increase was primarily due to $9.8 million in income related to PPP loan forgiveness, partially offset by a loss of ($742,000) prior to PPP loan forgiveness, and $284,000 in accrued preferred dividends.

Liquidity and Capital Resources

Indebtedness

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 monthly. The interest rate on this loan agreement is 4.82% with monthly payments of $7,800. The interest rate on this note is subject to change from time to time based on changes in The U.S. Treasury yield, adjusted to a constant maturity of three years as published by the Federal Reserve weekly. As of September 30, 2021, the Company had made principal payments of $281,000. The loan is collateralized by the building purchased under this agreement.

On September 16, 2015, the Company entered into a $2.5 million Non-Revolving Note agreement with United Bank, Inc. This six-year agreement gave the Company access to a $2.5 million line of credit (“Equipment Line of Credit”), specifically for the purchase of equipment, for the period of one year with an interest rate of 5.0%. After the first year, all borrowings against the Equipment Line of Credit were converted to a five-year term note agreement with an interest rate of 5.0%. As of September 30, 2021, the Company had borrowed $2.46 million against this note and had paid off the loan, which was collateralized by the equipment purchased under this agreement.

On November 13, 2015, the Company entered into a 10-year $1.1 million loan agreement with United Bank, Inc. to purchase the fabrication shop and property Nitro had previously been leasing for $12,900 each month. The interest rate on the new loan agreement is 4.25% with monthly payments of $11,602. As of September 30, 2021, the Company had made principal payments of $569,000. The loan is collateralized by the building and property purchased under this agreement.

On June 28, 2017, the Company entered into a $5.0 million Non-Revolving Note agreement with United Bank, Inc. This five-year agreement gave the Company access to a $5.0 million line of credit (“Equipment Line of Credit 2017”), specifically for the purchase of equipment, for a period of three months with an interest rate of 4.99%. After three months, all borrowings against the Equipment Line of Credit 2017 were converted to a five-year term note agreement with an interest rate of 4.99%. As of September 30, 2021, the Company had borrowed $5.0 million against this note and made principal payments of $4.2 million. The loan is collateralized by the equipment purchased under this agreement.

On December 31, 2020, West Virginia Pipeline Acquisition Company, later renamed West Virginia Pipeline, Inc., entered into a $3.0 million sellers’ note agreement with David and Daniel Bolton for the remaining purchase price of West Virginia Pipeline, Inc. For the purchase price allocation, the $3.0 million note had a fair value of $2.85 million. As part of the $6.35 million fair acquisition, the acquirer paid $3.5 million in cash in addition to the note. The unsecured five-year term note requires equal annual payments with a fixed interest rate of 3.25% on the $3.0 million sellers’ note, which equates to 5.35% on the carrying value of the note.  As of September 30, 2021, the Company has made interest payments of $73,000 and expensed $22,500 in accreted interest. The Company made the first installment payment in December 2021.

On January 4, 2021, the Company entered into a $3.0 million Non-Revolving Note agreement with United Bank, Inc. This five-year agreement gave the Company access to a $3.0 million line of credit (“Equipment Line of Credit 2021”), specifically for the purchase of equipment, for a period of twelve months with a variable interest rate initially established at 4.25% as based on the Prime Rate as published by The Wall Street Journal. After twelve months, all borrowings against the Equipment Line of Credit 2021 will be converted to a four-year term note agreement with a variable interest rate initially established at 4.25%. The loan is collateralized by the equipment purchased under this agreement. As of September 30, 2021, the Company borrowed $3.0 million against this line of credit with payments set to begin in February 2022. The Company has made interest payments of $34,000 on this note as of September 30, 2021.

On April 2, 2021, the Company entered into a $3.5 million Non-Revolving Note agreement with United Bank, Inc. This five-year agreement repaid the outstanding $3.5 million line of credit that was used for the down payment on the West Virginia Pipeline acquisition. This loan has a variable interest rate initially established at 4.25% as based on the Prime Rate as published by The Wall Street Journal. The loan is collateralized by the Company’s equipment and receivables. As of September 30, 2021, the Company had made principal payments of $316,000.

Operating Line of Credit

On August 3, 2021, the Company received a one-year extension on its line of credit (“Operating Line of credit (2021)”) effective June 28, 2021. The $15.0 million revolving line of credit has a $12.5 million component and a $2.5 million component, each with separate borrowing requirements. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%. Based on the borrowing base calculation, the Company was able to borrow up to $12.2 million as of September 30, 2021. The Company had $4.5 million in borrowings on the line of credit, leaving $7.7 million available on the line of credit as of September 30, 2021. The interest rate at September 30, 2021, was 4.99%. Based on the borrowing base calculation, the Company was able to borrow up to $11.1 million as of September 30, 2020. The Company had no borrowings on the line of credit, as of September 30, 2020. The interest rate at September 30, 2020, was 4.99%.

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

The Company was in compliance with all covenants for the $12.5 million component of Operating Line of Credit (2021) at September 30, 2021 except for the debt service coverage ratio, for which the Company obtained a waiver from its lender.

As of September 30, 2021, the Company had $8.2 million in cash and $18.4 million in working capital. The maturities of long-term and short-term debt, which includes line of credit borrowings, term notes payable to banks, and notes payable on various equipment purchases, were as follows:

2022	$8,441,824
2023	2,152,652
2024	2,215,516
2025	2,278,581
2026	1,739,495
Thereafter	634,530
$17,462,598

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

The Company leases office space for SQP Construction Group for $1,500 per month. The lease, signed on March 25, 2021, is for a period of two years with five one-year renewals available immediately following the end of the base term.  Rental terms for the option periods shall be negotiated and agree mutually between the parties and shall not exceed five percent increases to rent, if any.  The lease is expensed monthly and not treated as a right-to-use asset as it does not have a material impact on the Company’s consolidated financial statements.

The Company rents equipment for use on construction projects with rental agreements being week to week or month to month.  Rental expense can vary by fiscal year due to equipment requirements on construction projects and the availability of Company owned equipment.  Rental expense, which is included in cost of goods sold on the Consolidated Income Statement, was $3.6 million and $4.2 million for the twelve months ended September 30, 2021, and 2020, respectively.

Letters of Credit

Certain of our customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors, vendors, etc. on various customer projects.  At September 30, 2021, the Company did not have any outstanding letters of credit.

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

Currently, the Company has an agreement with a surety company to provide bonding which will suit the Company’s immediate needs. The ability to obtain bonding for future contracts is an important factor in the contracting industry with respect to the type and value of contracts that can be bid.  Depending upon the size and conditions of a particular contract, the Company may be required to post letters of credit or other collateral in favor of the insurer.  Posting of these letters or other collateral will reduce our borrowing capabilities.  The Company does not anticipate any claims in the foreseeable future.  At September 30, 2021, the Company had $30.1 million in performance bonds outstanding.

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

 Please see the tables below for customers that represent 10.0% or more of the Company’s revenue or accounts receivable net of retention for the fiscal years ended September 30, 2021, and 2020:

Revenue	FY 2021	FY 2020
TransCanada Corporation	11.0%	24.7%
Marathon Petroleum	*	11.1%
All other	89.0%	64.2%
Total	100.0%	100.0%

* Less than 10.0% and included in "All other" if applicable

Accounts receivable net of retention	FY 2021	FY 2020
Kentucky American Water	16.3%	*
TransCanada Corporation	13.2%	18.4%
Marathon Petroleum	*	19.7%
Shimizu North American LLC	*	11.9%
All other	70.5%	50.0%
Total	100.0%	100.0%

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

Litigation

In February 2018, the Company filed a lawsuit against a former customer (“Defendant”) in the United States District Court for the Western District of Pennsylvania. The lawsuit is related to a dispute over changes on a pipeline construction project. On November 9, 2021, the Company was awarded $5.8 million, none of which has been recognized in the Company’s financial statements.  The Defendant has filed motions to request a new trial or a renewed judgement as a matter of law, which has not been ruled upon. The Company anticipates that a final judgement order will be issued in the first calendar quarter of 2022. A party to a civil lawsuit usually has 30 days from the entry of judgment to file a notice of appeal.

Other than described above, at September 30, 2021, the Company was not involved in any legal proceedings other than in the ordinary course of business.  The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business.  These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief.  With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.  At September 30, 2021, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 each month.  The interest rate on the loan agreement is 4.82% with monthly payments of $7,800. As of September 30, 2021, the Company had paid approximately $281,000 in principal and approximately $351,000 in interest since the beginning of the loan.  Mr. Douglas Reynolds,

President of Energy Services, was a director and secretary of First Bank of Charleston.  Mr. Samuel Kapourales, a director of Energy Services, was also a director of First Bank of Charleston.  On October 15, 2018, First Bank of Charleston was merged into Premier Bank, Inc., a wholly owned subsidiary of Premier Financial Bancorp, Inc.  Mr. Marshall Reynolds, Chairman of the Board of Energy Services, held the same position with Premier Financial Bancorp Inc.  Mr. Douglas Reynolds is the president and a director of Energy Services and was a director of Premier Financial Bancorp, Inc. On September 17, 2021, Peoples Bancorp, Inc., parent company of Peoples Bank, completed an acquisition of Premier Financial Bancorp, Inc. and its wholly owned subsidiaries, Premier Bank and Citizens Deposit Bank & Trust.  On October 26, 2021, Mr. Douglas Reynolds was elected a director of Peoples Bancorp, Inc., and its subsidiary Peoples Bank.

On December 31, 2020, West Virginia Pipeline Acquisition Company, later renamed West Virginia Pipeline, Inc., entered into a $3.0 million sellers’ note agreement with David and Daniel Bolton for the remaining purchase price of West Virginia Pipeline, Inc. For the purchase price allocation, the $3.0 million note had a fair value of $2.85 million. As part of the $6.35 million fair acquisition, the acquirer paid $3.5 million in cash in addition to the note. The unsecured five-year term note requires equal annual payments with a fixed interest rate of 3.25% on the $3.0 million sellers’ note, which equates to 5.35% on the carrying value of the note.  As of September 30, 2021, the Company has made interest payments of $73,000 and expensed $22,500 in accreted interest. The Company made the first installment payment in December 2021.

Other than mentioned above, there were no new material related party transactions entered into during the fiscal year ended September 30, 2021.

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

Inflation

Most significant project materials, such as pipe or electrical wire, are provided by the Company’s customers.  Therefore, inflation did not have a significant effect on our results for the fiscal years ended September 30, 2021, and 2020. However, significant inflation or supply chain issues could cause customers to delay or cancel planned projects.

Critical Accounting Estimates

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

Revenues

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

The foregoing factors, as well as the stage of completion of contracts in process and the mix of contracts at different margins may cause fluctuations in gross profit from period to period. Significant changes in cost estimates, particularly in our larger, more complex projects could have, a significant effect on our profitability.

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

The following table presents our costs and estimated earning in excess of billings and billings in excess of costs and estimated earnings at September 30, 2021, and 2020:

	Year Ended September 30,
	2021	2020
Costs incurred on contracts in progress	$64,903,618	$74,996,405
Estimated earnings, net of estimated losses	13,280,334	16,067,668
	78,183,952	91,064,073
Less billings to date	72,606,840	89,370,110
	$5,577,112	$1,693,963

Costs and estimated earnings in excess of billed on
uncompleted contracts	$8,730,402	$6,545,863
Less billings in excess of costs and estimated earnings on
uncompleted contracts	3,153,290	4,851,900

	$5,577,112	$1,693,963

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

Materially incorrect estimates of bad debt reserves could result in an unexpected loss in profitability for the Company.  Additionally, frequently changing reserves could be an indication of risky or unreliable customers.  At September 30, 2021, the management review deemed that the allowance for doubtful accounts was adequate. Please see the table below:

	Year Ended September 30,
	2021	2020

Balance at beginning of year	$70,310	$70,310
Charged to expense	—	—
Deductions for uncollectible receivables written off, net of recoveries	—	—
Balance at end of year	$70,310	$70,310

Impairment of goodwill and intangible assets

The Company follows the guidance of ASC 350-20-35-3 Intangibles-Goodwill and Other (Topic 350) which requires a company to record an impairment charge based on the excess of a reporting unit’s carrying amount of goodwill over its fair value. Under the current guidance, companies can first choose to assess any impairment based on qualitative factors (Step 0). If a company fails this test or decides to bypass this step, it must proceed with a two-step quantitative assessment of goodwill impairment. The Company did not have a goodwill impairment at September 30, 2021.

Based on management's preliminary valuation of tangible and intangible assets acquired and liabilities assumed, the West Virginia Pipeline and Revolt Energy acquisitions resulted in goodwill of $4.2 million and intangible assets of $400,000.   A subsequent independent, third-party fair value evaluation analysis of the purchase price allocations resulted in the reclassification of $2.3 million from goodwill to intangible assets, primarily customer relationships. At September 30, 2021, goodwill and intangible assets were $1.8 million and $2.4 million, respectively.

Materially incorrect estimates could cause an impairment to goodwill or intangible assets and result in a loss in profitability for the Company.

A table of the Company’s intangible assets subject to amortization is below:

	Remaining Life at			Amortization and
	September 30,	Original	Accumulated	Impairment FY	Net Book
Intangible assets:	2021	Cost	Amortization	2021	Value

West Virginia Pipeline
Customer Relationships	111 months	$2,209,724	$165,725	$165,725	$2,043,999
Tradename	111 months	263,584	19,772	19,772	243,812
Non-competes	51 months	83,203	31,202	31,202	52,001

Revolt Energy
Non-compete	31 months	100,000	13,889	13,889	86,111

Total intangible assets		$2,656,511	$230,588	$230,588	$2,425,923

Depreciation

The purpose of depreciation is to represent an accurate value of assets on the books. Every year, as assets are used, their values are reduced on the balance sheet and expensed on the income statement.  As depreciation is a noncash expense, the amount must be estimated. Each year a certain amount of depreciation is written off and the book value of the asset is reduced.

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

The Company’s depreciation expense for fiscal years ended September 30, 2021, and 2020 was $4.7 million and $4.4 million, respectively.  In general, depreciation is included in “cost of revenues” on the Company’s Consolidated Statements of Income.

Materially incorrect estimates of depreciation and/or the useful lives of assets could significantly impact the value of property, plant, and equipment on the Company’s financial statements. A material over valuation could result in impairment charges and reduced profitability for the Company.

Income Taxes

Our income tax expense and deferred tax assets and liabilities reflect management’s best estimate of current and future taxes to be paid. Significant judgments and estimates are required in the determination of the consolidated income tax expense. The Company’s provision for income taxes is computed by applying a federal rate of 21.0% and a state rate of 6.0%.

Permanent income tax differences result in an increase or decrease to taxable income and impact the Company’s effective tax rates, which were (.32%) and 32.0% for fiscal years 2021 and 2020, respectively.  Our tax rate is affected by recurring items, such as non-tax deductible portions of per diem paid to construction personnel, which we expect to be fairly consistent in the near term. For the fiscal years ended September 30, 2021, and 2020, the non-deductible portion of per diem and entertainment expenses resulted in approximate increases in taxable income of $515,000 and $530,000, respectively.  Our tax estimates are also affected by discrete items that may occur in any given year but are not consistent from year to year. In fiscal year 2021, $9.8 million in PPP loan forgiveness was excluded from taxable income.  Additionally, the Company is expecting to receive approximately a $250,000 federal income tax credit related to a solar installation project at its Nitro, WV facility.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. At September 30, 2021, the Company had a net deferred income tax liability of $2.0 million as compared to $2.3 million at September 30, 2020.  The Company’s deferred income tax liabilities at September 30, 2021 was $4.9 million and primarily related to depreciation on property and equipment.  The Company’s deferred income tax assets at September 30, 2021 was $2.9 million and primarily related to a net operating loss (“NOL”) carryforward. The Company believes that it is more likely than not that all NOL carryforwards will be realized.

The Company’s tax provision is evaluated as part of its annual audit; however, a material difference between the provision and actual income tax filings could result in adjustments to income tax benefits or expenses and deferred tax assets and liabilities. Changes in tax laws and rates may also affect recorded deferred tax assets and liabilities and our effective tax rate in the future.

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

On October 28, 2021, the FASB released ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”. The amendments of this ASU require entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The amendments are effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022. For all other entities they are effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. Entities should apply the amendments prospectively to business combinations that occur after the effective date. Early adoption is permitted, including in any interim period, for public business entities for periods for which financial statements have not yet been issued, and for all other entities for periods for which financial statements have not yet been made available for issuance.

Subsequent Events

On October 6, 2021, the Company’s transfer agent completed the previously disclosed Series A Preferred Stock redemption, which resulted in the issuance of 2,626,492 new shares of the Company’s common stock, the issuance of 317,500 common shares that were included in Series A Preferred Stock units, and cash redemption payments of approximately $1.3 million. The Company’s total outstanding common shares after redemption was 16,247,898 as of October 6, 2021.

On November 9, 2021, the Company was awarded $5.8 million in a lawsuit related to construction services performed for a former customer (“Defendant”), none of which has been recognized in the Company’s financial statements.  The Defendant has filed motions to request a new trial or a renewed judgement as a matter of law, which has not been ruled upon. The Company anticipates that a final judgement order will be issued in the first calendar quarter of 2022. A party to a civil lawsuit usually has 30 days from the entry of judgment to file a notice of appeal.

On November 12, 2021, the Company received a withdrawal liability claim from a pension plan to which the Company made pension contributions for union construction employees performing covered work in a particular jurisdiction.  The Company has not performed covered work in their jurisdiction since 2011; however, the Company disagrees with the withdrawal claim and believes it is covered by an exemption under federal law. The demand called for thirty-four quarterly installment payments of $41,000 starting December 15, 2021. The Company must comply with the demand under federal pension law; however, the Company firmly believes no withdrawal liability exists and plans to seek arbitration to resolve the matter. If successfully arbitrated, the Company expects to receive repayment of all installment payments made.

Management has evaluated subsequent events through December 29, 2021, the date which the financial statements were available for issue.  There have been no material events noted during the period that would either impact the results reflected in this report or the Company’s results going forward.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

ITEM 8.Financial Statements and Supplementary Data

Financial Statements are included at page F-1 of this Annual Report on Form 10-K.

ITEM 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.Controls and Procedures

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

(c)  Changes in Internal Controls Over Financial Reporting

There has been no change in Energy Services of America Corporation’s internal control over financial reporting during Energy Services of America Corporation’s fourth quarter of fiscal year 2021, that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

ITEM 9B.Other Information

None.

ITEM 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

ITEM 10.Directors, Executive Officers and Corporate Governance

The principal occupation during the past five years of each director and executive officer is set forth below.  All directors and executive officers have held their present positions since our inception in 2006 unless otherwise stated.

Marshall T. Reynolds has served as Chairman of the Board of Directors since our inception. Mr. Reynolds has served as Chief Executive Officer and Chairman of the Board Directors of Champion Industries, Inc., a commercial printer, business form manufacturer and supplier of office products and furniture, from 1992 to 2016, and sole stockholder from 1972 to 1993; President and General Manager of The Harrah and Reynolds Corporation, from 1964 (and sole stockholder since 1972) to present; and Chairman of the Board of Directors of McCorkle Machine and Engineering Company in Huntington, West Virginia. Mr. Reynolds is also Chairman of the Board of Directors of First Guaranty Bancshares, Inc., in Hammond, Louisiana, a director of Summit State Bank in Santa Rosa, CA since December 1998, and was Chairman of Premier Financial Bancorp, Inc. in Huntington, WV from 2011 to 2021.  Mr. Reynolds is the father of Jack M. Reynolds and Douglas V. Reynolds.  Mr. Reynolds varied career as a business leader and experience in a number of industries qualifies him to be on the Board of Directors.

Douglas V. Reynolds was appointed President and Chief Executive Officer of the Company on December 6, 2012, and has served as a Director since 2008.  Mr. Reynolds is an attorney for Reynolds & Brown, PLLC.  Mr. Reynolds is the President of the Transylvania Corporation and a director of The Harrah and Reynolds Corporation and Peoples Bancorp, Inc. and its banking subsidiary Peoples Bank beginning in 2021.  Mr. Reynolds was a director of Premier Financial Bancorp, Inc. from 2020 to 2021. Mr. Reynolds is a graduate of Duke University and holds a law degree from West Virginia University.  Mr. Reynolds is the son of Director Marshall T. Reynolds and brother of Jack M. Reynolds.  Mr. Reynolds’ varied experience and senior management roles with other companies make Mr. Reynolds a valuable member of the Board.

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

Samuel G. Kapourales was appointed to the Board of Directors on December 20, 2010.  He is a Board Member of the West Virginia Health Care Authority and Kapourales Properties, LLC.  Mr. Kapourales serves as a Director of First National Bank of Williamson.  Mr. Kapourales’ varied business experience makes him a valuable member of the Board.

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

Frank Lucente was appointed to the Board of Directors on June 19, 2019.  Mr. Lucente, a retired Naval officer, holds a Master’s in Business Administration (MBA) with a specialty in marketing from Marshall University in Huntington, WV.  Mr. Lucente is the founder, owner and president of Sam’s Hot Dogs, Inc., a franchise with over 45 locations in Virginia, West Virginia, Kentucky, North

Carolina, and Georgia.  In addition, Mr. Lucente is the co-founder of Rocco’s Restaurants, Inc. in Ceredo, WV. From 2005 to 2016, Mr. Lucente served as a city council member in Waynesboro, VA and served stints as vice mayor and mayor during that time.  Mr. Lucente has served as the chairman of the board of Rocco’s Italian Specialty Foods, Inc. since 2014. Mr. Lucente’s business experience makes him a valuable member of the Board.

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

Brian Pratt was appointed to the Board of Directors on August 18, 2021. Mr. Pratt has over 35 years of hands-on operations and management experience in the construction industry. From 1983 through 2015, he served as the President, Chief Executive Officer and Chairman of the Board of Primoris Services Corp. and its predecessor entity, ARB, Inc.  Mr. Pratt served as Chairman of Primoris Services Corp. from 2008 until 2019 and as a Director until February 2020. Mr. Pratt’s experience in the construction industry as well as mergers and acquisitions make him a valuable member of the board.

Charles P. Crimmel was appointed as Chief Financial Officer of the Company on November 1, 2013, after serving as Controller from 2008 to 2013.  Mr. Crimmel graduated from West Virginia University in 1995 with a Bachelor of Science degree in Business Administration and Accounting.  Mr. Crimmel was employed by Union Boiler Company as a Field Clerk and Staff Accountant from 1995 to 1996.  From 1996-2005, Mr. Crimmel served as Staff Accountant and Controller for Williams Union Boiler/Williams Service Group.  From 2005-2008, Mr. Crimmel was Controller for Nitro Electric Company.

Board Leadership Structure and Risk Oversight

Our board of directors is chaired by Mr. Marshall T. Reynolds, who is a non-executive director.  We separate the roles of Chief Executive Officer and Chairman of the Board in recognition of the differences between the two roles.  The Chief Executive Officer is responsible for overseeing the day-to-day operations of the Company.  The Chairman provides guidance to the Chief Executive Officer and, together with the entire board of directors helps develop the strategic plan for the Company.

The role of the board of directors in the Company’s risk oversight process includes receiving reports from senior management on areas of material risk to the Company, including operational, financial, legal, regulatory, strategic and reputational risk.  The full board reviews such reports and follows up with senior management to best determine how to address such risks.

Delinquent Section 16(a) Reports

The Company did not have any delinquent filings in fiscal year 2021.

Meetings of the Board of Directors

During fiscal 2021, the Board of Directors held twelve regular meetings and three special meetings.  Two directors, Dr. Charles Abraham and Mr. Neal Scaggs, attended fewer than 75% in the aggregate of the total number of board and committee meetings.  Although not required, attendance of Board members at the Annual Meeting of Shareholders is encouraged.  All members of our Board of Directors as of the Annual Meeting date attended the 2021 Annual Meeting of Shareholders.

Board Committees

Audit Committee.  The Audit Committee consists of Messrs. Mannes, Lucente, and Kapourales, with Mr. Mannes acting as chairman of the committee since December 16, 2020.  Mr. Scaggs was an audit committee member until his death on November 7, 2021. Mr. Kapourales was subsequently appointed to the committee.  Each member of the audit committee is financially literate, and the Board of Directors has determined that Mr. Mannes qualified as audit committee financial expert, as such term is defined by Securities and Exchange Commission rules. All the directors appointed to the audit committee are independent members of the board of directors, as defined by Securities and Exchange Commission rules (Rule 10A-3 of the Securities Exchange Act of 1934) and the NYSE American

corporate governance listing standards. The audit committee met three times during the fiscal year ended September 30, 2021.  The committee’s charter can be found at: www.energyservicesofamerica.com/posting/Audit_Committee_Charter_v1.pdf.

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

On November 1, 2021, Baker Tilly, US, LLP (“Baker Tilly”) completed the acquisition of the Company’s independent registered public accounting firm, Arnett Carbis Toothman, LLP. The Audit Committee approved the appointment of Baker Tilly, US, LLP (“Baker Tilly”) to be our independent registered public accounting firm effective November 1, 2021, and for the 2022 fiscal year.  A representative of Baker Tilly is expected to attend the 2022 Annual Meeting of Stockholders.

Nominating Committee. The Board has determined that the independent members of the Board of Directors will perform the duties of the nominating committee of the Board of Directors. The nominating committee does not have a written charter.  The nominating committee will (i) identify individuals qualified to become members of the Board of Directors and recommend to the Board of Directors the nominees for election to the Board of Directors; (ii) recommend director nominees for each committee to the Board of Directors; and (iii) identify individuals to fill any vacancies on the Board of Directors.  The nominating committee met one time during the fiscal year ended September 30, 2021.

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

●	a statement that the writer is a stockholder and is proposing a candidate for consideration by our independent directors;
●	the name and address of the stockholder as they appear on our books and number of shares of our common stock that are owned beneficially by such stockholder (if the stockholder is not a holder of record, appropriate evidence of the stockholder’s ownership will be required);
●	the name, address and contact information for the candidate, and the number of shares of our common stock that are owned by the candidate (if the candidate is not a holder of record, appropriate evidence of the stockholder’s ownership should be provided);
●	a statement of the candidate’s business and educational experience;
●	such other information regarding the candidate as would be required to be included in the proxy statement pursuant to Securities and Exchange Commission Regulation 14A;
●	a statement detailing any relationship between the candidate and Energy Services of America Corporation;
●	a statement detailing any relationship between the candidate and any customer, supplier or competitor of Energy Services of America Corporation;
●	detailed information about any relationship or understanding between the proposing stockholder and the candidate; and
●	a statement that the candidate is willing to be considered and willing to serve as a director if nominated and elected.

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

The Compensation Committee

The compensation committee consisted of directors Joseph L. Williams, Frank Lucente and Dan Mannes.  Mr. Lucente and Mr. Mannes were appointed to the committee on December 16, 2020. Each member of the compensation committee is considered “independent” as defined in the NYSE American corporate governance listing standards.  The Board of Directors has not adopted a written charter for the Committee.  The compensation committee met one time during fiscal year 2021.

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

For 2021, in making compensation decisions, the compensation committee did not use strict numerical formulas to determine the compensation paid to our executive officers.  However, the committee considered a variety of factors in its deliberations over executive compensation, emphasizing the profitability and scope of our operations, the experience, expertise and management skills of the named executive officers and their role in our future success, as well as compensation surveys prepared by professional firms to determine compensation paid to executives performing similar duties for comparable companies.  While the quantitative and non-quantitative factors described above were considered by the committee in determining the compensation paid to our named executive officers, such factors were not assigned a specific weight in evaluating the performance of the named executive officers. In determining the Chief Executive Officer’s bonus, the Chairman of the Board also considers the above factors and makes a recommendation to the committee which authorizes such bonus. For the other named executive officer, the Chief Executive Officer considers the above factors and makes a recommendation to the committee which authorized his bonus.  The Company paid $70,000 in bonuses to the named executive officers during fiscal year 2021.

The Compensation Committee has authority to approve the engagement of any compensation consultant it uses and the fees for those services.  However, the Compensation Committee did not engage a compensation consultant to assist in determining the amount or form of executive and director compensation with respect to fiscal year 2021.

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

ITEM 11.Executive Compensation

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

●	Base salaries are targeted at market median, but allow for recognition of everyone’s role, contribution, performance, and experience.
●	Bonuses, which are determined by the compensation committee, reflect market median levels although actual payouts will vary based on our performance relative to company-wide, team and individual contributions toward our strategic plan.
●	Retirement, health, life insurance, disability, severance and other perquisites and benefits are provided, but their focus and value are intentionally set to be conservatively competitive in order to attract and retain talented individuals.

Executive total compensation is expected to vary each year and evolve over the long-term to reflect our performance relative to our peers and the industry, and to correspond with shareholder returns.

We review our executive compensation philosophy and programs annually to ensure that they are achieving desired objectives and supporting our needs as we grow to be a more complex organization.

Summary Compensation Table for Named Executive Officers. The following table shows the compensation of the Company’s named executive officers for the years ended September 30, 2021, and 2020.  Messrs. Reynolds and Crimmel were the only executive officers who received total compensation in excess of $100,000 for services to Energy Services during the years ended September 30, 2021, or 2020.

Summary Compensation Table
					All other
Name and principal position	Year	Salary	Bonus	Stock awards	compensation (1)	Total
Douglas V. Reynolds	2021	$80,000	$50,000	$—	$3,462	$133,462
President and Chief	2020	$80,000	$30,000	$—	$3,600	$113,600
Executive Officer

Charles P. Crimmel	2021	$126,938	$20,000	$—	$6,612	$153,550
Secretary/Treasurer and	2020	$120,016	$10,000	$—	$5,851	$135,867
Chief Financial Officer
(1)	Other compensation in 2021 includes 401(k) plan matching contributions of $3,462 for Mr. Reynolds and $6,612 for Mr. Crimmel. Other compensation in 2020 includes 401(k) plan matching contributions of $3,600 for Mr. Reynolds and $5,851 for Mr. Crimmel.

Benefit Plans

Stock Benefit Plans

Long Term Incentive Plan.  At the annual meeting of shareholders on August 11, 2010, the shareholders approved the Energy Services of America Corporation Long Term Incentive Plan, to provide employees and directors of the Company with additional incentives to promote the growth and performance of the Company. The ten-year plan expired as of August 2020 with no awards in the fiscal year ended September 30, 2020. All stock grants have vested or been forfeited as of September 30, 2021.

Energy Services 401(k) Plan

401(k) Retirement Plans

We maintain the Energy Services of America Staff 401(k) Retirement Plan (the “Plan”).  Our five wholly owned subsidiaries, C. J. Hughes Construction Company, Inc., Nitro Construction Services, Inc., Contractors Rental Corporation, West Virginia Pipeline, Inc. and SQP Construction Group, Inc. adopted the Plan on behalf of their non-union employees.  Employees are eligible to participate in the Plan upon completion of six months of service but must wait until a quarterly entry date to join the Plan.  Employees may contribute eligible wages up to the maximum indexed dollar amount set by the Internal Revenue Service, which was $19,500 for 2021.

In addition, participants who are age 50 or older by the end of the Plan year may elect to defer up to an additional $6,500 into the 401(k) Plan for 2021.  The Company provided a matching contribution to each participant’s account equal to 100% of each dollar contributed for the first 3% of eligible wages and 50% of each dollar contributed for the next 3% of eligible wages.  The Company’s matching contribution is used by the Plan’s third-party administrator to purchase Energy Services of America stock from the open market.  Additionally, each Plan year, the Company may make discretionary profit-sharing contributions for participants who are actively employed on the last day of the Plan year.  The discretionary contributions will be allocated to a qualifying participant’s individual account based on the ratio of his or her compensation to the total compensation of all qualifying participants for the Plan year. No discretionary profit-sharing contributions were made in 2021.  Participants direct the investment of their account in the Plan, selecting from investment funds provided under the Plan. Participants receive quarterly benefit statements that provide information on their account balances and have immediate access to their account through an Interactive Voice Response System and the Internet.  Plan benefits are paid as soon as administratively possible following the participant’s termination of employment.  Lump sums, partial payments and installment payments are available if the participant’s account balance exceeds $1,000.

Energy Services of America and its wholly owned subsidiaries contributed $365,000 and $271,000, respectively, for the fiscal years ended September 30, 2021, and 2020 to the Plan. In fiscal year 2021, a one-time $651,000 Qualified Non-Elective Contribution (“QNEC”) was made to the Plan attributable to the 2021 Plan year to adjust Plan participant’s balances due to a third-party administrator’s actions.

Energy Services of America Corporation 2009 Employee Stock Purchase Plan

The plan enables eligible employees to purchase common stock through payroll deductions. The plan is intended to qualify under Section 423 of the Internal Revenue Code and its regulations.  Up to 1,200,000 shares of common stock, subject to adjustments, may be issued under this plan.  An eligible employee’s stock purchases during a calendar year may not exceed the lesser of: (a) a percentage of the participant’s compensation or a total dollar amount as specified by the committee or (b) $25,000.  During 2021, we did not utilize the plan.

Directors’ Compensation

Director Compensation.  The table set forth below shows the compensation of our non-executive directors for the fiscal year ended September 30, 2021.  We did not make any non-equity incentive plan awards to directors and there were no preferential earnings on nonqualified deferred compensation.  Each Director received retainer fees of $1,000 per month. No fee payments were made for committee participation.

		Fees earned or paid in		All other
Name		cash ($)	Stock Awards ($)	compensations ($)	Total
Marshall T. Reynolds		$12,000	$—	$—	$12,000
Samuel G. Kapourales		12,000	—	—	12,000
Jack M. Reynolds		12,000	—	—	12,000
Neal W. Scaggs	(1)	12,000	—	—	12,000
Joseph L. Williams		12,000	—	—	12,000
Daniel J. Mannes		10,000	—	—	10,000
Frank Lucente		12,000	—	—	12,000
Charles Abraham		12,000	—	—	12,000
Brian Pratt	(2)	1,000	—	—	1,000
Bruce H. Elliott	(3)	10,000	—	—	10,000
Total		$105,000	$—	$—	$105,000

(1)	Died November 7, 2021
(2)	Appointed August 17, 2021
(3)	Resigned July 21, 2021

ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Persons and groups who beneficially own in excess of five percent of our common stock are required to file certain reports with the Securities and Exchange Commission regarding such ownership.  The following table sets forth, as of December 21, 2021, the shares of common stock beneficially owned by each person who was the beneficial owner of more than five percent of our outstanding shares of common stock, as well as the shares owned by our directors and executive officers as a group.

	Amount of Shares Owned		Percent of Shares
	and Nature of Beneficial		of Common Stock
Name and Address of Beneficial Owners	Ownership (1)		Owned
All Directors and Executive Officers
as a Group (10 persons)	7,921,235		48.75%

Principal Stockholders:
Marshall T. Reynolds	1,809,772		11.14%
75 West 3rd Ave.
Huntington, WV 25701

Douglas V. Reynolds	1,857,049	(2)	11.43%
75 West 3rd Ave.
Huntington, WV 25701

Brian & Barbara Pratt	1,794,813		11.05%
59950 Berkshire Lane, Ste. 800
Dallas, Texas 75225

(1)	In accordance with Rule 13d-3 under the Security Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table of any shares of common stock if he has sole or shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the date as of which beneficial ownership is being determined. As used herein, “voting power” is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares. Includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.
(2)	Includes 22,514 common shares related to 401(k) match held by third party plan administrator.

The table below sets forth certain information regarding our Board of Directors and executive officers, including the terms of office of board members and the ownership of our securities as of December 21, 2021.

					Shares of Common
				Current	Stock Beneficially		Percent of
			Director	Term to	Owned on Record		Common
Names and Address (1)	Age (2)	Position Held	Since	Expire	Date (3)		Shares
Directors and Executive Officers:

Marshall T. Reynolds	85	Chairman and Director	2006	2022	1,809,772		11.14%

Douglas V. Reynolds	45	Chief Executive Officer,	2008	2022	1,857,049	(4)	11.43%
		Director

Brian Pratt	68	Director	2021	2022	1,794,813		11.05%

Samuel G. Kapourales	86	Director	2010	2022	764,191		4.70%

Jack M. Reynolds	56	Director	2006	2022	458,385		2.82%

Joseph L. Williams	76	Director	2006	2022	134,150		0.83%

Frank S. Lucente	76	Director	2019	2022	393,172		2.42%

Daniel J. Mannes	47	Director	2020	2022	135,889		0.84%

Charles Abraham	78	Director	2016	2022	553,628		3.41%

Charles P. Crimmel	48	Chief Financial Officer	n/a	n/a	20,186	(5)	0.12%

All Directors and Executive
Officers as a Group (10 persons)					7,921,235		48.75%
(1)	The mailing address for each person is 75 West 3rd Ave., Huntington, WV 25701
(2)	As of September 30, 2021.
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

(4)	Includes 22,514 common shares related to 401(k) match held by third party plan administrator.
(5)	Includes 20,186 common shares related to 401(k) match held by third party plan administrator.

ITEM 13.Certain Relationships and Related Transactions, and Director Independence

We intend that all transactions between us and our executive officers, directors, holders of 10% or more of the shares of any class of our common stock and affiliates thereof, will be on terms no less favorable than those terms given to unaffiliated third parties and will be approved by a majority of our independent outside directors not having any interest in the transaction.

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 each month.  The interest rate on the loan agreement is 4.82% with monthly payments of $7,800. As of September 30, 2021, the Company had paid approximately $281,000 in principal and approximately $351,000 in interest since the beginning of the loan.  Mr. Douglas Reynolds, President of Energy Services, was a director and secretary of First Bank of Charleston.  Mr. Samuel Kapourales, a director of Energy Services, was also a director of First Bank of Charleston.  On October 15, 2018, First Bank of Charleston was merged into Premier Bank, Inc., a wholly owned subsidiary of Premier Financial Bancorp, Inc.  Mr. Marshall Reynolds, Chairman of the Board of Energy Services, held the same position with Premier Financial Bancorp Inc.  Mr. Douglas Reynolds is the president and a director of Energy Services and was a director of Premier Financial Bancorp, Inc. On September 17, 2021, Peoples Bancorp, Inc., parent company of Peoples Bank, completed an acquisition of Premier Financial Bancorp, Inc. and its wholly owned subsidiaries, Premier Bank and Citizens Deposit Bank & Trust.  On October 26, 2021, Mr. Douglas Reynolds was elected a director of Peoples Bancorp, Inc., and its subsidiary Peoples Bank.

On December 31, 2020, West Virginia Pipeline Acquisition Company, later renamed West Virginia Pipeline, Inc., entered into a $3.0 million sellers’ note agreement with David and Daniel Bolton for the remaining purchase price of West Virginia Pipeline, Inc. For the purchase price allocation, the $3.0 million note had a fair value of $2.85 million. As part of the $6.35 million fair acquisition, the acquirer paid $3.5 million in cash in addition to the note. The unsecured five-year term note requires equal annual payments with a fixed interest rate of 3.25% on the $3.0 million sellers’ note, which equates to 5.35% on the carrying value of the note.  As of September 30, 2021, the Company has made interest payments of $73,000 and expensed $22,500 in accreted interest. The Company made the first installment payment in December 2021.

Other than mentioned above, there were no new material related party transactions entered into during the fiscal year ended September 30, 2021.

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

Board Independence

The Board of Directors consists of a majority of “independent directors” within the meaning of the NYSE American corporate governance listing standards.  The Board of Directors has determined that Messrs. Mannes, Williams, Kapourales, Abraham, Lucente and Pratt are “independent directors” within the meaning of such standards. There were no transactions not required to be reported under “Certain Relationships and Related Transactions” that were considered in determining the independence of our directors.

ITEM 14.Principal Accountant Fees and Services

On November 1, 2021, the Company was notified that the audit practice of Arnett Carbis Toothman, LLP (“Arnett Carbis Toothman”), our independent registered public accounting firm, was combined with Baker Tilly US, LLP (“Baker Tilly”) in a transaction pursuant to which Arnett Carbis Toothman combined its operations with Baker Tilly and certain of the professional staff and partners of Arnett Carbis Toothman joined Baker Tilly either as employees or partners of Baker Tilly. On November 1, 2021, Arnett Carbis Toothman resigned as the auditors of the Company and with the approval of the Audit Committee of the Company’s Board of Directors, Baker Tilly was engaged as its independent registered public accounting firm.

 Prior to engaging Baker Tilly, the Company did not consult with Baker Tilly regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinions that might be rendered by Baker Tilly on the Company’s financial statements, and Baker Tilly did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

 The report of independent registered public accounting firm of Arnett Carbis Toothman regarding the Company’s financial statements for the fiscal years ended September 30, 2020, and 2019 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended September 30, 2020 and 2019, and during the interim period from the end of the most recently completed fiscal year through November 1, 2021, the date of resignation, there were no disagreements with Arnett Carbis Toothman on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Arnett Carbis Toothman would have caused it to make reference to such disagreement in its reports.

Audit Fees

We were billed by Arnett Carbis Toothman, our independent registered public accountant, $169,069 and $172,427 for the services they have performed in connection with the audit of our financial statements included in our Annual Report for fiscal 2021 and 2020, respectively and for the review of interim financial statements included in our quarterly reports on Form 10-Q during these periods.

We were billed by Arnett Carbis Toothman, $57,988 for the services they have performed in connection with the audit of West Virginia Pipeline’s December 31, 2020 and 2019 financial statements included in our Current Report on Form 8-K/A dated March 12, 2021.

Audit-Related Fees

During fiscal years 2021 and 2020, we had no audit-related fees.

Tax Fees

During the fiscal years ended September 30, 2021, and 2020, we were billed by Arnett Carbis Toothman $37,924 and $34,461, respectively, for tax compliance services.

Employee Benefit Plan

During the fiscal years ended September 30, 2021, and 2020, we were billed by Arnett Carbis Toothman $53,352 and $38,483, respectively, for the services they performed in connection with the audit of our 401(k) Plan and Form 11-K filing.

All Other Fees

During fiscal years 2021 and 2020, we were billed by Arnett Carbis Toothman, $3,636 and $3,803, respectively, for fees billed for products and services provided by our independent registered public accounting firm other than those set forth above. These fees consisted primarily of travel and postage expenses.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

The audit committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the service or category of services and is generally subject to a specific budget.  The audit committee has delegated pre-approval authority to its Chairman when expedition of services is necessary.  The independent registered public accounting firm and management are required to periodically report to the full audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.  All the fees paid in the audit-related, tax and all other categories during 2021 and 2020 were approved per the pre-approval policies.

PART IV

ITEM 15.Exhibits and Financial Statement Schedules

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(a)(1)	Consolidated Financial Statements
Energy Services of America Corporation
	Report of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets, September 30, 2021, and September 30, 2020.	F-4
	Consolidated Statements of Income, Years Ended September 30, 2021, and September 30, 2020.	F-5
	Consolidated Statements of Cash Flows, Years Ended September 30, 2021, and September 30, 2020.	F-6
	Consolidated Statements of Changes in Shareholders’ Equity, Years Ended September 30, 2021, and September 30, 2020.	F-7
	Notes to Consolidated Financial Statements.	F-8
(a)(2)	Consolidated Financial Statement Schedules
No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.
(a)(3)	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment to the Registrant’s Certificate of Incorporation (1)
3.4	Certificate of Designations Series A Preferred Stock (4)
4.1	Form of Certificate of Common Stock (1)
4.2	Description of Common Stock (5)
10.1	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (1)
10.2	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders (1)
10.3	Form of Letter Agreement between Chapman Printing Co. and the Registrant regarding administrative support (1)
10.4	Form of Amended Registration Rights Agreement among the Registrant and the Initial Stockholders (1)
10.6.1	Energy Services of America Corporation Employee Stock Purchase Plan (2)
10.6.2	Energy Services of America Corporation Long Term Incentive Plan (3)
14	Code of Ethics (1)
16.1	Letter disclosing combination dated November 1, 2021, from Baker Tilly US, LLP (6)
16.2	Letter of Agreement dated November 1, 2021, form Baker Tilly US, LLP (6)
21	List of subsidiaries
23	Consent of Baker Tilly US, LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1)

Incorporated by reference to the Registration Statement on Form S-1 of Energy Services of America Corp. (file no. 333-133111), originally filed with the Securities and Exchange Commission on April 7, 2006, as amended.

(2)Filed as Appendix A to the Schedule 14-A filed with the Securities and Exchange Commission on October 16, 2008.

(3)	Filed as Appendix A to the Schedule 14-A filed with the Securities and Exchange Commission on July 2, 2010.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2013.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 20, 2019.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commisson on November 5, 2021.

(b) The exhibits listed under (a)(3) above are filed herewith.

(c) Not applicable.

ITEM 16.Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY SERVICES OF AMERICA CORPORATION

Date: December 29, 2021	By:	/s/ Douglas V. Reynolds
Douglas V. Reynolds
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Position	Date

By	/s/ Marshall T. Reynolds	Chairman of the Board	December 29, 2021
Marshall T. Reynolds

By	/s/ Jack Reynolds	Director	December 29, 2021
Jack R. Reynolds

By	/s/ Charles P. Crimmel	Chief Financial Officer	December 29, 2021
	Charles P. Crimmel	(Principal Financial and Accounting Officer)

By	/s/ Joseph L. Williams	Director	December 29, 2021
Joseph L. Williams

By	/s/ Daniel J. Mannes	Director	December 29, 2021
Daniel J. Mannes

By	/s/ Frank S. Lucente	Director	December 29, 2021
Frank S. Lucente

By	/s/ Brian Pratt	Director	December 29, 2021
Brian Pratt

By	/s/ Samuel G. Kapourales	Director	December 29, 2021
Samuel G. Kapourales

By	/s/ Charles Abraham	Director	December 29, 2021
Charles Abraham

By	/s/ Douglas V. Reynolds	President and Chief	December 29, 2021
	Douglas V. Reynolds	Executive Officer, and Director
(Principal Executive Officer)

Baker Tilly US, LLP
101 Washington Street, East
P.O. Box 2629
Charleston, WV 25329
United States of America

T: +1 (304) 346 0441
F: +1 (304) 346 8333
bakertilly.com

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Energy Services of America Corporation

Huntington, West Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Energy Services of America Corporation and subsidiaries (the Company) as of September 30, 2021 and 2020, the related consolidated statements of income, changes in shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Baker Tilly US, LLP, trading as Baker Tilly, is a member of the global network of Baker Tilly International Ltd., the members of which are separate and independent legal entities. ©2020 Baker Tilly US, LLP

Energy Services of America Corporation

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

Critical Audit Matter Description

As described in Notes 2 and 3 to the consolidated financial statements, the Company recognizes revenue from contracts with customers over time as performance obligations are satisfied and control of the promised good and service is transferred to the customer. The Company recognizes revenue on lump sum and unit price contracts by measuring the progress toward complete satisfaction of contractual performance obligations using an input method. For cost plus and time and material contracts, the Company recognizes revenue from contracts with customers over time as control is transferred to the customer by measuring progress toward complete satisfaction of the performance obligations using an output method.

We identified the evaluation of the Company’s estimates on significant construction contracts with customers and their effect on revenue recognition as a critical audit matter. The Company’s significant estimates include the determination of the performance obligations and allocation of transaction price and estimated costs to complete. Recognition of revenue and profit over time as performance obligations are satisfied for long-term lump sum and unit price contracts is highly judgmental as it requires the Company to prepare estimates of total contract revenue and total contract costs, including costs to complete in-process contracts. Auditing the Company’s estimates of total contract revenue and costs used to recognize revenue on construction contracts involved significant auditor judgement, as it required the evaluation of subjective factors such as assumptions related to project schedule and completion, forecasted labor, material and subcontract costs and variable consideration estimates related to incentive fees, unpriced change orders and contractual disputes and claims. These estimates are dependent upon significant management judgement, which affects the measurement of revenue recognized by the Company.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

●	We obtained an understanding of the controls over the estimation process that affect revenue recognized on construction contracts, including controls over management’s monitoring and review of project costs and variable consideration estimates.
●	We evaluated the Company’s estimated revenue and costs to complete by obtaining and analyzing supporting documentation of management’s estimates of variable consideration and contract costs.
●	We compared contract profitability estimates in the current year to historical estimates and actual performance.
●	We tested samples of completed and in-process contracts and contract transactions by inspecting the underlying customer contracts, contract billing data, and contract cost source documentation, and evaluated the Company’s recognition of contract assets, liabilities, revenue, and costs of revenue in accordance with revenue recognition policy.

Energy Services of America Corporation

Valuation of Intangible Assets

Critical Audit Matter Description

As described in Note 23 to the consolidated financial statements, the Company completed an asset purchase of West Virginia Pipeline, Inc., for total consideration of $6.5 million during the year ended September 30, 2021. The acquisition was accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired, and the liabilities assumed to be recognized at their fair values as of the acquisition date. Auditing the accounting for these acquisitions was complex due to the significant estimation uncertainty in determining the fair values of assets acquired and liabilities assumed.

We identified the valuation of intangible assets recorded in connection with the acquisition as a critical audit matter. The fair value estimates were based on underlying assumptions about future performance of the acquired business which involves significant estimation uncertainty. The significant assumptions used to form the basis of the forecasted results included revenue growth rates, earnings metrics, and discount rates. These significant assumptions were forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

●	We obtained an understanding of the controls over the Company’s accounting for the acquisition.
●	We obtained the valuation report prepared by valuation specialist engaged by management to assist in the purchase price allocations, including determination of fair values assigned to acquired intangible assets, and reviewed the report, and qualifications and objectivity of management’s specialist.
●	We engaged an internal valuation specialist to assist the engagement team in its review of management valuation specialist’s report including the valuation methods and key assumptions used by the Company.
●	We examined the completeness and accuracy of the underlying data supporting the significant assumptions and estimates used in the valuation reports, including historical and projected financial information.

We have served as the Company’s auditor since 2008.

Charleston, West Virginia

December 29, 2021

ENERGY SERVICES OF AMERICA CORPORATION

CONSOLIDATED BALANCE SHEETS

As of September 30, 2021 and 2020

	2021	2020

Assets
Current assets
Cash and cash equivalents	$8,226,739	$11,216,820
Accounts receivable-trade	21,092,517	18,246,989
Allowance for doubtful accounts	(70,310)	(70,310)
Retainages receivable	917,526	2,483,809
Other receivables	543,328	9,458
Contract assets	8,730,402	6,545,863
Prepaid expenses and other	3,541,000	3,338,943
Total current assets	42,981,202	41,771,572

Property, plant and equipment, at cost	61,145,705	53,324,843
less accumulated depreciation	(38,195,686)	(36,933,129)
Total fixed assets	22,950,019	16,391,714

Intangible assets, net	2,425,923	—
Goodwill	1,814,317	—

Total assets	$70,171,461	$58,163,286

Liabilities and shareholders' equity
Current liabilities
Current maturities of long-term debt	$3,401,574	$4,028,900
Lines of credit and short term borrowings	5,040,250	509,843
Accounts payable	7,285,392	5,222,222
Accrued expenses and other current liabilities	5,599,702	4,237,172
Contract liabilities	3,153,290	4,851,900
Total current liabilities	24,480,208	18,850,037

Long-term debt, less current maturities	9,020,774	11,233,705
Deferred tax liability	2,033,433	2,255,515
Total liabilities	35,534,415	32,339,257

Shareholders' equity

Preferred stock, $.0001 par value Authorized 1,000,000 shares, 206 issued at September 30, 2021 and 2020	—	—

Common stock, $.0001 par value Authorized 50,000,000 shares 14,839,836 issued and 13,621,406 outstanding at September 30, 2021 and 2020	1,484	1,484

Treasury stock, 1,218,430 shares at September 30, 2021 and 2020	(122)	(122)

Additional paid in capital	60,670,699	60,670,699
Retained deficit	(26,035,015)	(34,848,032)
Total shareholders' equity	34,637,046	25,824,029
Total liabilities and shareholders' equity	$70,171,461	$58,163,286

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

For the years ended September 30, 2021 and 2020

	2021	2020

Revenue	$122,465,826	$119,194,440

Cost of revenues	109,544,804	105,693,209

Gross profit	12,921,022	13,501,231

Selling and administrative expenses	13,813,644	9,831,578
(Loss) income from operations	(892,622)	3,669,653

Other income (expense)
Interest income	286,645	53,332
Paycheck Protection Program ("PPP") loan forgiveness	9,839,100	—
Other nonoperating expense	(289,330)	(239,862)
Interest expense	(557,320)	(486,246)
Gain on sale of equipment	681,653	579,326
	9,960,748	(93,450)

Income before income taxes	9,068,126	3,576,203

Income tax (benefit) expense	(29,129)	1,143,186

Net income	9,097,255	2,433,017

Dividends on preferred stock	284,238	309,000

Net income available to common shareholders	$8,813,017	$2,124,017

Weighted average shares outstanding-basic	13,621,406	13,804,835

Weighted average shares-diluted	16,988,424	17,238,168

Earnings per share
available to common shareholders	$0.647	$0.154

Earnings per share-diluted
available to common shareholders	$0.519	$0.123

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended September 30, 2021 and 2020

	2021	2020

Cash flows from operating activities:
Net income	$9,097,255	$2,433,017
Adjustments to reconcile net income to net cash provided by operating activities:	—	—
Depreciation expense	4,661,789	4,395,362
PPP loan forgiveness	(9,839,100)	—
Gain on sale of equipment	(681,653)	(579,326)
Provision for deferred taxes	211,677	329,692
Amortization of intangible assets	230,588	—
(Increase) decrease in contracts receivable	(2,845,528)	3,431,633
Decrease in retainage receivable	1,566,283	1,037,752
(Increase) decrease in other receivables	(533,870)	550
(Increase) decrease in contract assets	(2,184,539)	113,844
Increase in prepaid expenses	(202,057)	(603,969)
Increase in accounts payable	2,063,170	2,302,604
Increase in accrued expenses	953,534	727,799
(Decrease) increase in contract liabilities	(1,698,610)	1,396,612
Net cash provided by operating activities	798,939	14,985,570

Cash flows from investing activities:
Acquisition of Revolt Energy	(150,000)	—
Acquisition of West Virginia Pipeline, net of cash received of $250,000	(3,250,000)	—
Investment in property and equipment	(6,047,693)	(3,534,821)
Proceeds from sales of property and equipment	758,391	768,656
Net cash used in investing activities	(8,689,302)	(2,766,165)

Cash flows from financing activities:
Dividends on common stock	—	(696,117)
Preferred dividends paid	(309,000)	(309,000)
Treasury stock purchased by company	—	(268,228)
Borrowings on lines of credit and short term debt, net of (repayments)	8,030,407	(3,515,867)
Proceeds from long term debt	—	13,139,100
Principal payments on long term debt	(2,821,125)	(13,930,748)
Net cash provided by (used in) financing activities	4,900,282	(5,580,860)

(Decrease) increase in cash and cash equivalents	(2,990,081)	6,638,545
Cash and cash equivalents beginning of period	11,216,820	4,578,275
Cash and cash equivalents end of period	$8,226,739	$11,216,820

Supplemental schedule of noncash investing and financing activities:
Purchases of property & equipment under financing agreements	$3,349,139	$626,384
Insurance premiums financed	$3,213,402	$3,063,543
Note payable to finance West Virginia Pipeline acquisition, discounted by $150,000	$3,000,000	$—
Note payable to refinance short-term borrowing	$3,500,000	$—
Accrued dividends on preferred stock	$52,488	$77,250
Debt assumed in acquisitions	$205,829	$—
Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$557,320	$486,246
Income taxes	$251,996	$785,630

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended September 30, 2021 and 2020

						Total
	Common Stock		Additional Paid	Retained	Treasury	Shareholders'
	Shares	Amount	in Capital	Deficit	Stock	Equity

Balance at September 30, 2019	13,924,789	$1,484	$60,938,896	$(36,275,932)	$(91)	$24,664,357

Net income	—	—	—	2,433,017	—	2,433,017

Dividends on common stock ($0.05 per share on 13,922,336 shares; 317,500 common shares are part of preferred units and were not eligible for the common dividend)	—	—	—	(696,117)	—	(696,117)

Accrued preferred dividends	—	—	—	(309,000)	—	(309,000)

Treasury stock purchased by company	(303,383)	—	(268,197)	—	(31)	(268,228)

Balance at September 30, 2020	13,621,406	$1,484	$60,670,699	$(34,848,032)	$(122)	$25,824,029

Balance at September 30, 2020	13,621,406	$1,484	$60,670,699	$(34,848,032)	$(122)	$25,824,029

Net income	—	—	—	9,097,255	—	9,097,255

Accrued preferred dividends	—	—	—	(284,238)	—	(284,238)

Balance at September 30, 2021	13,621,406	$1,484	$60,670,699	$(26,035,015)	$(122)	$34,637,046

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION:

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

On April 30, 2021, the Company’s Nitro subsidiary completed an asset purchase of Revolt Energy, Inc. (“Revolt Energy”), a West Virginia corporation located in Nitro, WV. Revolt Energy previously operated primarily as a residential solar installation company in southern West Virginia. As a division of Nitro, Revolt Energy continues to perform residential solar installations and has expanded its services to include commercial and industrial customers. Revolt Energy’s construction employees are members of the International Brotherhood of Electrical Workers.

On June 30, 2021, the Company provided notice to all holders of the Company’s 6.0% Convertible Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) that, subject to applicable law and in accordance with the Company’s certificate of incorporation, the Company intended to redeem all 206 shares of the Series A Preferred Stock, at a price equal to $25,000 per preferred share plus all accrued and unpaid dividends whether or not declared up to and excluding the Redemption Date of September 1, 2021 (the “Redemption Price”).

A portion of the 206 outstanding shares of Series A Preferred Stock were converted into common stock of the Company (“Common Stock”) at the election of each shareholder. The conversion formula for each share of the Series A Preferred Stock was $25,000 plus all accrued but unpaid dividends up to, but excluding, September 1, 2021 divided by the Conversion Price of $1.50.  Cash was issued in lieu of fractional shares at a rate of $1.50 multiplied by the fractional share rounded to the nearest cent.

On October 6, 2021, the Company’s transfer agent completed the redemption, which resulted in the issuance of 2,626,492 new shares of the Company’s common stock, the issuance of 317,500 common shares that were included in Series A Preferred Stock units, and cash redemption payments of $1.3 million. The Company’s total outstanding common shares after redemption was 16,247,898 as of October 6, 2021.

The Company’s stock is quoted under the symbol “ESOA” on the OTCQB marketplace operated by the OTC Markets Group.

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

The company recognizes revenue, but not profit, on certain uninstalled materials.  Revenue on these uninstalled materials is recognized when the cost is incurred (when control is transferred), but the associated profit is not recognized until the materials are installed. The costs of uninstalled materials will be tracked separately within the Company’s accounting software.

Pre-contract and bond costs, if required, and mobilization costs on projects are generally immaterial to the total value of the Company’s contracts and are expensed when incurred. As a practical expedient, the Company recognizes these incremental costs as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less. For projects expected to last greater than one year, mobilization costs will be capitalized as incurred and amortized over the expected duration of the project.  For these projects, mobilization costs will be tracked separately in the Company’s accounting software.  This includes costs associated with setting up a project lot or lay-down yard, equipment, tool and supply transportation, temporary facilities and utilities and worker qualification and safety training.

Contracts may require the Company to warranty that work is performed in accordance with the contract; however, the warranty is not priced separately, and the Company does not offer customers an option to purchase a warranty.  As of September 30, 2021, the Company does not have a material amount of costs expensed that would otherwise be capitalized and amortized.

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

Use of Estimates and Assumptions

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America (“U.S.GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and loss during the reporting period. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

Energy Services considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Fair Value Measurements

The Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and specifies disclosures about fair value measurements.

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

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed-rate debt to unrelated parties was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $10.0  million at September 30, 2021 was $9.9 million. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $15.8 million at September 30, 2020 was $14.8 million.

All receivables and payables are carried at net realizable value which approximates fair value because of their short duration to maturity.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable consists of amounts that have been billed to customers. Collateral is generally not required. A majority of the Company’s contracts have monthly billing terms and payment terms within 30 to 45 days after invoices have been issued.  The Company attempts to negotiate two-week billing terms and 15-day payment terms on larger projects.  The timing of billings to customers may generate contract assets or contract liabilities. Certain construction contracts include retention provisions to provide assurance to our customers that we will perform in accordance with the contract terms and are therefore not considered a financing benefit. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work or products by the customer. We have determined there are no significant financing components in our contracts as of and for the years ended September 30, 2021 and 2020.

Retainage billed but not paid pursuant to contract provisions will be due upon completion of the contracts. Based on the Company’s experience, management considers all amounts classified as retainage receivable to be collectible. All retainage receivable amounts are expected to be collected within the next fiscal year.

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

Claims

Claims are amounts in excess of the agreed contract price that a contractor seeks to collect from customers or others for customer-caused delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs. The Company records revenue on claims that management believes are probable. Revenue from a claim is recorded only to the extent that contract costs relating to the claim have been incurred.

Self -Insurance

The Company has its workers compensation, general liability and auto insurance through a captive insurance company.  While the Company believes that this arrangement has been very beneficial in reducing and stabilizing insurance costs, the Company has to maintain a surety deposit to guarantee payments of premiums. The surety deposit had a balance of $2.1 million and $1.9 million as of September 30, 2021 and 2020, respectively, which is in “Prepaid expenses and other” on the Company’s Consolidated Balance Sheets.  Should the captive experience severe losses over an extended period, it could increase the Company’s insurance expense or surety deposit required.

Advertising

All advertising costs are expensed as incurred. Total advertising expense was $55,000 and $72,000 for the years ended September 30, 2021 and 2020, respectively.

Stock Compensation Plans

The Company has issued restricted stock under its Long-Term Incentive Plan; however, there were no issuances in fiscal years 2021 or 2020.  The Company accounts for its equity-based compensation as prescribed by U.S. GAAP for share-based payments.  The Company has adopted a fair value-based method of accounting for employee equity-based plans, whereby compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. As a result, compensation expense relating to stock compensation plans will be reflected in net income as part of “Selling and administrative expenses” on the Consolidated Statements of Income.

Income Taxes

The Company and all subsidiaries file a consolidated federal and various state income tax returns on a fiscal year basis. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations for years ending prior to September 30, 2018. The Company follows the liability method of accounting for income taxes in accordance with U.S. GAAP. Under this method, deferred tax assets and liabilities are recorded for future tax consequences of temporary differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the underlying assets or liabilities are recovered or settled. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

U.S. GAAP also prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or to be taken on a tax return. This evaluation is a two-step process. First, the recognition process determines if it is more likely than not that a tax position will be sustained based on the merits of the tax position upon examination by the appropriate taxing authority. Second, a measurement process is calculated to determine the amount of benefit/expense to recognize in the financial statements if a tax position meets the more likely than not recognition threshold. The tax position is measured at the greatest amount of benefit/expense that is more likely than not of being realized upon ultimate settlement.  Any interest and penalty related to the unrecognized tax benefits, as the result of recognition of tax obligations resulting from uncertain tax positions, are included in the provision for income taxes. The Company had not recognized any uncertain tax positions at September 30, 2021.

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

Collective Bargaining Agreements

Certain Energy Services subsidiaries are party to collective bargaining agreements with unions representing members that are employed by the Company. The agreements require such subsidiaries to pay specified wages and provide certain benefits to the union employees. These agreements expire at various times and have typically been renegotiated and renewed on terms that are similar to the ones contained in the expiring agreements.

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

Litigation Costs

The Company recognizes reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Litigation costs are expensed as incurred.

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

On October 28, 2021, the FASB released ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”.  The amendments of this ASU require entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The amendments are effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022.  For all other entities they are effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023.  Entities should apply the amendments prospectively to business combinations that occur after the effective date. Early adoption is permitted, including in any interim period, for public business entities for periods for which financial statements have not yet been issued, and for all other entities for periods for which financial statements have not yet been made available for issuance.

Subsequent Events

On October 6, 2021, the Company’s transfer agent completed the previously mentioned Series A Preferred Stock redemption, which resulted in the issuance of 2,626,492 new shares of the Company’s common stock, the issuance of 317,500 common shares that were included in Series A Preferred Stock units, and cash redemption payments of $1.3 million. The Company’s total outstanding common shares after redemption was 16,247,898 as of October 6, 2021.

On November 9, 2021, the Company was awarded $5.8 million in a lawsuit related to construction services performed for a former customer (“Defendant”), none of which has been recognized in the Company’s financial statements. The Defendant has filed motions to request a new trial or a renewed judgement as a matter of law, which has not been ruled upon. The Company anticipates that a final judgement order will be issued in the first calendar quarter of 2022. A party to a civil lawsuit usually has 30 days from the entry of judgment to file a notice of appeal.

On November 12, 2021, the Company received a withdrawal liability claim from a pension plan to which the Company made pension contributions for union construction employees performing covered work in a particular jurisdiction.  The Company has not performed covered work in their jurisdiction since 2011; however, the Company disagrees with the withdrawal claim and believes it is covered by an exemption under federal law.  The demand called for thirty-four quarterly installment payments of $41,000 starting December 15, 2021. The Company must comply with the demand under federal pension law; however, the Company firmly believes no withdrawal liability exists and plans to seek arbitration to resolve the matter. If successfully arbitrated, the Company expects to receive repayment of all installment payments made.

Management has evaluated subsequent events through December 29, 2021, the date which the financial statements were available for issue. There have been no material events noted during the period that would either impact the results reflected in the report or the Company’s results going forward.

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

The accuracy of our revenue and profit recognition in a given period depends on the accuracy of our estimates of the cost to complete each project. We believe our experience allows us to create materially reliable estimates. There are a number of factors that can contribute to changes in estimates of contract cost and profitability. The most significant of these include:

●	the completeness and accuracy of the original bid;
●	costs associated with scope changes;

●	changes in costs of labor and/or materials;
●	extended overhead and other costs due to owner, weather and other delays;
●	subcontractor performance issues;
●	changes in productivity expectations;
●	site conditions that differ from those assumed in the original bid;
●	changes from original design on design-build projects;
●	the availability and skill level of workers in the geographic location of the project;
●	a change in the availability and proximity of equipment and materials;
●	our ability to fully and promptly recover on affirmative claims and back charges for additional contract costs; and
●	the customer's ability to properly administer the contract.

The foregoing factors, as well as the stage of completion of contracts in process and the mix of contracts at different margins may cause fluctuations in gross profit from period to period. Significant changes in cost estimates, particularly in our larger, more complex projects could have, a significant effect on our profitability.

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

We disaggregate our revenue based on our operating groups and contract types as it is the format that is regularly reviewed by management. Our reportable operating groups are Gas & Water Distribution, Gas & Petroleum Transmission, Electrical, Mechanical, & General services and construction. The operating groups for the twelve months ended September 30, 2020, have been revised to reflect the current presentation. Our contract types are: Lump Sum, Unit Price, Cost Plus and Time and Materials (“T&M”).  The following tables present our disaggregated revenue for the twelve months ended September 30, 2021, and 2020:

	Twelve Months Ended September 30, 2021
			Electrical,
	Gas & Water	Gas & Petroleum	Mechanical,	Total revenue
	Distribution	Transmission	and General	from contracts
Lump sum contracts	$—	$—	$37,691,770	$37,691,770
Unit price contracts	40,440,195	20,928,518	—	61,368,713
Cost plus and T&M contracts	—	1,204,965	22,200,378	23,405,343
Total revenue from contracts	$40,440,195	$22,133,483	$59,892,148	$122,465,826

Earned over time	$26,244,396	$20,928,518	$58,796,767	$105,969,681
Earned at point in time	14,195,799	1,204,965	1,095,381	16,496,145
Total revenue from contracts	$40,440,195	$22,133,483	$59,892,148	$122,465,826

	Twelve Months Ended September 30, 2020
			Electrical,
	Gas & Water	Gas & Petroleum	Mechanical,	Total revenue
	Distribution	Transmission	and General	from contracts
Lump sum contracts	$—	$—	$36,954,269	$36,954,269
Unit price contracts	24,488,259	42,927,779	—	67,416,038
Cost plus and T&M contracts	—	116,428	14,707,705	14,824,133
Total revenue from contracts	$24,488,259	$43,044,207	$51,661,974	$119,194,440

Earned over time	$13,209,710	$42,927,779	$50,776,446	$106,913,935
Earned at point in time	11,278,549	116,428	885,528	12,280,505
Total revenue from contracts	$24,488,259	$43,044,207	$51,661,974	$119,194,440

5. CONTRACT BALANCES

The Company’s accounts receivable consists of amounts that have been billed to customers and collateral is generally not required. Most of the Company’s contracts have monthly billing terms; however, billing terms for some are based on project completion. Payment terms are generally within 30 to 45 days after invoices have been issued.  The Company attempts to negotiate two-week billing terms and 15-day payment terms on larger projects.  The timing of billings to customers may generate contract assets or contract liabilities.

During the twelve months ended September 30, 2021, we recognized revenue of $4.8 million that was included in the contract liability balance at September 30, 2020.

Accounts receivable-trade, net of allowance for doubtful accounts, retentions receivable, contract assets and contract liabilities consisted of the following:

	September 30, 2020	September 30, 2021	Change

Accounts receivable-trade, net of allowance for doubtful accounts	$18,176,679	$21,022,207	$2,845,528

Contract assets
Cost and estimated earnings in excess of billings	$6,545,863	$8,730,402	$2,184,539

Contract liabilities
Billings in excess of cost and estimated earnings	$4,851,900	$3,153,290	$(1,698,610)

6. PERFORMANCE OBLIGATIONS

For the year ended September 30, 2021, we recognized revenue of $430,000 as a result of changes in contract transaction price related to performance obligations that were satisfied prior to September 30, 2020. The changes in contract transaction price were from items such as executed or estimated change orders, and unresolved contract modifications and claims.

At September 30, 2021, the Company had $38.4 million in remaining unsatisfied performance obligations, in which revenue is expected to be recognized in less than twelve months.

7.	ALLOWANCE FOR DOUBTFUL ACCOUNTS

Activity in the Company’s allowance for doubtful accounts consists of the following:

	Year Ended September 30,
	2021	2020

Balance at beginning of year	$70,310	$70,310
Charged to expense	—	—
Deductions for uncollectible receivables written off, net of recoveries	—	—
Balance at end of year	$70,310	$70,310

8.	UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts are included in contract assets on the Consolidated Balance Sheets. Billings in excess of costs and estimated earnings on uncompleted contracts are included in contract liabilities on the Consolidated Balance Sheets.

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

	Year Ended September 30,
	2021	2020
Costs incurred on contracts in progress	$64,903,618	$74,996,405
Estimated earnings, net of estimated losses	13,280,334	16,067,668
	78,183,952	91,064,073
Less billings to date	72,606,840	89,370,110
	$5,577,112	$1,693,963

Costs and estimated earnings in excess of billed on uncompleted contracts	$8,730,402	$6,545,863
Less billings in excess of costs and estimated earnings on uncompleted contracts	3,153,290	4,851,900
	$5,577,112	$1,693,963

The Company’s unaudited backlog at September 30, 2021, and September 30, 2020, was $72.2 million and $63.8 million, respectively.

9.	CLAIMS

The Company does not have any claims receivable as of September 30, 2021 and 2020. Claims receivable is a component of contract assets.

10.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	Year Ended September 30,
	2021	2020

Land	$2,748,532	$2,571,575
Buildings and leasehold improvements	8,194,827	5,921,587
Operating equipment and vehicles	48,941,730	44,030,879
Office equipment, furniture and fixtures	948,297	800,802
Assets not yet in service	312,319	—
	61,145,705	53,324,843
Less accumulated depreciation	38,195,686	36,933,129
Property, plant and equipment, net	$22,950,019	$16,391,714

11.	SHORT-TERM DEBT

Short-term debt consists of the following:

On August 3, 2021, the Company received a one-year extension on its line of credit (“Operating Line of credit (2021)”) effective June 28, 2021. The $15.0 million revolving line of credit has a $12.5 million component and a $2.5 million component, each with separate borrowing requirements. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%.  Based on the borrowing base calculation, the Company was able to borrow up to $12.2 million as of September 30, 2021.  The Company had $4.5 million in borrowings on the line of credit, leaving $7.7 million available on the line of credit as of September 30, 2021.  The interest rate at September 30, 2021, was 4.99%.  Based on the borrowing base calculation, the Company was able to borrow up to $11.1 million as of September 30, 2020.  The Company had no borrowings on the line of credit, as of September 30, 2020. The interest rate at September 30, 2020, was 4.99%.

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

The Company was in compliance with all covenants for the $12.5 million component of Operating Line of Credit (2021) at September 30, 2021 except for the debt service coverage ratio, for which the Company obtained a waiver from its lender.

The Company also finances insurance policy premiums on a short-term basis through a financing company.  These insurance policies include workers’ compensation, general liability, automobile, umbrella, and equipment policies.  The Company makes a down payment in January and finances the remaining premium amount over ten monthly payments.  In January 2021, the Company financed $3.2 million in insurance premiums. At September 30, 2021, the remaining balance of the insurance premiums was $540,000.

12.	SHORT-TERM AND LONG-TERM DEBT

A summary of short-term and long-term debt as of September 30, 2021 and 2020 is as follows:

	2021	2020

Line of credit payable to bank, monthly interest at 4.99%, final payment due by June 28, 2022, guaranteed by certain directors of the Company.	$4,500,000	$—

Term note payable to United Bank, WV Pipeline acquisition, due in monthly installments of $64,853 interest at 4.25%, final payment due by March 25, 2026, secured by receivables and equipment, guaranteed by certain directors of the Company.	3,183,549	—

Notes payable to finance companies, due in monthly installments totaling $70,062 at September 30, 2021 and $44,781 at September 30, 2020, including interest ranging from 0.00% to 6.03%, final payments due October 2021 through August 2026, secured by equipment.	1,066,580	1,334,566

Note payable to finance company for insurance premiums financed, due in monthly installments totaling $272,000 in FY 2021 and $254,922 in FY 2020, including interest rate at 3.50%, final payment made November 2020.	540,250	509,843

Notes payable to bank, due in monthly installments totaling $7,799, including interest at 4.82%, final payment due November 2034 secured by building and property.	919,017	967,665

Notes payable to bank, due in monthly installments totaling $11,602, including interest at 4.25%, final payment due November 2025 secured by building and property, guaranteed by certain directors of the Company.	530,750	644,172

Notes payable to bank for $9.8 million in Paycheck Protection Program ("PPP") loan funds. Forgiven in FY 2021.	—	9,839,100

Notes payable to bank, due in monthly installments totaling $98,865, including interest at 4.99%, final payment due September 2022 secured by equipment, guaranteed by certain directors of the Company.	872,452	1,983,911

Notes payable to bank, due in monthly installments totaling $46,482, including interest at 5.00%, final payment made September 2021 secured by equipment, guaranteed by certain directors of the Company.	—	493,191

Notes payable to David Bolton and Daniel Bolton, $3.0 million discounted by $150,000, due in annual installments totaling $500,000, including interest at 3.25% on the $3.0 million note which equates to 5.35% on the carrying value of the note, final payment due December 31, 2026, unsecured	2,850,000	—

Notes payable to bank, interest at 4.25% of outstanding balance due in monthly installments between January 2021 and January 2022. Note payments due in monthly installments totaling $68,073, including interest at 4.25%, beginning February 2022 with final payment due September 2026, secured by equipment, guaranteed by certain directors of the Company.	3,000,000	—

Total debt	17,462,598	15,772,448

Less current maturities	8,441,824	4,538,743

Total long term debt	$9,020,774	$11,233,705

During fiscal year 2021, the Company received notice that the Small Business Administration (“SBA”) had granted forgiveness of the $9.8 million of PPP borrowings and the SBA repaid the lending institution in full. The forgiveness was recorded as “other non-operating income” for the fiscal year ended September 30, 2021.

At September 30, 2021, future expected payments due on short-term and long-term debt are as follows:

2022	$8,441,824
2023	2,152,652
2024	2,215,516
2025	2,278,581
2026	1,739,495
Thereafter	634,530
$17,462,598

13.	INCOME TAXES

The components of income taxes are as follows:

	Year Ended September 30,
	2021	2020

Federal
Current	$(187,829)	$634,539
Deferred	165,108	257,160
Total	(22,721)	891,699

State
Current	(52,977)	178,955
Deferred	46,569	72,532
Total	(6,408)	251,487

Total income tax (benefit) expense	$(29,129)	$1,143,186

The effective income tax rate for the fiscal year ended September 30, 2021, was (.32%), as compared to 32.0% for the same period in 2020.Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income and non-deductible expenses.

During fiscal year 2021, the Company received notice that the SBA had granted forgiveness in full of the $9.8 million of PPP borrowings. The forgiveness was recorded as “other non-operating income” for the fiscal year ended September 30, 2021. According to the Coronavirus Aid, Relief, and Economic Security Act passed by Congress in March 2020, PPP loan forgiveness is not taxable. In accordance with the Consolidated Appropriations Act, 2021, the Company’s PPP related expenditures in fiscal year 2020 were considered deductible expenses for federal income tax purposes. The PPP forgiveness had a significant impact on the effective income tax rate for the fiscal year ended September 30, 2021, as taxable income was decreased by $9.8 million. The Company would have had an $800,000 loss before income taxes without the PPP loan forgiveness.

Per diem paid to employees on construction projects and entertainment expenses are only partially deductible from taxable income and can have a significant impact on the effective tax rate. For the fiscal years ended September 30, 2021, and 2020, the non-deductible portion of per diem and entertainment expenses resulted in an approximate increase in taxable income of $515,000 and $530,000, respectively.

The provision for income taxes was computed by applying a federal rate of 21.0% and a state rate of 6.0%to income before tax for fiscal years 2021 and 2020. The meals, a component of per diem paid to employees on construction projects, is not fully tax deductible and creates a permanent tax difference. The impact on the effective tax rate for meals and other was computed as 5.7% and 5.0% for fiscal years 2021 and 2020, respectively. The Company is expecting to receive approximately a $250,000, (2.8)% effective, fiscal year 2021 federal income tax credit related to a solar installation project at its Nitro, WV facility. The non-taxable effect of the PPP loan forgiveness is approximately $2.7 million, or effectively (30.22)%.

	Year Ended September 30,
	2021	2020

Statutory rate	21.00%	21.00%
State income taxes	6.00%	6.00%
Meals and other	5.70%	5.00%
Credit from solar installation project	(2.80)%	0.00%
PPP loan forgiveness	(30.22)%	0.00%
Effective tax rate	(0.32)%	32.00%

Deferred taxes provide for significant differences between the basis of assets and liabilities for financial reporting and income tax reporting. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. At September 30, 2021, the Company expects all net operating loss carryforwards to be realized in the near future.

The income tax effects of temporary differences giving rise to the deferred tax assets and liabilities are as follows:

	Year Ended September 30,
	2021	2020
Deferred tax liabilities
Property and equipment	$4,883,398	$2,746,331
Other	37,582	—
Total deferred tax liabilities	$4,920,980	$2,746,331

Deferred tax assets
Other	$358,400	$490,816
Net operating loss carryforward	2,529,147	—
Total deferred tax assets	$2,887,547	$490,816

Total net deferred tax liabilities	$2,033,433	$2,255,515

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

14.	EARNINGS PER SHARE

Earnings per share for the years ended September 30, 2021, and 2020 are as follow:

	Twelve Months Ended	Twelve Months Ended
	September 30,	September 30,
	2021	2020

Net income	$9,097,255	$2,433,017

Dividends on preferred stock	284,238	309,000

Income available to common shareholders	$8,813,017	$2,124,017

Weighted average shares outstanding-basic	13,621,406	13,804,835

Weighted average shares outstanding-diluted	16,988,424	17,238,168

Earnings per share available to common shareholders	$0.647	$0.154

Earnings per share available to common shareholders-diluted	$0.519	$0.123

15.	STOCK PURCHASE PLAN

At the annual meeting of the shareholders on November 19, 2008, the shareholders approved the establishment of an employee stock purchase plan. The stock purchase plan authorizes the issuance of up to 1,200,000 shares of common stock for purchase by eligible employees. A participant’s stock purchased during a calendar year may not exceed the lesser of (a) a percentage of the participant’s compensation or a total amount as specified by the compensation committee of the Board, or (b) $25,000. The stock will be offered at a purchase price of at least 85% of its fair market value on the date of purchase. The major plan provisions cover the purposes of the plan, effective date and duration, administration, eligibility, stock type, stock purchase limitations, price of stock, participation election, payroll deductions, payment for stock, date of purchase, termination of agreement, termination of employment, recapitalization, change of control, assignability, Stockholder rights, compliance with Internal Revenue Code Section 423, amendment and termination, application of funds, tax withholdings, governing laws, employment at will and arbitration. There have been no agreements with any employees made under this plan as of the year ended September 30, 2021.

On August 22, 2019, the Company announced that the Board of Directors authorized a stock repurchase program under which the Company would purchase up to 10%, or approximately 1,393,393 shares, of the Company’s issued and outstanding stock. The purchase program started on August 26, 2019 and expired on August 26, 2020. The Company suspended the stock repurchase program on April 27, 2020. Accordingly, there were no repurchases in the Company’s fourth fiscal quarter in 2020. The program resulted in the repurchase of 312,522 shares through September 30, 2020. The Company did not repurchase any stock during the three and twelve months ended September 30, 2021.

16.	LONG TERM INCENTIVE PLAN

At the annual meeting of shareholders on August 11, 2010, the shareholders approved the Energy Services of America Corporation Long Term Incentive Plan, to provide employees and directors of the Company with additional incentives to promote the growth and performance of the Company. The ten-year plan expired as of August 2020 with no awards in the fiscal year ended September 30, 2020. All stock grants have vested or been forfeited as of September 30, 2021.

17.	RELATED PARTY TRANSACTIONS

The Company intends that all transactions between the Company and its executive officers, directors, holders of 10% or more of the shares of any class of our common stock and affiliates thereof, will be on terms no less favorable than those terms given to unaffiliated third parties and will be approved by a majority of our independent outside directors not having any interest in the transaction.

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 each month. The interest rate on the loan agreement is 4.82% with monthly payments of $7,800. As of September 30, 2021, the Company had paid approximately $281,000 in principal and approximately $351,000 in interest since the beginning of the loan. Mr. Douglas Reynolds, President of Energy Services, was a director and secretary of First Bank of Charleston. Mr. Samuel Kapourales, a director of Energy Services, was also a director of First Bank of Charleston. On October 15, 2018, First Bank of Charleston was merged into Premier Bank, Inc., a wholly owned subsidiary of Premier Financial Bancorp, Inc. Mr. Marshall Reynolds, Chairman of the Board of Energy Services, held the same position with Premier Financial Bancorp Inc. Mr. Douglas Reynolds is the president and a director of Energy Services and was a director of Premier Financial Bancorp, Inc. On September 17, 2021, Peoples Bancorp, Inc., parent company of Peoples Bank, completed an acquisition of Premier Financial Bancorp, Inc. and its wholly owned subsidiaries, Premier Bank and Citizens Deposit Bank & Trust. On October 26, 2021, Mr. Douglas Reynolds was elected a director of Peoples Bancorp, Inc., and its subsidiary Peoples Bank.

On December 31, 2020, West Virginia Pipeline Acquisition Company , later renamed West Virginia Pipeline, Inc., entered into a $3.0 million sellers' note agreement with David and Daniel Bolton for the remaining purchase price of West Virginia Pipeline, Inc. For the purchase price allocation, the $3.0 million note had a fair value of $2.85 million. As part of the $6.35 million fair acquisition, the acquirer paid $3.5 million in cash in addition to the note. The unsecured five-year term note requires equal annual payments with a fixed interest rate of 3.25% on the $3.0 million sellers’ note, which equates to 5.35% on the carrying value of the note. As of September 30, 2021, the Company has made interest payments of $73,000 and expensed $22,500 in accreted interest. The Company made the first installment payment in December 2021.

Other than mentioned above, there were no new material related party transactions entered into during the fiscal year ended September 30, 2021.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Among other things, lessees are required to recognize the following for all leases (except for short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  It is the Company’s preference to acquire equipment needed for long-term use through purchase, by cash or finance.  For equipment needed on a short-term basis, the Company will enter into short-term rental agreements with the equipment provider where the agreement is cancellable at any time. The adoption of ASU 2016-02 had an immaterial impact on the Company’s consolidated financial statements.

The Company leases office space for SQP Construction Group for $1,500 per month. The lease, signed on March 25, 2021, is for a period of two years with five one-year renewals available immediately following the end of the base term. Rental terms for the option periods shall be negotiated and agree mutually between the parties and shall not exceed five percent increases to rent, if any. The lease is expensed monthly and not treated as a right-to-use asset as it does not have a material impact on the Company's consolidated financial statements.

The Company rents equipment for use on construction projects with rental agreements being week to week or month to month.  Rental expense can vary by fiscal year due to equipment requirements on construction projects and the availability of Company owned equipment.  Rental expense, which is included in cost of goods sold on the Consolidated Income Statement, was $3.6 million and $4.2 million for fiscal years ended September 30, 2021, and 2020, respectively.

19.	MAJOR CUSTOMERS

The tables below present customers that represent 10.0% or more of the Company’s revenue or accounts receivable net of retention as of or for the fiscal years ended September 30, 2021, and 2020:

Revenue	FY 2021	FY 2020
TransCanada Corporation	11.0%	24.7%
Marathon Petroleum	*	11.1%
All other	89.0%	64.2%
Total	100.0%	100.0%

* Less than 10.0% and included in “All other” if applicable

Accounts receivable net of retention	FY 2021	FY 2020
Kentucky American Water	16.3%	*
TransCanada Corporation	13.2%	18.4%
Marathon Petroleum	*	19.7%
Shimizu North American LLC	*	11.9%
All other	70.5%	50.0%
Total	100.0%	100.0%

* Less than 10.0% and included in “All other” if applicable

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

In 2021 and 2020, C. J. Hughes maintained a tax-qualified 401(k) retirement plan for union employees. Employees can contribute up to 15% of eligible wages, provided the compensation deferred for a plan year does not exceed the indexed dollar amount set by the Internal Revenue Service which was $19,500 for 2021 and 2020. C. J. Hughes matches $0.25 on each dollar contributed up to 6% of eligible wages.

C. J. Hughes contributed $25,798 and $13,300 to the union plan for fiscal years September 30, 2021 and 2020, respectively. Additionally, each plan year, C. J. Hughes may make a discretionary profit-sharing contribution for participants who are actively employed on the last day of the plan year. No discretionary profit-sharing contribution was made for the 2021 or 2020 plan year.

Effective January 1, 2010, Energy Services became the successor plan sponsor of the C. J. Hughes Construction Company, Inc. 401(k) Plan for non-union employees (the “Plan”). The Plan was renamed the Energy Services of America Staff Retirement Plan. Employees are eligible to participate in the Plan upon completion of six months of service but must wait until a quarterly entry to join the Plan. Employees may contribute eligible wages up to the maximum indexed dollar amount set by the Internal Revenue Service which was $19,500 for 2021 and 2020. Energy Services may make annual discretionary matching contributions and/or profit-sharing contributions to the Plan. The matching contribution formula for the Plan was 100% of each dollar contributed for the first 3% of eligible wages and 50% of each dollar contributed for the next 3% of eligible wages. The Company’s matching contribution is used by the Plan’s third-party administrator to purchase Energy Services of America stock from the open market. No restrictions on the match exist after it has been contributed. No profit-sharing contribution was made for the 2021 or 2020 plan year.

Energy Services and its wholly owned subsidiaries contributed $365,000 and $271,000, respectively, for the fiscal years ended September 30, 2021, and 2020 to the Plan. In fiscal year 2021, a one-time $651,000 Qualified Non-Elective Contribution (“QNEC”) was made to the Plan attributable to the 2021 Plan year to adjust Plan participant’s balances due to a third-party administrator’s actions.

The Company contributes to a number of multi-employers defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. The risks of participating in these multi-employer plans are different from single-employer plans in the following aspects:

●	Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
●	If the Company chooses to stop participating in some of its multi-employer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The following table presents our participation in these plans:

					Contibutions of
		Pension Protection Act ("PPA")			Energy Services of America
		Certified Zone Status (1)		FIP/RP Status	Companies				Expiration Date of
	EIN/Pension			Pending/				Surcharge	Collective Bargaining
Pension Fund	Plan Number	2020	2019	Implemented (2)	2021	2020	2019	Imposed	Agreement

Central States, Southeast and Southwest Areas Pension Fund	36-6044243/001	Red	Red	Implemented	$—	$—	$189,644	no	Various

Employer-Teamsters Local Nos. 175 and 505	55-6021850/001	Red	Red	Implemented	—	—	169,483	no	Various

Laborers National Pension Fund	75-1280827/001	Red	Red	Implemented	394,563	356,548	1,202,310	no	Various

National Automatic Sprinkler Industry Pension Fund	52-6054620/001	Red	Red	Implemented	121,133	124,863	131,141	no	Various

Iron Workers District Council of Southern Ohio &Vicinity Pension Trust	31-6038516/001	Yellow	Yellow	Implemented	160,367	86,998	122,683	no	Various

Carpenters Pension Fund of WV	55-6027998/001	Red	Red	Implemented	281,568	542,659	746,743	no	Various

Plumbers & Pipefitters National Pension Fund	52-6152779/001	Yellow	Yellow	Implemented	616,568	594,364	786,940	no	Various

Sheet Metal Workers' National Pension Fund	52-6112463/001	Yellow	Yellow	Implemented	538,286	169,018	125,982	no	Various

Sheet Metal Workers Local Pension Fund	34-6666753/001	Red	Red	Implemented	—	—	71,143	no	Various

Plumbers and Pipefitters Local 152 Pension Fund	55-6029095/001	Red	Red	Implemented	2,492	—	19,511	no	Various

All Other		Green	Green		2,783,713	1,480,139	4,941,831	no	Various

					$4,898,691	$3,354,588	$8,507,411
(1)	The most recent PPA zone status available in 2021 and 2020 is the the plan’s year-end during 2020 and 2019, respectively. The zone status is based on information that we received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the orange zone are less than 80 percent funded and have an Accumulated Funding Deficiency in the current year or projected into the next six years, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.
(2)	Indicates whether the plan has a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) which is either pending or has been implemented.

The Company currently does not have intentions of withdrawing from any of the multi-employer pension plans in which it participates.

On November 12, 2021, the Company received a withdrawal liability claim from a pension plan to which the Company made pension contributions for union construction employees performing covered work in a particular jurisdiction. The Company has not performed covered work in their jurisdiction since 2011; however, the Company disagrees with the withdrawal claim and believes it is covered by an exemption under federal law. The demand called for thirty-four quarterly installment payments of $41,000 starting December 15, 2021. The Company must comply with the demand under federal pension law; however, the Company firmly believes no withdrawal liability exists and plans to seek arbitration to resolve the matter. If successfully arbitrated, the Company expects to receive repayment of all installment payments made.

21.	CREDIT RISK

Financial instruments which potentially subject the Company to credit risk consist primarily of cash, cash equivalents and contract receivables. The Company places its cash with high quality financial institutions. At times, the balances in such institutions may exceed the FDIC insurance limit of $250,000 per depositor, per insured bank, for each account ownership category. FDIC insurance covers all deposit accounts, including checking accounts, savings accounts, money market deposit accounts, and certificates of deposit. As of September 30, 2021, the Company had $6.3 million of uninsured deposits.

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

Depending upon the size and conditions of a particular contract, the Company may be required to post letters of credit or other collateral in favor of the insurer. Posting of these letters or other collateral will reduce our borrowing capabilities. The Company does not anticipate any claims in the foreseeable future. At September 30, 2021, the Company had $30.1 million in performance bonds outstanding.

In fiscal year 2021, the Company received notification of forgiveness on the $9.8 million in PPP loans received in calendar year 2020. The Company must retain PPP loan documentation in its files for six years after the date of forgiveness. The Company believes it meets the SBA's certification requirement based on its limited access to capital, weakened business operations during the pandemic and small market value. The Company's shares of common stock do not trade on a national exchange. However, no assurance can be given as to the outcome if the SBA re-evaluates the Company's loan certification. The SBA could determine that the Company does not qualify in whole or in part for loan forgiveness. In addition, it is unknown what type of penalties could be assessed against the Company if the SBA disagrees with the Company's certification. The Company could be required to repay its PPP Loans. Any penalties in addition to the potential repayment of the PPP Loans could negatively impact the Company's business, financial condition and results of operations and prospects.

23. ACQUISITIONS

On December 31, 2020, West Virginia Pipeline Acquisition Company, later renamed West Virginia Pipeline, Inc., entered into a $3.0 million sellers’ note agreement with David and Daniel Bolton for the remaining purchase price of West Virginia Pipeline, Inc. For the purchase price allocation, the $3.0 million note had a fair value of $2.85 million. As part of the $6.35 million fair acquisition, the acquirer paid $3.5 million in cash in addition to the note. The unsecured five-year term note requires equal annual payments with a fixed interest rate of 3.25% on the $3.0 million sellers’ note, which equates to 5.35% on the carrying value of the note.

Previous owners, David Bolton and Daniel Bolton, have continued their roles as President and Vice President, respectively. The Company incurred approximately $150,000 in expenses related to the acquisition. West Virginia Pipeline earned revenues of $5.7 million for the fiscal year ended September 30, 2021.

On April 30, 2021, the Company’s Nitro subsidiary completed an asset purchase of Revolt Energy, Inc. (“Revolt Energy”), a solar installation company located in Nitro, WV for $150,000 in cash.  After the acquisition, Revolt Energy began to operate as a division within Nitro.  Revolt Energy earned revenues of $675,000 for the fiscal year ended September 30, 2021.

Based on management's preliminary valuation of tangible and intangible assets acquired and liabilities assumed, the West Virginia Pipeline and Revolt Energy acquisitions resulted in goodwill of $4.2 million and intangible assets of $400,000.   A subsequent independent, third-party fair value evaluation analysis of the purchase allocations resulted in the reclassification of $2.3 million from goodwill to intangible assets, primarily customer relationships. At September 30, 2021, goodwill and intangible assets were $1.8 million and $2.4 million, respectively.

The purchase price allocation of each acquisition is allocated in the tables below:

West Virginia Pipeline

Goodwill	$1,814,317
Equipment and vehicles	1,565,000
Building	220,243
Land	64,757
Customer relationships	2,209,724
Tradename	263,584
Non-competes	83,203
Cash received in acquisition	250,000
Debt assumed in acquisition	(120,828)
Purchase price	$6,350,000

Revolt Energy

Equipment and vehicles	$135,000
Non-compete agreement	100,000
Debt assumed in acquisition	(85,000)
Purchase price	$150,000

Topic 805 requires an acquirer that is a public entity to present the revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period if comparative financial statements are presented. Of the two acquisitions in fiscal year 2021, the Company only regards the West Virginia Pipeline acquisition as being material to its financial performance. The Company finds this information related to Revolt Energy impracticable to provide for the periods presented due to the lack of availability of meaningful financial statements that comply with U.S. Generally Accepted Accounting Principles.

Below is the unaudited consolidated pro forma statement of income for the Company had the West Virginia Pipeline acquisition occurred at the beginning of fiscal year ended September 30, 2020:

2020

Revenue	$125,320,477

Cost of revenues	109,636,178

Gross profit	15,684,299

Selling and administrative expenses	10,649,838
Income from operations	5,034,461

Other income (expense)
Interest income	53,830
Other nonoperating expense	(239,551)
Interest expense	(700,926)
Gain on sale of equipment	579,326
(307,321)

Income before income taxes	4,727,140

Income tax expense	1,453,939

Net income	3,273,201

Dividends on preferred stock	309,000

Net income available to common shareholders	$2,964,201

Weighted average shares outstanding-basic	13,804,835

Weighted average shares-diluted	17,238,168

Earnings per share available to common shareholders	$0.215

Earnings per share-diluted available to common shareholders	$0.172

West Virginia Pipeline’s past financial performance, experienced management and workforce and relationships with its customers made it an attractive acquisition for the Company.  Going back to 1963, West Virginia Pipeline has a long history of excellent work performance in southern West Virginia.  Their geographic region compliments Energy Services as the two companies rarely competed for work previously.  The generated by the acquisition is largely the result of the high return on capital generated by West Virginia Pipeline.  While West Virginia Pipeline will be managed separately from the Company’s other union operations, it is expected that relationships built by all the companies will help provide new opportunities within the organization.

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

24.  GOODWILL AND INTANGIBLE ASSETS

The Company follows the guidance of ASC 350-20-35-3 Intangibles-Goodwill and Other (Topic 350) which requires a company to record an impairment charge based on the excess of a reporting unit's carrying amount of goodwill over its fair value. Under the current guidance, companies can first choose to assess any impairment based on qualitative factors (Step 0). If a company fails this test or decides to bypass this step, it must proceed with a two-step quantitative assessment of goodwill impairment. The Company did not have a goodwill impairment at September 30, 2021.

A table of the Company's goodwill is below:

	Fiscal Year
	2021	2020

Beginning balance	—	—

Acquired	1,814,317	—

Impairment	—	—

Ending balance	$1,814,317	$—

A table of the Company’s intangible assets subject to amortization at September 30, 2021, is below:

	Remaining Life at			Amortization and
	September 30,	Original	Accumulated	Impairment FY	Net Book
Intangible assets:	2021	Cost	Amortization	2021	Value

West Virginia Pipeline
Customer Relationships	111 months	$2,209,724	$165,725	$165,725	$2,043,999
Tradename	111 months	263,584	19,772	19,772	243,812
Non-competes	51 months	83,203	31,202	31,202	52,001

Revolt Energy
Non-compete	31 months	100,000	13,889	13,889	86,111

Total intangible assets		$2,656,511	$230,588	$230,588	$2,425,923

The amortization on identifiable intangible assets for fiscal years ended September 30, 2021, and 2020 was $230,588 and $0, respectively.

Amortization expense associated with the identifiable intangible assets is expected to be as follows:

Fiscal year	Amortization Expense
2022	$322,272
2023	291,065
2024	266,771
2025	247,332
2026	247,332
After	1,051,151
Total	$2,425,923

25.  SUBSEQUENT EVENTS

On October 6, 2021, the Company’s transfer agent completed the previously mentioned Series A Preferred Stock redemption, which resulted in the issuance of 2,626,492 new shares of the Company’s common stock, the issuance of 317,500 common shares that were included in Series A Preferred Stock units, and cash redemption payments of $1.3 million. The Company’s total outstanding common shares after redemption was 16,247,898 as of October 6, 2021.

On November 9, 2021, the Company was awarded $5.8 million in a lawsuit related to construction services performed for a former customer (“Defendant”), none of which has been recognized in the Company’s financial statements.  The Defendant has filed motions to request a new trial or a renewed judgement as a matter of law, which has not been ruled upon. The Company anticipates that a final judgement order will be issued in the first calendar quarter of 2022. A party to a civil lawsuit usually has 30 days from the entry of judgment to file a notice of appeal.

On November 12, 2021, the Company received a withdrawal liability claim from a pension plan to which the Company made pension contributions for union construction employees performing covered work in a particular jurisdiction.  The Company has not performed covered work in their jurisdiction since 2011; however, the Company disagrees with the withdrawal claim and believes it is covered by an exemption under federal law. The demand called for thirty-four quarterly installment payments of $41,000 starting December 15, 2021.  The Company must comply with the demand under federal pension law ; however, the Company firmly believes no withdrawal liability exists and plans to seek arbitration to resolve the matter. If successfully arbitrated, the Company expects to receive repayment of all installment payments made.

Management has evaluated subsequent events through December 29, 2021, the date which the financial statements were available for issue.  There have been no material events noted during the period that would either impact the results reflected in the report or the Company’s results going forward.

26.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for fiscal years ended September 30, 2021 and 2020 are summarized below:

2021	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenue	$32,009,796	$25,605,412	$25,285,951	$39,564,667	$122,465,826
Operating (loss) income	(752,771)	(1,950,390)	(502,253)	2,312,792	(892,622)
Net (loss) income	(647,662)	(1,311,471)	9,313,240	1,743,148	9,097,255
Dividends on preferred stock	77,250	77,250	77,250	52,488	284,238
Net (loss) income available to common shareholders	$(724,912)	$(1,388,721)	$9,235,990	$1,690,660	$8,813,017

Weighted-basic shares outstanding	13,621,406	13,624,406	13,621,406	13,621,406	13,621,406
Weighted-diluted shares outstanding	13,621,406	13,624,406	17,089,722	16,791,641	16,988,424

(Loss) earnings per share available to common shareholders	$(0.053)	$(0.102)	$0.678	$0.124	$0.647

(Loss) earnings per share-diluted available to common shareholders	$(0.053)	$(0.102)	$0.540	$0.101	$0.519

2020	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenue	$25,843,307	$18,072,400	$30,762,725	$44,516,008	$119,194,440
Operating (loss) income	(239,030)	(2,275,040)	294,036	5,889,687	3,669,653
Net (loss) income	(74,114)	(1,694,611)	(17,955)	4,219,697	2,433,017
Dividends on preferred stock	77,250	77,250	77,250	77,250	309,000
Net (loss) income available to common shareholders	$(151,364)	$(1,771,861)	$(95,205)	$4,142,447	$2,124,017

Weighted-basic shares outstanding	13,911,610	13,783,546	13,627,293	13,621,406	13,804,835
Weighted-diluted shares outstanding	13,911,610	13,783,546	13,627,293	17,054,739	17,238,168

(Loss) earnings per share available to common shareholders	$(0.011)	$(0.129)	$(0.007)	$0.304	$0.154

(Loss) earnings per share-diluted available to common shareholders	$(0.011)	$(0.129)	$(0.007)	$0.243	$0.123

Quarterly revenue data for fiscal years ended September 30, 2021 and 2020 are summarized below:

2021	First Quarter	Pct. Of Total	Second Quarter	Pct. Of Total	Third Quarter	Pct. Of Total	Fourth Quarter	Pct. Of Total	Total	Pct. Of Total

Gas and Water Distribution	$7,131,639	22.3%	$8,605,138	33.6%	$11,780,986	46.6%	$12,922,432	32.7%	$40,440,195	33.0%
Gas and Petroleum Transmission	8,692,592	27.2%	3,683,012	14.4%	1,967,647	7.8%	7,790,232	19.7%	22,133,483	18.1%
Electrical, Mechanical, and General	16,185,565	50.6%	13,317,262	52.0%	11,537,318	45.6%	18,852,003	47.6%	59,892,148	48.9%
	$32,009,796	100.0%	$25,605,412	100.0%	$25,285,951	100.0%	$39,564,667	100.0%	$122,465,826	100.0%

2020	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Total	Pct. Of Total

Gas and Water Distribution	$7,847,793	30.4%	$4,391,358	24.3%	$4,867,185	15.8%	$7,381,923	16.6%	$24,488,259	20.5%
Gas and Petroleum Transmission	5,083,071	19.7%	3,160,749	17.5%	12,936,299	42.1%	21,864,088	49.1%	43,044,207	36.1%
Electrical, Mechanical, and General	12,912,443	50.0%	10,520,293	58.2%	12,959,241	42.1%	15,269,997	34.3%	51,661,974	43.3%
	$25,843,307	100.0%	$18,072,400	100.0%	$30,762,725	100.0%	$44,516,008	100.0%	$119,194,440	100.0%

Change	First Quarter	Pct. Change	Second Quarter	Pct. Change	Third Quarter	Pct. Change	Fourth Quarter	Pct. Change	Total	Pct. Change

Gas and Water Distribution	$(716,154)	(9.1)%	$4,213,780	96.0%	$6,913,801	142.0%	$5,540,509	75.1%	$15,951,936	65.1%
Gas and Petroleum Transmission	3,609,521	71.0%	522,263	16.5%	(10,968,652)	(84.8)%	(14,073,856)	(64.4)%	(20,910,724)	(48.6)%
Electrical, Mechanical, and General	3,273,122	25.3%	2,796,969	26.6%	(1,421,923)	(11.0)%	3,582,006	23.5%	8,230,174	15.9%
	$6,166,489	23.9%	$7,533,012	41.7%	$(5,476,774)	(17.8)%	$(4,951,341)	(11.1)%	$3,271,386	2.7%

27.   CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

ENERGY SERVICES OF AMERICA CORPORATION (Parent Only)

BALANCE SHEETS

As of September 30, 2021 and 2020

Assets	2021	2020

Current assets
Cash and cash equivalents	$1,703,803	$177,485
Other receivables	536,326	(307)
Prepaid expenses and other	3,082,577	3,145,446
Total current assets	5,322,706	3,322,624

Property, plant and equipment, at cost	265,200	265,200
less accumulated depreciation	(243,491)	(236,690)
	21,709	28,510

Deferred tax asset	2,575,843	139,307
Investment in subsidiaries	44,260,423	34,090,094
Total assets	$52,180,681	$37,580,535

Liabilities and shareholders' equity
Current liabilities
Current maturities of long-term debt	$1,455,595	$1,728,120
Lines of credit and short term borrowings	5,040,250	509,843
Accounts payable	138,091	23,771
Accrued expenses and other current liabilities	242,005	—
Total current liabilities	6,875,941	2,261,734

Due to subsidiaries	7,720,087	8,061,618
Long-term debt, less current maturities	2,947,607	1,433,154
Total liabilities	17,543,635	11,756,506

Shareholders' equity

Preferred stock, $.0001 par value Authorized 1,000,000 shares, 206 issued at September 30, 2021 and 2020	—	—

Common stock, $.0001 par value Authorized 50,000,000 shares 14,839,836 issued and 13,621,406 outstanding at September 30, 2021 and 2020	1,484	1,484

Treasury stock, 1,218,430 shares at September 30, 2021, and 2020	(122)	(122)

Additional paid in capital	60,670,699	60,670,699
Retained deficit	(26,035,015)	(34,848,032)
Total shareholders' equity	34,637,046	25,824,029
Total liabilities and shareholders' equity	$52,180,681	$37,580,535

ENERGY SERVICES OF AMERICA CORPORATION (Parent Only)

STATEMENTS OF INCOME

For the years ended September 30, 2021 and 2020

	2021	2020

Selling and administrative expenses	$1,875,879	$1,502,575

Net loss from operations before taxes	(1,875,879)	(1,502,575)

Other nonoperating income expense	103,211	(189)
PPP loan forgiveness	40,000	—
Interest income	286,533	53,249
Interest expense	(222,675)	(341,312)
Interest allocation to subsidiaries	209,162	323,258

Net loss before tax	(1,459,648)	(1,467,569)

Income tax benefit	(386,574)	(341,054)

Net loss from parent	(1,073,074)	(1,126,515)

Equity in undistributed income
income of subsidiaries	10,170,329	3,559,532

Net income	9,097,255	2,433,017

Dividends on preferred stock	(284,238)	(309,000)

Net income available to common shareholders	$8,813,017	$2,124,017

Weighted average shares outstanding- basic	13,621,406	13,804,835

Weighted average shares-diluted	16,988,424	17,238,168

Net earnings per share-basic available to common shareholders	$0.647	$0.154

Net earnings per share-diluted available to common shareholders	$0.519	$0.123

ENERGY SERVICES OF AMERICA CORPORATION (Parent Only)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended September 30, 2021 and 2020

	2021	2020
Cash flows form operating activities:
Net income	$9,097,255	$2,433,017

Adjustments to reconcile net income to net cash (used in) provided by operating activities
Provision for deferred taxes	(411,574)	78,786
Depreciation expense	6,801	6,062
Equity in undistributed income of subsidiaries	(10,170,329)	(3,559,532)
Paycheck Protection Program loan forgiveness	(40,000)	—
Advances (to) from subsidiaries	2,658,469	16,404,900
Changes in:
Decrease (increase) in prepaid expenses	62,869	(733,098)
Increase in other receivable	(536,633)	—
Increase (decrease) in accounts payable	114,320	(45,150)
Decrease in accrued expenses and other current liabilities	(1,782,957)	(98,843)
Net cash (used in) provided by operating activities	(1,001,779)	14,486,142

Cash flows from investing activities:
Investment in property & equipment	—	(16,798)
Net cash used in investing activities	—	(16,798)

Cash flows from financing activities:
Borrowings on lines of credit and short-term debt, net of (repayments)	4,530,407	(3,515,867)
Principal payments on long term debt	(1,718,072)	(9,628,578)
Dividends on common stock	—	(696,117)
Preferred dividends paid	(284,238)	(309,000)
Treasury stock purchased by company	—	(268,228)
Proceeds from long term debt	—	66,100
Net cash provided by (used in) financing activities	2,528,097	(14,351,690)

Increase in cash and cash equivalents	1,526,318	117,654
Cash beginning of period	177,485	59,831
Cash end of period	$1,703,803	$177,485

Supplemental schedule of noncash investing and financing activities:
Insurance premiums financed	$3,213,402	$3,063,543
Accrued dividends on preferred stock	$52,488	$77,250

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$222,675	$486,246
Income taxes	$251,996	$785,630