Form 10-Q
period 2021-12-31
Energy Services of America CORP
filed 2022-02-11
CIK 1357971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2021.

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

As of February 10, 2022, there were 16,247,898 outstanding shares of the Registrant’s Common Stock.

Part 1. Financial Information

Item 1. Financial Statements (Unaudited):

Energy Services of America Corporation

Consolidated Balance Sheets

	December 31,	September 30,
	2021	2021
Assets
Current assets
Cash and cash equivalents	$11,133,146	$8,226,739
Accounts receivable-trade	25,358,268	21,092,517
Allowance for doubtful accounts	(70,310)	(70,310)
Retainages receivable	1,469,111	917,526
Other receivables	48,557	543,328
Contract assets	5,914,651	8,730,402
Prepaid expenses and other	2,790,154	3,541,000
Total current assets	46,643,577	42,981,202

Property, plant and equipment, at cost	60,831,236	61,145,705
less accumulated depreciation	(38,126,831)	(38,195,686)
Total fixed assets	22,704,405	22,950,019

Intangible assets, net	2,306,466	2,425,923
Goodwill	1,814,317	1,814,317

Total assets	$73,468,765	$70,171,461

Liabilities and shareholders’ equity
Current liabilities
Current maturities of long-term debt	$3,181,197	$3,401,574
Lines of credit and short term borrowings	4,500,000	5,040,250
Accounts payable	7,343,618	7,285,392
Accrued expenses and other current liabilities	5,568,259	5,599,702
Contract liabilities	7,529,065	3,153,290
Total current liabilities	28,122,139	24,480,208

Long-term debt, less current maturities	8,273,406	9,020,774
Deferred tax liability	2,475,456	2,033,433
Total liabilities	38,871,001	35,534,415

Shareholders’ equity

Preferred stock, $.0001 par value Authorized 1,000,000 shares, none issued at December 31, 2021 and 206 issued at September 30, 2021	—	—

Common stock, $.0001 par value Authorized 50,000,000 shares, 17,466,328 issued and 16,247,898 outstanding at December 31, 2021 and 14,839,836 issued and 13,621,406 outstanding at September 30, 2021	1,747	1,484

Treasury stock, 1,218,430 shares at December 31, 2021 and September 30, 2021	(122)	(122)

Additional paid in capital	59,460,174	60,670,699
Retained deficit	(24,864,035)	(26,035,015)

Total shareholders’ equity	34,597,764	34,637,046

Total liabilities and shareholders’ equity	$73,468,765	$70,171,461

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Income

Unaudited

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2021	2020
Revenue	$42,659,125	$32,009,796

Cost of revenues	37,350,752	29,166,737

Gross profit	5,308,373	2,843,059

Selling and administrative expenses	3,632,595	3,595,830
Income (loss) from operations	1,675,778	(752,771)

Other income (expense)
Interest income	576	151,765
Other nonoperating expense	(153,428)	(52,623)
Interest expense	(197,559)	(76,517)
Gain on sale of equipment	339,896	13,042
	(10,515)	35,667

Income (loss) before income taxes	1,665,263	(717,104)

Income tax expense (benefit)	494,283	(69,442)

Net income (loss)	1,170,980	(647,662)

Dividends on preferred stock	-	77,250

Net income (loss) available to common shareholders	$1,170,980	$(724,912)

Weighted average shares outstanding-basic	16,247,898	13,621,406

Weighted average shares-diluted	16,247,898	13,621,406

Earnings (loss) per share available to common shareholders	$0.072	$(0.053)

Earnings (loss) per share-diluted available to common shareholders	$0.072	$(0.053)

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Cash Flows

Unaudited

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$1,170,980	$(647,662)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation expense	1,304,496	1,083,853
Gain on sale of equipment	(339,896)	(13,042)
Provision for deferred taxes	(367,010)	29,762
Amortization of intangible assets	119,456	—
(Increase) decrease in contracts receivable	(4,265,751)	1,150,219
(Increase) decrease in retainage receivable	(551,585)	825,296
Decrease in other receivables	494,771	2,781
Decrease in contract assets	2,815,751	2,127,264
Decrease in prepaid expenses	750,846	575,754
Increase in accounts payable	58,226	561,337
Increase (decrease) in accrued expenses	837,579	(977,375)
Increase (decrease) in contract liabilities	4,375,775	(1,130,515)
Net cash provided by operating activities	6,403,638	3,587,672

Cash flows from investing activities:
Acquisition of West Virginia Pipeline, net of cash received of $250,000	—	(3,250,000)
Investment in property and equipment	(942,703)	(1,467,091)
Proceeds from sales of property and equipment	463,862	13,500
Net cash used in investing activities	(478,841)	(4,703,591)

Cash flows from financing activities:
Par value of common stock issued from preferred stock conversion	—	—
Preferred stock redemption	(1,262,750)	—
Preferred dividends paid	—	(154,500)
Borrowings on lines of credit and short term debt, net of (repayments)	(540,250)	2,990,157
Principal payments on long term debt	(1,215,390)	(590,813)
Net cash (used in) provided by financing activities	(3,018,390)	2,244,844

Increase in cash and cash equivalents	2,906,407	1,128,925
Cash and cash equivalents beginning of period	8,226,739	11,216,820
Cash and cash equivalents end of period	$11,133,146	$12,345,745

Supplemental schedule of noncash investing and financing activities:
Purchases of property & equipment under financing agreements	$240,145	$349,139
Note payable to finance West Virginia Pipeline acquisition	$—	$3,000,000
Debt assumed in acquisitions	$—	$120,829
Par value of common stock issued from preferred stock conversion	$263	$—

Supplemental disclosures of cash flows information:

Cash paid during the year for:
Interest	$186,580	$76,517

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Changes in Shareholders’ Equity

For the three months ended December 31, 2021, and 2020

						Total
	Common Stock		Additional Paid	Retained	Treasury	Shareholders’
	Shares	Amount	in Capital	Deficit	Stock	Equity
Balance at September 30, 2020	13,621,406	$1,484	$60,670,699	$(34,848,032)	$(122)	$25,824,029

Net loss	—	—	—	(647,662)	—	(647,662)

Accrued preferred dividends	—	—	—	(77,250)	—	(77,250)

Balance at December 31, 2020	13,621,406	$1,484	$60,670,699	$(35,572,944)	$(122)	$25,099,117

Balance at September 30, 2021	13,621,406	$1,484	$60,670,699	$(26,035,015)	$(122)	$34,637,046

Net income	—	—	—	1,170,980	—	1,170,980

Preferred share repemption, net of accrued dividends at September 30, 2021	—	—	(1,210,525)	—	—	(1,210,525)

Preferred share conversion	2,626,492	263	—	—	—	263

Balance at December 31, 2021	16,247,898	$1,747	$59,460,174	$(24,864,035)	$(122)	$34,597,764

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

West Virginia Pipeline, Inc. (“West Virginia Pipeline”), a wholly owned subsidiary of Energy Services, operates as a gas and water distribution contractor primarily in southern West Virginia. SQP Construction Group, Inc. (“SQP”), a wholly owned subsidiary of Energy Services, operates as a general contractor primarily in West Virginia. SQP engages in the construction and renovation of buildings and other civil construction projects for state and local government agencies and commercial customers. As a general contractor, SQP manages the overall construction project and subcontracts most of the work. The employees of West Virginia Pipeline and SQP are non-union and are managed independently from the Company’s union subsidiaries.

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto for the years ended September 30, 2021, and 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on December 29, 2021. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to the interim financial reporting rules and regulations of the SEC. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three months ended December 31, 2021, and 2020 are not necessarily indicative of the results to be expected for the full year or any other interim period.

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

Use of Estimates and Assumptions

The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and loss during the reporting period.  Actual results could differ materially from those estimates.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Please refer to Note 2 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended September 30, 2021, for a more detailed discussion of our significant accounting policies. There were no material changes to these critical accounting policies during the three months ended December 31, 2021.

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

The foregoing factors, as well as the stage of completion of contracts in process and the mix of contracts at different margins may cause fluctuations in gross profit from period to period. Significant changes in cost estimates, particularly in our larger, more complex projects, could have a significant effect on our profitability.

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

Our contract liabilities consist of provisions for losses and billings in excess of costs and estimated earnings. Provisions for losses, if incurred, are recognized in the consolidated statements of income at the uncompleted performance obligation level for the amount of total estimated losses in the period that evidence indicates that the estimated total cost of a performance obligation exceeds its estimated total revenue. Billings in excess of costs and estimated earnings are billings to customers on contracts in advance of work performed, including advance payments negotiated as a contract condition. Generally, unearned project-related costs will be earned over the next twelve months.

4.  DISAGGREGATION OF REVENUE

The Company disaggregates revenue based on our operating groups and contract types as it is the format that is regularly reviewed by management. Our reportable operating groups are Gas & Water Distribution, Gas & Petroleum Transmission, Electrical, Mechanical, & General services and construction. The operating groups for the three months ended December 31, 2020, have been revised to reflect the current presentation. Our contract types are: Lump Sum, Unit Price, Cost Plus and Time and Materials (“T&M”).  The following tables present our disaggregated revenue for the three months ended December 31, 2021, and 2020:

	Three Months Ended December 31, 2021
			Electrical,
	Gas & Water	Gas & Petroleum	Mechanical, and	Total revenue
	Distribution	Transmission	General	from contracts
Lump sum contracts	$—	$—	$10,939,201	$10,939,201
Unit price contracts	11,962,034	11,238,517	—	23,200,551
Cost plus and T&M contracts	—	—	8,519,373	8,519,373
Total revenue from contracts	$11,962,034	$11,238,517	$19,458,574	$42,659,125

Earned over time	$7,919,922	$11,238,517	$18,819,986	$37,978,425
Earned at point in time	4,042,112	—	638,588	4,680,700
Total revenue from contracts	$11,962,034	$11,238,517	$19,458,574	$42,659,125

	Three Months Ended December 31, 2020
			Electrical,
	Gas &Water	Gas & Petroleum	Mechanical, and	Total revenue
	Distribution	Transmission	General	from contracts
Lump sum contracts	$—	$—	$11,666,631	$11,666,631
Unit price contracts	7,131,639	8,402,592	—	15,534,231
Cost plus and T&M contracts	—	290,000	4,518,934	4,808,934
Total revenue from contracts	$7,131,639	$8,692,592	$16,185,565	$32,009,796

Earned over time	$3,707,181	$8,402,592	$16,013,755	$28,123,528
Earned at point in time	3,424,458	290,000	171,810	3,886,268
Total revenue from contracts	$7,131,639	$8,692,592	$16,185,565	$32,009,796

5.  CONTRACT BALANCES

The Company’s accounts receivable consists of amounts that have been billed to customers. Collateral is generally not required. The Company’s contracts have billing terms including daily, weekly, monthly, and at project completion depending on the customer and contract agreement. Payment terms are generally within 30 to 45 days after invoices have been issued. The timing of billings to customers may generate contract assets or contract liabilities.

During the three months ended December 31, 2021, we recognized revenue of $1.9 million that was included in the contract liability balance at September 30, 2021.

Accounts receivable-trade, net of allowance for doubtful accounts, retentions receivable, contract assets and contract liabilities consisted of the following:

	September 30, 2021	December 31, 2021	Change

Accounts receivable-trade, net of allowance for doubtful accounts	$21,022,207	$25,287,958	$4,265,751

Contract assets
Cost and estimated earnings in excess of billings	$8,730,402	$5,914,651	$(2,815,751)

Contract liabilities
Billings in excess of cost and estimated earnings	$3,153,290	$7,529,065	$4,375,775

6.  PERFORMANCE OBLIGATIONS

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

During the three months ended December 31, 2021, there was no revenue recognized as a result of changes in contract transaction price related to performance obligations that were satisfied prior to September 30, 2021. Changes in contract transaction price can result from such items as changes in projected profit, executed or estimated change orders, and unresolved contract modifications and claims.

The Company does not sell warranties for its construction services. At December 31, 2021, the Company had $40.5 million in remaining unsatisfied performance obligations, in which revenue is expected to be recognized in less than twelve months.

7.  UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts as of December 31, 2021, and September 30, 2021, are summarized as follows:

	December 31, 2021	September 30, 2021
Costs incurred on contracts in progress	$71,979,534	$64,903,618
Estimated earnings, net of estimated losses	14,076,321	13,280,334
	86,055,855	78,183,952
Less billings to date	87,670,269	72,606,840
	$(1,614,414)	$5,577,112
Costs and estimated earnings in excess of billed on uncompleted contracts
	$5,914,651	$8,730,402

Less billings in excess of costs and estimated earnings on uncompleted contracts	7,529,065	3,153,290
	$(1,614,414)	$5,577,112

Backlog at December 31, 2021, and September 30, 2021, was $101.6 million and $72.2 million, respectively.

8.  FAIR VALUE MEASUREMENTS

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed-rate debt to unrelated parties was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates for bank loans with similar terms and maturities. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $8.7 million at December 31, 2021, was $8.8 million. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $10.0 million at September 30, 2021, was $9.9 million.

All receivables and payables are carried at net realizable value which approximates fair value because of their short duration to maturity.

9.  EARNINGS (LOSS) PER SHARE

The amounts used to compute the earnings (loss) per share for the three months ended December 31, 2021, and 2020 are summarized below.

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2021	2020
Net income (loss)	$1,170,980	$(647,662)

Dividends on preferred stock	—	77,250

Income (loss) available to common shareholders	$1,170,980	$(724,912)

Weighted average shares outstanding-basic	16,247,898	13,621,406

Weighted average shares outstanding-diluted	16,247,898	13,621,406

Earnings (loss) per share available to common shareholders	$0.072	$(0.053)

Earnings (loss) per share available to common shareholders-diluted	$0.072	$(0.053)

10.  INCOME TAXES

The components of income taxes are as follows:

	Three Months Ended
	December 31, 2021	December 31, 2020
Federal
Current	$671,808	$(77,380)
Deferred	(286,268)	23,214
Total	385,540	(54,166)

State
Current	189,485	(21,824)
Deferred	(80,742)	6,548
Total	108,743	(15,276)

Total income tax (benefit) expense	$494,283	$(69,442)

The effective income tax rate for the three months ended December 31, 2021, was 29.7%, as compared to 9.7% for the same period in 2020. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income and non-deductible expenses.

Per diem paid to employees on construction projects and entertainment expenses are only partially deductible from taxable income and can have a significant impact on the effective tax rate. For the three months ended December 31, 2021, the non-deductible portion of per diem and entertainment expenses resulted in an approximate $129,000 increase in taxable income as compared to $76,000 for the same period in 2020.

The income tax effects of temporary differences giving rise to the deferred tax assets and liabilities are as follows:

	December 31,	September 30,
	2021	2021
Deferred tax liabilities
Property and equipment	$4,005,237	$4,883,398
Other	—	37,582
Total deferred tax liabilities	$4,005,237	$4,920,980

Deferred income tax assets
Other	$314,633	$358,400
Net operating loss carryforward	1,215,148	2,529,147
Total deferred tax assets	$1,529,781	$2,887,547

Total net deferred tax liabilities	$2,475,456	$2,033,433

The Company and all subsidiaries file a consolidated federal and various state income tax returns on a fiscal year basis. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations for years ended prior to September 30, 2018.

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

11.  SHORT-TERM AND LONG-TERM DEBT

Short-term debt consists of the following:

On August 3, 2021, the Company received a one-year extension on its line of credit (“Operating Line of credit (2021)”) effective June 28, 2021. The $15.0 million revolving line of credit has a $12.5 million component and a $2.5 million component, each with separate borrowing requirements. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%. Based on the borrowing base calculation, the Company was able to borrow up to $12.5 million as of December 31, 2021. The Company had $4.5 million in borrowings on the line of credit, leaving $8.0 million available on the line of credit as of December 31, 2021. The interest rate at December 31, 2021, was 4.99%. Based on the borrowing base calculation, the Company was able to borrow up to $12.2 million as of September 30, 2021. The Company had $4.5 million in borrowings on the line of credit, leaving $7.7 million available on the line of credit as of September 30, 2021. The interest rate at September 30, 2021, was 4.99%.

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

The Company believes it was in compliance with all covenants for the $12.5 million component of Operating Line of Credit (2021) at December 31, 2021.

The Company also finances insurance policy premiums on a short-term basis through a financing company. These insurance policies include workers’ compensation, general liability, automobile, umbrella, and equipment policies. The Company makes a down payment in January and finances the remaining premium amount over ten monthly payments. In January 2021, the Company financed $3.2 million in insurance premiums. At December 31, 2021, there was no outstanding balance for insurance premiums financed.

A summary of short-term and long-term debt as of December 31, 2021, and September 30, 2021, is as follows:

	December 31,	September 30,
	2021	2021
Line of credit payable to bank, monthly interest at 4.99%, final payment due by June 28, 2022, guaranteed by certain directors of the Company.	$4,500,000	$4,500,000

Term note payable to United Bank, WV Pipeline acquisition, due in monthly installments of $64,853 interest at 4.25%, final payment due by March 25, 2026, secured by receivables and equipment, guaranteed by certain directors of the Company.	3,022,896	3,183,549

Notes payable to finance companies, due in monthly installments totaling $68,079 at December 31, 2021 and $70,062 at September 30, 2021, including interest ranging from 0.00% to 6.03%, final payments due January 2022 through August 2026, secured by equipment.	1,080,656	1,066,580

Note payable to finance company for insurance premiums financed, due in monthly installments totaling $272,000, including interest rate at 2.70%, final payment made November 2021.	—	540,250

Notes payable to bank, due in monthly installments totaling $7,799, including interest at 4.82%, final payment due November 2034 secured by building and property.	906,337	919,017

Notes payable to bank, due in monthly installments totaling $11,602, including interest at 4.25%, final payment due November 2025 secured by building and property, guaranteed by certain directors of the Company.	501,569	530,750

Notes payable to bank, due in monthly installments totaling $98,865, including interest at 4.99%, final payment due September 2022 secured by equipment, guaranteed by certain directors of the Company.	585,645	872,452

Notes payable to David Bolton and Daniel Bolton, due in annual installments totaling $500,000, including interest at 3.25%, final payment due December 31, 2026, unsecured	2,357,500	2,850,000

Notes payable to bank, monthly interest payments at 4.25% of outstanding balance between August 2021 and January 2022. Note payments due in monthly installments totaling $68,073, including interest at 4.25%, beginning February 2022 with final payment due January 2026, secured by equipment, guaranteed by certain directors of the Company.	3,000,000	3,000,000

Total debt	15,954,603	17,462,598

Less current maturities	7,681,197	8,441,824

Total long term debt	$8,273,406	$9,020,774

12. ACQUISITIONS

On December 31, 2020, Energy Services completed an asset purchase of West Virginia Pipeline, which became a wholly owned subsidiary of Energy Services that operates as a gas and water distribution contractor primarily in southern West Virginia. Energy Services paid $3.5 million in cash and acquired a $3.0 million seller note with a term of five years with an interest rate of 3.25%. The

Company incurred approximately $150,000 in expenses related to the acquisition. West Virginia Pipeline earned revenues of $2.3 million for the three months ended December 31, 2021.

On April 30, 2021, the Company’s Nitro subsidiary completed an asset purchase of Revolt Energy, Inc. (“Revolt Energy”), a solar installation company located in Nitro, WV for $150,000 in cash. After the acquisition, Revolt Energy began to operate as a division within Nitro. Revolt Energy earned revenues of $257,000 for the three months ended December 31, 2021.

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

West Virginia Pipeline’s past financial performance, experienced management and workforce and relationships with its customers made it an attractive acquisition for the Company. Going back to 1963, West Virginia Pipeline has a long history of excellent work performance in southern West Virginia. Their geographic region compliments Energy Services as the two companies rarely competed for work previously. The goodwill generated by the acquisition is largely the result of the high return on capital generated by West Virginia Pipeline. While West Virginia Pipeline is managed separately from the Company’s other union operations, it is expected that relationships built by all the companies will help provide new opportunities within the organization.

Revolt Energy’s reputation as a leading solar installation company in southern West Virginia made it an attractive acquisition and assisted Nitro’s entry into the growing solar installation industry. Prior to the acquisition, Revolt installed the solar panels and subcontracted the electrical work. The acquisition will now allow Nitro to self-perform the complete solar installation process. Nitro’s and Revolt’s common union affiliations align to give Nitro flexibility on both solar installations and commercial electrical work.

13. GOODWILL AND INTANGIBLE ASSETS

The Company follows the guidance of ASC 350-20-35-3 Intangibles-Goodwill and Other (Topic 350) which requires a company to record an impairment charge based on the excess of a reporting unit’s carrying amount of goodwill over its fair value. Under the current guidance, companies can first choose to assess any impairment based on qualitative factors (Step 0). If a company fails this test or decides to bypass this step, it must proceed with a two-step quantitative assessment of goodwill impairment. The Company did not have a goodwill impairment at December 31, 2021.

A table of the Company’s goodwill is below:

	September 30,	December 31,
	2021	2021
Beginning balance	$—	$1,814,317
Acquired	1,814,317	—
Impairment	—	—
Ending balance	$1,814,317	$1,814,317

A table of the Company’s intangible assets subject to amortization at December 31, 2021, is below:

			Accumulated				Amortization and
	Remaining Life at		Amortization at	Accumulated	Amortization and	Amortization and	Impairment Three
	December 31,		December 31,	Impairment at	Impairment at	Impairment of	Months Ended	Net Book
Intangible assets:	2021	Original Cost	2021	December 31, 2021	December 31, 2021	September 30, 2021	December 31,	Value
West Virginia Pipeline
Customer Relationships	108 months	$2,209,724	$220,967	$—	$220,967	$165,725	$55,242	$1,988,757
Tradename	108 months	263,584	26,363	—	26,363	19,772	6,591	237,221
Non-competes	12 months	83,203	41,603	—	41,603	31,202	10,401	41,600
Revolt Energy
Employment agreement/non-compete	28 months	100,000	18,056	43,056	61,112	13,889	47,223	38,888
Total intangible assets		$2,656,511	$306,989	$43,056	$350,045	$230,588	$119,457	$2,306,466

The amortization and impairment on identifiable intangible assets for the three months ended December 31, 2021, and 2020 was $119,000 and $0, respectively. The $43,000 intangible impairment charge for the three months ended December 31, 2021, was the result of a mutual parting of ways with a former employee.

Amortization expense associated with the identifiable intangible assets is expected to be as follows:

Amortization Expense
January 1-December 31, 2022	$305,600
January 1-December 31, 2023	264,000
January 1-December 31, 2024	252,884
January 1-December 31, 2025	247,332
January 1-December 31, 2026	247,332
After	989,318
Total	$2,306,466

14. LEASES

The Company leases office space for SQP Construction Group for $1,500 per month. The lease, signed on March 25, 2021, is for a period of two years with five one-year renewals available immediately following the end of the base term. Rental terms for the option periods shall be negotiated and agreed mutually between the parties and shall not exceed five percent increases to rent, if any. The lease is expensed monthly and not treated as a right-to-use asset as it does not have a material impact on the Company’s consolidated financial statements.

During the three months ended December 31, 2021, the Company entered into two lease agreements of construction equipment for a combined $160,000. The leases have a term of twenty-two months with an interest rate of 0%, combined monthly installment payments of $6,645 and are cancellable at any time without penalty. The Company has the right to purchase the equipment at the expiration of the leases by applying the two-month deposit paid. The Company treated the transactions as capital leases.

The Company rents equipment for use on construction projects with rental agreements being week to week or month to month. Rental expense can vary by fiscal year due to equipment requirements on construction projects and the availability of Company owned equipment. Rental expense, which is included in cost of goods sold on the Consolidated Income Statement, was $1.9 million and $1.0 million for the three months ended December 31, 2021, and 2020, respectively.

15. PAYCHECK PROTECTION PROGRAM LOANS

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

In fiscal year 2021, the Company received notice that the SBA had granted forgiveness and repaid $9.8 million of the PPP borrowings to the Lender. Borrowers must retain PPP documentation for at least 6 years after the date the loan is forgiven or paid in full, and the SBA and SBA Inspector General must be granted these files upon request. The SBA could still revisit its forgiveness decision and determine that the Company does not qualify in whole or in part for loan forgiveness and demand repayment of the loans. In addition, it is unknown what type of penalties could be assessed against the Company if the SBA disagrees with the Company’s certification. Any penalties in addition to the potential return of the PPP Loan could negatively impact the Company’s business, financial condition and results of operations and prospects.

16. SUBSEQUENT EVENTS

On January 27, 2022, the Company announced that it submitted an application to list its common stock on the Nasdaq Capital Market. The Company believes that it meets or will meet the financial, liquidity, and corporate governance requirements for listing on the Nasdaq Capital Market; however, any move to Nasdaq is contingent upon fulfilling those requirements and Nasdaq approval.

Management has evaluated subsequent events through the date which the financial statements were available for issue. There have been no other material events during the period, other than noted above, that would either impact the results reflected in the report or the Company’s results going forward.

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

Clearon Corporation

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

COVID-19 Response

In March 2020, the World Health Organization recognized the novel strain of coronavirus, COVID-19, as a pandemic. This coronavirus and related variants have significantly impacted both the world and U.S. economies. In response the governments of many cities, counties, states, and other geographic regions have taken preventative or protective actions. In the geographic regions in which the Company operates, state ordered business closures and masking policies have been lifted during 2021; however, some businesses may implement their own policies related to masks and vaccination.  While a federal vaccine mandate enforceable by OSHA has been overturned, certain customers, or potential customers, may require all construction employees working on a project to be vaccinated.

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

During the three months ended December 31, 2021, the Company had employees test positive for or were exposed to COVID-19; however, it did not have a material effect on the Company’s financial statements. Most of the Company’s existing customers had resumed projects that were affected by the March 2020 shutdowns. Given the uncertainty regarding the spread of this coronavirus and variants, the related financial impact on the Company’s results of operations, financial position, and liquidity or capital resources cannot be reasonably estimated at this time.

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

Three Months Ended December 31, 2021, and 2020 Overview

The following is an overview of results from operations for the three months ended December 31, 2021, and 2020:

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2021	2020
Revenue	$42,659,125	$32,009,796

Cost of revenues	37,350,752	29,166,737

Gross profit	5,308,373	2,843,059

Selling and administrative expenses	3,632,595	3,595,830
Income (loss) from operations	1,675,778	(752,771)

Other income (expense)
Interest income	576	151,765
Other nonoperating expense	(153,428)	(52,623)
Interest expense	(197,559)	(76,517)
Gain on sale of equipment	339,896	13,042
	(10,515)	35,667

Income (loss) before income taxes	1,665,263	(717,104)

Income tax expense (benefit)	494,283	(69,442)

Net income (loss)	1,170,980	(647,662)

Dividends on preferred stock	—	77,250

Net income (loss) available to common shareholders	$1,170,980	$(724,912)

Weighted average shares outstanding-basic	16,247,898	13,621,406

Weighted average shares-diluted	16,247,898	13,621,406

Earnings (loss) per share available to common shareholders	$0.072	$(0.053)

Earnings (loss) per share-diluted available to common shareholders	$0.072	$(0.053)

Results of Operations for the Three Months Ended December 31, 2021, Compared to the Three Months Ended December 31, 2020

Revenues. A table comparing the Company’s revenues for the three months ended December 31, 2021, compared to the three months ended December 31, 2020, is below:

	Three Months Ended
	December 31, 2021	% of total	December 31, 2020	% of total	Change	% Change
Gas & Water Distribution	$11,962,034	28.04%	$7,131,639	22.28%	$4,830,395	67.73%
Gas & Petroleum Transmission	11,238,517	26.34%	8,692,592	27.16%	2,545,925	29.29%
Electrical, Mechanical, and General	19,458,574	45.61%	16,185,565	50.56%	3,273,009	20.22%
Total	$42,659,125	100.0%	$32,009,796	100.0%	$10,649,329	33.27%

Total revenues increased by $10.7 million to $42.7 million for the three months ended December 31, 2021 as compared to $32.0 million for the three months ended December 31, 2020 as a result of increases in all categories of revenue.

Gas & Water Distribution revenues totaled $12.0 million for the three months ended December 31, 2021, a $4.8 million increase from $7.1 million for the three months ended December 31, 2020. The revenue increase was primarily related to the Company’s overall commitment to growing this line of business through adding new distribution crews and the acquisition of West Virginia Pipeline.  West Virginia Pipeline, acquired on December 31, 2020, contributed revenues of $2.3 million for the three months ended December 31, 2021.  Favorable weather conditions during the first quarter of fiscal year 2022 also allowed the Company to work more efficiently and productively.

Gas & Petroleum Transmission revenues totaled $11.2 million for the three months ended December 31, 2021, a $2.5 million increase from $8.7 million for the three months ended December 31, 2020. The revenue increase was primarily related to transmission work that was awarded in fiscal year 2021 but was delayed from starting by the customer until late in fiscal year 2021.

Electrical, Mechanical, & General services and construction revenues totaled $19.5 million for the three months ended December 31, 2021, a $3.3 million increase from $16.2 million for the three months ended December 31, 2020. The revenue increase was primarily related to a $4.0 million increase in general building and civil construction during the three months ended December 31, 2021 as compared to the same period in the prior year.

Cost of Revenues. A table comparing the Company’s costs of revenues for the three months ended December 31, 2021, compared to the three months ended December 31, 2020, is below:

	Three Months Ended
	December 31, 2021	% of total	December 31, 2020	% of total	Change	% Change
Gas & Water Distribution	$9,339,545	25.0%	$6,026,282	20.7%	$3,313,263	54.98%
Gas & Petroleum Transmission	9,734,489	26.1%	6,693,726	22.9%	3,040,763	45.43%
Electrical, Mechanical, and General	18,106,724	48.5%	15,179,881	52.0%	2,926,843	19.28%
Unallocated Shop Expenses	169,994	0.5%	1,266,848	4.3%	(1,096,854)	(86.58)%
Total	$37,350,752	100.0%	$29,166,737	100.0%	$8,184,015	28.06%

Total cost of revenues increased by $8.2 million to $37.4 million for the three months ended December 31, 2021 as compared to $29.2 million for the three months ended December 31, 2020 as result of increases in all categories to cost of revenues except for unallocated shop expenses.

Gas & Water Distribution cost of revenues totaled $9.3 million for the three months ended December 31, 2021, a $3.3 million increase from $6.0 million for the three months ended December 31, 2020. The cost of revenues increase was primarily related to the Company’s overall commitment to growing this line of business through adding new distribution crews and the acquisition of West Virginia Pipeline. West Virginia Pipeline, acquired on December 31, 2020, incurred cost of revenues of $1.2 million for the three months ended December 31, 2021.

Gas & Petroleum Transmission cost of revenues totaled $9.7 million for the three months ended December 31, 2021, a $3.0 million increase from $6.7 million for the three months ended December 31, 2020. The cost of revenues increase was primarily related to transmission work that was awarded in fiscal year 2021 but was delayed from starting by the customer until late in fiscal year 2021. Also, legal expenses related to a lawsuit on a transmission project, referenced on page 30, increased by $360,000 during the three months ended December 31, 2021, as compared to the same period in 2020.

Electrical, Mechanical, & General services and construction cost of revenues totaled $18.1 million for the three months ended December 31, 2021, a $2.9 million increase from $15.2 million for the three months ended December 31, 2020. The cost of revenues increase was primarily related to a $3.4 million increase in general building and civil construction during the three months ended December 31, 2021 as compared to the same period in the prior year.

Unallocated shop expenses totaled $170,000 for the three months ended December 31, 2021, a $1.1 million decrease from $1.3 million for the three months ended December 31, 2020. The decrease in unallocated shop expenses was due to increased internal equipment charges to projects for the three months ended December 31, 2021, as compared to to the same period in 2020 and a focused effort to manage project and shop costs.

Gross Profit. A table comparing the Company’s gross profit for the three months ended December 31, 2021, compared to the three months ended December 31, 2020, is below:

	Three Months Ended
	December 31, 2021	% of revenue	December 31, 2020	% of revenue	Change	% Change
Gas & Water Distribution	$2,622,489	21.9%	$1,105,357	15.5%	$1,517,132	137.3%
Gas & Petroleum Transmission	1,504,028	13.4%	1,998,866	23.0%	(494,838)	(24.8)%
Electrical, Mechanical, and General	1,351,850	6.9%	1,005,684	6.2%	346,166	34.4%
Unallocated Shop Expenses	(169,994)		(1,266,848)		1,096,854	(86.6)%
Total	$5,308,373	12.4%	$2,843,059	8.9%	$2,465,314	86.7%

Total gross profit increased by $2.5 million to $5.3 million for the three months ended December 31, 2021 as compared to $2.8 million for the three months ended December 31, 2020 as a result of increases in all categories except for a decrease in gas and petroleum transmission gross profit.

Gas & Water Distribution gross profit totaled $2.6 million for the three months ended December 31, 2021, a $1.5 million increase from $1.1 million for the three months ended December 31, 2020. The gross profit increase was primarily related to the Company’s overall commitment to growing this line of business through adding new distribution crews and the acquisition of West Virginia Pipeline. West Virginia Pipeline, acquired on December 31, 2020, contributed gross profit of $1.1 million for the three months ended December 31, 2021. Favorable weather conditions during the first quarter of fiscal year 2022 also allowed the Company to work more efficiently and productively.

Gas & Petroleum Transmission gross profit totaled $1.5 million for the three months ended December 31, 2021, a $495,000 decrease from $2.0 million for the three months ended December 31, 2020. The gross profit decrease was primarily due to legal expenses related to a lawsuit on a transmission project, referenced on page 26, that increased by $360,000 during the three months ended December 31, 2021, as compared to the same period in 2020.

Electrical, Mechanical, & General services and construction gross profit totaled $1.4 million for the three months ended December 31, 2021, a $346,000 increase from $1.0 million for the three months ended December 31, 2020. More efficient production accounted for the increased gross profit for the three months ended December 31, 2021, as compared to the same period in 2020. The gross profit increase was primarily related to a $523,000 increase in general building and civil construction during the three months ended December 31, 2021 as compared to the same prior year period.

Unallocated shop expenses gross profit totaled ($170,000) for the three months ended December 31, 2021, a $1.1 million increase from ($1.3 million) for the three months ended December 31, 2020. The increase in unallocated shop gross profit was due to increased internal equipment charges to projects for the three months ended December 31, 2021, as compared to the same period in 2020 and a focused effort to manage project and shop costs.

Selling and administrative expenses. Total selling and administrative expenses increased by $37,000 to $3.6 million for the three months ended December 31, 2021, as compared to the same period in 2020. Approximately, $760,000 of the selling and administrative expenses for the three months ended December 31, 2021, were related to new business lines not in operation during the three months ended December 31, 2020. Employee compensation decreased by approximately $800,000 for the three months ended December 31, 2021 as compared to the same period in 2020 due to a reduction in incentive compensation and increased labor charges to projects.

Interest income. Interest income totaled $600 for the three months ended December 31, 2021, a decrease of $151,400 from $152,000 for the same period in 2020. The decrease in interest income was primarily due to the timing of recognizing interest earned from the Company’s captive insurance surety deposit.

Interest expense. Interest expense totaled $198,000 for the three months ended December 31, 2021, an increase of $121,000 from $77,000 for the same period in 2020. The increase in interest expense was primarily due to the financing of the West Virginia Pipeline acquisition and equipment financing.

Other nonoperating expense. Other income totaled $153,000 for the three months ended December 31, 2021, an increase of $100,000 from $53,000 for the same period in 2020. The increase was primarily related to an increase in intangible asset amortization expense.

Gain on sale of equipment. Gain on sale of equipment totaled $340,000 for the three months ended December 31, 2021, an increase of $326,000 from $13,000 for the same period in 2020. The increase was related to an increase in equipment sold.

Net income (loss). Income before income taxes was $1.7 million for the three months ended December 31, 2021, compared to loss before income taxes of ($717,000) for the same period in 2020. The increase in income before income taxes for the three months ended December 31, 2021, was due to the items mentioned above.

Income tax expense for the three months ended December 31, 2021, was $494,000 compared to income tax benefit of ($69,000) for the same period in 2020. The effective income tax rate for the three months ended December 31, 2021, was 29.7%, as compared to (9.7%) for the same period in 2020. Income tax expense (benefit) and effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income and non-deductible expenses. Per diem paid to employees on construction projects and entertainment expenses are only partially deductible from taxable income and can have a significant impact on the effective tax rate. For the three months ended December 31, 2021, the non-deductible portion of per diem and entertainment expenses resulted in an approximate $129,000 increase in taxable income as compared to $76,000 for the same period in 2020. In addition, income before income taxes increased for the three months ended December 31, 2021 as compared to the same prior year period.

There were no dividends on preferred stock for the three months ended December 31, 2021, due to the redemption date on the preferred stock being September 1, 2021. Dividends on preferred stock for the three months ended December 31, 2020, were $77,250.

Net income available to common shareholders for the three months ended December 31, 2021, was $1.2 million compared to net loss available to common shareholders of ($725,000) for the same period in 2020.

Comparison of Financial Condition at December 31, 2021, and September 30, 2021

The Company had total assets of $73.5 million at December 31, 2021, an increase of $3.3 million from the prior fiscal year end balance of $70.2 million.

Accounts receivable, which totaled $25.4 million at December 31, 2021, increased by $4.3 million from the prior fiscal year end balance of $21.1 million. The increase was primarily due to the timing of cash collections and project invoicing since September 30, 2021.  The Company received payment for several million dollars of past due invoices in early January 2022.

Cash and cash equivalents totaled $11.1 million at December 31, 2021, an increase of $2.9 million from the prior fiscal year end balance of $8.2 million. The increase was primarily due to $6.4 million provided from operating activities, partially offset by $1.2 million in cash payments for redeemed preferred stock, $1.8 million in debt repayments, and a net $500,000 investment in property and equipment.

Retainages receivable totaled $1.5 million at December 31, 2021, a $552,000 increase from the prior fiscal year end balance of $918,000.  The increase was primarily due to more current year projects that require retainages to be withheld.

Contract assets totaled $5.9 million at December 31, 2021, a decrease of $2.8 million from the prior fiscal year end balance of $8.7 million.  The decrease was due to a difference in the timing of project billings at December 31, 2021, compared to September 30, 2021.

Prepaid expenses and other totaled $2.8 million at December 31, 2021, a decrease of $751,000 from the prior fiscal year end balance of $3.5 million. The decrease was primarily due to expensing prepaid insurance premiums during the three months ended December 31, 2021.

Other receivables totaled $49,000 at December 31, 2021, a $495,000 decrease from the prior fiscal year end balance of $543,000. The decrease was primarily due to the receipt of insurance premium refunds receivable.

The Company had property, plant and equipment of $22.7 million at December 31, 2021, a decrease of $246,000 from the prior fiscal year end balance of $23.0 million. The decrease was due to $1.3 million in depreciation expense and net equipment disposals of $124,000, partially offset by $1.2 million in property, plant and equipment acquisitions.

Intangible assets, net totaled $2.3 million at December 31 2021, a decrease of $119,000 from the prior fiscal year end balance of $2.4 million. The decrease was due to the amortization of intangible assets during the three months ended December 31, 2021.

Goodwill resulting from the West Virginia Pipeline and Revolt Energy acquisitions totaled $1.8 million at December 31, 2021, unchanged from the prior fiscal year end balance.

The Company had total liabilities of $38.9 million at December 31, 2021, an increase of $3.4 million from the prior fiscal year end balance of $35.5 million.

Contract liabilities totaled $7.5 million at December 31, 2021, an increase of $4.3 million from the prior fiscal year end total of $3.2 million. The increase was due to a difference in the timing of project billings at December 31, 2021 compared to at September 30, 2021.

Deferred tax liabilities totaled $2.5 million at December 31, 2021, an increase of $442,000 from the prior fiscal year end balance of $2.0 million. The increase was primarily related to the reduction of the net operating loss carry forward during the three months ended December 31, 2021.

Accounts payable totaled $7.3 million at December 31, 2021, an increase of $58,000 from the prior fiscal year end balance. The increase was due to the timing of accounts payable payments as compared to September 30, 2021.

Long-term debt totaled $11.5 million at December 31, 2021, a decrease of $968,000 from the prior fiscal year end balance of $12.4 million. The decrease in long-term debt was primarily due to $1.2 million in debt repayments, partially offset by $248,000 in new equipment debt.

Lines of credit and short-term borrowings totaled $4.5 million at December 31, 2021, a decrease of $540,000 from the prior fiscal year end balance of $5.0 million. The decrease was due to the repayment of insurance premiums financed.

Accrued expenses and other current liabilities totaled $5.6 million at December 31, 2021, a decrease of $31,000 from the prior fiscal year end balance. The decrease was due to the timing of accrued expense payments as compared to September 30, 2021.

Shareholders’ equity was $34.6 million at December 31, 2021, a decrease of $39,000 from the prior fiscal year end balance. This decrease was due to $1.2 million in preferred stock redemption payments and nearly offset by the net income available to common shareholders of $1.2 million for the three months ended December 31, 2021.

Liquidity and Capital Resources

Indebtedness

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 monthly. The interest rate on this loan agreement is 4.82% with monthly payments of $7,800. The interest rate on this note is subject to change from time to time based on changes in The U.S. Treasury yield, adjusted to a constant maturity of three years as published by the Federal Reserve weekly. As of December 31, 2021, the Company had made principal payments of $294,000. The loan is collateralized by the building purchased under this agreement.

On November 13, 2015, the Company entered into a 10-year $1.1 million loan agreement with United Bank, Inc. to purchase the fabrication shop and property Nitro had previously been leasing for $12,900 each month. The interest rate on the loan agreement is 4.25% with monthly payments of $11,602. As of December 31, 2021, the Company had made principal payments of $598,000. The loan is collateralized by the building and property purchased under this agreement.

On June 28, 2017, the Company entered into a $5.0 million Non-Revolving Note agreement with United Bank, Inc. This five-year agreement gave the Company access to a $5.0 million line of credit (“Equipment Line of Credit 2017”), specifically for the purchase of equipment, for a period of three months with an interest rate of 4.99%.  After three months, all borrowings against the Equipment Line of Credit 2017 were converted to a five-year term note agreement with an interest rate of 4.99%. As of December 31, 2021, the Company had borrowed $5.0 million against this note and made principal payments of $4.4 million. The loan is collateralized by the equipment purchased under this agreement.

On December 31, 2020, West Virginia Pipeline Acquisition Company, later renamed West Virginia Pipeline, Inc., entered into a $3.0 million sellers’ note agreement with David and Daniel Bolton for the remaining purchase price of West Virginia Pipeline, Inc. For the purchase price allocation, the $3.0 million note had a fair value of $2.85 million. As part of the $6.35 million acquisition price, the Company paid $3.5 million in cash in addition to the note. The unsecured five-year term note requires annual payments of at least $500,000 with a fixed interest rate of 3.25% on the $3.0 million sellers’ note, which equates to 5.35% on the carrying value of the note. As of December 31, 2021, the Company had made annual installment payments of $500,000, interest payments of $97,500 and expensed $30,000 in accreted interest.

On January 4, 2021, the Company entered into a $3.0 million Non-Revolving Note agreement with United Bank, Inc. This five-year agreement gave the Company access to a $3.0 million line of credit (“Equipment Line of Credit 2021”), specifically for the purchase of equipment, for a period of twelve months with a variable interest rate initially established at 4.25% as based on the Prime Rate as published by The Wall Street Journal. After twelve months, all borrowings against the Equipment Line of Credit 2021 will be converted to a four-year term note agreement with a variable interest rate initially established at 4.25%. The loan is collateralized by the equipment purchased under this agreement. As of December 31, 2021, the Company borrowed $3.0 million against this line of credit with payments set to begin in February 2022. The Company has made interest payments of $66,000 on this note as of December 31, 2021.

On April 2, 2021, the Company entered into a $3.5 million Non-Revolving Note agreement with United Bank, Inc. This five-year agreement repaid the outstanding $3.5 million line of credit that was used for the down payment on the West Virginia Pipeline acquisition. This loan has a variable interest rate initially established at 4.25% as based on the Prime Rate as published by The Wall Street Journal. The loan is collateralized by the Company’s equipment and receivables. As of December 31, 2021, the Company had made principal payments of $477,000.

Operating Line of Credit

On August 3, 2021, the Company received a one-year extension on its line of credit (“Operating Line of credit (2021)”) effective June 28, 2021. The $15.0 million revolving line of credit has a $12.5 million component and a $2.5 million component, each with separate borrowing requirements. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%. Based on the borrowing base calculation, the Company was able to borrow up to $12.5 million as of December 31, 2021. The Company had $4.5 million in borrowings on the line of credit, leaving $8.0 million available on the line of credit as of December 31, 2021. The interest rate at December 31, 2021, was 4.99%. Based on the borrowing base calculation, the Company was able to borrow up to $12.2 million as of September 30, 2021. The Company had $4.5 million in borrowings on the line of credit, leaving $7.7 million available on the line of credit as of September 30, 2021. The interest rate at September 30, 2021, was 4.99%.

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

The Company believes it was in compliance with all covenants for the $12.5 million component of Operating Line of Credit (2021) at December 31, 2021.

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

The Company leases office space for SQP Construction Group for $1,500 per month.  The lease, signed on March 25, 2021, is for a period of two years with five one-year renewals available immediately following the end of the base term.  Rental terms for the option periods shall be negotiated and agreed mutually between the parties and shall not exceed five percent increases to rent, if any.  The lease is expensed monthly and not treated as a right-to-use asset as it does not have a material impact on the Company’s consolidated financial statements.

During the three months ended December 31, 2021, the Company entered into two lease agreements of construction equipment for a combined $160,000. The leases have a term of twenty-two months with an interest rate of 0%, combined monthly installment payments of $6,645 and are cancellable at any time without penalty. The Company has the right to purchase the equipment at the expiration of the leases by applying the two-month deposit paid. The Company treated the transactions as capital leases.

The Company rents equipment for use on construction projects with rental agreements being week to week or month to month. Rental expense can vary by fiscal year due to equipment requirements on construction projects and the availability of Company owned equipment. Rental expense, which is included in cost of goods sold on the Consolidated Income Statement, was $1.9 million and $1.0 million for the three months ended December 31, 2021, and 2020, respectively.

Letters of Credit

Certain of our customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors and vendors on various customer projects. At December 31, 2021, the Company did not have any letters of credit outstanding.

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

The ability to obtain bonding for future contracts is an important factor in the contracting industry with respect to the type and number of contracts that can be bid. Depending upon the size and conditions of a contract, the Company may be required to post letters of credit or other collateral in favor of the insurer. Posting of these letters or other collateral will reduce our borrowing capabilities. The Company does not anticipate any claims against outstanding performance bonds in the foreseeable future. At December 31, 2021, the Company had $37.5 million in performance bonds outstanding.

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

Please see the tables below for customers that represent 10.0% or more of the Company’s revenue or accounts receivable net of retention for the three months ended December 31, 2021, and 2020:

	Three Months Ended
Revenue	December 31, 2021	December 31, 2020
TransCanada Corporation	17.6%	13.7%
All other	82.4%	86.3%
Total	100.0%	100.0%

	At
Accounts receivable net of retention	December 31, 2021	December 31, 2020
WV American Water	11.0%	11.7%
Kentucky American Water	10.9%	10.3%
All other	78.0%	78.0%
Total	100.0%	100.0%

Litigation

In February 2018, the Company filed a lawsuit against a former customer (“Defendant”) in the United States District Court for the Western District of Pennsylvania. The lawsuit is related to a dispute over work performed on a pipeline construction project. On November 9, 2021, the Company was awarded $5.8 million, none of which has been recognized in the Company’s financial statements. The Defendant has filed preliminary motions to request a new trial or a renewed judgement as a matter of law. The Company anticipates that all motions, counter motions, and replies will be submitted to the court by April 5, 2022. The Company believes the judgement order will be issued before the end of fiscal year 2022. A party to a civil lawsuit usually has 30 days from the entry of judgment to file a notice of appeal.

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

Other than described above, at December 31, 2021, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.  At December 31, 2021, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 each month.  The interest rate on the loan agreement is 4.82% with monthly payments of $7,800. As of December 31, 2021, the Company had paid approximately $294,000 in principal and approximately $362,000 in interest since the beginning of the loan. Mr. Douglas Reynolds, President of Energy Services, was a director and secretary of First Bank of Charleston. Mr. Samuel Kapourales, a director of Energy Services, was also a director of First Bank of Charleston. On October 15, 2018, First Bank of Charleston was merged into Premier Bank, Inc., a wholly owned subsidiary of Premier Financial Bancorp, Inc. Mr. Marshall Reynolds, Chairman of the Board of Energy Services, held the same position with Premier Financial Bancorp Inc. Mr. Douglas Reynolds is the president and a director of Energy Services and was a director of Premier Financial Bancorp, Inc. On September 17, 2021, Peoples Bancorp, Inc., parent company of Peoples Bank, completed an acquisition of Premier Financial Bancorp, Inc. and its wholly owned subsidiaries, Premier Bank and Citizens Deposit Bank & Trust.  On October 26, 2021, Mr. Douglas Reynolds was elected a director of Peoples Bancorp, Inc., and its subsidiary Peoples Bank.

On December 31, 2020, West Virginia Pipeline Acquisition Company, later renamed West Virginia Pipeline, Inc., entered into a $3.0 million sellers’ note agreement with David and Daniel Bolton for the remaining purchase price of West Virginia Pipeline, Inc. For the purchase price allocation, the $3.0 million note had a fair value of $2.85 million. As part of the $6.35 million acquisition, the Company paid $3.5 million in cash in addition to the note. The unsecured five-year term note requires annual payments of at least $500,000 with a fixed interest rate of 3.25% on the $3.0 million sellers’ note, which equates to 5.35% on the carrying value of the note. As of December 31, 2021, the Company had made annual installment payments of $500,000, interest payments of $97,500 and expensed $30,000 in accreted interest.

Other than mentioned above, there were no new material related party transactions entered into during the three months ended December 31, 2021.

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

Inflation

Most significant project materials, such as pipe or electrical wire, are provided by the Company’s customers. The Company did experience costs increases on materials for fire protection projects, which had been bid several months prior, during the three months ended December 31, 2021. While significant to those smaller projects, the costs increases were immaterial to the overall operations of the Company. When possible, the Company attempts to lock in pricing with vendors and include qualifications regarding material costs increases in bids. Significant inflation or supply chain issues could cause customers to delay or cancel planned projects; however, inflation did not have a significant effect on our results for the three months ended December 31, 2021, and 2020.

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

The following table presents our costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings at December 31, 2021, and September 30, 2021:

	December 31, 2021	September 30, 2021
Costs incurred on contracts in progress	$71,979,534	$64,903,618
Estimated earnings, net of estimated losses	14,076,321	13,280,334
	86,055,855	78,183,952
Less billings to date	87,670,269	72,606,840
	$(1,614,414)	$5,577,112
Costs and estimated earnings in excess of billed on
uncompleted contracts	$5,914,651	$8,730,402
Less billings in excess of costs and estimated earnings on
uncompleted contracts	7,529,065	3,153,290

	$(1,614,414)	$5,577,112

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

Materially incorrect estimates of bad debt reserves could result in an unexpected loss in profitability for the Company.  Additionally, frequently changing reserves could be an indication of risky or unreliable customers. At December 31, 2021, the management review deemed that the allowance for doubtful accounts was adequate.

Please see the allowance for doubtful accounts table below:

	December 31, 2021	September 30, 2021

Balance at beginning of year	$70,310	$70,310
Charged to expense	—	—
Deductions for uncollectible receivables written off, net of recoveries	—	—
Balance at end of year	$70,310	$70,310

Impairment of goodwill and intangible assets

The Company follows the guidance of ASC 350-20-35-3 Intangibles-Goodwill and Other (Topic 350) which requires a company to record an impairment charge based on the excess of a reporting unit’s carrying amount of goodwill over its fair value. Under the current guidance, companies can first choose to assess any impairment based on qualitative factors (Step 0). If a company fails this test or decides to bypass this step, it must proceed with a two-step quantitative assessment of goodwill impairment. The Company did not have a goodwill impairment at December 31, 2021.

Materially incorrect estimates could cause an impairment to goodwill or intangible assets and result in a loss in profitability for the Company.

A table of the Company’s intangible assets subject to amortization is below:

							Amortization and
			Accumulated				Impairment Three
	Remaining Life at		Amortization at	Accumulated	Amortization and	Amortization and	Months Ended
	December 31,		December 31,	Impairment at	Impairment at	Impairment at	December 31,	Net Book
Intangible assets:	2021	Original Cost	2021	December 31, 2021	December 31, 2021	September 30, 2021	2021	Value
West Virginia Pipeline
Customer Relationships	108 months	$2,209,724	$220,967	$—	$220,967	$165,725	$55,242	$1,988,757
Tradename	108 months	263,584	26,363	—	26,363	19,772	6,591	237,221
Non-competes	12 months	83,203	41,603	—	41,603	31,202	10,401	41,600
Revolt Energy
Employment agreement/non-compete	28 months	100,000	18,056	43,056	61,112	13,889	47,223	38,888

Total intangible assets		$2,656,511	$306,989	$43,056	$350,045	$230,588	$119,457	$2,306,466

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

The Company’s depreciation expense for the three months ended December 31, 2021, and 2020 was $1.3 million and $1.1 million, respectively. In general, depreciation is included in “cost of revenues” on the Company’s Consolidated Statements of Income.

Materially incorrect estimates of depreciation and/or the useful lives of assets could significantly impact the value of property, plant, and equipment on the Company’s financial statements. A material over valuation could result in impairment charges and reduced profitability for the Company.

Income Taxes

The Company’s income tax expense and deferred tax assets and liabilities reflect management’s best estimate of current and future taxes to be paid. Significant judgments and estimates are required in the determination of the consolidated income tax expense. The Company’s provision for income taxes is computed by applying a federal rate of 21.0% and a state rate of 6.0%.

Permanent income tax differences result in an increase or decrease to taxable income and impact the Company’s effective tax rates, which were 29.7% and 9.7% for the three months ended December 31, 2021, and 2020, respectively. Our tax rate is affected by recurring items, such as non-deductible portions of per diem paid to construction personnel, which we expect to be fairly consistent in the near term. For the three months ended December 31, 2021, and 2020, the non-deductible portion of per diem and entertainment expenses resulted in approximate increases in taxable income of $129,000 and $76,000, respectively.  Our tax estimates are also affected by discrete items that may occur in any given year but are not consistent from year to year.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. At December 31, 2021, the Company had a net deferred income tax liability of $2.5 million as compared to $2.0 million at September 30, 2021.  The Company’s deferred income tax liabilities at December 31, 2021 was $4.0 million and primarily related to depreciation on property and equipment.  The Company’s deferred income tax assets at December 31, 2021 was $1.5 million and primarily related to a net operating loss (“NOL”) carryforward.  The Company believes that it is more likely than not that all NOL carryforwards will be realized.

The Company’s tax provision is evaluated annually; however, a material difference between the provision and actual income tax filings could result in adjustments to income tax benefits or expenses and deferred tax assets and liabilities. Changes in tax laws and rates may also affect recorded deferred tax assets and liabilities and our effective tax rate in the future.

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

The FASB recently issued ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance”, which aims to provide increased transparency by requiring business entities to disclose information about certain types of government assistance they receive in the notes to the financial statements. Entities are required to provide the new disclosures prospectively for all transactions with a government entity that are accounted for under either a grant or a contribution accounting model and are reflected in the financial statements at the date of initially applying the new amendments, and to new transactions entered into after that date. Retrospective application of the guidance is permitted. The guidance in ASU 2021-10 is effective for financial statements of all entities, including private companies, for annual periods beginning after December 15, 2021, with early application permitted.

Subsequent Events

On January 27, 2022, the Company announced that it submitted an application to list its common stock on the Nasdaq Capital Market. The Company believes that it meets or will meet the financial, liquidity, and corporate governance requirements for listing on the Nasdaq Capital Market; however, any move to Nasdaq is contingent upon fulfilling those requirements and Nasdaq approval.

Management has evaluated subsequent events through February 11, 2022, the date which the financial statements were available for issue. There have been no other material events during the period, other than noted above, that would either impact the results reflected in the report or the Company’s results going forward.

Outlook

The following statements are based on current expectations. These statements are forward looking, and actual results may differ materially.

As a contractor providing electrical, mechanical, HVAC/R and underground piping installation and maintenance services to customers in the petroleum, natural gas, public utilities and power industries, the Company and its subsidiaries are considered an “Essential Business” in the various states in which it operates. Given the uncertainty regarding the spread of COVID-19, the related financial impact on the Company’s results of operations, financial position, and liquidity or capital resources cannot be reasonably estimated at this time.  The Company was not significantly impacted by COVID-19 during the three months ended December 31, 2021.

Major transmission pipeline construction opportunities have decreased in the past several years; however, the Company has been successful in securing several transmission projects for fiscal year 2022. The Company is experiencing a greater demand for its gas and water distribution, and electrical and mechanical services. The Company’s backlog at December 31, 2021, was $101.6 million, as compared to $60.7 million and $72.2 million at December 31, 2020 and September 30, 2021, respectively. While adding additional projects appears likely, no assurances can be given that the Company will be successful in bidding on projects that become available. Moreover, even if the Company obtains contracts, there can be no guarantee that the projects will go forward.

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

There has been no change in Energy Services of America Corporation’s internal control over financial reporting during Energy Services of America Corporation’s first quarter of fiscal year 2022 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

In February 2018, the Company filed a lawsuit against a former customer (“Defendant”) in the United States District Court for the Western District of Pennsylvania. The lawsuit is related to a dispute over work performed on a pipeline construction project. On November 9, 2021, the Company was awarded $5.8 million, none of which has been recognized in the Company’s financial statements. The Defendant has filed preliminary motions to request a new trial or a renewed judgement as a matter of law. The Company anticipates that all motions, counter motions, and replies will be submitted to the court by April 5, 2022. The Company believes the judgement order will be issued before the end of fiscal year 2022. A party to a civil lawsuit usually has 30 days from the entry of judgment to file a notice of appeal.

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

Other than described above, at December 31, 2021, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At December 31, 2021, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. Risk Factors

Please see the information disclosed in the “Risk Factors” section of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on December 29, 2021. There have been no material changes to the risk factors since the filing of the Annual Report on Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There have been no unregistered sales of equity securities during the period covered by the report.
(b)	None.
(c)	There were no repurchases of Energy Services of America Corporation’s shares of its common stock during the three months ended December 31, 2021.

ITEM 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY SERVICES OF AMERICA CORPORATION

Date: February 11, 2022	By:	/s/ Douglas V. Reynolds
Douglas V. Reynolds
Chief Executive Officer

Date: February 11, 2022	By:	/s/ Charles P. Crimmel
Charles P. Crimmel
Chief Financial Officer