Form 10-Q
period 2022-03-31
Energy Services of America CORP
filed 2022-05-12
CIK 1357971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022.

Energy Services of America Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-4606266
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

75 West 3rd Ave., Huntington, West Virginia	25701
(Address of Principal Executive Office)	(Zip Code)

(304) 522-3868

(Registrant’s Telephone Number Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange On Which Registered
Common Stock, Par Value $0.0001	ESOA	The Nasdaq Stock Market LLC

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

As of May 11, 2022, there were 16,667,185 outstanding shares of the Registrant’s Common Stock.

Part 1. Financial Information

Item 1. Financial Statements (Unaudited):

Energy Services of America Corporation

Consolidated Balance Sheets

	March 31,	September 30,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$8,362,452	$8,226,739
Accounts receivable-trade	16,585,025	21,092,517
Allowance for doubtful accounts	(70,310)	(70,310)
Retainage receivable	1,924,608	917,526
Other receivables	49,107	543,328
Contract assets	7,697,889	8,730,402
Prepaid expenses and other	5,272,735	3,541,000
Total current assets	39,821,506	42,981,202

Property, plant and equipment, at cost	61,851,439	61,145,705
less accumulated depreciation	(39,273,861)	(38,195,686)
Total fixed assets	22,577,578	22,950,019

Intangible assets, net	2,230,067	2,425,923
Goodwill	1,814,317	1,814,317

Total assets	$66,443,468	$70,171,461

Liabilities and shareholders’ equity
Current liabilities
Current maturities of long-term debt	$2,869,128	$3,401,574
Lines of credit and short term borrowings	2,236,362	5,040,250
Accounts payable	6,846,215	7,285,392
Accrued expenses and other current liabilities	6,121,518	5,599,702
Contract liabilities	4,213,471	3,153,290
Total current liabilities	22,286,694	24,480,208

Long-term debt, less current maturities	7,879,315	9,020,774
Deferred tax liability	2,265,498	2,033,433
Total liabilities	32,431,507	35,534,415

Shareholders’ equity

Preferred stock, $.0001 par value Authorized 1,000,000 shares, none issued at March 31, 2022 and 206 issued at September 30, 2021	—	—

Common stock, $.0001 par value Authorized 50,000,000 shares, 17,466,328 issued and 16,247,898 outstanding at March 31, 2022 and 14,839,836 issued and 13,621,406 outstanding at September 30, 2021	1,747	1,484

Treasury stock, 1,218,430 shares at March 31, 2022 and September 30, 2021	(122)	(122)

Additional paid in capital	59,460,174	60,670,699
Retained deficit	(25,449,838)	(26,035,015)

Total shareholders’ equity	34,011,961	34,637,046

Total liabilities and shareholders’ equity	$66,443,468	$70,171,461

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Income

Unaudited

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2022	2021	2022	2021
Revenue	$35,392,578	$25,605,412	$78,051,703	$57,615,208

Cost of revenues	32,526,959	23,731,889	69,877,711	52,898,626

Gross profit	2,865,619	1,873,523	8,173,992	4,716,582

Selling and administrative expenses	3,417,039	3,823,913	7,049,634	7,419,743
(Loss) income from operations	(551,420)	(1,950,390)	1,124,358	(2,703,161)

Other income (expense)
Interest income	—	4	576	151,769
Other nonoperating expense	(109,810)	(32,887)	(263,238)	(85,510)
Interest expense	(144,932)	(142,993)	(342,491)	(219,510)
Gain on sale of equipment	19,896	479,269	359,792	492,311
	(234,846)	303,393	(245,361)	339,060

(Loss) income before income taxes	(786,266)	(1,646,997)	878,997	(2,364,101)

Income tax (benefit) expense	(200,463)	(335,526)	293,820	(404,968)

Net (loss) income	(585,803)	(1,311,471)	585,177	(1,959,133)

Dividends on preferred stock	—	77,250	—	154,500

Net (loss) income available to common shareholders	$(585,803)	$(1,388,721)	$585,177	$(2,113,633)

Weighted average shares outstanding-basic	16,247,898	13,621,406	16,247,898	13,621,406

Weighted average shares-diluted	16,247,898	13,621,406	16,247,898	13,621,406

(Loss) earnings per share available to common shareholders	$(0.04)	$(0.10)	$0.04	$(0.16)

(Loss) earnings per share-diluted available to common shareholders	$(0.04)	$(0.10)	$0.04	$(0.16)

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Cash Flows

Unaudited

	Six Months Ended	Six Months Ended
	March 31,	March 31,
	2022	2021
Cash flows from operating activities:

Net income (loss)	$585,177	$(1,959,133)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	2,593,025	2,235,844
Gain on sale of equipment	(359,792)	(492,311)
Provision for deferred taxes	293,820	216,961
Amortization of intangible assets	195,856	—
Accreted interest on note payable	15,000	—
Decrease (increase) in contracts receivable	4,507,492	(136,068)
(Increase) decrease in retainage receivable	(1,007,082)	722,986
Decrease (increase) in other receivables	494,221	(344,902)
Decrease in contract assets	1,032,513	2,258,082
Increase in prepaid expenses	(1,731,735)	(1,526,616)
Decrease in accounts payable	(439,177)	(341,080)
Increase (decrease) in accrued expenses and other current liabilities	460,324	(1,695,856)
Increase (decrease) in contract liabilities	1,060,181	(1,352,136)
Net cash provided by (used in) operating activities	7,699,823	(2,414,229)

Cash flows from investing activities:
Acquisition of West Virginia Pipeline, net of cash received of $250,000	—	(3,250,000)
Investment in property and equipment	(2,084,200)	(3,763,781)
Proceeds from sales of property and equipment	558,653	536,988
Net cash used in investing activities	(1,525,547)	(6,476,793)

Cash flows from financing activities:
Preferred stock redemption	(1,210,525)	—
Preferred dividends paid	—	(154,500)
Borrowings on lines of credit and short term debt, net of (repayments)	(2,803,888)	5,140,677
Principal payments on long term debt	(2,024,150)	(1,229,051)
Net cash (used in) provided by financing activities	(6,038,563)	3,757,126

Increase (decrease) in cash and cash equivalents	135,713	(5,133,896)
Cash and cash equivalents beginning of period	8,226,739	11,216,820
Cash and cash equivalents end of period	$8,362,452	$6,082,924

Supplemental schedule of noncash investing and financing activities:
Purchases of property & equipment under financing agreements	$350,245	$349,139
Insurance premiums financed	$3,352,971	$3,213,402
Note payable to finance West Virginia Pipeline acquisition	$—	$3,000,000
Accrued dividends on preferred stock	$—	$77,250
Debt assumed in acquisitions	$—	$205,829
Par value of common stock issued from preferred stock conversion	$263	$—

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$327,491	$219,510
Income taxes	$7,995	$229,611

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Changes in Shareholders’ Equity

For the six months ended March 31, 2022 and 2021

						Total
	Common Stock		Additional Paid	Retained	Treasury	Shareholders’
	Shares	Amount	in Capital	Deficit	Stock	Equity
Balance at September 30, 2020	13,621,406	$1,484	$60,670,699	$(34,848,032)	$(122)	$25,824,029

Net loss	—	—	—	(1,959,133)	—	(1,959,133)

Accrued preferred dividends	—	—	—	(154,500)	—	(154,500)

Balance at March 31, 2021	13,621,406	$1,484	$60,670,699	$(36,961,665)	$(122)	$23,710,396

Balance at September 30, 2021	13,621,406	$1,484	$60,670,699	$(26,035,015)	$(122)	$34,637,046

Net income	—	—	—	585,177	—	585,177

Preferred share repemption, net of accrued dividends at September 30, 2021	—	—	(1,210,525)	—	—	(1,210,525)

Preferred share conversion	2,626,492	263	—	—	—	263

Balance at March 31, 2022	16,247,898	$1,747	$59,460,174	$(25,449,838)	$(122)	$34,011,961

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

West Virginia Pipeline, Inc. (“West Virginia Pipeline”), a wholly owned subsidiary of Energy Services, operates as a gas and water distribution contractor primarily in southern West Virginia. The employees of West Virginia Pipeline are non-union and are managed independently from the Company's union subsidiaries.

SQP Construction Group, Inc. (“SQP”), a wholly owned subsidiary of Energy Services, operates as a general contractor primarily in West Virginia. SQP engages in the construction and renovation of buildings and other civil construction projects for state and local government agencies and commercial customers. As a general contractor, SQP manages the overall construction project and subcontracts most of the work. The employees of SQP are non-union and are managed independently from the Company’s union subsidiaries.

On April 29, 2022, Tri-State Paving Acquisition Company (“TSP”), a West Virginia corporation and a newly formed wholly owned subsidiary of the Company, completed the acquisition of Tri-State Paving & Sealcoat, LLC (“Tri-State Paving”), a West Virginia corporation located in Hurricane, WV.  TSP acquired substantially all the assets of Tri-State Paving for $7.5 million in cash, a $1.0 million seller note, and $1.0 million in the Company’s common stock, which resulted in the issuance of 419,287 new common shares. TSP will provide utility paving services to water distribution customers in the Charleston, WV, Lexington, KY, and Chattanooga, TN markets. The employees of TSP will be non-union and managed independently from the Company’s union subsidiaries.

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto for the years ended September 30, 2021, and 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on December 29, 2021.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to the interim financial reporting rules and regulations of the SEC.  The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations.  The operating results for the three and six months ended March 31, 2022 and 2021 are not necessarily indicative of the results to be expected for the full year or any other interim period.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Please refer to Note 2 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended September 30, 2021, for a more detailed discussion of our significant accounting policies. There were no material changes to these critical accounting policies during the three and six months ended March 31, 2022.

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

4.  DISAGGREGATION OF REVENUE

The Company disaggregates revenue based on the following lines of service: (1) Gas & Water Distribution, (2) Gas & Petroleum Transmission, and (3) Electrical, Mechanical, & General services and construction. Certain reclassifications have been made to the three and six months ended March 31, 2021, to reflect the current presentation. Our contract types are: Lump Sum, Unit Price, Cost Plus and Time and Materials (“T&M”).  The following tables present our disaggregated revenue for the three and six months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
			Electrical,
	Gas & Water	Gas & Petroleum	Mechanical, and	Total revenue
	Distribution	Transmission	General	from contracts
Lump sum contracts	$—	$—	$8,945,968	$8,945,968
Unit price contracts	10,653,195	8,534,679	—	19,187,874
Cost plus and T&M contracts	—	—	7,258,736	7,258,736
Total revenue from contracts	$10,653,195	$8,534,679	$16,204,704	$35,392,578

Earned over time	$6,027,928	$8,534,679	$15,678,606	$30,241,213
Earned at point in time	4,625,267	—	526,098	5,151,365
Total revenue from contracts	$10,653,195	$8,534,679	$16,204,704	$35,392,578

	Three Months Ended March 31, 2021
			Electrical,
	Gas &Water	Gas & Petroleum	Mechanical, and	Total revenue
	Distribution	Transmission	General	from contracts
Lump sum contracts	$—	$—	$8,016,239	$8,016,239
Unit price contracts	8,184,326	2,763,768	—	10,948,094
Cost plus and T&M contracts	420,812	919,244	5,301,023	6,641,079
Total revenue from contracts	$8,605,138	$3,683,012	$13,317,262	$25,605,412

Earned over time	$6,147,794	$2,763,768	$13,042,833	$21,954,395
Earned at point in time	2,457,344	919,244	274,429	3,651,017
Total revenue from contracts	$8,605,138	$3,683,012	$13,317,262	$25,605,412

	Six Months Ended March 31, 2022
			Electrical,
	Gas & Water	Gas & Petroleum	Mechanical, and	Total revenue
	Distribution	Transmission	General	from contracts
Lump sum contracts	$—	$—	$19,885,169	$19,885,169
Unit price contracts	22,615,229	19,773,196	—	42,388,425
Cost plus and T&M contracts	—	—	15,778,109	15,778,109
Total revenue from contracts	$22,615,229	$19,773,196	$35,663,278	$78,051,703

Earned over time	$13,947,850	$19,773,196	$34,498,592	$68,219,638
Earned at point in time	8,667,379	—	1,164,686	9,832,065
Total revenue from contracts	$22,615,229	$19,773,196	$35,663,278	$78,051,703

	Six Months Ended March 31, 2021
			Electrical,
	Gas & Water	Gas & Petroleum	Mechanical, and	Total revenue
	Distribution	Transmission	General	from contracts
Lump sum contracts	$—	$—	$19,682,870	$19,682,870
Unit price contracts	15,315,965	11,166,360	—	26,482,325
Cost plus and T&M contracts	420,812	1,209,244	9,819,957	11,450,013
Total revenue from contracts	$15,736,777	$12,375,604	$29,502,827	$57,615,208

Earned over time	$9,854,975	$11,166,360	$29,056,588	$50,077,923
Earned at point in time	5,881,802	1,209,244	446,239	7,537,285
Total revenue from contracts	$15,736,777	$12,375,604	$29,502,827	$57,615,208

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

During the three and six months ended March 31, 2022, the Company recognized revenue of $2.6 million that was included in the contract liability balance at September 30, 2021.

Accounts receivable-trade, net of allowance for doubtful accounts, retentions receivable, contract assets and contract liabilities consisted of the following:

	March 31, 2022	September 30, 2021	Change

Accounts receivable-trade, net of allowance for doubtful accounts	$16,514,715	$21,022,207	$(4,507,492)

Contract assets
Cost and estimated earnings in excess of billings	$7,697,889	$8,730,402	$(1,032,513)

Contract liabilities
Billings in excess of cost and estimated earnings	$4,213,471	$3,153,290	$1,060,181

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

During the three and six months ended March 31, 2022, there was no revenue recognized as a result of changes in contract transaction price related to performance obligations that were satisfied prior to September 30, 2021. Changes in contract transaction price can result from such items as changes in projected profit, executed or estimated change orders, and unresolved contract modifications and claims.

The Company does not sell warranties for its construction services. At March 31, 2022, the Company had $66.2 million in remaining unsatisfied performance obligations, in which revenue is expected to be recognized in less than twelve months.

7.  UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts as of March 31, 2022, and September 30, 2021, are summarized as follows:

	March 31, 2022	September 30, 2021
Costs incurred on contracts in progress	$71,768,426	$64,903,618
Estimated earnings, net of estimated losses	10,841,378	13,280,334
	82,609,804	78,183,952
Less billings to date	79,125,386	72,606,840
	$3,484,418	$5,577,112
Costs and estimated earnings in excess of billed on uncompleted contracts
	$7,697,889	$8,730,402

Less billings in excess of costs and estimated earnings on uncompleted contracts	4,213,471	3,153,290
	$3,484,418	$5,577,112

Backlog at March 31, 2022, and September 30, 2021, was $120.3 million and $72.2 million, respectively.

8.  FAIR VALUE MEASUREMENTS

The fair value measurement guidance of the Financial Accounting Standards Board (FASB) Accounting Standards Codification defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

Under the FASB’s authoritative guidance on fair value measurements, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value measurement guidance of the FASB ASC establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these short-term borrowings. The fair value of the Company’s long term fixed-rate debt to unrelated parties was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates for bank loans with similar terms and maturities. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $10.1 million at March 31, 2022, was $10.1 million. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $10.0 million at September 30, 2021, was $9.9 million.

All current receivables and payables are carried at net realizable value which approximates fair value because of their short duration to maturity.

9.  (LOSS) EARNINGS PER SHARE

The amounts used to compute the (loss) earnings per share for the three and six months ended March 31, 2022, and 2021 are summarized below.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2022	2021	2022	2021
Net (loss) income	$(585,803)	$(1,311,471)	$585,177	$(1,959,133)

Dividends on preferred stock	—	77,250	—	154,500

(Loss) income available to common shareholders	$(585,803)	$(1,388,721)	$585,177	$(2,113,633)

Weighted average shares outstanding	16,247,898	13,621,406	16,247,898	13,621,406

Weighted average shares outstanding-diluted	16,247,898	13,621,406	16,247,898	13,621,406

(Loss) earnings per share available to common shareholders	$(0.04)	$(0.10)	$0.04	$(0.16)

(Loss) earnings per share available to common shareholders-diluted	$(0.04)	$(0.10)	$0.04	$(0.16)

10.  INCOME TAXES

The components of income taxes are as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
Federal
Current	$—	$(406,343)
Deferred	(156,360)	145,533
Total	(156,360)	(260,810)

State
Current	—	(116,382)
Deferred	(44,103)	41,666
Total	(44,103)	(74,716)

Total income tax benefit	$(200,463)	$(335,526)

	Six Months Ended
	March 31, 2022	March 31, 2021
Federal
Current	$—	$(483,723)
Deferred	229,180	168,747
Total	229,180	(314,976)

State
Current	—	(138,206)
Deferred	64,640	48,214
Total	64,640	(89,992)

Total income tax expense (benefit)	$293,820	$(404,968)

The effective income tax rate for the three months ended March 31, 2022, was (25.5) %, as compared to (20.4) % for the same period in 2021. The effective income tax rate for the six months ended March 31, 2022, was 33.4%, as compared to (17.1) % for the same period in 2021. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income and non-deductible expenses.

Per diem paid to employees on construction projects and entertainment expenses are only partially deductible from taxable income and can have a significant impact on the effective tax rate. For the three months ended March 31, 2022, the non-deductible portion of per diem and entertainment expenses resulted in an approximate $106,000 increase in taxable income as compared to $221,000 for the same period in the prior year. For the six months ended March 31, 2022, the non-deductible portion of per diem and entertainment expenses resulted in an approximate $235,000 increase in taxable income as compared to $297,000 for the same period in the prior year.

The income tax effects of temporary differences giving rise to the deferred tax assets and liabilities are as follows:

	March 31,	September 30,
	2022	2021
Deferred tax liabilities
Property and equipment	$4,444,778	$4,883,398
Other	527	37,582
Total deferred tax liabilities	$4,445,305	$4,920,980

Deferred income tax assets
Other	$323,820	$358,400
Net operating loss carryforward	1,855,987	2,529,147
Total deferred tax assets	$2,179,807	$2,887,547

Total net deferred tax liabilities	$2,265,498	$2,033,433

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

11.  SHORT-TERM AND LONG-TERM DEBT

Short-term debt consists of the following:

On August 3, 2021, the Company received a one-year extension on its line of credit (“Operating Line of credit (2021)”) effective June 28, 2021. The $15.0 million revolving line of credit has a $12.5 million component and a $2.5 million component, each with separate borrowing requirements. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%. Based on the borrowing base calculation, the Company was able to borrow up to $9.4 million and had no borrowings on the line of credit as of March 31, 2022. The interest rate at March 31, 2022, was 4.99%. Based on the borrowing base calculation, the Company was able to borrow up to $12.2 million as of September 30, 2021. The Company had $4.5 million in borrowings on the line of credit, leaving $7.7 million available on the line of credit as of September 30, 2021. The interest rate at September 30, 2021, was 4.99%.

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

The Company believes it was in compliance with all covenants for the $12.5 million and $2.5 million components of the line of credit at March 31, 2022.

The Company also finances insurance policy premiums on a short-term basis through a financing company. These insurance policies include workers’ compensation, general liability, automobile, umbrella, and equipment policies. The Company makes a down payment in January and finances the remaining premium amount over ten monthly payments. In January 2022, the Company financed $3.4 million in insurance premiums. At March 31, 2022, there was a $2.2 million outstanding balance for insurance premiums financed.

A summary of short-term and long-term debt as of March 31, 2022, and September 30, 2021, is as follows:

	March 31,	September 30,
	2022	2021
Line of credit payable to bank, monthly interest at 4.99%, final payment due by June 28, 2022, guaranteed by certain directors of the Company.	$—	$4,500,000

Term note payable to United Bank, WV Pipeline acquisition, due in monthly installments of $64,853 interest at 4.25%, final payment due by March 25, 2026, secured by receivables and equipment, guaranteed by certain directors of the Company.	2,859,795	3,183,548

Notes payable to finance companies, due in monthly installments totaling $68,079 at March 31, 2022 and $70,062 at September 30, 2021, including interest ranging from 0.00% to 6.03%, final payments due April 2022 through August 2026, secured by equipment.	976,543	1,066,581

Note payable to finance company for insurance premiums financed, due in monthly installments totaling $282,000 in FY 2022 and $272,000 in FY 2021, including interest rate at 3.50%, final payment November 2022.	2,236,362	540,250

Notes payable to bank, due in monthly installments totaling $7,799, including interest at 4.82%, final payment due November 2034 secured by building and property.	893,506	919,017

Notes payable to bank, due in monthly installments totaling $11,602, including interest at 4.25%, final payment due November 2025 secured by building and property, guaranteed by certain directors of the Company.	471,990	530,750

Notes payable to bank, due in monthly installments totaling $98,865, including interest at 4.99%, final payment due September 2022 secured by equipment, guaranteed by certain directors of the Company.	295,138	872,452

Notes payable to David Bolton and Daniel Bolton, due in annual installments totaling $500,000, including interest at 3.25%, final payment due December 31, 2026, unsecured	2,365,000	2,850,000

Notes payable to bank, interest at 4.25% of outstanding balance due monthly between August 2021 and January 2022. Note payments due in monthly installments totaling $68,073, including interest at 4.25%, beginning February 2022 with final payment due January 2026, secured by equipment, guaranteed by certain directors of the Company.	2,886,471	3,000,000

Total debt	12,984,805	17,462,598

Less current maturities	5,105,490	8,441,824

Total long term debt	$7,879,315	$9,020,774

12. ACQUISITIONS

On December 31, 2020, Energy Services completed an asset purchase of West Virginia Pipeline, which became a wholly owned subsidiary of Energy Services that operates as a gas and water distribution contractor primarily in southern West Virginia. Energy Services paid $3.5 million in cash and acquired a $3.0 million seller note with a term of five years with an interest rate of 3.25%. The Company incurred approximately $150,000 in expenses related to the acquisition. West Virginia Pipeline earned revenues of $1.5 million and $3.8 million, respectively, for the three and six months ended March 31, 2022, and $1.2 million for the three and six months ended March 31, 2021.

On April 30, 2021, the Company’s Nitro subsidiary completed an asset purchase of Revolt Energy, Inc. (“Revolt Energy”), a solar installation company located in Nitro, WV for $150,000 in cash. After the acquisition, Revolt Energy began to operate as a division within Nitro. Revolt Energy earned revenues of $468,000 and $725,000, respectively, for the three and six months ended March 31, 2022.

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

On April 29, 2022, Tri-State Paving Acquisition Company ("TSP"), a West Virginia corporation and a newly formed wholly owned subsidiary of the Company, completed the acquisition of Tri-State Paving & Sealcoat, LLC ("Tri-State Paving"), a West Virginia corporation located in Hurricane, WV. TSP acquired substantially all the assets of Tri-State Paving for $7.5 million in cash, a $1.0 million seller note, and $1.0 million in the Company's common stock. TSP will provide utility paving services to water distribution customers in the Charleston, WV, Lexington, KY, and Chattanooga, TN markets. The employees of TSP will be non-union and managed independently from the Company's union subsidiaries.

13. GOODWILL AND INTANGIBLE ASSETS

The Company follows the guidance of ASC 350-20-35-3 Intangibles-Goodwill and Other (Topic 350) which requires a company to record an impairment charge based on the excess of a reporting unit’s carrying amount of goodwill over its fair value. Under the current guidance, companies can first choose to assess any impairment based on qualitative factors (Step 0). If a company fails this test or decides to bypass this step, it must proceed with a two-step quantitative assessment of goodwill impairment. The Company did not have a goodwill impairment at March 31, 2022 or September 30, 2021.

A table of the Company’s goodwill is below:

	September 30,	March 31,
	2021	2022
Beginning balance	$—	$1,814,317
Acquired	1,814,317	—
Impairment	—	—
Ending balance	$1,814,317	$1,814,317

A table of the Company’s intangible assets subject to amortization at March 31, 2022, and September 30, 2021 is below:

			Accumulated				Amortization and
	Remaining Life at		Amortization at	Accumulated	Amortization and	Amortization and	Impairment Six
	March 31,		March 31,	Impairment at	Impairment at	Impairment at	Months Ended	Net Book
Intangible assets:	2022	Original Cost	2022	March 31, 2022	March 31, 2022	September 30, 2021	March 31, 2022	Value
West Virginia Pipeline
Customer Relationships	105 months	$2,209,724	$276,207	$—	$276,207	$165,725	$110,482	$1,933,517
Tradename	105 months	263,584	32,954	—	32,954	19,772	13,182	230,630
Non-competes	9 months	83,203	52,004	—	52,004	31,202	20,802	31,199
Revolt Energy
Employment agreement/non-compete	25 months	100,000	22,223	43,056	65,279	13,889	51,390	34,721
Total intangible assets		$2,656,511	$383,388	$43,056	$426,444	$230,588	$195,856	$2,230,067

The amortization and impairment on identifiable intangible assets for the six months ended March 31, 2022 and 2021 was $195,856 and $0, respectively. The $43,000 intangible impairment charge for the six months ended March 31, 2022, was the result of a mutual parting of ways with a former employee.

Amortization expense associated with the identifiable intangible assets is expected to be as follows:

April 2022-March 2023	$295,199
April 2023-March 2024	264,000
April 2024-March 2025	248,717
April 2025-March 2026	247,332
April 2026-March 2027	247,332
After	927,487
Total	$2,230,067

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

During the six months ended March 31, 2022, the Company entered into two lease agreements of construction equipment for a combined $160,000. The leases have a term of twenty-two months with a stated interest rate of 0%, combined monthly installment payments of $6,645 and are cancellable at any time without penalty. The Company has the right to purchase the equipment at the expiration of the leases by applying the two-month deposit paid. The right-of-use assets and finance lease obligations associated with these lease agreements are included in the consolidated balance sheets within property, plant and equipment and long-term debt, respectively, and do not have a material impact on the Company's financial statements.

The Company rents equipment for use on construction projects with rental agreements being week to week or month to month. Rental expense can vary by fiscal year due to equipment requirements on construction projects and the availability of Company owned equipment. Rental expense, which is included in cost of goods sold on the consolidated statements of income, was $1.6 million and $900,000, respectively, for the three months ended March 31, 2022, and 2021 and $3.5 million and $1.9 million, respectively, for the six months ended March 31, 2022 and 2021.

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

16. SUBSEQUENT EVENTS

On April 29, 2022, Tri-State Paving Acquisition Company ("TSP"), a West Virginia corporation and a newly formed wholly owned subsidiary of the Company, completed the acquisition of Tri-State Paving & Sealcoat, LLC ("Tri-State Paving"), a West Virginia corporation located in Hurricane, WV. TSP acquired substantially all the assets of Tri-State Paving for $7.5 million in cash, a $1.0 million seller note, and $1.0 million in the Company's common stock, which resulted in the issuance of 419,287 new common shares. TSP will provide utility paving services to water distribution customers in the Charleston, WV, Lexington, KY, and Chattanooga, TN markets. The employees of TSP will be non-union and managed independently from the Company's union subsidiaries.

Management has evaluated all subsequent events for accounting and disclosure. There have been no other material events during the period, other than noted above, that would either impact the results reflected in the report or the Company’s results going forward.

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

On February 16, 2022, the stockholders of Energy Services approved the Company's 2022 Equity Incentive Plan (the "Plan"), which provides for the grant of stock-based awards to officers and employees of the Company and its subsidiaries. The maximum number of shares of stock, in the aggregate, that may be granted under the Plan as stock options, restricted stock or restricted stock units is 1,500,000 shares. A description of the material terms of the Plan is contained in the Company's definitive proxy statement for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on January 11, 2022.

On March 23, 2022, the Company's common stock began trading on the Nasdaq Capital Market operated by The Nasdaq Stock Market, LLC under the symbol "ESOA".

On April 29, 2022, Tri-State Paving Acquisition Company ("TSP"), a West Virginia corporation and a newly formed wholly owned subsidiary of the Company, completed the acquisition of Tri-State Paving & Sealcoat, LLC ("Tri-State Paving"), a West Virginia corporation located in Hurricane, WV. TSP acquired substantially all the assets of Tri-State Paving for $7.5 million in cash, a $1.0 million seller note, and $1.0 million in the Company's common stock, which resulted in the issuance of 419,287 new common shares. TSP will provide utility paving services to water distribution customers in the Charleston, WV, Lexington, KY, and Chattanooga, TN markets. The employees of TSP will be non-union and managed independently from the Company's union subsidiaries.

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

A substantial portion of the Company's workforce are union members of various construction related trade unions and are subject to separately negotiated collective bargaining agreements that expire at varying time intervals. The Company believes its relationship with its unionized workforce is good.

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

During the three and six months ended March 31, 2022, the Company had employees test positive for or were exposed to COVID-19; however, it did not have a material effect on the Company’s financial statements. Given the uncertainty regarding the spread of this coronavirus and variants, the related financial impact on the Company’s results of operations, financial position, and liquidity or capital resources cannot be reasonably estimated at this time.

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

Three and Six Months Ended March 31, 2022, and 2021 Overview

The following is an overview of results from operations for the three and six months ended March 31, 2022, and 2021:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2022	2021	2022	2021
Revenue	$35,392,578	$25,605,412	$78,051,703	$57,615,208

Cost of revenues	32,526,959	23,731,889	69,877,711	52,898,626

Gross profit	2,865,619	1,873,523	8,173,992	4,716,582

Selling and administrative expenses	3,417,039	3,823,913	7,049,634	7,419,743
(Loss) income from operations	(551,420)	(1,950,390)	1,124,358	(2,703,161)

Other income (expense)
Interest income	—	4	576	151,769
Other nonoperating expense	(109,810)	(32,887)	(263,238)	(85,510)
Interest expense	(144,932)	(142,993)	(342,491)	(219,510)
Gain on sale of equipment	19,896	479,269	359,792	492,311
	(234,846)	303,393	(245,361)	339,060

(Loss) income before income taxes	(786,266)	(1,646,997)	878,997	(2,364,101)

Income tax (benefit) expense	(200,463)	(335,526)	293,820	(404,968)

Net (loss) income	(585,803)	(1,311,471)	585,177	(1,959,133)

Dividends on preferred stock	-	77,250	-	154,500

Net (loss) income available to common shareholders	$(585,803)	$(1,388,721)	$585,177	$(2,113,633)

Weighted average shares outstanding-basic	16,247,898	13,621,406	16,247,898	13,621,406

Weighted average shares-diluted	16,247,898	13,621,406	16,247,898	13,621,406

(Loss) earnings per share available to common shareholders	$(0.04)	$(0.10)	$0.04	$(0.16)

(Loss) earnings per share-diluted available to common shareholders	$(0.04)	$(0.10)	$0.04	$(0.16)

Results of Operations for the Three and Six Months Ended March 31, 2022, Compared to the Three and Six Months Ended March 31, 2021

Revenues. A table comparing the Company’s revenues for the three and six months ended March 31, 2022, compared to the three and six months ended March 31, 2021, is below:

	Three Months Ended
	March 31, 2022	% of total	March 31, 2021	% of total	Change	% change
Gas & Water Distribution	10,653,194	30.1%	8,605,138	33.6%	2,048,056	23.8%
Gas & Petroleum Transmission	8,534,679	24.1%	3,683,012	14.4%	4,851,667	131.7%
Electrical, Mechanical, and General	16,204,705	45.8%	13,317,262	52.0%	2,887,443	21.7%
Total	35,392,578	100.0%	25,605,412	100.0%	9,787,166	38.2%

	Six Months Ended
	March 31, 2022	% of total	March 31, 2021	% of total	Change	% Change
Gas & Water Distribution	$22,615,228	28.97%	$15,736,777	27.31%	$6,878,451	43.71%
Gas & Petroleum Transmission	19,773,196	25.33%	12,375,604	21.48%	7,397,592	59.78%
Electrical, Mechanical, and General	35,663,279	45.69%	29,502,827	51.21%	6,160,452	20.88%
Total	$78,051,703	100.0%	$57,615,208	100.0%	$20,436,495	35.47%

Total revenues increased by $9.8 million to $35.4 million for the three months ended March 31, 2022, as compared to $25.6 million for the three months ended March 31, 2021. Total revenues increased by $20.5 million to $78.1 million for the six months ended March 31, 2022, as compared to $57.6 million for the six months ended March 31, 2021. The increases were a result of increased work in all categories of business.

Gas & Water Distribution revenues totaled $10.7 million for the three months ended March 31, 2022, a $2.1 million increase from $8.6 million for the three months ended March 31, 2021.  Gas & Water Distribution revenues totaled $22.6 million for the six months ended March 31, 2022, a $6.9 million increase from $15.7 million for the six months ended March 31, 2021.  The revenue increases were primarily related to the Company’s overall commitment to growing this line of business through adding new distribution crews.  Revenues for West Virginia Pipeline were $1.5 million and $3.8 million, respectively, for the three and six months ended March 31, 2022, as compared to $1.2 million for the three and six months ended March 31, 2021. Inclement weather in January and February 2022 had a negative impact on distribution work available during the three months ended March 31, 2022; however, favorable weather conditions during the first quarter of fiscal year 2022 allowed the Company to increase the amount of distribution work performed during the six months ended March 31, 2022, as compared to the same period in the prior year.

Gas & Petroleum Transmission revenues totaled $8.5 million for the three months ended March 31, 2022, a $4.8 million increase from $3.7 million for the three months ended March 31, 2021. Gas & Petroleum Transmission revenues totaled $19.8 million for the six months ended March 31, 2022, a $7.4 million increase from $12.4 million for the six months ended March 31, 2021. The revenue increases were primarily related to transmission work that was awarded due to increased construction opportunities from the Company’s existing transmission clients.

Electrical, Mechanical, & General services and construction revenues totaled $16.2 million for the three months ended March 31, 2022, a $2.9 million increase from $13.3 million for the three months ended March 31, 2021. Electrical, Mechanical, & General services and construction revenues totaled $35.7 million for the six months ended March 31, 2022, a $6.2 million increase from $29.5 million for the six months ended March 31, 2021.  The revenue increases were primarily related to general building and civil construction revenues which increased $3.8 million and $7.8 million, respectively, during the three and six months ended March 31, 2022, as compared to the same periods in the prior year.

Cost of Revenues. A table comparing the Company’s costs of revenues for the three and six months ended March 31, 2022, compared to the three and six months ended March 31, 2021, is below:

	Three Months Ended
	March 31, 2022	% of total	March 31, 2021	% of total	Change	% change
Gas & Water Distribution	$9,198,336	28.3%	$7,240,459	30.5%	$1,957,877	27.0%
Gas & Petroleum Transmission	7,579,234	23.3%	2,767,954	11.7%	4,811,280	173.8%
Electrical, Mechanical, and General	15,321,970	47.1%	12,294,850	51.8%	3,027,120	24.6%
Unallocated Shop Expenses	427,419	1.3%	1,428,626	6.0%	(1,001,207)	-70.1%
Total	$32,526,959	100.0%	$23,731,889	100.0%	$8,795,070	37.06%

	Six Months Ended
	March 31, 2022	% of total	March 31, 2021	% of total	Change	% Change
Gas & Water Distribution	$18,537,881	26.5%	$13,266,741	25.1%	$5,271,140	39.73%
Gas & Petroleum Transmission	17,313,723	24.8%	9,461,680	17.9%	7,852,043	82.99%
Electrical, Mechanical, and General	33,428,694	47.8%	27,474,731	51.9%	5,953,963	21.67%
Unallocated Shop Expenses	597,413	0.9%	2,695,474	5.1%	(2,098,061)	-77.84%
Total	$69,877,711	100.0%	$52,898,626	100.0%	$16,979,085	32.10%

Total cost of revenues increased by $8.8 million to $32.5 million for the three months ended March 31, 2022, as compared to $23.7 million for the three months ended March 31, 2021.  Total cost of revenues increased by $17.0 million to $69.9 million for the six months ended March 31, 2022, as compared to $52.9 million for the six months ended March 31, 2021. The increases were a result of increased work in all categories of business exclusive of unallocated shop expenses.

Gas & Water Distribution cost of revenues totaled $9.2 million for the three months ended March 31, 2022, a $2.0 million increase from $7.2 million for the three months ended March 31, 2021.  Gas & Water Distribution cost of revenues totaled $18.5 million for the six months ended March 31, 2022, a $5.2 million increase from $13.3 million for the six months ended March 31, 2021.  The increases were primarily related to the Company’s overall commitment to growing this line of business through adding new distribution crews. Inclement weather in January and February 2022 had a negative impact on distribution work available during the three months ended March 31, 2022; however, favorable weather conditions during the first quarter of fiscal year 2022 allowed the Company to increase the amount of distribution work performed during the six months ended March 31, 2022, as compared to the same period in the prior year.

Gas & Petroleum Transmission cost of revenues totaled $7.6 million for the three months ended March 31, 2022, a $4.8 million increase from $2.8 million for the three months ended March 31, 2021. Gas & Petroleum Transmission cost of revenues totaled $17.3 million for the six months ended March 31, 2022, a $7.9 million increase from $9.5 million for the six months ended March 31, 2021.  The increases were primarily related to transmission work that was awarded due to increased construction opportunities from the Company’s existing transmission clients.  Legal expenses related to a lawsuit on a transmission project, referenced on page 33, increased by $240,000 and $600,000, respectively, for the three months and six months ended March 31, 2022, as compared to the same periods in the prior year.

Electrical, Mechanical, & General services and construction cost of revenues totaled $15.3 million for the three months ended March 31, 2022, a $3.0 million increase from $12.3 million for the three months ended March 31, 2021.  Electrical, Mechanical, & General services and construction cost of revenues totaled $33.4 million for the six months ended March 31, 2022, a $5.9 million increase from $27.5 million for the six months ended March 31, 2021.  The costs of revenue increases were primarily related to general building and civil construction cost of revenues which increased $3.4 million and $6.8 million, respectively, during the three and six months ended March 31, 2022, as compared to the same periods in the prior year.

Unallocated shop expenses totaled $427,000 for the three months ended March 31, 2022, a $1.0 million decrease from $1.4 million for the three months ended March 31, 2022. Unallocated shop expenses totaled $597,000 for the six months ended March 31, 2022, a $2.1 million decrease from $2.7 million for the six months ended March 31, 2022. The decrease in unallocated shop expenses was due to increased internal equipment charges to projects for the three and six months ended March 31, 2022, as compared to the same periods in the prior year and a focused effort to manage project and shop costs.

Gross Profit. A table comparing the Company’s gross profit for the three and six months ended March 31, 2022, compared to the three and six months ended March 31, 2021, is below:

	Three Months Ended
	March 31, 2022	% of revenue	March 31, 2021	% of revenue	Change	% change
Gas & Water Distribution	$1,454,858	13.7%	$1,364,679	15.9%	$90,179	6.6%
Gas & Petroleum Transmission	955,445	11.2%	915,058	24.8%	40,387	4.4%
Electrical, Mechanical, and General	882,735	5.4%	1,022,412	7.7%	(139,677)	-13.7%
Unallocated Shop Expenses	(427,419)		(1,428,626)		1,001,207	-70.1%
Total	$2,865,619	8.1%	$1,873,523	7.3%	$992,096	53.0%

	Six Months Ended
	March 31, 2022	% of revenue	March 31, 2021	% of revenue	Change	% Change
Gas & Water Distribution	$4,077,347	18.0%	$2,470,036	15.7%	$1,607,311	65.1%
Gas & Petroleum Transmission	2,459,473	12.4%	2,913,924	23.5%	(454,451)	-15.6%
Electrical, Mechanical, and General	2,234,585	6.3%	2,028,096	6.9%	206,489	10.2%
Unallocated Shop Expenses	(597,413)		(2,695,474)		2,098,061	-77.8%
Total	$8,173,992	10.5%	$4,716,582	8.2%	$3,457,410	73.3%

Total gross profit increased by $1.0 million to $2.9 million for the three months ended March 31, 2022, as compared to $1.9 million for the three months ended March 31, 2021. Total gross profit increased by $3.5 million to $8.2 million for the six months ended March 31, 2022, as compared to $4.7 million for the six months ended March 31, 2021.

Gas & Water Distribution gross profit totaled $1.5 million for the three months ended March 31, 2022, a $100,000 increase from $1.4 million for the three months ended March 31, 2021. Gas & Water Distribution gross profit totaled $4.1 million for the six months ended March 31, 2022, a $1.6 million increase from $2.5 million for the six months ended March 31, 2021.  The gross profit increase was primarily related to the Company’s overall commitment to growing this line of business through adding new distribution.  Inclement weather in January and February 2022 had a negative impact on distribution work available during the three months ended March 31, 2022; however, favorable weather conditions during the first quarter of fiscal year 2022 allowed the Company to increase distribution work performed and work more efficiently and productively during the six months ended March 31, 2022, as compared to the same period in the prior year.

Gas & Petroleum Transmission gross profit totaled $955,000 for the three months ended March 31, 2022, a $40,000 increase from $915,000 for the three months ended March 31, 2021.  Gas & Petroleum Transmission gross profit totaled $2.5 million for the six months ended March 31, 2022, a $454,000 decrease from $2.9 million for the six months ended March 31, 2021. The Company’s gross profit on transmission work performed during the three and six months ended March 31, 2022 was impacted by legal expenses related to a lawsuit on a transmission project, referenced on page 33, which increased by $240,000 and $600,000, respectively, for the three months and six months ended March 31, 2022, as compared to the same periods in the prior year.

Electrical, Mechanical, & General services and construction gross profit totaled $883,000 for the three months ended March 31, 2022, a $140,000 decrease from $1.0 million for the three months ended March 31, 2021. Electrical, Mechanical, & General services and construction gross profit totaled $2.2 million for the six months ended March 31, 2022, a $206,000 increase from $2.0 million for the six months ended March 31, 2021.  The decrease for the three months ended March 31, 2022, as compared to the same period in the prior year, was primarily due to a gross loss from a start-up electrical division that will expand the Company’s geographical reach into Michigan.  The increase for the six months ended March 31, 2022, as compared to the same period in the prior year, was primarily related to an increase in gross profit generated by general and civil construction services, partially offset by gross losses generated by start-up mechanical and electrical divisions.

Unallocated shop expenses gross profit totaled ($427,000) for the three months ended March 31, 2022, a $1.0 million increase from ($1.4 million) for the three months ended March 31, 2021. Unallocated shop expenses gross profit totaled ($597,000) for the six months ended March 31, 2022, a $2.1 million increase from ($2.7 million) for the six months ended March 31, 2021. The increase in unallocated shop gross profit was due to increased internal equipment charges to projects for the three and six months ended March 31, 2022, as compared to the same periods in the prior year and a focused effort to manage project and shop costs.

Selling and administrative expenses. Total selling and administrative expenses decreased by $400,000 to $3.4 million for the three months ended March 31, 2022, as compared to $3.8 million for the same period in the prior year.  Total selling and administrative expenses decreased by $370,000 to $7.0 million for the six months ended March 31, 2022, as compared to $7.4 million for the same period in the prior year.

A one-time $651,000 Qualified Non-Elective Contribution (“QNEC”) adjustment to the Company’s 401(k) plan (“Plan”) attributable to the 2021 Plan year increased selling and administrative costs for the three and six months ended March 31, 2021.

Exclusive of the QNEC adjustment, employee compensation decreased by approximately $850,000 for the six months ended March 31, 2022, as compared to the same period in the prior year primarily due to a reduction in incentive compensation and increased labor charges to projects.

Selling and administrative expenses increased by $380,000 and $1.1 million, respectively, for the three and six months ended March 31, 2022, as compared to the same period in the prior year for new business operations acquired or established during fiscal year 2021. These operations did not incur selling and administrative expenses during the full six months ended March 31, 2021.

Interest income. Interest income totaled $4 and $600, respectively, for the three and six months ended March 31, 2022, as compared to $0 and $152,000 for the same periods in the prior year.  The decrease in interest income was primarily due to the timing of recognizing interest earned from the Company’s captive insurance surety deposit.

Interest expense. Interest expense totaled $145,000 for the three months ended March 31, 2022, an increase of $2,000 from $143,000 for the same period in the prior year. Interest expense totaled $343,000 for the six months ended March 31, 2022, an increase of $123,000 from $220,000 for the same period in the prior year. The increase in interest expense was primarily due to the financing of the West Virginia Pipeline acquisition.

Other nonoperating (expense) income. Other nonoperating expense totaled $110,000 for the three months ended March 31, 2022, an increase of $77,000 from $33,000 for the same period in the prior year. Other nonoperating expense totaled $263,000 for the six months ended March 31, 2022, an increase of $177,000 from $86,000 for the same period in the prior year. The increases were primarily related to an increase in intangible asset amortization expense.

Gain on sale of equipment. Gain on sale of equipment totaled $20,000 for the three months ended March 31, 2022, a decrease of $459,000 from $479,000 for the same period in the prior year.  Gain on sale of equipment totaled $360,000 for the six months ended March 31, 2022, a decrease of $132,000 from $492,000 for the same period in the prior year.  The decrease was related to a decrease in equipment sold.

Net (loss) income. Loss before income taxes was ($786,000) for the three months ended March 31, 2022, compared to loss before income taxes of ($1.6 million) for the same period in the prior year. Income before income taxes was $879,000 for the six months ended March 31, 2022, compared to loss before income taxes of ($2.4 million) for the same period in the prior year. The increase in income before income taxes for the three and six months ended March 31, 2022, as compared to the same periods in the prior year, was due to the items mentioned above.

Income tax benefit for the three months ended March 31, 2022, was ($200,000) compared to income tax benefit of ($336,000) for the same period in the prior year. Income tax expense for the six months ended March 31, 2022, was $294,000 compared to income tax benefit of ($405,000) for the same period in the prior year.

The effective income tax rate for the three months ended March 31, 2022, was (25.5) %, as compared to (20.4) % for the same period in the prior year.  The effective income tax rate for the six months ended March 31, 2022, was 33.4%, as compared to (17.1) % for the same period in the prior year. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income and non-deductible expenses.

Per diem paid to employees on construction projects and entertainment expenses are only partially deductible from taxable income and can have a significant impact on the effective tax rate. For the three months ended March 31, 2022, the non-deductible portion of per diem and entertainment expenses resulted in an approximate $106,000 increase in taxable income as compared to $221,000 for the same period in 2021.  For the six months ended March 31, 2022, the non-deductible portion of per diem and entertainment expenses resulted in an approximate $235,000 increase in taxable income as compared to $297,000 for the same period in 2021.

There were no dividends on preferred stock for the three and six months ended March 31, 2022, due to the redemption date on the preferred stock being September 1, 2021.  Dividends on preferred stock for the three and six months ended March 31, 2021, were $77,250 and $154,500, respectively.

Net loss available to common shareholders for the three months ended March 31, 2022, was ($586,000), as compared to ($1.4 million) for the same period in the prior year. Net income available to common shareholders for the six months ended March 31, 2022, was $585,000, as compared to a net loss available to common shareholders of ($2.1 million) for the same period in the prior year.

Comparison of Financial Condition at March 31, 2022, and September 30, 2021

The Company had total assets of $66.4 million at March 31, 2022, a decrease of $3.8 million from the prior fiscal year end balance of $70.2 million.

Accounts receivable, which totaled $16.6 million at March 31, 2022, decreased by $4.5 million from the prior fiscal year end balance of $21.1 million. The decrease was primarily due to the timing of cash collections and project invoicing since September 30, 2021.

Contract assets totaled $7.7 million at March 31, 2022, a decrease of $1.0 million from the prior fiscal year end balance of $8.7 million. The decrease was due to a difference in the timing of project billings at March 31, 2022, compared to September 30, 2021.

Other receivables totaled $49,000 at March 31, 2022, a $494,000 decrease from the prior fiscal year end balance of $543,000. The decrease was primarily due to the receipt of insurance premium refunds receivable.

The Company had property, plant and equipment of $22.6 million at March 31, 2022, a decrease of $372,000 from the prior fiscal year end balance of $23.0 million. The decrease was due to $2.6 million in depreciation expense and net equipment disposals of $200,000, partially offset by $2.4 million in property, plant and equipment acquisitions.

Intangible assets, net totaled $2.2 million at March 31, 2022, a decrease of $196,000 from the prior fiscal year end balance of $2.4 million. The decrease was due to the amortization of intangible assets during the six months ended March 31, 2022.

Prepaid expenses and other totaled $5.3 million at March 31, 2022, an increase of $1.8 million from the prior fiscal year end balance of $3.5 million. The increase was primarily due to prepaid insurance premiums financed for calendar year 2022, partially offset by insurance premiums expensed during the three months ended March 31, 2022.

Retainage receivable totaled $1.9 million at March 31, 2022, a $1.0 million increase from the prior fiscal year end balance of $918,000. The increase was primarily due to more current year projects that require retainages to be withheld.

Cash and cash equivalents totaled $8.4 million at March 31, 2022, an increase of $136,000 from the prior fiscal year end balance of $8.2 million. The increase was primarily due to $7.7 million provided from operating activities, partially offset by $1.2 million in cash payments for redeemed preferred stock, $4.8 million in debt repayments, and a net $1.5 million investment in property and equipment.

Goodwill resulting from the West Virginia Pipeline and Revolt Energy acquisitions totaled $1.8 million at March 31, 2022, unchanged from the prior fiscal year end balance.

The Company had total liabilities of $32.4 million at March 31, 2022, a decrease of $3.1 million from the prior fiscal year end balance of $35.5 million.

Lines of credit and short-term borrowings totaled $2.2 million at March 31, 2022, a decrease of $2.8 million from the prior fiscal year end balance of $5.0 million. The decrease was due to a $4.5 million line of credit repayment, partially offset by $1.7 million of insurance premiums financed, net of repayments.

Long-term debt totaled $10.7 million at March 31, 2022, a decrease of $1.7 million from the prior fiscal year end balance of $12.4 million. The decrease in long-term debt was primarily due to $2.0 million in debt repayments, partially offset by $350,000 in new equipment debt.

Accounts payable totaled $6.8 million at March 31, 2022, a decrease of $439,000 from the prior fiscal year end balance of $7.3 million. The decrease was due to the timing of accounts payable payments as compared to September 30, 2021.

Contract liabilities totaled $4.2 million at March 31, 2022, an increase of $1.0 million from the prior fiscal year end balance of $3.2 million. The increase was due to a difference in the timing of project billings at March 31, 2022, as compared to September 30, 2021.

Accrued expenses and other current liabilities totaled $6.1 million at March 31, 2022, an increase of $522,000 from the prior fiscal year end balance of $5.6 million. The increase was due to the timing of accrued expense payments, as compared to September 30, 2021.

Deferred tax liabilities totaled $2.3 million at March 31, 2022, an increase of $232,000 from the prior fiscal year end balance of $2.0 million. The increase was primarily related to the reduction of the net operating loss carry forward during the six months ended March 31, 2022.

Shareholders’ equity was $34.0 million at March 31, 2022, a decrease of $625,000 from the prior fiscal year end balance of $34.6 million. The decrease was due to $1.2 million in preferred stock redemption payments, partially offset by the net income available to common shareholders of $585,000 for the six months ended March 31, 2022.

Liquidity and Capital Resources

Indebtedness

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 monthly. The interest rate on this loan agreement is 4.82% with monthly payments of $7,800. The interest rate on this note is subject to change from time to time based on changes in The U.S. Treasury yield, adjusted to a constant maturity of three years as published by the Federal Reserve weekly. As of March 31, 2022, the Company had made principal payments of $306,000. The loan is collateralized by the building purchased under this agreement.

On November 13, 2015, the Company entered into a 10-year $1.1 million loan agreement with United Bank, Inc. to purchase the fabrication shop and property Nitro had previously been leasing for $12,900 each month. The interest rate on the loan agreement is 4.25% with monthly payments of $11,602. As of March 31, 2022, the Company had made principal payments of $628,000. The loan is collateralized by the building and property purchased under this agreement.

On June 28, 2017, the Company entered into a $5.0 million Non-Revolving Note agreement with United Bank, Inc. This five-year agreement gave the Company access to a $5.0 million line of credit (“Equipment Line of Credit 2017”), specifically for the purchase of equipment, for a period of three months with an interest rate of 4.99%.  After three months, all borrowings against the Equipment Line of Credit 2017 were converted to a five-year term note agreement with an interest rate of 4.99% with monthly payments of $98,865. As of March 31, 2022, the Company had borrowed $5.0 million against this note and made principal payments of $4.7 million. The loan is collateralized by the equipment purchased under this agreement.

On December 31, 2020, West Virginia Pipeline Acquisition Company, later renamed West Virginia Pipeline, Inc., entered into a $3.0 million sellers’ note agreement with David and Daniel Bolton for the remaining purchase price of West Virginia Pipeline, Inc. For the purchase price allocation, the $3.0 million note had a fair value of $2.85 million. As part of the $6.35 million acquisition price, the Company paid $3.5 million in cash in addition to the note. The unsecured five-year term note requires annual payments of at least $500,000 with a fixed interest rate of 3.25% on the $3.0 million sellers’ note, which equates to 5.35% on the carrying value of the note. As of March 31, 2022, the Company had made annual installment payments of $500,000, interest payments of $129,000 and expensed $37,500 in accreted interest.

On January 4, 2021, the Company entered into a $3.0 million Non-Revolving Note agreement with United Bank, Inc. This five-year agreement gave the Company access to a $3.0 million line of credit (“Equipment Line of Credit 2021”), specifically for the purchase of equipment, for a period of twelve months with a variable interest rate initially established at 4.25% as based on the Prime Rate as published by The Wall Street Journal. After twelve months, all borrowings against the Equipment Line of Credit 2021 were converted to a four-year term note agreement with a variable interest rate initially established at 4.25%.  The loan is collateralized by the equipment purchased under this agreement. As of March 31, 2022, the Company borrowed $3.0 million against this line of credit with monthly payments of $68,073 that started in February 2022.  The Company has made principal payments of $114,000 on this note as of March 31, 2022.

On April 2, 2021, the Company entered into a $3.5 million Non-Revolving Note agreement with United Bank, Inc. This five-year agreement repaid the outstanding $3.5 million line of credit that was used for the down payment on the West Virginia Pipeline acquisition. This loan has monthly installment payments of $64,853 and has a variable interest rate initially established at 4.25% as based on the Prime Rate as published by The Wall Street Journal. The loan is collateralized by the Company’s equipment and receivables. As of March 31, 2022, the Company had made principal payments of $640,000.

Operating Line of Credit

On August 3, 2021, the Company received a one-year extension on its line of credit (“Operating Line of credit (2021)”) effective June 28, 2021. The $15.0 million revolving line of credit has a $12.5 million component and a $2.5 million component, each with separate borrowing requirements.  The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%.  Based on the borrowing base calculation, the Company was able to borrow up to $9.4 million and had no borrowings on the line of credit as of March 31, 2022.  The interest rate at March 31, 2022, was 4.99%.  Based on the borrowing base calculation, the Company was able to borrow up to $12.2 million as of September 30, 2021.  The Company had $4.5 million in borrowings on the line of credit, leaving $7.7 million available on the line of credit as of September 30, 2021. The interest rate at September 30, 2021, was 4.99%.

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

The Company believes it was in compliance with all covenants for the $12.5 million and $2.5 million components of Operating Line of Credit (2021) at March 31, 2022.

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

During the six months ended March 31, 2022, the Company entered into two lease agreements of construction equipment for a combined $160,000. The leases have a term of twenty-two months with a stated interest rate of 0%, combined monthly installment payments of $6,645 and are cancellable at any time without penalty. The Company has the right to purchase the equipment at the expiration of the leases by applying the two-month deposit paid. The right-of-use assets and finance lease obligations associated with these lease agreements are included in the consolidated balance sheets within property, plant and equipment and long-term debt, respectively, and do not have a material impact on the Company’s financial statements.

The Company rents equipment for use on construction projects with rental agreements being week to week or month to month.  Rental expense can vary by fiscal year due to equipment requirements on construction projects and the availability of Company owned equipment.  Rental expense, which is included in cost of goods sold on the consolidated statements of income, was $3.5 million and $1.9 million for the six months ended March 31, 2022, and 2021, respectively.

Letters of Credit

Certain customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors and vendors on various customer projects. At March 31, 2022, the Company did not have any letters of credit outstanding.

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

The ability to obtain bonding for future contracts is an important factor in the contracting industry with respect to the type and number of contracts that can be bid. Depending upon the size and conditions of a contract, the Company may be required to post letters of credit or other collateral in favor of the insurer. Posting of these letters or other collateral will reduce our borrowing capabilities. The Company does not anticipate any claims against outstanding performance bonds in the foreseeable future. At March 31, 2022, the Company had $39.9 million in performance bonds outstanding.

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

Please see the tables below for customers that represent 10.0% or more of the Company’s revenue or accounts receivable net of retention for the six months ended March 31, 2022, and 2021:

	Six Months Ended
Revenue	March 31, 2022	March 31, 2021
TransCanada Corporation	14.7%	10.0%
All other	85.3%	90.0%
Total	100.0%	100.0%

* Less than 10.0% and included in “All other” if applicable

	At
Accounts receivable net of retention	March 31, 2022	March 31, 2021
Mountaineer Gas Company	*	11.6%
All other	100.0%	88.4%
Total	100.0%	100.0%

* Less than 10.0% and included in “All other” if applicable

Litigation

In February 2018, the Company filed a lawsuit against a former customer (“Defendant”) in the United States District Court for the Western District of Pennsylvania. The lawsuit is related to a dispute over work performed on a pipeline construction project. On November 9, 2021, the Company was awarded $5.8 million, none of which has been recognized in the Company’s consolidated financial statements.  The Defendant filed motions to request a new trial or a renewed judgement as a matter of law. All counter motions, and replies related to the previously mentioned motions have been filed with the court as of May 12, 2022. The Company anticipates that a final judgement order will be issued in the third calendar quarter of 2022. A party to a civil lawsuit usually has 30 days from the entry of judgment to file a notice of appeal.

On November 12, 2021, the Company received a withdrawal liability claim from a pension plan to which the Company made pension contributions for union construction employees performing covered work in a particular jurisdiction.  The Company has not performed covered work in their jurisdiction since 2011; however, the Company disagrees with the withdrawal claim and believes it is covered by an exemption under federal law.  The demand called for thirty-four quarterly installment payments of $41,000 starting December 15, 2021.  The Company must comply with the demand under federal pension law; however, the Company firmly believes no withdrawal liability exists and plans to seek arbitration to resolve the matter.  If successfully arbitrated, the Company expects to receive repayment of all installment payments made, currently included within prepaid assets in the accompanying consolidated balance sheets.

Other than described above, at March 31, 2022, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.  At March 31, 2022, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 each month.  The interest rate on the loan agreement is 4.82% with monthly payments of $7,800. As of March 31, 2022, the Company had paid approximately $306,000 in principal and approximately $373,000 in interest since the beginning of the loan. Mr. Douglas Reynolds, President of Energy Services, was a director and secretary of First Bank of Charleston. Mr. Samuel Kapourales, a director of Energy Services, was also a director of First Bank of Charleston. On October 15, 2018, First Bank of Charleston was merged into Premier Bank, Inc., a wholly owned subsidiary of Premier Financial Bancorp, Inc. Mr. Marshall Reynolds, Chairman of the Board of Energy Services, held the same position with Premier Financial Bancorp Inc. Mr. Douglas Reynolds is the president and a director of Energy Services and was a director of Premier Financial Bancorp, Inc. On September 17, 2021, Peoples Bancorp, Inc., parent company of Peoples Bank, completed an acquisition of Premier Financial Bancorp, Inc. and its wholly owned subsidiaries, Premier Bank and Citizens Deposit Bank & Trust.  On October 26, 2021, Mr. Douglas Reynolds was elected a director of Peoples Bancorp, Inc., and its subsidiary Peoples Bank.

On December 31, 2020, West Virginia Pipeline Acquisition Company, later renamed West Virginia Pipeline, Inc., entered into a $3.0 million sellers’ note agreement with David and Daniel Bolton for the remaining purchase price of West Virginia Pipeline, Inc. For the purchase price allocation, the $3.0 million note had a fair value of $2.85 million. As part of the $6.35 million acquisition price, the Company paid $3.5 million in cash in addition to the note. The unsecured five-year term note requires annual payments of at least $500,000 with a fixed interest rate of 3.25% on the $3.0 million sellers’ note, which equates to 5.35% on the carrying value of the note. As of March 31, 2022, the Company had made annual installment payments of $500,000, interest payments of $129,000 and expensed $37,500 in accreted interest.

Other than mentioned above, there were no new material related party transactions entered into during the six months ended March 31, 2022.

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

Inflation

Most significant project materials, such as pipe or electrical wire, are provided by the Company’s customers. The Company did experience costs increases on materials for fire protection projects, which had been bid several months prior, during the three months and six months ended March 31, 2022. While significant to those smaller projects, the costs increases were immaterial to the overall operations of the Company. When possible, the Company attempts to lock in pricing with vendors and include qualifications regarding material costs increases in bids. Significant inflation or supply chain issues could cause customers to delay or cancel planned projects; however, inflation did not have a significant effect on our results for the three and six months ended March 31, 2022, and 2021.

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

The following table presents our costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings at March 31, 2022, and September 30, 2021:

	March 31, 2022	September 30, 2021
Costs incurred on contracts in progress	$71,768,426	$64,903,618
Estimated earnings, net of estimated losses	10,841,378	13,280,334
	82,609,804	78,183,952
Less billings to date	79,125,386	72,606,840
	$3,484,418	$5,577,112

Costs and estimated earnings in excess of billed on uncompleted contracts	$7,697,889	$8,730,402

Less billings in excess of costs and estimated earnings on uncompleted contracts	4,213,471	3,153,290

	$3,484,418	$5,577,112

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

Materially incorrect estimates of bad debt reserves could result in an unexpected loss in profitability for the Company. Additionally, frequently changing reserves could be an indication of risky or unreliable customers. At March 31, 2022 and September 30, 2021, the management review deemed that the allowance for doubtful accounts was adequate.

Please see the allowance for doubtful accounts table below:

	March 31, 2022	September 30, 2021

Balance at beginning of period	$70,310	$70,310
Charged to expense	—	—
Deductions for uncollectible receivables written off, net of recoveries	—	—
Balance at end of year period	$70,310	$70,310

Impairment of goodwill and intangible assets

The Company follows the guidance of ASC 350-20-35-3 Intangibles-Goodwill and Other (Topic 350) which requires a company to record an impairment charge based on the excess of a reporting unit’s carrying amount of goodwill over its fair value. Under the current guidance, companies can first choose to assess any impairment based on qualitative factors (Step 0). If a company fails this test or decides to bypass this step, it must proceed with a two-step quantitative assessment of goodwill impairment. The Company did not have a goodwill impairment at March 31, 2022.

Materially incorrect estimates could cause an impairment to goodwill or intangible assets and result in a loss in profitability for the Company.

A table of the Company’s intangible assets subject to amortization is below:

							Amortization and
			Accumulated				Impairment Six
	Remaining Life at		Amortization at	Accumulated	Amortization and	Amortization and	Months Ended
	March 31,		March 31,	Impairment at	Impairment at	Impairment at	March 31,	Net Book
Intangible assets:	2022	Original Cost	2022	March 31, 2022	March 31, 2022	September 30, 2021	2022	Value

West Virginia Pipeline
Customer Relationships	105 months	$2,209,724	$276,207	$—	$276,207	$165,725	$110,482	$1,933,517
Tradename	105 months	263,584	32,954	—	32,954	19,772	13,182	230,630
Non-competes	9 months	83,203	52,004	—	52,004	31,202	20,802	31,199

Revolt Energy
Employment agreement/non-compete	25 months	100,000	22,223	43,056	65,279	13,889	51,390	34,721

Total intangible assets		$2,656,511	$383,388	$43,056	$426,444	$230,588	$195,856	$2,230,067

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

The Company’s depreciation expense for the six months ended March 31, 2022, and 2021 was $2.6 million and $2.2 million, respectively. In general, depreciation is included in “cost of revenues” on the Company’s consolidated statements of income.

Materially incorrect estimates of depreciation and/or the useful lives of assets could significantly impact the value of property, plant, and equipment on the Company’s consolidated financial statements. A material over valuation could result in impairment charges and reduced profitability for the Company.

Income Taxes

The Company’s income tax expense and deferred tax assets and liabilities reflect management’s best estimate of current and future taxes to be paid. Significant judgments and estimates are required in the determination of the consolidated income tax expense. The Company’s provision for income taxes is computed by applying a federal rate of 21.0% and a state rate of 6.0%.

Permanent income tax differences result in an increase or decrease to taxable income and impact the Company’s effective tax rates, which were (25.5%) and (20.4%) for the three months ended March 31, 2022, and 2021, respectively.  The effective income tax rate for the six months ended March 31, 2022, was 33.4%, as compared to (17.1) % for the same period in the prior year.  Our tax rate is affected by recurring items, such as non-deductible portions of per diem paid to construction personnel, which we expect to be fairly consistent in the near term. For the three months ended March 31, 2022, the non-deductible portion of per diem and entertainment expenses resulted in an approximate $106,000 increase in taxable income as compared to $221,000 for the same period in the prior year.  For the six months ended March 31, 2022, the non-deductible portion of per diem and entertainment expenses resulted in an approximate $235,000 increase in taxable income as compared to $297,000 for the same period in the prior year.  Our tax estimates are also affected by discrete items that may occur in any given year but are not consistent from year to year.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. At March 31, 2022, the Company had a net deferred income tax liability of $2.3 million as compared to $2.0 million at September 30, 2021.  The Company’s deferred income tax liabilities at March 31, 2022, was $4.4 million and primarily related to depreciation on property and equipment.  The Company’s deferred income tax assets at March 31, 2022, was $2.1 million and primarily related to a net operating loss (“NOL”) carryforward.  The Company believes that it is more likely than not that all NOL carryforwards will be realized.

New Accounting Pronouncements

On October 28, 2021, the FASB released ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”. The amendments of this ASU require entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The amendments are effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022. For all other entities they are effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023.  Entities should apply the amendments prospectively to business combinations that occur after the effective date. Early adoption is permitted, including in any interim period, for public business entities for periods for which financial statements have not yet been issued, and for all other entities for periods for which financial statements have not yet been made available for issuance. The Company is currently assessing the effect that ASU 2021-08 will have on their results of operations, financial position and cash flows; however, the Company does not expect a significant impact.

The FASB recently issued ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance”, which aims to provide increased transparency by requiring business entities to disclose information about certain types of government assistance they receive in the notes to the financial statements. Entities are required to provide the new disclosures prospectively for all transactions with a government entity that are accounted for under either a grant or a contribution accounting model and are reflected in the financial statements at the date of initially applying the new amendments, and to new transactions entered into after that date. Retrospective application of the guidance is permitted. The guidance in ASU 2021-10 is effective for financial statements of all entities, including private companies, for annual periods beginning after December 15, 2021, with early application permitted. ASU 2021-10 has not become effective for the Company; however, a significant impact is not expected.

Subsequent Events

On April 29, 2022, Tri-State Paving Acquisition Company ("TSP"), a West Virginia corporation and a newly formed wholly owned subsidiary of the Company, completed the acquisition of Tri-State Paving & Sealcoat, LLC ("Tri-State Paving"), a West Virginia corporation located in Hurricane, WV. TSP acquired substantially all the assets of Tri-State Paving for $7.5 million in cash, a $1.0 million seller note, and $1.0 million in the Company's common stock, which resulted in the issuance of 419,287 new common shares. TSP will provide utility paving services to water distribution customers in the Charleston, WV, Lexington, KY, and Chattanooga, TN markets. The employees of TSP will be non-union and managed independently from the Company's union subsidiaries.

Management has evaluated all subsequent events for accounting and disclosure.  There have been no other material events during the period, other than noted above, that would either impact the results reflected in the report or the Company’s results going forward.

Outlook

The following statements are based on current expectations. These statements are forward looking, and actual results may differ materially.

As a contractor providing electrical, mechanical, HVAC/R and underground piping installation and maintenance services to customers in the petroleum, natural gas, public utilities and power industries, the Company and its subsidiaries are considered an “Essential Business” in the various states in which it operates. Given the uncertainty regarding the spread of COVID-19, the related financial impact on the Company’s results of operations, financial position, and liquidity or capital resources cannot be reasonably estimated at this time.  The Company was not significantly impacted by COVID-19 during the three and six months ended March 31, 2022.

Transmission pipeline construction opportunities have increased compared to fiscal year 2021 and the Company has been successful in securing several transmission projects for fiscal year 2022. The Company is also experiencing a greater demand for its gas and water distribution services. Several potentially significant electrical and mechanical projects have been delayed until the Company’s third and fourth fiscal quarter; however, electrical, mechanical, and general construction opportunities have increased in fiscal year 2022. The Company’s backlog at March 31, 2022, was $120.3 million, as compared to $61.2 million and $72.2 million at March 31, 2021, and September 30, 2021, respectively.  While adding additional projects appears likely, no assurances can be given that the Company will be successful in bidding on projects that become available.  Moreover, even if the Company obtains contracts, there can be no guarantee that the projects will go forward.

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

There has been no change in Energy Services of America Corporation’s internal control over financial reporting during Energy Services of America Corporation’s second quarter of fiscal year 2022 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

In February 2018, the Company filed a lawsuit against a former customer (“Defendant”) in the United States District Court for the Western District of Pennsylvania. The lawsuit is related to a dispute over work performed on a pipeline construction project. On November 9, 2021, the Company was awarded $5.8 million, none of which has been recognized in the Company’s financial statements.  The Defendant filed motions to request a new trial or a renewed judgement as a matter of law. All counter motions, and replies related to the previously mentioned motions have been filed with the court as of May 12, 2022. The Company anticipates that a final judgement order will be issued in the third calendar quarter of 2022. A party to a civil lawsuit usually has 30 days from the entry of judgment to file a notice of appeal.

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

Other than described above, at March 31, 2022, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At March 31, 2022, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. Risk Factors

Please see the information disclosed in the “Risk Factors” section of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on December 29, 2021. There have been no material changes to the risk factors since the filing of the Annual Report on Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There have been no unregistered sales of equity securities during the period covered by the report.
(b)	None.
(c)	There were no repurchases of Energy Services of America Corporation’s shares of its common stock during the three and six months ended March 31, 2022.

ITEM 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY SERVICES OF AMERICA CORPORATION

Date: May 12, 2022	By:	/s/ Douglas V. Reynolds
Douglas V. Reynolds
Chief Executive Officer

Date: May 12, 2022	By:	/s/ Charles P. Crimmel
Charles P. Crimmel
Chief Financial Officer