Form 10-Q
period 2022-06-30
Energy Services of America CORP
filed 2022-08-15
CIK 1357971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022.

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

As of August 12, 2022, there were 16,667,185 outstanding shares of the Registrant’s Common Stock.

Part 1. Financial Information

Item 1. Financial Statements (Unaudited):

Energy Services of America Corporation

Consolidated Balance Sheets

	June 30,	September 30,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$5,395,397	$8,226,739
Accounts receivable-trade	24,178,711	21,092,517
Allowance for doubtful accounts	(70,310)	(70,310)
Retainage receivable	3,139,114	917,526
Other receivables	53,557	543,328
Contract assets	11,937,080	8,730,402
Prepaid expenses and other	4,469,924	3,541,000
Total current assets	49,103,473	42,981,202

Property, plant and equipment, at cost	70,120,945	61,145,705
less accumulated depreciation	(40,560,524)	(38,195,686)
Total fixed assets	29,560,421	22,950,019

Right-of-use assets-operating lease	348,002	—
Intangible assets, net	4,010,557	2,425,923
Goodwill	4,087,554	1,814,317

Total assets	$87,110,007	$70,171,461

Liabilities and shareholders’ equity
Current liabilities
Current maturities of long-term debt	$4,331,308	$3,401,574
Lines of credit and short term borrowings	3,508,341	5,040,250
Accounts payable	11,335,924	7,285,392
Accrued expenses and other current liabilities	7,828,858	5,599,702
Contract liabilities	6,014,875	3,153,290
Income tax payable	100,000	—
Total current liabilities	33,119,306	24,480,208

Long-term debt, less current maturities	14,429,759	9,020,774
Deferred tax liability	2,878,649	2,033,433
Total liabilities	50,427,714	35,534,415

Shareholders’ equity

Preferred stock, $.0001 par value Authorized 1,000,000 shares, none issued at June 30, 2022 and 206 issued at September 30, 2021	—	—

Common stock, $.0001 par value Authorized 50,000,000 shares, 17,885,615 issued and 16,667,185 outstanding at June 30, 2022 and 14,839,836 issued and 13,621,406 outstanding at September 30, 2021	1,789	1,484

Treasury stock, 1,218,430 shares at June 30, 2022 and September 30, 2021	(122)	(122)

Additional paid in capital	60,508,350	60,670,699
Retained deficit	(23,827,724)	(26,035,015)

Total shareholders’ equity	36,682,293	34,637,046

Total liabilities and shareholders’ equity	$87,110,007	$70,171,461

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Income

Unaudited

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Revenue	$51,171,939	$25,285,951	$129,223,642	$82,901,159

Cost of revenues	44,754,346	22,580,340	114,632,057	75,478,966

Gross profit	6,417,593	2,705,611	14,591,585	7,422,193

Selling and administrative expenses	3,821,043	3,207,864	10,870,677	10,627,607
Income (loss) from operations	2,596,550	(502,253)	3,720,908	(3,205,414)

Other income (expense)
Interest income	—	108	576	151,877
Paycheck Protection Program loan forgiveness	—	9,799,100	—	9,799,100
Other nonoperating expense	(174,957)	(35,833)	(438,195)	(121,343)
Interest expense	(206,394)	(136,995)	(548,885)	(356,505)
Gain on sale of equipment	58,311	135,269	418,103	627,580
	(323,040)	9,761,649	(568,401)	10,100,709

Income before income taxes	2,273,510	9,259,396	3,152,507	6,895,295

Income tax (benefit) expense	651,396	(53,844)	945,216	(458,812)

Net income	1,622,114	9,313,240	2,207,291	7,354,107

Dividends on preferred stock	—	77,250	—	231,750

Net income available to common shareholders	$1,622,114	$9,235,990	$2,207,291	$7,122,357

Weighted average shares outstanding-basic	16,449,829	13,621,406	16,270,499	13,621,406

Weighted average shares outstanding-diluted	16,449,829	17,089,722	16,270,499	17,089,722

Earnings per share available to common shareholders	$0.10	$0.68	$0.14	$0.52

Earnings per share-diluted available to common shareholders	$0.10	$0.54	$0.14	$0.42

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Cash Flows

Unaudited

	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
	2022	2021
Cash flows from operating activities:

Net income	$2,207,291	$7,354,107
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	4,006,663	3,469,723
Paycheck Protection Program loan forgiveness	—	(9,799,100)
Gain on sale of equipment	(418,103)	(627,580)
Provision for deferred taxes	845,216	(717,269)
Amortization of intangible assets	307,698	—
Amortization of right-of-use assets	17,377	—
Accreted interest on note payable	27,326	—
(Increase) decrease in contracts receivable	(3,086,194)	3,936,155
(Increase) decrease in retainage receivable	(2,221,588)	1,475,863
Decrease (increase) in other receivables	489,771	(1,103,499)
Increase in contract assets	(3,206,678)	(674,444)
Decrease (increase) in prepaid expenses and other	2,424,047	(775,505)
Increse (decrease) in accounts payable	4,050,532	(2,107,138)
Increase (decrease) in accrued expenses and other current liabilities	2,229,419	(1,085,299)
Increase (decrease) in contract liabilities	2,861,585	(1,223,272)
Increase in income taxes payable	100,000	50,000
Net cash provided by (used in) operating activities	10,634,362	(1,827,258)

Cash flows from investing activities:
Acquisition of Revolt Energy	—	(150,000)
Acquisition of West Virginia Pipeline, net of cash received of $250,000	—	(3,250,000)
Investment in property and equipment	(4,671,687)	(7,385,469)
Proceeds from sales of property and equipment	643,603	693,291
Net cash used in investing activities	(4,028,084)	(10,092,178)

Cash flows from financing activities:
Preferred stock redemption	(1,210,525)	—
Preferred dividends paid	—	(309,000)
Borrowings on lines of credit and short term debt, net of (repayments)	(4,884,880)	5,335,542
Principal payments on long term debt	(3,342,215)	(2,053,278)
Net cash (used in) provided by financing activities	(9,437,620)	2,973,264

Decrease in cash and cash equivalents	(2,831,342)	(8,946,172)
Cash and cash equivalents beginning of period	8,226,739	11,216,820
Cash and cash equivalents end of period	$5,395,397	$2,270,648

Supplemental schedule of noncash investing and financing activities:
Purchases of property & equipment under financing agreements	$461,784	$349,139
Prepaid insurance premiums financed	$3,352,971	$3,213,402
Note payable to finance West Virginia Pipeline acquisition	$—	$3,000,000
Note payable to refinance short-term borrowing	$—	$3,500,000
Accrued dividends on preferred stock	$—	$231,750
Debt assumed in acquisitions	$390,445	$205,829
Sellers' note Tri-State Paving acquisition	$936,000	$—
Note payable to finance Tri-State Paving acquisition	$7,500,000	$—
Common stock issued to finance Tri-State Paving acquisition	$1,048,218	$—
Par value of common stock issued from preferred stock coversion	$263	$—
Operating lease right-of-use assets obtained in exchange for lease liability	$365,379	$—

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$548,885	$356,505
Income taxes	$6,706	$229,611

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Changes in Shareholders’ Equity

For the nine months ended June 30, 2022 and 2021

						Total
	Common Stock		Additional Paid	Retained	Treasury	Shareholders'
	Shares	Amount	in Capital	Deficit	Stock	Equity

Balance at September 30, 2021	13,621,406	$1,484	$60,670,699	$(26,035,015)	$(122)	$34,637,046

Net income	—	—	—	1,170,980	—	1,170,980

Preferred share redemption, net of accrued dividends at September 30, 2021	—	—	(1,210,525)	—	—	(1,210,525)

Preferred share conversion	2,626,492	263	—	—	—	263

Balance at December 31, 2021	16,247,898	$1,747	$59,460,174	$(24,864,035)	$(122)	$34,597,764

Net loss	—	—	—	(585,803)	—	(585,803)

Balance at March 31, 2022	16,247,898	$1,747	$59,460,174	$(25,449,838)	$(122)	$34,011,961

Net income	—	—	—	1,622,114	—	1,622,114

Shares issued for Tri-State Paving acquisition	419,287	42	1,048,176	—	—	1,048,218
Balance at June 30, 2022	16,667,185	$1,789	$60,508,350	$(23,827,724)	$(122)	$36,682,293

						Total
	Common Stock		Additional Paid	Retained	Treasury	Shareholders’
	Shares	Amount	in Capital	Deficit	Stock	Equity
Balance at September 30, 2020	13,621,406	$1,484	$60,670,699	$(34,848,032)	$(122)	$25,824,029

Net loss	—	—	—	(647,662)	—	(647,662)

Accrued preferred dividends	—	—	—	(77,250)	—	(77,250)

Preferred share conversion	—	—	—	—	—	—
Balance at December 31, 2020	13,621,406	$1,484	$60,670,699	$(35,572,944)	$(122)	$25,099,117

Net loss	—	—	—	(1,311,471)	—	(1,311,471)

Accrued preferred dividends	—	—	—	(77,250)	—	(77,250)

Preferred share conversion	—	—	—	—	—	—

Balance at March 31, 2021	13,621,406	$1,484	$60,670,699	$(36,961,665)	$(122)	$23,710,396

Net income	—	—	—	9,313,240	—	9,313,240

Accrued preferred dividends	—	—	—	(77,250)	—	(77,250)
Balance at June 30, 2021	13,621,406	$1,484	$60,670,699	$(27,725,675)	$(122)	$32,946,386

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

Tri-State Paving & Sealcoating, Inc. (“TSP” or “Tri-State Paving”), acquired on April 29, 2022, is a wholly owned subsidiary of Energy Services that provides utility paving services to water distribution customers in the Charleston, West Virginia, Lexington, Kentucky, and Chattanooga, Tennessee markets. The employees of TSP are non-union and are managed independently from the Company’s union subsidiaries.

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto for the years ended September 30, 2021, and 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on December 29, 2021. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to the interim financial reporting rules and regulations of the SEC. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and nine months ended June 30, 2022, and 2021 are not necessarily indicative of the results to be expected for the full year or any other interim period.

Principles of Consolidation

The consolidated financial statements of Energy Services include the accounts of Energy Services, its wholly owned subsidiaries West Virginia Pipeline, SQP, TSP, and C.J. Hughes and its subsidiaries, Contractors Rental, Nitro, and Pinnacle. All significant intercompany accounts and transactions have been eliminated in the consolidation. Unless the context requires otherwise, references to Energy Services include Energy Services, West Virginia Pipeline, SQP, TSP, and C.J. Hughes and its subsidiaries.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Please refer to Note 2 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended September 30, 2021, for a more detailed discussion of our significant accounting policies. There were no material changes to these critical accounting policies during the three and nine months ended June 30, 2022.

3.  REVENUE RECOGNITION

Our revenue is primarily derived from construction contracts that can span several quarters. We recognize revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606” or “Topic 606”), which provides for a five-step model for recognizing revenue from contracts with customers as follows:

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

4.  DISAGGREGATION OF REVENUE

The Company disaggregates revenue based on the following lines of service: (1) Gas & Water Distribution, (2) Gas & Petroleum Transmission, and (3) Electrical, Mechanical, & General services and construction. Our contract types are: Lump Sum, Unit Price, Cost Plus and Time and Materials (“T&M”). The following tables present our disaggregated revenue for the three and nine months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022
			Electrical,
	Gas & Water	Gas & Petroleum	Mechanical, and	Total revenue
	Distribution	Transmission	General	from contracts
Lump sum contracts	$—	$—	$13,033,786	$13,033,786
Unit price contracts	13,667,005	15,443,917	—	29,110,922
Cost plus and T&M contracts	—	—	9,027,231	9,027,231
Total revenue from contracts	$13,667,005	$15,443,917	$22,061,017	$51,171,939

Earned over time	$3,315,407	$15,443,917	$21,269,782	$40,029,106
Earned at point in time	10,351,598	—	791,235	11,142,833
Total revenue from contracts	$13,667,005	$15,443,917	$22,061,017	$51,171,939

	Three Months Ended June 30, 2021
			Electrical,
	Gas &Water	Gas & Petroleum	Mechanical, and	Total revenue
	Distribution	Transmission	General	from contracts
Lump sum contracts	$—	$—	$6,622,372	$6,622,372
Unit price contracts	11,645,327	1,967,647	—	13,612,974
Cost plus and T&M contracts	135,659	—	4,914,946	5,050,605
Total revenue from contracts	$11,780,986	$1,967,647	$11,537,318	$25,285,951

Earned over time	$10,783,990	$1,967,647	$11,283,091	$24,034,728
Earned at point in time	996,996	—	254,227	1,251,223
Total revenue from contracts	$11,780,986	$1,967,647	$11,537,318	$25,285,951

	Nine Months Ended June 30, 2022
			Electrical,
	Gas & Water	Gas & Petroleum	Mechanical, and	Total revenue
	Distribution	Transmission	General	from contracts
Lump sum contracts	$—	$—	$32,918,955	$32,918,955
Unit price contracts	36,282,234	35,217,113	—	71,499,347
Cost plus and T&M contracts	—	—	24,805,340	24,805,340
Total revenue from contracts	$36,282,234	$35,217,113	$57,724,295	$129,223,642

Earned over time	$17,263,257	$35,217,113	$55,768,374	$108,248,744
Earned at point in time	19,018,977	—	1,955,921	20,974,898
Total revenue from contracts	$36,282,234	$35,217,113	$57,724,295	$129,223,642

	Nine Months Ended June 30, 2021
			Electrical,
	Gas & Water	Gas & Petroleum	Mechanical, and	Total revenue
	Distribution	Transmission	General	from contracts
Lump sum contracts	$—	$—	$26,305,242	$26,305,242
Unit price contracts	26,961,292	13,134,007	—	40,095,299
Cost plus and T&M contracts	556,471	1,209,244	14,734,903	16,500,618
Total revenue from contracts	$27,517,763	$14,343,251	$41,040,145	$82,901,159

Earned over time	$20,638,965	$13,134,007	$40,339,679	$74,112,651
Earned at point in time	6,878,798	1,209,244	700,466	8,788,508
Total revenue from contracts	$27,517,763	$14,343,251	$41,040,145	$82,901,159

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

During the three and nine months ended June 30, 2022, the Company recognized revenue of $328,000 and $2.6 million, respectively, that was included in the contract liability balance at September 30, 2021.

Accounts receivable-trade, net of allowance for doubtful accounts, retentions receivable, contract assets and contract liabilities consisted of the following:

	June 30, 2022	September 30, 2021	Change

Accounts receivable-trade, net of allowance for doubtful accounts	$24,108,401	$21,022,207	$3,086,194

Contract assets
Cost and estimated earnings in excess of billings	$11,937,080	$8,730,402	$3,206,678

Contract liabilities
Billings in excess of cost and estimated earnings	$6,014,875	$3,153,290	$2,861,585

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

During the three and nine months ended June 30, 2022, there was no revenue recognized as a result of changes in contract transaction price related to performance obligations that were satisfied prior to September 30, 2021. Changes in contract transaction price can result from such items as changes in projected profit, executed or estimated change orders, and unresolved contract modifications and claims.

The Company does not sell warranties for its construction services. At June 30, 2022, the Company had $71.1 million in remaining unsatisfied performance obligations, in which revenue is expected to be recognized in less than twelve months.

7.  UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts as of June 30, 2022, and September 30, 2021, are summarized as follows:

	June 30, 2022	September 30, 2021
Costs incurred on contracts in progress	$91,041,602	$64,903,618
Estimated earnings, net of estimated losses	13,060,983	13,280,334
	104,102,585	78,183,952
Less billings to date	98,180,380	72,606,840
	$5,922,205	$5,577,112

Costs and estimated earnings in excess of billed on uncompleted contracts	$11,937,080	$8,730,402

Less billings in excess of costs and estimated earnings on uncompleted contracts	6,014,875	3,153,290
	$5,922,205	$5,577,112

Backlog at June 30, 2022, and September 30, 2021, was $135.0 million and $72.2 million, respectively.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these short-term borrowings. The fair value of the Company’s long term fixed-rate debt was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates for bank loans with similar terms and maturities. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $17.4 million at June 30, 2022, was $17.3 million. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $10.0 million at September 30, 2021, was $9.9 million.

All current receivables and payables are carried at net realizable value which approximates fair value because of their short duration to maturity.

9.  EARNINGS PER SHARE

The amounts used to compute the earnings per share for the three and nine months ended June 30, 2022, and 2021 are summarized below.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Net income	$1,622,114	$9,313,240	$2,207,291	$7,354,107

Dividends on preferred stock	—	77,250	—	231,750

Income available to common shareholders	$1,622,114	$9,235,990	$2,207,291	$7,122,357

Weighted average shares outstanding	16,449,829	13,621,406	16,270,499	13,621,406

Weighted average shares outstanding-diluted	16,449,829	17,089,722	16,270,499	17,089,722

Earnings per share available to common shareholders	$0.10	$0.68	$0.14	$0.52

Earnings per share available to common shareholders-diluted	$0.10	$0.54	$0.14	$0.42

10.  INCOME TAXES

The components of income taxes are as follows:

	Three Months Ended
	June 30, 2022	June 30, 2021
Federal
Current	$100,000	$(433,621)
Deferred	408,087	390,724
Total	508,087	(42,897)

State
Current	—	(120,532)
Deferred	143,309	109,585
Total	143,309	(10,947)

Total income tax expense (benefit)	$651,396	$(53,844)

	Nine Months Ended
	June 30, 2022	June 30, 2021
Federal
Current	$100,000	$(917,344)
Deferred	637,268	559,471
Total	737,268	(357,873)

State
Current	—	(258,738)
Deferred	207,948	157,799
Total	207,948	(100,939)

Total income tax expense (benefit)	$945,216	$(458,812)

The effective income tax rate for the three months ended June 30, 2022, was 28.7%, as compared to (0.60)% for the same period in 2021. The effective income tax rate for the nine months ended June 30, 2022, was 30.0%, as compared to (6.7)% for the same period in 2021. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income and non-deductible expenses.

On June 16, 2021, the Company received notice that the SBA had granted forgiveness and repaid $9.8 million of Paycheck Protection Program (“PPP”) borrowings to its lender. The forgiveness was recorded as “other nonoperating income” for the three and nine months ended June 30, 2021. According to the CARES Act passed by Congress in March 2020, PPP loan forgiveness is not taxable. In accordance with the Consolidated Appropriations Act, 2021, the Company’s PPP related expenditures in fiscal year 2020 were considered deductible expenses for federal income tax purposes. The PPP forgiveness had a significant impact on the effective income tax rate for the three and nine months ended June 30, 2021, as taxable income was decreased by $9.8 million.

The income tax effects of temporary differences giving rise to the deferred tax assets and liabilities are as follows:

	June 30,	September 30,
	2022	2021
Deferred tax liabilities
Property and equipment	$4,980,722	$4,883,398
Other	2,863	37,582
Total deferred tax liabilities	$4,983,585	$4,920,980

Deferred income tax assets
Other	$314,633	$358,400
Net operating loss carryforward	1,790,303	2,529,147
Total deferred tax assets	$2,104,936	$2,887,547

Total net deferred tax liabilities	$2,878,649	$2,033,433

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

11.  SHORT-TERM AND LONG-TERM DEBT

Short-term debt consists of the following:

On July 13, 2022, the Company received a one-year extension on its line of credit (“Operating Line of credit (2022)”) effective June 28, 2022. The $15.0 million revolving line of credit has a $12.5 million component and a $2.5 million component, each with separate borrowing requirements. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%. Based on the borrowing base calculation, the Company was able to borrow up to $11.9 million and had $2.1 million borrowed, leaving $9.8 million available on the line of credit as of June 30, 2022. The interest rate at June 30, 2022, was 4.99%. Based on the borrowing base calculation, the Company was able to borrow up to $12.2 million as of September 30, 2021. The Company had $4.5 million in borrowings on the line of credit, leaving $7.7 million available on the line of credit as of September 30, 2021. The interest rate at September 30, 2021, was 4.99%.

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

1.	Minimum tangible net worth of $21.5 million to be measured quarterly,
2.	Minimum traditional debt service coverage of 1.25x to be measured quarterly on a rolling twelve- month basis,
3.	Minimum current ratio of 1.50x to be measured quarterly,
4.	Maximum debt to tangible net worth ratio (“TNW”) of 1.5x to be measured semi-annually,
5.	Full review of accounts receivable aging report and work in progress. The results of the review shall be satisfactory to the lender in its sole and unfettered discretion.

Under the terms of the agreement, the Company must meet the following additional requirements for draw requests causing the borrowings to exceed $12.5 million:

1.	Minimum traditional debt service coverage of 2.0x to be measured quarterly on a rolling twelve-month basis,
2.	Minimum tangible net worth of $24.0 million to be measured quarterly.

The Company was not in compliance with all covenants but received a waiver on the $12.5 million component of the line of credit at June 30, 2022. The Company projects to be in compliance with all covenants for the next twelve months.

The Company also finances insurance policy premiums on a short-term basis through a financing company. These insurance policies include workers’ compensation, general liability, automobile, umbrella, and equipment policies. The Company makes a down payment in January and finances the remaining premium amount over ten monthly payments. In January 2022, the Company financed $3.4 million in insurance premiums. At June 30, 2022, there was a $1.4 million outstanding balance for insurance premiums financed.

A summary of short-term and long-term debt as of June 30, 2022, and September 30, 2021, is as follows:

	June 30,	September 30,
	2022	2021
Line of credit payable to bank, monthly interest at 4.99%, expiring on June 28, 2022 (extended to June 30, 2023), guaranteed by certain directors of the Company.	$2,100,000	$4,500,000

Term note payable to United Bank, WV Pipeline acquisition, due in monthly installments of $64,853 interest at 4.25%, final payment due by March 25, 2026, secured by receivables and equipment, guaranteed by certain directors of the Company.	2,695,331	3,183,549

Notes payable to finance companies, due in monthly installments totaling $75,000 at June 30, 2022 and $70,062 at September 30, 2021, including interest ranging from 0.00% to 6.03%, final payments due July 2022 through August 2026, secured by equipment.	1,081,899	1,066,580

Note payable to finance company for insurance premiums financed, due in monthly installments totaling $279,000 in FY 2022 and $272,000 in FY 2021, including interest rate at 3.50%, final payment November 2022.	1,408,341	540,250

Notes payable to bank, due in monthly installments totaling $7,799, including interest at 4.82%, final payment due November 2034 secured by building and property.	880,522	919,017

Notes payable to bank, due in monthly installments totaling $11,602, including interest at 4.25%, final payment due November 2025 secured by building and property, guaranteed by certain directors of the Company.	442,198	530,750

Notes payable to bank, due in monthly installments totaling $98,865, including interest at 4.99%, final payment due July 2022 secured by equipment, guaranteed by certain directors of the Company.	—	872,452

Notes payable to David Bolton and Daniel Bolton, due in annual installments totaling $500,000, including interest at 3.25%, final payment due December 31, 2026, unsecured	2,372,500	2,850,000

Notes payable to bank, interest at 4.25% of outstanding balance due monthly between August 2021 and January 2022. Note payments due in monthly installments totaling $68,073, including interest at 4.25%, beginning February 2022 with final payment due January 2026, secured by equipment, guaranteed by certain directors of the Company.	2,713,375	3,000,000

Term note payable to United Bank, Tri-State Paving acquisition, due in monthly installments of $140,000 including interest at 4.50%, final payment due by June 1, 2027, secured by receivables and equipment, guaranteed by certain directors of the Company.	7,293,787	—

Notes payable to Corns Enterprises, $1,000,000 with fair value of $936,000, due in annual installments totaling $250,000, including interest at 3.50%, final payment due April 29, 2026, unsecured	938,667	—

Operating lease liability payable to third party, $129,198, due in monthly installments totaling $5,537, final payment due May 31, 2024, unsecured	124,041	—

Operating lease liability payable to Corns Enterprises, $236,201, due in monthly installments totaling $7,000, final payment due April 29, 2025, unsecured	218,747	—

Total debt	$22,269,408	$17,462,598

Less current maturities	7,839,649	8,441,824

Total long term debt	$14,429,759	$9,020,774

12.  ACQUISITIONS

On April 29, 2022, the Company completed the acquisition of Tri-State Paving & Sealcoating, LLC (“Tri-State Paving, LLC”), located in Hurricane, West Virginia. Tri-State Paving, LLC was later renamed to Corns Enterprises (“Seller”). Pursuant to the Asset Purchase Agreement (“Agreement”) signed on April 6, 2022, and amended on April 29, 2022, the Company acquired substantially all the assets (including but not limited to customer contracts, employees, and equipment) of Tri-State Paving, LLC for $7.5 million in cash, a $1.0 million Promissory Note (“Note”), and $1.0 million in Energy Services Common Stock (“Stock”). The $7.5 million in cash was funded through a loan with United Bank, Inc., Huntington, West Virginia. David E. Corns continued his role as President of the Company’s new subsidiary, Tri-State Paving & Sealcoating, Inc., which earned revenues of $2.0 million for the three and nine months ended June 30, 2022.

As part of the Agreement, the Company entered into a four-year, $1.0 million Note with a fair value of $936,000 that requires $250,000 principal installment payments on or before the end of each twelve (12) full calendar month period beginning on the date of the Note, April 29, 2022. Interest payments due shall be calculated on the principal balance remaining and shall be at the annual rate of 3.5% which equates to 6.85% on the carrying value of the Note.

Additionally, the Seller received $1.0 million in Stock pursuant to an exemption under The Securities Act of 1933. Based on the market value calculation in the Agreement, the Seller received 419,287 shares of Stock. As an additional consideration, if the share price of the Stock is below a closing asking price of $1.50 per share on the date 180 days after issuance, the Company shall pay the Seller, in cash, the difference between $1.50 and the market value for each share of Stock. Payment would be made within thirty (30) days after Seller makes written demand.

Energy Services accounts for business combinations under the acquisition method in accordance with ASC Topic 805, Business Combinations. Accordingly, for the transaction, the purchase price is allocated to the fair value of the assets acquired and liabilities assumed as of the date of the acquisition. In conjunction with ASC 805, upon receipt of final fair value estimates during the measurement period, which must be within one year of the acquisition date, Energy Services records any adjustments to the preliminary fair value estimates in the reporting period in which the adjustments are determined. The Company is continuing to finalize the purchase price allocations related to the Tri-State Paving acquisition.

The purchase price for the non-cash Tri-State Paving acquisition is allocated in the table below:

Property and equipment	$5,709,094
Goodwill	2,273,237
Customer relationships	1,649,159
Non-compete	39,960
Tradename	203,213
Total	$9,874,663

ASC 805-10-50-2 requires public companies that present comparative financial statements to present pro forma financial statements as though the business combination that occurred during the current fiscal year had occurred as of the beginning of the comparable prior annual reporting period. As allowed under ASC 805-10-50-2, the Company finds this information impracticable to provide for the interim periods presented due to the lack of availability of meaningful financial statements of the acquired company that comply with U.S. GAAP.

13.  GOODWILL AND INTANGIBLE ASSETS

The Company follows the guidance of ASC 350-20-35-3 Intangibles-Goodwill and Other (Topic 350) which requires a company to record an impairment charge based on the excess of a reporting unit’s carrying amount of goodwill over its fair value. Under the current guidance, companies can first choose to assess any impairment based on qualitative factors (Step 0). If a company fails this test or decides to bypass this step, it must proceed with a two-step quantitative assessment of goodwill impairment. The Company did not have a goodwill impairment at June 30, 2022 or September 30, 2021.

A table of the Company’s goodwill is below:

	June 30,	September 30,
	2022	2021
Beginning balance	$1,814,317	$—
Acquired	2,273,237	1,814,317
Ending balance	$4,087,554	$1,814,317

A table of the Company’s intangible assets subject to amortization at June 30, 2022, and September 30, 2021 is below:

					Amortization and
	Remaining Life at		Amortization and	Amortization and	Impairment Nine
	June 30,		Impairment at	Impairment at	Months Ended	Net Book
Intangible assets:	2022	Original Cost	June 30, 2022	September 30, 2021	June 30, 2022	Value
West Virginia Pipeline
Customer Relationships	102 months	$2,209,724	$331,451	$165,725	$165,726	$1,878,273
Tradename	102 months	263,584	39,545	19,772	19,773	224,039
Non-competes	6 months	83,203	62,405	31,202	31,203	20,798
Revolt Energy
Employment agreement/non-compete	22 months	100,000	69,445	13,889	55,556	30,555
Tri-State Paving
Customer Relationships	118 months	1,649,159	25,552	—	25,552	1,623,607
Tradename	118 months	203,213	3,288	—	3,288	199,925
Non-competes	10 months	39,960	6,600	—	6,600	33,360
Total intangible assets		$4,548,843	$538,286	$230,588	$307,698	$4,010,557

The amortization and impairment on identifiable intangible assets for the three months ended June 30, 2022 and 2021 was $112,000 and $0, respectively. The amortization and impairment on identifiable intangible assets for the nine months ended June 30, 2022 and 2021 was $307,698 and $0, respectively.

Amortization expense associated with the identifiable intangible assets is expected to be as follows:

July 2022-June 2023	$503,395
July 2023-June 2024	446,456
July 2024-June 2025	432,569
July 2025-June 2026	432,569
July 2026-June 2027	432,569
After	1,762,998
Total	$4,010,557

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

During the nine months ended June 30, 2022, the Company entered into two lease agreements of construction equipment for a combined $160,000. The leases have a term of twenty-two months with a stated interest rate of 0%, combined monthly installment payments of $6,645 and are cancellable at any time without penalty. The Company has the right to purchase the equipment at the expiration of the leases by applying the two-month deposit paid. The right-of-use assets and operating lease obligations associated with these lease agreements are included in the consolidated balance sheets within property, plant and equipment and long-term debt, respectively, and do not have a material impact on the Company’s financial statements.

The Company entered into two operating leases for office facilities subsequent to the Tri-State Paving acquisition on April 29, 2022. Information on the operating leases can be found below:

Operating Lease-Weighted Average Remaining Term

	Years left	Remaining liability	Lease end	Fiscal year end
Operating lease 1	2.8	$231,000	4/30/2025	2025
Operating lease 2	1.9	129,343	5/31/2024	2024
		$360,343

Weighted average remaining term		2.5

Operating Lease Maturity Schedule

July 2022-June 2023	$150,609
July 2023-June 2024	146,734
July 2024-June 2025	63,000
$360,343
Less amounts representing interest	(17,555)
Present value of operating lease liabilities	$342,788

Operating Lease Expense

	Three and nine	Three and nine
	months ended	months ended
	June 30, 2022	June 30, 2021

Amortization
Operating lease 1	$12,305	$—
Operating lease 2	5,072	—
Total amortization	$17,377	$—
Interest
Operating lease 1	$1,695	$—
Operating lease 2	465	—
Total interest	$2,160	$—
Total amortization and interest	$19,537	$—

Cash Paid for Operating Leases

	Three and nine	Three and nine
	months ended	months ended
	June 30, 2022	June 30, 2021

Operating lease 1	$14,000	$—
Operating lease 2	5,537	—
	$19,537	$—

The leases include both lease (e.g., fixed payments including rent, taxes, and insurance costs) and non-lease components which are accounted for as a single lease component as the Company has elected the practical expedient to group lease and non-lease components for all leases. The Company’s leases include options to renew. The exercise of lease renewal options is at the Company’s sole discretion. Therefore, the renewals to extend the lease terms are not included in the Company’s right-of-use assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluates the renewal options and when they are reasonably certain of exercise, the Company includes the renewal period in its lease term.

The Company used its incremental borrowing rate of approximately 4.5% in determining the present value of the lease payments based on the information available at the lease commencement date.

The Company rents equipment for use on construction projects with rental agreements being week to week or month to month.  Rental expense can vary by fiscal year due to equipment requirements on construction projects and the availability of Company owned equipment. Rental expense, which is included in cost of goods sold on the consolidated statements of income, was $1.7 million and $646,000, respectively, for the three months ended June 30, 2022, and 2021 and $5.3 million and $2.5 million, respectively, for the nine months ended June 30, 2022 and 2021.

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

16.  SUBSEQUENT EVENTS

On July 6, 2022, the Company issued a press release announcing that the Company’s Board of Directors authorized a share repurchase program (the “Program”), pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate repurchase not to exceed 1,000,000 shares, which is approximately 6.0% of its outstanding common stock. The Program does not obligate the Company to purchase any particular number of shares, and there is no guarantee as to the exact number of shares to be repurchased by the Company. To date, no shares have been repurchased through the Program.

On August 11, 2022, the Company acquired substantially all the assets of Ryan Environmental, LLC (“Debtor”), located in Bridgeport, West Virginia after having its bid previously accepted by the United States Bankruptcy Court for the Northern District of West Virginia. In the transaction, the Company paid $2.5 million at closing for substantially all the vehicles, equipment, small tools, and accounts receivable. In separate transactions, the Company will assume the Debtor’s vehicle leases with Enterprise Fleet Management for approximately $1.1 million and purchased equipment from a related party of the Debtor for approximately $1.0 million.

Management has evaluated all subsequent events for accounting and disclosure. There have been no other material events during the period, other than noted above, that would either impact the results reflected in the report or the Company’s results going forward.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of the financial condition and results of operations of Energy Services in conjunction with the “Financial Statements” appearing in this report as well as the historical financial statements and related notes contained elsewhere herein. Among other things, those historical consolidated financial statements include more detailed information regarding the basis of presentation for the following information. The term “Energy Services” refers to the Company, West Virginia Pipeline, SQP, Tri-State Paving, and C.J. Hughes and C.J. Hughes’ wholly owned subsidiaries on a consolidated basis.

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

West Virginia Pipeline, Inc. (“West Virginia Pipeline”), a wholly owned subsidiary of Energy Services, operates as a gas and water distribution contractor primarily in southern West Virginia. The employees of West Virginia Pipeline are non-union and are managed independently from the Company’s union subsidiaries.

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

Tri-State Paving & Sealcoating, Inc. (“Tri-State Paving” or “TSP”) is a wholly owned subsidiary of Energy Services that provides utility paving services to water distribution customers in the Charleston, West Virginia, Lexington, Kentucky, and Chattanooga, Tennessee markets. The employees of TSP are non-union and are managed independently from the Company’s union subsidiaries.

On October 6, 2021, the Company’s transfer agent completed a redemption of the Company’s 6.0% Convertible Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), which resulted in the issuance of 2,626,492 new shares of the Company’s common stock, the issuance of 317,500 common shares that were included in Series A Preferred Stock units, and cash redemption payments of $1.3 million.

On February 16, 2022, the stockholders of Energy Services approved the Company’s 2022 Equity Incentive Plan (the “Plan”), which provides for the grant of stock-based awards to officers and employees of the Company and its subsidiaries. The maximum number of shares of stock, in the aggregate, that may be granted under the Plan as stock options, restricted stock or restricted stock units is 1,500,000 shares. A description of the material terms of the Plan is contained in the Company’s definitive proxy statement for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on January 11, 2022. To date, no grants of stock-based awards have been made.

On March 23, 2022, the Company’s common stock began trading on the Nasdaq Capital Market operated by The Nasdaq Stock Market, LLC under the symbol “ESOA”.

On April 29, 2022, the Company completed the acquisition of Tri-State Paving & Sealcoating, LLC (“Tri-State Paving, LLC”), located in Hurricane, West Virginia. Tri-State Paving, LLC was later renamed Corns Enterprises. Pursuant to the Asset Purchase Agreement signed on April 6, 2022, and amended on April 29, 2022, the Company acquired substantially all the assets (including but not limited to customer contracts, employees, and equipment) of Tri-State Paving, LLC for $7.5 million in cash, a $1.0 million promissory note, and $1.0 million in Energy Services Common Stock. The $7.5 million in cash was funded through a loan with United Bank, Inc., Huntington, West Virginia. The transaction resulted in the issuance of 419,287 common shares, bringing the total outstanding common shares to 16,667,185 as of April 29, 2022. David E. Corns continued his role as President of the Company’s new subsidiary, Tri-State Paving & Sealcoating, Inc., which earned revenues of $2.0 million for the three and nine months ended June 30, 2022.

On July 6, 2022, the Company issued a press release announcing that the Company’s Board of Directors authorized a share repurchase program (the “Program”), pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate repurchase not to exceed 1,000,000 shares, which is approximately 6.0% of its outstanding common stock. The Program does not obligate the Company to purchase any particular number of shares, and there is no guarantee as to the exact number of shares to be repurchased by the Company. To date, no repurchases have been made in connection with the Program.

Energy Services provides contracting services for utilities and energy related companies including gas, petroleum, power, chemical, water utility, and automotive industries. For the gas and petroleum transmission industry, the Company is primarily engaged in the construction, replacement and repair of natural gas pipelines, compressor stations, and storage facilities. Energy Services is involved in the construction of both interstate and intrastate pipelines, with an emphasis on the latter. For the gas distribution and water utility industries, the Company is primarily engaged in the construction and replacement and repair of natural gas and water distribution pipelines. The Company also provides paving services for water utility customers. For the power, chemical, and automotive industries, the Company provides a full range of electrical and mechanical installations and repairs including substation and switchyard services, site preparation, equipment setting, pipe fabrication and installation, packaged buildings, transformers and other ancillary work with regards thereto. Energy Services’ other services include liquid pipeline construction, pump station construction, production facility construction, water and sewer pipeline installations, various maintenance and repair services and other services related to pipeline construction. The Company has also added the ability to install residential, commercial, and industrial solar systems and perform civil and general contracting services.

Energy Services’ customers include many of the leading companies in the industries it serves, including:

TransCanada Corporation

Columbia Gas Distribution

Marathon Petroleum

Mountaineer Gas

American Electric Power

Toyota Motor Manufacturing

Clearon Corporation

Dow Chemical

Kentucky American Water

West Virginia American Water

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

A substantial portion of the Company’s workforce are union members of various construction related trade unions and are subject to separately negotiated collective bargaining agreements that expire at varying time intervals. The Company believes its relationship with its unionized workforce is good.

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

During the three and nine months ended June 30, 2022, the Company had employees test positive for or were exposed to COVID-19; however, it did not have a material effect on the Company’s financial statements. Given the uncertainty regarding the spread of this coronavirus and variants, the related financial impact on the Company’s results of operations, financial position, and liquidity or capital resources cannot be reasonably estimated at this time.

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

Three and Nine Months Ended June 30, 2022, and 2021 Overview

The following is an overview of results from operations for the three and nine months ended June 30, 2022, and 2021:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Revenue	$51,171,939	$25,285,951	$129,223,642	$82,901,159

Cost of revenues	44,754,346	22,580,340	114,632,057	75,478,966

Gross profit	6,417,593	2,705,611	14,591,585	7,422,193

Selling and administrative expenses	3,821,043	3,207,864	10,870,677	10,627,607
Income from (loss) operations	2,596,550	(502,253)	3,720,908	(3,205,414)

Other income (expense)
Interest income	—	108	576	151,877
Paycheck Protection Program loan forgiveness	—	9,799,100	—	9,799,100
Other nonoperating expense	(174,957)	(35,833)	(438,195)	(121,343)
Interest expense	(206,394)	(136,995)	(548,885)	(356,505)
Gain on sale of equipment	58,311	135,269	418,103	627,580
	(323,040)	9,761,649	(568,401)	10,100,709

Income before income taxes	2,273,510	9,259,396	3,152,507	6,895,295

Income tax (benefit) expense	651,396	(53,844)	945,216	(458,812)

Net income	1,622,114	9,313,240	2,207,291	7,354,107

Dividends on preferred stock	—	77,250	—	231,750

Net income available to common shareholders	$1,622,114	$9,235,990	$2,207,291	$7,122,357

Weighted average shares outstanding-basic	16,449,829	13,621,406	16,270,499	13,621,406

Weighted average shares outstanding-diluted	16,449,829	17,089,722	16,270,499	17,089,722

Earnings per share available to common shareholders	$0.10	$0.68	$0.14	$0.52

Earnings per share-diluted available to common shareholders	$0.10	$0.54	$0.14	$0.42

Results of Operations for the Three and Nine Months Ended June 30, 2022, Compared to the Three and Nine Months Ended June 30, 2021

Revenues. A table comparing the Company’s revenues for the three and nine months ended June 30, 2022, compared to the three and nine months ended June 30, 2021, is below:

	Three Months Ended
	June 30, 2022	% of total	June 30, 2021	% of total	Change	% Change
Gas & Water Distribution	$13,667,006	26.7%	$11,780,986	46.6%	$1,886,020	16.0%
Gas & Petroleum Transmission	15,443,917	30.2%	1,967,647	7.8%	13,476,270	684.9%
Electrical, Mechanical, and General	22,061,016	43.1%	11,537,318	45.6%	10,523,698	91.2%
Total	$51,171,939	100.0%	$25,285,951	100.0%	$25,885,988	102.4%

	Nine Months Ended
	June 30, 2022	% of total	June 30, 2021	% of total	Change	% Change
Gas & Water Distribution	$36,282,234	28.08%	$27,517,763	33.19%	$8,764,471	31.85%
Gas & Petroleum Transmission	35,217,113	27.25%	14,343,251	17.30%	20,873,862	145.53%
Electrical, Mechanical, and General	57,724,295	44.67%	41,040,145	49.50%	16,684,150	40.65%
Total	$129,223,642	100.0%	$82,901,159	100.0%	$46,322,483	55.88%

Total revenues increased by $25.9 million to $51.2 million for the three months ended June 30, 2022, as compared to $25.3 million for the three months ended June 30, 2021. Total revenues increased by $46.3 million to $129.2 million for the nine months ended June 30, 2022, as compared to $82.9 million for the nine months ended June 30, 2021. The increases were a result of increased work in all categories of business.

Gas & Water Distribution revenues totaled $13.7 million for the three months ended June 30, 2022, a $1.9 million increase from $11.8 million for the three months ended June 30, 2021. Gas & Water Distribution revenues totaled $36.3 million for the nine months ended June 30, 2022, an $8.8 million increase from $27.5 million for the nine months ended June 30, 2021. The revenue increases were primarily related to the Company’s overall commitment to growing this line of business through adding new distribution crews and acquisitions. The latest acquisition, Tri-State Paving, works primarily for water utility companies and added $2.0 million in revenue for the three and nine months ended June 30, 2022.

Gas & Petroleum Transmission revenues totaled $15.4 million for the three months ended June 30, 2022, a $13.4 million increase from $2.0 million for the three months ended June 30, 2021. Gas & Petroleum Transmission revenues totaled $35.2 million for the nine months ended June 30, 2022, a $20.9 million increase from $14.3 million for the nine months ended June 30, 2021. The revenue increases were primarily related to transmission work that was awarded due to increased construction opportunities from the Company’s existing transmission clients.

Electrical, Mechanical, & General services and construction revenues totaled $22.1 million for the three months ended June 30, 2022, a $10.6 million increase from $11.5 million for the three months ended June 30, 2021. Electrical, Mechanical, & General services and construction revenues totaled $57.7 million for the nine months ended June 30, 2022, a $16.7 million increase from $41.0 million for the nine months ended June 30, 2021. The revenue increases were primarily related to general building and civil construction revenues which increased $6.5 million and $14.3 million, respectively, during the three and nine months ended June 30, 2022, as compared to the same period in the prior year.

Cost of Revenues. A table comparing the Company’s costs of revenues for the three and nine months ended June 30, 2022, compared to the three and nine months ended June 30, 2021, is below:

	Three Months Ended
	June 30, 2022	% of total	June 30, 2021	% of total	Change	% Change
Gas & Water Distribution	$10,887,169	24.3%	$9,345,937	41.4%	$1,541,232	16.5%
Gas & Petroleum Transmission	14,286,300	31.9%	1,692,010	7.5%	12,594,290	744.3%
Electrical, Mechanical, and General	20,432,562	45.7%	10,546,397	46.7%	9,886,165	93.7%
Unallocated Shop Expense (Profit)	(851,685)	-1.9%	995,996	4.4%	(1,847,681)	-185.5%
Total	$44,754,346	100.0%	$22,580,340	100.0%	$22,174,006	98.20%

	Nine Months Ended
	June 30, 2022	% of total	June 30, 2021	% of total	Change	% Change
Gas & Water Distribution	$29,425,050	25.7%	$22,612,678	30.0%	$6,812,372	30.13%
Gas & Petroleum Transmission	31,600,023	27.6%	11,153,690	14.8%	20,446,333	183.31%
Electrical, Mechanical, and General	53,861,256	47.0%	38,021,128	50.4%	15,840,128	41.66%
Unallocated Shop Expense (Profit)	(254,272)	-0.2%	3,691,470	4.9%	(3,945,742)	-106.89%
Total	$114,632,057	100.0%	$75,478,966	100.0%	$39,153,091	51.87%

Total cost of revenues increased by $22.2 million to $44.8 million for the three months ended June 30, 2022, as compared to $22.6 million for the three months ended June 30, 2021. Total cost of revenues increased by $39.1 million to $114.6 million for the nine months ended June 30, 2022, as compared to $75.5 million for the nine months ended June 30, 2021.The increases were a result of increased work in all categories excluding profit generated by internal charges from the Company’s equipment and shop activities.

Gas & Water Distribution cost of revenues totaled $10.9 million for the three months ended June 30, 2022, a $1.6 million increase from $9.3 million for the three months ended June 30, 2021. Gas & Water Distribution cost of revenues totaled $29.4 million for the nine months ended June 30, 2022, a $6.8 million increase from $22.6 million for the nine months ended June 30, 2021. The cost of revenue increases were primarily related to the Company’s overall commitment to growing this line of business through adding new distribution crews and acquisitions. The latest acquisition, Tri-State Paving, works primarily for water utility companies and added $1.3 million in cost of revenues for the three and nine months ended June 30, 2022.

Gas & Petroleum Transmission cost of revenues totaled $14.3 million for the three months ended June 30, 2022, a $12.6 million increase from $1.7 million for the three months ended June 30, 2021. Gas & Petroleum Transmission cost of revenues totaled $31.6 million for the nine months ended June 30, 2022, a $20.4 million increase from $11.2 million for the nine months ended June 30, 2021. The cost of revenue increases were primarily related to transmission work that was awarded due to increased construction opportunities from the Company’s existing transmission clients.

Electrical, Mechanical, & General services and construction cost of revenues totaled $20.4 million for the three months ended June 30, 2022, a $9.9 million increase from $10.5 million for the three months ended June 30, 2021. Electrical, Mechanical, & General services and construction cost of revenues totaled $53.9 million for the nine months ended June 30, 2022, a $15.9 million increase from $38.0 million for the nine months ended June 30, 2021. The costs of revenue increases were primarily related to general building and civil construction cost of revenues which increased $5.5 million and $12.3 million, respectively, during the three and nine months ended June 30, 2022, as compared to the same period in the prior year.

Unallocated shop expenses totaled ($852,000) for the three months ended June 30, 2022, a $1.8 million decrease from $1.0 million for the three months ended June 30, 2022. Unallocated shop expenses totaled ($255,000) for the nine months ended June 30, 2022, a $3.9 million decrease from $3.7 million for the nine months ended June 30, 2022. The decrease in unallocated shop expenses was due to increased internal equipment charges to projects for the three and nine months ended June 30, 2022, as compared to the same period in the prior year and a focused effort to manage project and shop costs.

Gross Profit. A table comparing the Company’s gross profit for the three and nine months ended June 30, 2022, compared to the three and nine months ended June 30, 2021, is below:

	Three Months Ended
	June 30, 2022	% of revenue	June 30, 2021	% of revenue	Change	% Change
Gas & Water Distribution	$2,779,837	20.3%	$2,435,049	20.7%	$344,788	14.2%
Gas & Petroleum Transmission	1,157,617	7.5%	275,637	14.0%	881,980	320.0%
Electrical, Mechanical, and General	1,628,454	7.4%	990,921	8.6%	637,533	64.3%
Unallocated Shop Profit (Loss)	851,685		(995,996)		1,847,681	-185.5%
Total	$6,417,593	12.5%	$2,705,611	10.7%	$3,711,982	137.2%

	Nine Months Ended
	June 30, 2022	% of revenue	June 30, 2021	% of revenue	Change	% Change
Gas & Water Distribution	$6,857,184	18.9%	$4,905,085	17.8%	$1,952,099	39.8%
Gas & Petroleum Transmission	3,617,090	10.3%	3,189,561	22.2%	427,529	13.4%
Electrical, Mechanical, and General	3,863,039	6.7%	3,019,017	7.4%	844,022	28.0%
Unallocated Shop Profit (Loss)	254,272		(3,691,470)		3,945,742	-106.9%
Total	$14,591,585	11.3%	$7,422,193	9.0%	$7,169,392	96.6%

Total gross profit increased by $3.7 million to $6.4 million for the three months ended June 30, 2022, as compared to $2.7 million for the three months ended June 30, 2021. Total gross profit increased by $7.2 million to $14.6 million for the nine months ended June 30, 2022, as compared to $7.4 million for the nine months ended June 30, 2021.

Gas & Water Distribution gross profit totaled $2.8 million for the three months ended June 30, 2022, a $345,000 increase from $2.4 million for the three months ended June 30, 2021. Gas & Water Distribution gross profit totaled $6.9 million for the nine months ended June 30, 2022, a $2.0 million increase from $4.9 million for the nine months ended June 30, 2021. The gross profit increases were primarily related to the Company’s overall commitment to growing this line of business through adding new distribution crews and acquisitions. The latest acquisition, Tri-State Paving, works primarily for water utility companies and added $700,000 in gross profit for the three and nine months ended June 30, 2022.

Gas & Petroleum Transmission gross profit totaled $1.2 million for the three months ended June 30, 2022, a $882,000 increase from $276,000 for the three months ended June 30, 2021. Gas & Petroleum Transmission gross profit totaled $3.6 million for the nine months ended June 30, 2022, a $428,000 increase from $3.2 million for the nine months ended June 30, 2021. The gross profit increases were primarily related to transmission work that was awarded due to increased construction opportunities from the Company’s existing transmission clients.

Electrical, Mechanical, & General services and construction gross profit totaled $1.6 million for the three months ended June 30, 2022, a $638,000 increase from $1.0 million for the three months ended June 30, 2021. Electrical, Mechanical, & General services and construction gross profit totaled $3.9 million for the nine months ended June 30, 2022, a $844,000 increase from $3.0 million for the nine months ended June 30, 2021. The increases were primarily related to an increase in gross profit generated by general and civil construction services, partially offset by gross losses generated by start-up mechanical and electrical divisions.

Unallocated shop gross profit totaled $852,000 for the three months ended June 30, 2022, a $1.8 million increase from ($1.0 million) for the three months ended June 30, 2021. Unallocated shop gross profit totaled $255,000 for the nine months ended June 30, 2022, a $3.9 million increase from ($3.7 million) for the nine months ended June 30, 2021. The increase in unallocated shop gross profit was due to increased internal equipment charges to projects for the three and nine months ended June 30, 2022, as compared to the same periods in the prior year and a focused effort to manage project and shop costs.

Selling and administrative expenses. Total selling and administrative expenses increased by $613,000 to $3.8 million for the three months ended June 30, 2022, as compared to $3.2 million for the same period in the prior year. Total selling and administrative expenses increased by $243,000 to $10.9 million for the nine months ended June 30, 2022, as compared to $10.6 million for the same period in the prior year.

Selling and administrative expenses increased by $200,000 for the three months ended June 30, 2022, as compared to the same period in the prior year for new business operations acquired in fiscal year 2022. Also, selling and administrative expenses for companies started in fiscal year 2021 grew by $250,000 for the three months ended June 30, 2022, as compared to the same period in the prior year.

Selling and administrative expenses increased by $1.5 million for the nine months ended June 30, 2022, as compared to the same period in the prior year for growth related to new business, partially offset by a $990,000 reduction in incentive compensation and increased labor charges to projects.

Interest income. Interest income totaled $0 and $600, respectively, for the three and nine months ended June 30, 2022, as compared to $0 and $152,000 for the same periods in the prior year. The decrease in interest income was primarily due to the timing of recognizing interest earned from the Company’s captive insurance surety deposit.

Paycheck Protection Program loan forgiveness. The Company recorded $9.8 million in non-taxable income related to PPP loan forgiveness during the three and nine months ended June 30, 2021, to extinguish all PPP loan debt.

Other nonoperating (expense) income. Other nonoperating expense totaled $175,000 for the three months ended June 30, 2022, an increase of $139,000 from $36,000 for the same period in the prior year. Other nonoperating expense totaled $438,000 for the nine months ended June 30, 2022, an increase of $317,000 from $121,000 for the same period in the prior year. The increases were primarily related to an increase in intangible asset amortization expense.

Interest expense. Interest expense totaled $206,000 for the three months ended June 30, 2022, an increase of $69,000 from $137,000 for the same period in the prior year. Interest expense totaled $549,000 for the nine months ended June 30, 2022, an increase of $192,000 from $357,000 for the same period in the prior year. The increase in interest expense was primarily due to the financing of the recent acquisitions.

Gain on sale of equipment. Gain on sale of equipment totaled $58,000 for the three months ended June 30, 2022, a decrease of $77,000 from $135,000 for the same period in the prior year. Gain on sale of equipment totaled $418,000 for the nine months ended June 30, 2022, a decrease of $210,000 from $628,000 for the same period in the prior year. The decrease was related to a decrease in equipment sold.

Net income. Income before income taxes was $2.3 million for the three months ended June 30, 2022, compared to $9.3 million for the same period in the prior year. Income before income taxes was $3.2 million for the nine months ended June 30, 2022, compared to $6.9 million for the same period in the prior year. The decrease in income before income taxes for the three and nine months ended June 30, 2022, as compared to the same periods in the prior year, was due primarily to the $9.8 million in PPP loan forgiveness.

Income tax expense for the three months ended June 30, 2022, was $651,000 compared to income tax benefit of ($54,000) for the same period in the prior year. Income tax expense for the nine months ended June 30, 2022, was $945,000 compared to income tax benefit of ($459,000) for the same period in the prior year.

There were no dividends on preferred stock for the three and nine months ended June 30, 2022, due to the redemption date on the preferred stock being September 1, 2021. Dividends on preferred stock for the three and nine months ended June 30, 2021, were $77,250 and $231,750, respectively.

Net income available to common shareholders for the three months ended June 30, 2022, was $1.6 million, as compared to $9.2 million for the same period in the prior year. Net income available to common shareholders for the nine months ended June 30, 2022, was $2.2 million, as compared to $7.1 million for the same period in the prior year.

Comparison of Financial Condition at June 30, 2022, and September 30, 2021

The Company had total assets of $87.1 million at June 30, 2022, an increase of $16.9 million from the prior fiscal year end balance of $70.2 million.

The Company had property, plant and equipment of $29.6 million at June 30, 2022, an increase of $6.6 million from the prior fiscal year end balance of $23.0 million. The increase was due to $5.7 million in assets acquired in the purchase of assets from Tri-State Paving, LLC and $5.1 million in other additions. The increase was partially offset by $4.0 million in depreciation and net equipment disposals of $200,000.

Contract assets totaled $11.9 million at June 30, 2022, an increase of $3.2 million from the prior fiscal year end balance of $8.7 million. The increase was due to a difference in the timing of project billings at June 30, 2022, compared to September 30, 2021.

Accounts receivable totaled $24.2 million at June 30, 2022, an increase of $3.1 million from the prior fiscal year end balance of $21.1 million. The increase was primarily due to the timing of cash collections and project invoicing since September 30, 2021.

Goodwill totaled $4.1 million at June 30, 2022, an increase of $2.3 million from the prior fiscal year end balance of $1.8 million. The increase was due to the Tri-State Paving acquisition.

Retainage receivable totaled $3.1 million at June 30, 2022, an increase of $2.2 million from the prior fiscal year end balance of $918,000. The increase was primarily due to more current year projects that require retainages to be withheld.

Intangible assets, net totaled $4.0 million at June 30, 2022, an increase of $1.6 million from the prior fiscal year end balance of $2.4 million. The increase was due to acquisition of Tri-State Paving, partially offset by the amortization of intangible assets during the nine months ended June 30, 2022.

Prepaid expenses and other totaled $4.5 million at June 30, 2022, an increase of $1.0 million from the prior fiscal year end balance of $3.5 million. The increase was primarily due to prepaid insurance premiums financed for calendar year 2022, partially offset by insurance premiums expensed during the nine months ended June 30, 2022.

Right-of-use assets totaled $348,000 at June 30, 2022, an increase of $348,000 from the prior fiscal year end balance. The increase was primarily due to operating leases for facilities acquired related to the Tri-State Paving acquisition.

Cash and cash equivalents totaled $5.4 million at June 30, 2022, a decrease of $2.8 million from the prior fiscal year end balance of $8.2 million. The increase was primarily due to $10.6 million provided from operating activities, partially offset by $1.2 million in cash payments for redeemed preferred stock, $3.3 million in net long-term debt repayments, $4.9 million in net short-term debt repayments, and a net $4.0 million used in investing activities.

Other receivables totaled $54,000 at June 30, 2022, a $490,000 decrease from the prior fiscal year end balance of $543,000. The decrease was primarily due to the receipt of insurance premium refunds receivable.

The Company had total liabilities of $50.4 million at June 30, 2022, an increase of $15.9 million from the prior fiscal year end balance of $35.5 million.

Long-term debt totaled $18.8 million at June 30, 2022, an increase of $6.4 million from the prior fiscal year end balance of $12.4 million. The increase in long-term debt was primarily due to $8.9 million in debt acquired to finance the Tri-State Paving acquisition, $462,000 in new equipment debt, and $365,000 in debt related to operating leases liabilities, partially offset by $3.3 million in debt repayments.

Accounts payable totaled $11.3 million at June 30, 2022, an increase of $4.0 million from the prior fiscal year end balance of $7.3 million. The increase was due to the timing of accounts payable payments as compared to September 30, 2021.

Contract liabilities totaled $6.0 million at June 30, 2022, an increase of $2.8 million from the prior fiscal year end balance of $3.2 million. The increase was due to a difference in the timing of project billings at June 30, 2022, as compared to September 30, 2021.

Accrued expenses and other current liabilities totaled $7.8 million at June 30, 2022, an increase of $2.2 million from the prior fiscal year end balance of 5.6 million. The increase was due to the timing of accrued expense payments, as compared to September 30, 2021.

Deferred tax liabilities totaled $2.9 million at June 30, 2022, an increase of $845,000 from the prior fiscal year end balance of $2.0 million. The increase was primarily related to the reduction of the net operating loss carry forward during the nine months ended June 30, 2022.

Income tax payable totaled $100,000 at June 30, 2022, an increase of $100,000 from the prior fiscal year end balance. The increase was related to the net operating loss deduction limitations.

Lines of credit and short-term borrowings totaled $3.5 million at June 30, 2022, a decrease of $1.5 million from the prior fiscal year end balance of $5.0 million. The decrease was due to $2.4 million net line of credit repayments, partially offset by $900,000 of insurance premiums financed, net of repayments.

Shareholders’ equity was $36.7 million at June 30, 2022, an increase of $2.1 million from the prior fiscal year end balance of $34.6 million. The increase was due to net income of $2.2 million for the nine months ended June 30, 2022, and $1.0 million in additional paid in capital related to the Tri-State Paving acquisition, partially offset by $1.2 million in preferred stock redemption payments.

Liquidity and Capital Resources

Indebtedness

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 monthly. The interest rate on this loan agreement is 4.82% with monthly payments of $7,800. The interest rate on this note is subject to change from time to time based on changes in The U.S. Treasury yield, adjusted to a constant maturity of three years as published by the Federal Reserve weekly. As of June 30, 2022, the Company had made principal payments of $319,000. The loan is collateralized by the building purchased under this agreement. The note is currently held by Peoples Bank, Inc.

On November 13, 2015, the Company entered into a 10-year $1.1 million loan agreement with United Bank, Inc. to purchase the fabrication shop and property Nitro had previously been leasing for $12,900 each month. The interest rate on the loan agreement is 4.25% with monthly payments of $11,602. As of June 30, 2022, the Company had made principal payments of $658,000. The loan is collateralized by the building and property purchased under this agreement.

On June 28, 2017, the Company entered into a $5.0 million Non-Revolving Note agreement with United Bank, Inc. This five-year agreement gave the Company access to a $5.0 million line of credit (“Equipment Line of Credit 2017”), specifically for the purchase of equipment, for a period of three months with an interest rate of 4.99%. After three months, all borrowings against the Equipment Line of Credit 2017 were converted to a five-year term note agreement with an interest rate of 4.99% with monthly payments of $98,865. As of June 30, 2022, the Company had repaid this note in full.

On December 31, 2020, West Virginia Pipeline Acquisition Company, later renamed West Virginia Pipeline, Inc., entered into a $3.0 million sellers’ note agreement with David and Daniel Bolton for the remaining purchase price of West Virginia Pipeline, Inc. For the purchase price allocation, the $3.0 million note had a fair value of $2.85 million. As part of the $6.35 million acquisition price, the Company paid $3.5 million in cash in addition to the note. The unsecured five-year term note requires annual payments of at least $500,000 with a fixed interest rate of 3.25% on the $3.0 million sellers’ note, which equates to 5.35% on the carrying value of the note. As of June 30, 2022, the Company had made annual installment payments of $500,000, interest payments of $138,000 and expensed $45,000 in accreted interest.

On January 4, 2021, the Company entered into a $3.0 million Non-Revolving Note agreement with United Bank, Inc. This five-year agreement gave the Company access to a $3.0 million line of credit (“Equipment Line of Credit 2021”), specifically for the purchase of equipment, for a period of twelve months with a variable interest rate initially established at 4.25% as based on the Prime Rate as published by The Wall Street Journal. After twelve months, all borrowings against the Equipment Line of Credit 2021 were converted to a four-year term note agreement with a variable interest rate initially established at 4.25%. The loan is collateralized by the equipment purchased under this agreement. As of June 30, 2022, the Company borrowed $3.0 million against this line of credit with monthly payments of $68,073 that started in February 2022. The Company has made principal payments of $287,000 on this note as of June 30, 2022.

On April 2, 2021, the Company entered into a $3.5 million Non-Revolving Note agreement with United Bank, Inc. This five-year agreement repaid the outstanding $3.5 million line of credit that was used for the down payment on the West Virginia Pipeline acquisition. This loan has monthly installment payments of $64,853 and has a variable interest rate initially established at 4.25% as based on the Prime Rate as published by The Wall Street Journal. The loan is collateralized by the Company’s equipment and receivables. As of June 30, 2022, the Company had made principal payments of $805,000.

On April 29, 2022, the Company entered into a $7.5 million Non-Revolving Note agreement with United Bank, Inc. This five-year agreement was used to finance the purchase of Tri-State Paving and has monthly payments of $140,000 with a variable interest rate of 4.5%. The Company has made principal payments of 224,000 on this note as of June 30, 2022.

On April 29, 2022, the Company entered into a $1.0 million Promissory Note agreement with Corns Enterprises, a related party, as partial consideration for the purchase of Tri- State Paving. This four-year agreement, with a fair value of $936,000, requires $250,000 principal installment payments on or before the end of each twelve (12) full calendar month period beginning April 29, 2022. Interest payments due shall be calculated on the principal balance remaining and shall be at the annual rate of 3.5% which equates to 6.85% on the carrying value of the note. The Company recorded $2,700 in accreted interest and has not made any principal payments on this note as of June 30, 2022.

The Company leases office space for SQP Construction Group for $1,500 per month. The lease, signed on March 25, 2021, is for a period of two years with five one-year renewals available immediately following the end of the base term. Rental terms for the option periods shall be negotiated and agreed mutually between the parties and shall not exceed five percent increases to rent, if any. The lease is expensed monthly and not treated as a right-of-use asset as it does not have a material impact on the Company’s consolidated financial statements.

During the nine months ended June 30, 2022, the Company entered into two lease agreements of construction equipment for a combined $160,000. The leases have a term of twenty-two months with a stated interest rate of 0%, combined monthly installment payments of $6,645 and are cancellable at any time without penalty. The Company has the right to purchase the equipment at the expiration of the leases by applying the two-month deposit paid. The right-of-use assets and operating lease obligations associated with these lease agreements are included in the consolidated balance sheets within property, plant and equipment and long-term debt, respectively, and do not have a material impact on the Company’s financial statements.

The Company has two right-of-use operating leases acquired on April 29, 2022, as part of the Tri-State Paving, LLC transaction. The first operating lease, for the Hurricane, WV facility, had a net present value of $236,000 at April 29, 2022, and a carrying value of $219,000 at June 30, 2022. The second operating lease, for the Chattanooga, Tennessee facility, had a net present value of $129,000 at April 29, 2022, and a carrying value of $124,000 at June 30, 2022. The 4.5% interest rate on the operating leases is based on the Company’s incremental borrowing rate.

Operating Line of Credit

On July 13, 2022, the Company received a one-year extension on its line of credit (“Operating Line of credit (2022)”) effective June 28, 2022. The $15.0 million revolving line of credit has a $12.5 million component and a $2.5 million component, each with separate borrowing requirements. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%. Based on the borrowing base calculation, the Company was able to borrow up to $11.9 million and had $2.1 million borrowed, leaving $9.8 million available on the line of credit as of June 30, 2022. The interest rate at June 30, 2022, was 4.99%. Based on the borrowing base calculation, the Company was able to borrow up to $12.2 million as of September 30, 2021. The Company had $4.5 million in borrowings on the line of credit, leaving $7.7 million available on the line of credit as of September 30, 2021. The interest rate at September 30, 2021, was 4.99%.

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

1.	Minimum tangible net worth of $21.5 million to be measured quarterly,
2.	Minimum traditional debt service coverage of 1.25x to be measured quarterly on a rolling twelve- month basis,
3.	Minimum current ratio of 1.50x to be measured quarterly,
4.	Maximum debt to tangible net worth ratio (“TNW”) of 1.5 to be measured semi-annually,
5.	Full review of accounts receivable aging report and work in progress. The results of the review shall be satisfactory to the lender in its sole and unfettered discretion.

Under the terms of the agreement, the Company must meet the following additional requirements for draw requests causing the borrowings to exceed $12.5 million:

1.	Minimum traditional debt service coverage of 2.0x to be measured quarterly on a rolling twelve-month basis,
2.	Minimum tangible net worth of $24.0 million to be measured quarterly.

The Company was not in compliance with all covenants but received a waiver on the $12.5 million component of the line of credit at June 30, 2022. The Company projects to be in compliance with all covenants for the next twelve months.

Off-Balance Sheet Arrangements

Due to the nature of our industry, we often enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Though for the most part not material in nature, some of these are:

Letters of Credit

Certain customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors and vendors on various customer projects. At June 30, 2022, the Company did not have any letters of credit outstanding.

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

The ability to obtain bonding for future contracts is an important factor in the contracting industry with respect to the type and number of contracts that can be bid. Depending upon the size and conditions of a contract, the Company may be required to post letters of credit or other collateral in favor of the insurer. Posting of these letters or other collateral will reduce our borrowing capabilities. The Company does not anticipate any claims against outstanding performance bonds in the foreseeable future. At June 30, 2022, the Company had $59.6 million in performance bonds outstanding.

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

Please see the tables below for customers that represent 10.0% or more of the Company’s revenue or accounts receivable net of retention at or for the nine months ended June 30, 2022 and 2021:

	Nine Months Ended
Revenue	June 30, 2022	June 30, 2021
TransCanada Corporation	16.4%	*
All other	83.6%	100.0%
Total	100.0%	100.0%

* Less than 10.0% and included in “All other” if applicable

	At
Accounts receivable net of retention	June 30, 2022	June 30, 2021
TransCanada Corporation	22.0%	*
NIPSCO	*	11.5%
All other	78.0%	88.5%
Total	100.0%	100.0%

* Less than 10.0% and included in “All other” if applicable

Litigation

In February 2018, the Company filed a lawsuit against a former customer (“Defendant”) in the United States District Court for the Western District of Pennsylvania. The lawsuit is related to a dispute over work performed on a pipeline construction project. On November 9, 2021, the Company was awarded $5.8 million, none of which has been recognized in the Company’s consolidated financial statements. The Defendant filed motions to request a new trial or a renewed judgement as a matter of law, which were denied by the judge. As of August 15, 2022, the Company has filed motions to submit claims for interest and legal fees to the court and expects all responses to those claims to be filed by mid-September 2022. The Company anticipates that a final judgement order will be issued by the end of calendar year 2022. A party to a civil lawsuit usually has 30 days from the entry of judgment to file a notice of appeal.

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

Other than described above, at June 30, 2022, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At June 30, 2022, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 each month.  The interest rate on the loan agreement is 4.82% with monthly payments of $7,800. As of June 30, 2022, the Company had paid approximately $319,000 in principal and approximately $373,000 in interest since the beginning of the loan. Mr. Douglas Reynolds, President of Energy Services, was a director and secretary of First Bank of Charleston. Mr. Samuel Kapourales, a director of Energy Services, was also a director of First Bank of Charleston. On October 15, 2018, First Bank of Charleston was merged into Premier Bank, Inc., a wholly owned subsidiary of Premier Financial Bancorp, Inc. Mr. Marshall Reynolds, Chairman of the Board of Energy Services, held the same position with Premier Financial Bancorp Inc. Mr. Douglas Reynolds is the president and a director of Energy Services and was a director of Premier Financial Bancorp, Inc. On September 17, 2021, Peoples Bancorp, Inc., parent company of Peoples Bank, completed an acquisition of Premier Financial Bancorp, Inc. and its wholly owned subsidiaries, Premier Bank and Citizens Deposit Bank & Trust. On October 26, 2021, Mr. Douglas Reynolds was elected a director of Peoples Bancorp, Inc., and its subsidiary Peoples Bank.

On April 29, 2022, the Company entered into a $1.0 million Promissory Note agreement with Corns Enterprises as partial consideration for the purchase of Tri- State Paving. This four-year agreement, with a fair value of $936,000, requires $250,000 principal installment payments on or before the end of each twelve (12) full calendar month period beginning April 29, 2022. Interest payments due shall be calculated on the principal balance remaining and shall be at the annual rate of 3.5% which equates to 6.85% on the carrying value of the note. The Company recorded $2,700 in accreted interest and has not made any principal payments on this note as of June 30, 2022.

Subsequent to the April 29, 2022, acquisition of Tri-State Paving, the Company entered into a operating lease for facilities in Hurricane, West Virginia with Corns Enterprises. This thirty-six-month lease is treated as a right-of-use asset and has payments of $7,000 per month. The total net present value of all payments was $236,000 with a carrying value of $230,000 at June 30, 2022.

Other than mentioned above, there were no new material related party transactions entered into during the nine months ended June 30, 2022.

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

Inflation

Most significant project materials, such as pipe or electrical wire, are provided by the Company’s customers. The Company did experience costs increases on materials for fire protection projects, which had been bid several months prior, during the three months and nine months ended June 30, 2022. While significant to those smaller projects, the costs increases were immaterial to the overall operations of the Company. When possible, the Company attempts to lock in pricing with vendors and include qualifications regarding material costs increases in bids. Where allowed by contract, the Company will address fuel cost increases with customers. Significant inflation or supply chain issues could cause customers to delay or cancel planned projects; however, inflation did not have a significant effect on our results for the three and nine months ended June 30, 2022, and 2021.

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

The following table presents our costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings at June 30, 2022, and September 30, 2021:

	June 30, 2022	September 30, 2021
Costs incurred on contracts in progress	$91,041,602	$64,903,618
Estimated earnings, net of estimated losses	13,060,983	13,280,334
	104,102,585	78,183,952
Less billings to date	98,180,380	72,606,840
	$5,922,205	$5,577,112

Costs and estimated earnings in excess of billed on uncompleted contracts	$11,937,080	$8,730,402

Less billings in excess of costs and estimated earnings on uncompleted contracts	6,014,875	3,153,290

	$5,922,205	$5,577,112

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

Materially incorrect estimates of bad debt reserves could result in an unexpected loss in profitability for the Company. Additionally, frequently changing reserves could be an indication of risky or unreliable customers. At June 30, 2022, the management review deemed that the allowance for doubtful accounts was adequate.

Please see the allowance for doubtful accounts table below:

	June 30, 2022	September 30, 2021

Balance at beginning of year	$70,310	$70,310
Charged to expense	—	—
Deductions for uncollectible receivables written off, net of recoveries	—	—
Balance at end of year	$70,310	$70,310

Impairment of goodwill and intangible assets

The Company follows the guidance of ASC 350-20-35-3 Intangibles-Goodwill and Other (Topic 350) which requires a company to record an impairment charge based on the excess of a reporting unit’s carrying amount of goodwill over its fair value. Under the current guidance, companies can first choose to assess any impairment based on qualitative factors (Step 0). If a company fails this test or decides to bypass this step, it must proceed with a two-step quantitative assessment of goodwill impairment. The Company did not have a goodwill impairment at June 30, 2022.

Materially incorrect estimates could cause an impairment to goodwill or intangible assets and result in a loss in profitability for the Company.

A table of the Company’s intangible assets subject to amortization is below:

					Amortization and
					Impairment Nine
	Remaining Life at		Amortization and	Amortization and	Months Ended
	June 30,		Impairment at	Impairment at	June 30,	Net Book
Intangible assets:	2022	Original Cost	June 30, 2022	September 30, 2021	2022	Value

West Virginia Pipeline
Customer Relationships	102 months	$2,209,724	$331,451	$165,725	$165,726	$1,878,273
Tradename	102 months	263,584	39,545	19,772	19,773	224,039
Non-competes	6 months	83,203	62,405	31,202	31,203	20,798

Revolt Energy
Employment agreement/non-compete	22 months	100,000	69,445	13,889	55,556	30,555

Tri-State Paving
Customer Relationships	118 months	1,649,159	25,552	—	25,552	1,623,607
Tradename	118 months	203,213	3,288	—	3,288	199,925
Non-competes	10 months	39,960	6,600	—	6,600	33,360

Total intangible assets		$4,548,843	$538,286	$230,588	$307,698	$4,010,557

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

The Company’s depreciation expense for the nine months ended June 30, 2022, and 2021 was $4.0 million and $3.5 million, respectively. In general, depreciation is included in “cost of revenues” on the Company’s consolidated statements of income.

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

Permanent income tax differences result in an increase or decrease to taxable income and impact the Company’s effective tax rates, which were 28.7% and (0.6%) for the three months ended June 30, 2022, and 2021, respectively. The effective income tax rate for the nine months ended June 30, 2022, was 30.0%, as compared to (6.7%) for the same period in the prior year. Our tax rate is affected by recurring items, such as non-deductible expenses, which we expect to be fairly consistent in the near term.

On June 16, 2021, the Company received notice that the SBA had granted forgiveness and repaid $9.8 million of Paycheck Protection Program (“PPP”) borrowings to its lender. The forgiveness was recorded as “other nonoperating income” for the three and nine months ended June 30, 2021. According to the CARES Act passed by Congress in March 2020, PPP loan forgiveness is not taxable. In accordance with the Consolidated Appropriations Act, 2021, the Company’s PPP related expenditures in fiscal year 2020 were considered deductible expenses for federal income tax purposes. The PPP forgiveness had a significant impact on the effective income tax rate for the three and nine months ended June 30, 2021, as taxable income was decreased by $9.8 million.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. At June 30, 2022, the Company had a net deferred income tax liability of $2.9 million as compared to $2.0 million at September 30, 2021. The Company’s deferred income tax liabilities at June 30, 2022, was $5.0 million and primarily related to depreciation on property and equipment. The Company’s deferred income tax assets at June 30, 2022, was $2.1 million and primarily related to a net operating loss (“NOL”) carryforward. The Company believes that it is more likely than not that all NOL carryforwards will be realized.

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

Subsequent Events

On July 6, 2022, the Company issued a press release announcing that the Company’s Board of Directors authorized a share repurchase program (the “Program”), pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate repurchase not to exceed 1,000,000 shares, which is approximately 6.0% of its outstanding common stock. The Program does not obligate the Company to purchase any particular number of shares, and there is no guarantee as to the exact number of shares to be repurchased by the Company. To date, no share purchases have been made in connection with the with Program.

On August 11, 2022, the Company acquired substantially all the assets of Ryan Environmental, LLC (“Debtor”), located in Bridgeport, West Virginia after having its bid previously accepted by the United States Bankruptcy Court for the Northern District of West Virginia. In the transaction, the Company paid $2.5 million at closing for substantially all the vehicles, equipment, small tools, and accounts receivable. In separate transactions, the Company will assume the Debtor’s vehicle leases with Enterprise Fleet Management for approximately $1.1 million and purchased equipment from a related party of the Debtor for approximately $1.0 million.

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

Transmission pipeline construction opportunities have increased compared to fiscal year 2021 and the Company has been successful in securing several transmission projects for fiscal year 2022. The Company is also experiencing a greater demand for its gas and water distribution services. Several potentially significant electrical and mechanical projects have been delayed until the Company’s fourth fiscal quarter; however, electrical, mechanical, and general construction opportunities have increased in fiscal year 2022.

The Company’s backlog at June 30, 2022, was $135.0 million, as compared to $73.1 million and $72.2 million at June 30, 2021, and September 30, 2021, respectively. While adding additional projects appears likely, no assurances can be given that the Company will be successful in bidding on projects that become available. Moreover, even if the Company obtains contracts, there can be no guarantee that the projects will go forward.

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

There has been no change in Energy Services of America Corporation’s internal control over financial reporting during Energy Services of America Corporation’s third quarter of fiscal year 2022 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

In February 2018, the Company filed a lawsuit against a former customer (“Defendant”) in the United States District Court for the Western District of Pennsylvania. The lawsuit is related to a dispute over work performed on a pipeline construction project. On November 9, 2021, the Company was awarded $5.8 million, none of which has been recognized in the Company’s consolidated financial statements. The Defendant filed motions to request a new trial or a renewed judgement as a matter of law, which were denied by the judge. As of August 15, 2022, the Company has filed motions to submit claims for interest and legal fees to the court and expects all responses to those claims to be filed by mid-September 2022. The Company anticipates that a final judgement order will be issued by the end of calendar year 2022. A party to a civil lawsuit usually has 30 days from the entry of judgment to file a notice of appeal.

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

Other than described above, at June 30, 2022, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At June 30, 2022, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. Risk Factors

Please see the information disclosed in the “Risk Factors” section of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on December 29, 2021. There have been no material changes to the risk factors since the filing of the Annual Report on Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On April 29, 2022, the Company issued 419,287 unregistered common shares to Corns Enterprises “Seller” as partial consideration in the Tri-State Paving acquisition pursuant to an exemption under The Securities Act of 1933. As an additional consideration, if the share price of the Stock is below a closing asking price of $1.50 per share on the date 180 days after issuance, the Company shall pay the Seller, in cash, the difference between $1.50 and the market value for each share of Stock. Payment would be made within thirty (30) days after Seller makes written demand.
(b)	None.
(c)	There were no repurchases of Energy Services of America Corporation’s shares of its common stock during the three and nine months ended June 30, 2022.

ITEM 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY SERVICES OF AMERICA CORPORATION

Date: August 15, 2022	By:	/s/ Douglas V. Reynolds
Douglas V. Reynolds
Chief Executive Officer

Date: August 15, 2022	By:	/s/ Charles P. Crimmel
Charles P. Crimmel
Chief Financial Officer