Form 10-K
period 2022-09-30
Energy Services of America CORP
filed 2022-12-22
CIK 1357971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended September 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number: 001-32998

Energy Services of America Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-4606266
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

75 West 3rd Ave., Huntington, West Virginia	25701
(Address of Principal Executive Office)	(Zip Code)

(304) 522-3868

(Registrant’s Telephone Number including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Stock, par value $0.0001per share	ESOA	The Nasdaq Stock Market, LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price on March 31, 2022, was $ 24,004,287.

As of December 21, 2022, there were issued and outstanding 17,885,615 and 16,667,185, respectively, shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference its definitive Proxy Statement with respect to its 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into (Part III) of this Annual Report on Form 10-K.

Energy Services of America Corporation

Annual Report on Form 10-K

For the Fiscal Year Ended

September 30, 2022

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

PART I

ITEM 1.Business

Overview

Energy Services of America Corporation (“Energy Services” or the “Company”), formed in 2006, is a contractor and service company that operates primarily in the mid-Atlantic and central regions of the United States and provides services to customers in the natural gas, petroleum, water distribution, automotive, chemical, and power industries. For the gas industry, the Company is primarily engaged in the construction, replacement and repair of natural gas pipelines and storage facilities for utility companies and private natural gas companies. Energy Services is involved in the construction of both interstate and intrastate pipelines, with an emphasis on the latter. For the oil industry, the Company provides a variety of services relating to pipeline, storage facilities and plant work. For the power, chemical, and automotive industries, the Company provides a full range of electrical and mechanical installations and repairs including substation and switchyard services, site preparation, equipment setting, pipe fabrication and installation, packaged buildings, transformers, and other ancillary work with regards thereto. Energy Services’ other services include liquid pipeline construction, pump station construction, production facility construction, water and sewer pipeline installations, various maintenance and repair services and other services related to pipeline construction. The Company has also added the ability to install residential, commercial, and industrial solar systems and perform civil and general contracting services.

The Company had consolidated operating revenues of $197.6 million for the fiscal year ended September 30, 2022, of which 43.5% was attributable to electrical, mechanical, and general contract services, 29.5% to gas and petroleum transmission projects, and 27.0% to gas & water distributions services. The Company had consolidated operating revenues of $122.5 million for the fiscal year ended September 30, 2021, of which 48.9% was attributable to electrical, mechanical, and general contract services, 33.0% to gas & water distributions services, and 18.1% to gas and petroleum transmission projects.

Energy Services’ customers include many of the leading companies in the industries it serves, including:

TransCanada Corporation

NiSource, Inc.

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

Energy Services’ sales force consists of industry professionals with significant relevant sales experience, who utilize industry contacts and available public data to determine how to market the Company’s line of products most appropriately. The Company relies on direct contact between its sales force and customers’ engineering and contracting departments to obtain new business.

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

West Virginia Pipeline, Inc. (“West Virginia Pipeline” or “WVP”), a wholly owned subsidiary of Energy Services, operates as a gas and water distribution contractor primarily in southern West Virginia. The employees of West Virginia Pipeline are non-union and are managed independently from the Company’s union subsidiaries.

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

Tri-State Paving & Sealcoating, Inc. (“TSP” or “Tri-State Paving”), a wholly owned subsidiary of Energy Services, completed the acquisition of substantially all of the assets of Tri-State Paving & Sealcoating, LLC (“Tri-State Paving, LLC”) on April 29, 2022. Tri-State Paving provides utility paving services to water distribution customers in the Charleston, West Virginia, Lexington, Kentucky, and Chattanooga, Tennessee markets. The employees of TSP are non-union and are managed independently from the Company’s union subsidiaries.

Ryan Construction Services Inc. (“Ryan Construction” or “RCS”), a wholly owned subsidiary of Energy Services, formed in August 2022 in connection with the acquisition of substantially all of the assets of Ryan Environmental, LLC and Ryan Environmental Transport, LLC, provides directional drilling services for broadband service providers along with offering natural gas distribution services, cathodic protection and corrosion prevention services, and civil construction services. Ryan Construction operates primarily in West Virginia and Pennsylvania. The employees of RCS are non-union and are managed independently from the Company’s union subsidiaries.

The Company’s website address is www.energyservicesofamerica.com.

Recent Events

On October 6, 2021, the Company’s transfer agent completed the full redemption of all the Company’s 6.0% Convertible Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), which resulted in the issuance of 2,626,492 new shares of the Company’s common stock, the issuance of 317,500 common shares that were included in Series A Preferred Stock units, and cash redemption payments of $1.3 million. The Company’s total outstanding common shares after redemption was 16,247,898 as of October 6, 2021.

On February 16, 2022, the stockholders of Energy Services approved the Company’s 2022 Equity Incentive Plan (the “Plan”), which provides for the grant of stock-based awards to officers and employees of the Company and its subsidiaries. The maximum number of shares of stock, in the aggregate, that may be granted under the Plan as stock options, restricted stock or restricted stock units is 1,500,000 shares. A description of the material terms of the Plan is contained in the Company’s definitive proxy statement for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on January 11, 2022. No grants of stock-based awards were made during the fiscal year ended September 30, 2022.

On March 23, 2022, the Company’s common stock began trading on the Nasdaq Capital Market operated by The Nasdaq Stock Market, LLC under the symbol “ESOA”.

Pursuant to the Asset Purchase Agreement signed on April 6, 2022, and amended on April 29, 2022, the Company acquired substantially all the assets (including but not limited to customer contracts, employees, and equipment) of Tri-State Paving, LLC for $7.5 million in cash, a $1.0 million promissory note, and $1.0 million in Energy Services common stock. The $7.5 million in cash was funded through a loan with United Bank, Inc., Huntington, West Virginia (“United Bank”). The transaction resulted in the issuance of 419,287 common shares, bringing the total outstanding common shares to 16,667,185 as of April 29, 2022. David E. Corns continued his role as President of the Company’s new subsidiary, Tri-State Paving, which earned revenues of $4.9 million for the fiscal year ended September 30, 2022.

On July 6, 2022, the Company’s Board of Directors authorized a new share repurchase program (the “Program”), pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate repurchase amount not to exceed 1,000,000 shares, which was approximately 6.0% of its outstanding common stock as of the date of the announcement. The Program does not obligate the Company to purchase any number of shares, and there is no guarantee as to the exact number of shares to be repurchased by the Company. No repurchases were made in connection with the Program during the fiscal year ended September 30, 2022.

On August 11, 2022, Ryan Construction Services Inc., a newly formed wholly owned subsidiary of Energy Services, completed the acquisition of Ryan Environmental, LLC (“Ryan Environmental”), located in Bridgeport, WV, pursuant to an order issued by the United States Bankruptcy Court for the Northern District of West Virginia (the “Court”) on August 9, 2022 and Ryan Environmental Transport, LLC (“Ryan Transport”), located in Bridgeport, West Virginia, under the terms of an Asset Purchase Agreement. As part of the business combination, the Company acquired certain assets, including equipment, vehicles, and small tools, of Ryan Environmental for $3.0 million in cash and certain assets, including equipment and small tools, of Ryan Transport for $1.0 million in cash.

COVID-19 Response

For the fiscal year ended September 30, 2022, the Company did not have significant issues with COVID-19 exposure among its employees and most of the Company’s existing customers had resumed projects that were affected by COVID-19 shutdowns in fiscal 2021.

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

Paycheck Protection Program Loans

Due to the economic uncertainties created by COVID-19 and limited operating funds available, the Company applied for loans under the Paycheck Protection Program (“PPP”). On April 15, 2020, Energy Services and subsidiaries, C.J. Hughes, Contractors Rental and Nitro entered into separate PPP notes effective April 7, 2020, with United Bank as the lender (“Lender”) in an aggregate principal amount of $13.1 million pursuant to the PPP (collectively, the “PPP Loan”). In a special meeting held on April 27, 2020, the Board of Directors of the Company unanimously voted to return $3.3 million of the PPP Loan funds after discussing the financing needs of the Company and subsidiaries. That left the Company and subsidiaries with $9.8 million in PPP Loans to fund operations.

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

During fiscal year 2021, the Company received notice that the SBA had granted forgiveness of the $9.8 million of PPP borrowings and the SBA repaid the lending institution in full. The forgiveness was recorded as other income for the fiscal year ended September 30, 2021.

Borrowers must retain PPP documentation for at least six years after the date the loan is forgiven or paid in full, and the SBA and SBA Inspector General must be granted these files upon request. The SBA could still revisit its forgiveness decision and determine that the Company does not qualify in whole or in part for loan forgiveness and demand repayment of the loans. In addition, it is unknown what type of penalties could be assessed against the Company if the SBA disagrees with the Company’s certification. Any penalties in addition to the potential repayment of the PPP Loan could negatively impact the Company’s business, financial condition and results of operations and prospects.

The Company has not received any notifications related to an audit; however, the Company has provided additional payroll costs information for two companies as requested by the SBA through the Company’s lender. The Company has received no other requests or questions.

Backlog/New Business

The Company’s backlog represents contracts for services that have been entered into, but which have not yet been completed. At September 30, 2022, Energy Services had a backlog of $142.3 million of work to be completed on existing contracts. At September 30, 2021, the Company had a backlog of $72.2 million.

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

Employees and Human Capital Resources

Energy Services of America believes the Company’s greatest asset is its employees. The Company’s emphasis on the health and safety of its employees is an important factor in maintaining its experienced workforce and attracting new talent. As of September 30, 2022, the Company had 1,055 employees including 353 full-time non-union employees.

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

We typically experience lower volumes and lower margins during the winter months due to lower demand for our pipeline services and more difficult operating conditions. Also, other items that can materially affect our quarterly results include:

●	Adverse weather;
●	Variations in the mix of our work in any quarter;
●	Shortage of qualified labor;
●	Unfavorable regional, national or global economic and market conditions;
●	A reduction in the demand for our services;
●	Changes in customer spending patterns and need for the services we provide;
●	Unanticipated increases in construction and design costs;
●	Timing and volume of work we perform;
●	Termination of existing agreements;
●	Losses experienced not covered by insurance;
●	Payment risks associated with customer financial condition;
●	Changes in bonding requirements of agreements;
●	Supply chain constraints;
●	Interest rate variations; and
●	Changes in accounting and financial reporting standards.

Future acquisitions could disrupt the Company’s business and adversely affect our results of operations, financial condition and cash flows.

In fiscal 2022, the Company completed the acquisitions of Tri-State Paving and Ryan Construction. The Company may choose to expand by making additional acquisitions that could be material to its business, results of operations, financial condition and cash flows. Acquisitions involve many risks, including the following:

●	an acquisition may negatively affect the Company’s results of operations, financial condition or cash flows because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, may expose us to claims and disputes by third parties, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition;
●	the Company may encounter difficulties or unforeseen expenditures in integrating the operations of any company that it acquires, particularly if key personnel of the acquired company decide not to work for us;
●	an acquisition may disrupt our ongoing business, divert resources, increase our expenses and distract our management;
●	an acquisition may involve the entry into geographic or business markets in which the Company has little or no prior experience or where competitors have stronger market positions;
●	if the Company incurs debt to fund such acquisition, such debt may subject us to material restrictions on our ability to conduct our business as well as financial maintenance covenants; and
●	to the extent that the Company issues a significant amount of equity securities in connection with future acquisitions, existing stockholders may be diluted and earnings per share may decrease.

The occurrence of any of these risks could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

Inflation can have an adverse impact on our business and on our customers.

Inflation risk is the risk that the value of assets or income will be worth less in the future as inflation decreases the value of money. Recently, there have been market indicators of a pronounced rise in inflation and the Federal Reserve has raised certain benchmark interest rates in an effort to combat inflation. Inflation generally increases the cost of goods and services we will use in our business operations, such as electricity and other utilities, which increases our expenses. In addition, we may have to increase both wages to retain our employees and the cost of our services by a greater amount than we have budgeted. Furthermore, our customers will also be affected by inflation and the rising costs of goods and services used in their businesses, which could have a negative impact on their ability to use our services and afford to pay our fees.

Societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. We and our customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions and operating process changes. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Among the impacts to us could be a drop in demand for our products and services, particularly in certain sectors. Our efforts to take these risks into account may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

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

In fiscal year 2021, the Company received notification of forgiveness on the $9.8 million in PPP loans received in calendar year 2020. The Company must retain PPP loan documentation in its files for six years after the date of forgiveness. The Company believes it meets the SBA’s certification requirement based on its limited access to capital, weakened business operations during the pandemic and small market value. The Company’s shares of common stock did not trade on a national exchange at the time we applied for PPP loans and at the time such loans were forgiven by the SBA.

The Company has not received any notifications related to an audit; however, the Company has provided additional payroll costs information for two companies as requested by the SBA through the Company’s lender. The Company has received no other requests or questions. However, no assurance can be given as to the outcome if the SBA re-evaluates the Company’s loan certification. The SBA could determine that the Company does not qualify in whole or in part for loan forgiveness. In addition, it is unknown what type of penalties could be assessed against the Company if the SBA disagrees with the Company’s certification. The Company could be required to repay its PPP Loans. Any penalties in addition to the potential repayment of the PPP Loans could negatively impact the Company’s business, financial condition and results of operations and prospects.

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

Our business relies heavily on having lines of credit in place to fund the various projects we are working on. Should funding not be available, or on favorable terms, it could severely curtail our operations and the ability to generate profits. Energy Services maintains a banking relationship with two regional banks and has lines of credit and borrowing facilities with these institutions. On July 13, 2022, the Company renewed its $15.0 million operating line of credit with United Bank. Based on the borrowing base calculation, the Company could borrow up to $12.5 million as of September 30, 2022. The Company had borrowed $12.5 million on the line of credit as of September 30, 2022, leaving no borrowings available on the line of credit as of that date. The Company believes this line of credit will provide enough operating capital for future projects, but the Company and its lenders are working on a financing package that could expand the current operating line. The Company cannot guarantee it will always have access to this line of credit in the future depending on the Company’s financial performance.

Risk Related to our Financial Performance

Revenue and cost estimates on projects may differ from actual results.

The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. While the Company believes estimates on project performance are materially correct at September 30, 2022, there can be no assurance that actual results will not differ from those estimates.

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

Risks Relating to Ownership of Our Common Stock

Our common stock is not heavily traded, and the stock price may fluctuate significantly.

Our common stock is traded on the NASDAQ Capital Market under the symbol “ESOA.” Certain brokers currently make a market in the common stock, but such transactions are infrequent, and the volume of shares traded is relatively small. Management cannot predict whether these or other brokers will continue to make a market in our common stock. Prices on stock that is not heavily traded, such as our common stock, can be more volatile than heavily traded stock. Factors such as our financial results, the introduction of new products and services by us or our competitors, publicity regarding our industry, and various other factors may have a significant impact on the market price of the shares of the common stock. Management also cannot predict the extent to which an active public market for our common stock will develop or be sustained in the future. Accordingly, stockholders may not be able to sell their shares of our common stock at the volumes, prices, or times that they desire.

Our directors beneficially own a significant portion of our common stock and have substantial influence over us.

Our directors, as a group, beneficially owned approximately 36.1% of our outstanding shares of common stock as of September 30, 2022. As a result of this level of ownership, our directors have the ability, by taking coordinated action, to exercise significant influence over our affairs and policies. The interests of our directors may not be consistent with your interests as a stockholder. This influence may also have the effect of delaying or preventing changes of control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our Company.

ITEM 1B.Unresolved Staff Comments

None.

ITEM 2.Properties

The Company and its subsidiaries own the property where its subsidiaries, C.J. Hughes, Nitro, West Virginia Pipeline, SQP, Tri-State Paving and Ryan Construction and the Company’s headquarters are located. We maintain our executive offices at 75 West 3rd Ave., Huntington, West Virginia 25701, which is also the offices of C.J. Hughes and Contractors Rental. Nitro’s office is located at 4300 1st Ave., Nitro, WV 25143. West Virginia Pipeline’s office is located at 300 Pipeline Road, Princeton, WV 24739. SQP leases its office space and is located at 281 Smiley Drive, St Albans, WV 25177. TSP leases its office space and is located at 3384 Teays Valley Rd, Hurricane, WV 25526. Ryan Construction leases its office space and is located at 5793 W. Veterans Memorial Highway, Bridgeport, WV 26330. The Company’s management believes that its properties are adequate for the business it conducts. Please see “Liquidity and Capital Resources” for a description of the mortgages and leases on these properties.

ITEM 3.Legal Proceedings

In February 2018, the Company filed a lawsuit against a former customer (“Defendant”) in the United States District Court for the Western District of Pennsylvania. The lawsuit is related to a dispute over work performed on a pipeline construction project. On November 21, 2022, a Judgment Order was issued, and the Company was awarded $13.1 million, of which $5.8 million was the jury award, $1.6 million was for attorney’s fees, and $5.7 million was for penalties and interest. The amounts awarded by the Judgment Order have not been recognized in the Company’s consolidated financial statements as of September 30, 2022. The Company’s attorney’s fees have been expensed as incurred. On December 16, 2022, the Defendant filed a notice of appeal with the court.

On November 12, 2021, the Company received a withdrawal liability claim from a pension plan to which the Company made pension contributions for union construction employees performing covered work in a particular jurisdiction. The Company has not performed covered work in their jurisdiction since 2011; however, the Company disagrees with the withdrawal claim and believes it is covered by an exemption under federal law. The demand called for thirty-four quarterly installment payments of $41,000 starting December 15, 2021. The Company must comply with the demand under federal pension law; however, the Company firmly believes no withdrawal liability exists. The Company is in negotiations with the pension fund to resolve the matter and all future payments have been suspended as part of the negotiation. The Company has expensed all $164,000 in payments made through September 30, 2022 and does not expect any future liabilities related to this claim.

Other than described above, at September 30, 2022, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At September 30, 2022, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.Mine Safety Disclosures

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On March 23, 2022, the Company’s common stock began trading on the Nasdaq Capital Market operated by The Nasdaq Stock Market, LLC under the symbol “ESOA”. The Company’s common stock had previously been traded under the symbol “ESOA” on the OTCQB Marketplace.

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

Common Stock

Fiscal 2021	High	Low	Dividends
Quarter ended December 31, 2020	$1.30	$0.81	$—
Quarter ended March 31, 2021	2.45	1.02	—
Quarter ended June 30, 2021	2.40	1.96	—
Quarter ended September 30, 2021	2.40	1.62	—

Fiscal 2022	High	Low	Dividends
Quarter ended December 31, 2021	$3.65	$1.32	$—
Quarter ended March 31, 2022	4.68	2.30	—
Quarter ended June 30, 2022	3.25	1.90	—
Quarter ended September 30, 2022	3.49	1.77	—

As of December 21, 2022, there were 31 holders of record of our common stock. Certain shares of the Company’s common stock are held in “nominee” or “street” name and accordingly the number of beneficial owners of common stock is not included in the number of record holders.

The Company did not repurchase any stock during the twelve months ended September 30, 2022 and 2021.

On February 16, 2022, the stockholders of Energy Services approved the Company’s 2022 Equity Incentive Plan (the “Plan”), which provides for the grant of stock-based awards to officers and employees of the Company and its subsidiaries. The maximum number of shares of stock, in the aggregate, that may be granted under the Plan as stock options, restricted stock or restricted stock units is 1,500,000 shares. A description of the material terms of the Plan is contained in the Company’s definitive proxy statement for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on January 11, 2022. No grants of stock-based awards were made during the fiscal year ended September 30, 2022.

On July 6, 2022, the Company’s Board of Directors authorized a new share repurchase program (the “Program”), pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate repurchase amount not to exceed 1,000,000 shares, which was approximately 6.0% of its outstanding common stock as of the date of the announcement. The Program does not obligate the Company to purchase any number of shares, and there is no guarantee as to the exact number of shares to be repurchased by the Company. No repurchases were made in connection with the Program during the fiscal year ended September 30, 2022.

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

Results of Operations for the Fiscal Year Ended September 30, 2022, Compared to the Fiscal Year Ended September 30, 2021.

Revenue. A table comparing the components of the Company’s revenues for the fiscal years ended September 30, 2022, and 2021 is below:

	Fiscal Year Ended
	September 30, 2022	% of total	September 30, 2021	% of total	Change	% Change
Gas & Water Distribution	$53,311,569	27.0%	$40,440,195	33.02%	$12,871,374	31.8%
Gas & Petroleum Transmission	58,268,501	29.5%	22,133,483	18.07%	36,135,018	163.3%
Electrical, Mechanical, and General	86,009,930	43.5%	59,892,148	48.91%	26,117,782	43.6%
Total	$197,590,000	100.0%	$122,465,826	100.0%	$75,124,174	61.3%

Revenue increased by $75.1 million, or 61.3%, to $197.6 million for the fiscal year ended September 30, 2022, from $122.5 million for the fiscal year ended September 30, 2021.

Gas & Water Distribution revenues totaled $53.3 million for the fiscal year ended September 30, 2022, a $12.9 million increase from $40.4 million for the fiscal year ended September 30, 2021. The revenue increase was primarily related to the Company’s overall commitment to growing this line of business through adding new distribution crews and the acquisition of Tri-State Paving, which primarily provides services for water utility companies. Tri-State Paving, acquired on April 29, 2022, contributed revenues of $4.9 million for the fiscal year ended September 30, 2022. A full year of West Virginia Pipeline revenue, acquired on December 31, 2020, resulted in $3.1 million in additional revenue during fiscal year 2022 as compared to 2021.

Gas & Petroleum Transmission revenues totaled $58.3 million for the fiscal year ended September 30, 2022, a $36.1 million increase from $22.1 million for the fiscal year ended September 30, 2021. The revenue increase was primarily related to an increase in the amount of bidding opportunities with both existing, long-term customers and newer customers.

Electrical, Mechanical, & General services and construction revenues totaled $86.0 million for the fiscal year ended September 30, 2022, a $26.1 million increase from $59.9 million for the fiscal year ended September 30, 2021. The revenue increase was primarily due to growth in general and civil construction opportunities for SQP, which began operations in March 2021 and increased revenues by $19.3 million in fiscal year 2022 as compared to 2021.

Cost of Revenues. A table comparing the components of the Company’s costs of revenues for fiscal years ended September 30, 2022 and 2021, is below:

	Fiscal Year Ended
	September 30, 2022	% of total	September 30, 2021	% of total	Change	% Change
Gas & Water Distribution	$41,726,934	23.8%	$32,467,794	29.6%	$9,259,140	28.5%
Gas & Petroleum Transmission	54,856,321	31.3%	17,237,245	15.7%	37,619,076	218.2%
Electrical, Mechanical, and General	79,141,713	45.2%	55,574,528	50.7%	23,567,185	42.4%
Unallocated Shop (Profit) Expense	(505,716)	(0.3)%	4,265,237	3.9%	(4,770,953)	(111.9)%
Total	$175,219,252	100.0%	$109,544,804	100.0%	$65,674,448	60.0%

Total cost of revenues increased by $65.7 million or 60.0% to $175.2 million for the fiscal year ended September 30, 2022, from $109.5 million for the fiscal year ended September 30, 2021.

Gas & Water Distribution cost of revenues totaled $41.7 million for the fiscal year ended September 30, 2022, a $9.2 million increase from $32.5 million for the fiscal year ended September 30, 2021. The cost of revenues increase was primarily related to the Company’s overall commitment to growing this line of business through adding new distribution crews and the acquisition of Tri-State Paving, which primarily provides services for water utility companies. Tri-State Paving, acquired on April 29, 2022, had cost of revenues of $3.1 million for the fiscal year ended September 30, 2022. A full year of West Virginia Pipeline cost of revenues, acquired on December 31, 2020, resulted in $1.8 million in additional cost of revenues during fiscal year 2022 as compared to 2021.

Gas & Petroleum Transmission cost of revenues totaled $54.9 million for the fiscal year ended September 30, 2022, a $37.7 million increase from $17.2 million for the fiscal year ended September 30, 2021. The cost of revenues increase was primarily related to an increase in the amount of bidding opportunities with both existing, long-term customers and newer customers. The Company has one gas transmission project that is projected to lose $2.1 million.

Electrical, Mechanical, & General services and construction cost of revenues totaled $79.1 million for the fiscal year ended September 30, 2022, a $23.5 million increase from $55.6 million for the fiscal year ended September 30, 2021. The cost of revenues increase was primarily due to growth in general and civil construction opportunities for SQP, which began operations in March 2021 and increased costs of revenues by $16.4 million in fiscal year 2022 as compared to 2021.

Gross Profit. A table comparing the components of the Company’s gross profit for fiscal years ended September 30, 2022, and 2021, is below:

	Fiscal Year Ended
	September 30, 2022	% of revenue	September 30, 2021	% of revenue	Change	% Change
Gas & Water Distribution	$11,584,635	51.8%	$7,972,401	61.7%	$3,612,234	45.3%
Gas & Petroleum Transmission	3,412,180	15.3%	4,896,238	37.9%	(1,484,058)	(30.3)%
Electrical, Mechanical, and General	6,868,217	30.7%	4,317,620	33.4%	2,550,597	59.1%
Unallocated Shop Profit (Expense)	505,716	2.3%	(4,265,237)	(33.0)%	4,770,953	(111.9)%
Total	$22,370,748	100.0%	$12,921,022	100.0%	$9,449,726	73.1%

Gross profit percentage	11.3%		10.6%

Total gross profit increased by $9.5 million or 73.1% to $22.4 million for the fiscal year ended September 30, 2022, from $12.9 million for the fiscal year ended September 30, 2021.

Gas & Water Distribution gross profit totaled $11.6 million for the fiscal year ended September 30, 2022, a $3.6 million increase from $8.0 million for the fiscal year ended September 30, 2021. The gross profit increase was primarily related to the Company’s overall commitment to growing this line of business through adding new distribution crews and the acquisition of Tri-State Paving, which primarily provides services for water utility companies. Tri-State Paving, acquired on April 29, 2022, contributed gross profit of $1.8 million for the fiscal year ended September 30, 2022. A full year of West Virginia Pipeline gross profit, acquired on December 31, 2020, resulted in $1.3 million in additional gross profit during the fiscal year 2022 as compared to 2021.

Gas & Petroleum Transmission gross profit totaled $3.4 million for the fiscal year ended September 30, 2022, a $1.5 million decrease from $4.9 million for the fiscal year ended September 30, 2021. The gross profit decrease was primarily related to one gas transmission project that is projected to lose $2.1 million.

Electrical, Mechanical, & General services and construction gross profit totaled $6.9 million for the fiscal year ended September 30, 2022, a $2.6 million increase from $4.3 million for the fiscal year ended September 30, 2021. The gross profit increase was primarily due to growth in general and civil construction opportunities for SQP, which began operations in March 2021 and increased gross profit by $3.0 million in the fiscal year 2022 as compared to 2021.

Gross profit attributed to unallocated shop operations totaled $506,000 for the fiscal year ended September 30, 2022, a $4.8 million increase from $4.3 million in unallocated shop expenses for the fiscal year ended September 30, 2021. The gross profit increase was primarily due to increased internal equipment charges to projects and better project costs tracking for the fiscal year ended September 30, 2022, as compared to 2021.

Selling and administrative expenses. Total selling and administrative expenses increased by $1.9 million to $15.9 million for the fiscal year ended September 30, 2022, from $14.0 million for the fiscal year ended September 30, 2021. Approximately $700,000 of the selling and administrative expense increase for the fiscal year ended September 30, 2022 as compared to the prior fiscal year, was from the operations of the new subsidiaries, Tri-State Paving and Ryan Construction. In addition, the Company incurred approximately $1.6 in million additional selling and administrative expenses related to a full twelve months of activity for West Virginia Pipeline and SQP in the fiscal year 2022 as compared to 2021.

Income from operations. Income from operations was $6.5 million for the fiscal year ended September 30, 2022, a $7.6 million increase from a $1.1 million loss from operations for the fiscal year ended September 30, 2021. The increase was due to the items described above.

Interest Expense. Interest expense increased by $331,000 or 59.3% to $888,000 for the fiscal year ended September 30, 2022, from $557,000 for the fiscal year ended September 30, 2021. This increase was primarily due to increased line of credit borrowings and financing the financing of acquisitions.

Other Income. Other income totaled $507,000 for the fiscal year ended September 30, 2022, as compared to other income of $10.7 million for the fiscal year ended September 30, 2021. The decrease in other income was primarily related to $9.8 million of PPP loan debt forgiveness recognized during the fiscal year ended September 30, 2021. Please see the “Paycheck Protection Program Loans” disclosure on page 9.

Net Income. Income before income taxes was $6.1 million for the fiscal year ended September 30, 2022, compared to $9.1 million for the fiscal year ended September 30, 2021. The $3.0 million decrease was primarily due to a one-time $9.8 million PPP loan debt forgiveness in the fiscal year 2021, partially offset by a $7.6 million increase in income from operations.

The income tax expense for fiscal year ended September 30, 2022 was $2.3 million compared to an income tax benefit of ($29,000) for the fiscal year ended September 30, 2021. The increase was due to an increase in taxable income. According to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) passed by Congress in March 2020, PPP loan forgiveness is not taxable. In accordance with the Consolidated Appropriations Act, 2021, the Company’s PPP related expenditures in the fiscal year 2020 were considered deductible expenses for federal income tax purposes.

The effective income tax rate for the fiscal year ended September 30, 2022 was 37.0%. The effective income tax rate for the fiscal year ended September 30, 2021, was (0.32%). The PPP forgiveness had a significant impact on the effective income tax rate for the fiscal year ended September 30, 2021, as taxable income was decreased by $9.8 million. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income or loss, non-taxable items and nondeductible expenses.

Dividends on preferred stock for the fiscal years ended September 30, 2022, and 2021 were $0 and $284,000, respectively. There will be no further dividends paid on preferred stock after the October 6, 2021 redemption of all the Company’s preferred stock.

Net income available to common stockholders for the fiscal year ended September 30, 2022 was $3.9 million compared to $8.8 million for the fiscal year ended September 30, 2021. The decrease was due to the items mentioned above.

Comparison of Financial Condition at September 30, 2022 Compared to September 30, 2021.

The Company had total assets of $112.6 million at September 30, 2022, an increase of $42.4 million from the prior the fiscal year-end balance of $70.2 million.

The aggregate balance of accounts receivable, retainages receivable, allowance for doubtful accounts and other receivables totaled $42.9 million at September 30, 2022, an increase of $20.4 million from the combined prior the fiscal year-end balance of $22.5 million. The increase was primarily due to increased work in the fiscal year 2022 as compared to 2021. Specifically, $69.4 million in revenue was generated in the fourth quarter of fiscal year 2022 as compared to $39.6 million for the same period in 2021.

Net property, plant and equipment totaled $32.7 million at September 30, 2022, an increase of $9.7 million from the prior the fiscal year-end balance of $23.0 million. Property, plant and equipment acquisitions totaled $15.6 million for the fiscal year 2022 while depreciation expense was $5.6 million, and the net impact of disposals was $316,000. Assets received as part of the Tri-State Paving and Ryan Construction acquisitions accounted for $8.9 million of the $15.6 million in total acquisitions.

Contract assets totaled $16.1 million at September 30, 2022, an increase of $7.4 million from the prior the fiscal year-end balance of $8.7 million. This increase was primarily due to increased work and the timing of project billings and related increase in costs and estimated earnings in excess of billings at September 30, 2022 as compared to at September 30, 2021.

Goodwill and acquired intangible assets totaled $8.0 million at September 30, 2022, a $3.7 million increase from the prior fiscal year end balance of $4.2 million. The increase to goodwill and acquired intangible assets was primarily the result of the Tri-State Paving acquisition which goodwill and acquired intangible assets totaled $4.2 million at September 30, 2022, and was partially offset by $445,000 in amortization expense for fiscal year 2022.

Right-of-use assets acquired from operating leases totaled $1.6 million net of amortization expense, as compared to no right-to-use assets at the prior the fiscal year end. The operating leases were primarily related to the business combinations completed in the fiscal year ended September 30, 2022.

Prepaid expenses and other totaled $3.9 million at September 30, 2022, an increase of $401,000 from the prior the fiscal year-end balance of $3.5 million. The increase was primarily due to the increase of various prepaid insurance accounts based on labor cost expensed or standard monthly charges.

Cash and cash equivalents totaled $7.4 million at September 30, 2022, a decrease of $799,000 from the prior the fiscal year-end balance of $8.2 million. The decrease was primarily related to a net $8.3 million investment in property and equipment, $4.3 million in long-term debt repayments, and $1.2 million in preferred stock conversion payments, partially offset by a net $4.7 million increase in line of credit and short-term borrowings and $8.3 million in net cash provided by operating activities.

Liabilities totaled $74.3 million at September 30, 2022, an increase of $38.8 million from the prior the fiscal year-end balance of $35.5 million.

Accounts payable totaled $20.3 million as of September 30, 2022, an increase of $13.0 million from the prior the fiscal year-end balance of $7.3 million. The increase was due to more work in progress at the end of the fiscal year 2022, as compared to the same period in fiscal 2021.

Lines of credit and short-term borrowings totaled $13.1 million at September 30, 2022, an increase of $8.1 million from the prior the fiscal year-end balance of $5.0 million. This increase was primarily due to increased borrowings against the Company’s operating line of credit because or more work in progress at the end of the fiscal year 2022, as compared to the same period in fiscal 2021.

Accrued expenses and other current liabilities totaled $11.3 million at September 30, 2022, an increase of $5.7 million from the prior the fiscal year-end balance of $5.6 million. The increase was primarily due to increased labor and burden expenses incurred towards the end of the fiscal year 2022, as compared to the same period in fiscal 2021.

The aggregate balance of current maturities of long-term debt and long-term debt totaled $17.6 million at September 30, 2022, an increase of $5.2 million from the prior the fiscal year-end balance of $12.4 million. The increase was primarily due to a $8.4 million increase related to financing the Tri-State Paving acquisition and $940,000 in equipment financing, partially offset by $4.3 million in payments on long-term debt.

Contract liabilities totaled $6.0 million at September 30, 2022, an increase of $2.8 million from the prior the fiscal year-end balance of $3.2 million. This increase was due to increased billings in excess of costs and earnings when computing earned revenue on construction projects at September 30, 2022, as compared to at September 30, 2021.

Operating lease liabilities totaled $1.6 million at September 30, 2022, an increase of $1.6 million from the prior fiscal year end balance. See “Leases” on page 29 for a discussion of operating leases added in the fiscal year 2022.

Net deferred income tax payable totaled 4.5 million at September 30, 2022, an increase of $2.5 million from the prior the fiscal year-end balance of $2.0 million. The increase was primarily related to a net operating loss (“NOL”) carryforward resulting from bonus depreciation on acquired assets.

Stockholders’ equity totaled $38.3 million at September 30, 2022, an increase of $3.7 million from the prior the fiscal year-end balance of $34.6 million. This increase was primarily due to $3.9 million in net income and a $1.0 million increase in additional paid in capital related to stock issued as part of the Tri-State Paving acquisition, partially offset by $1.2 million in preferred stock redemption payments.

Liquidity and Capital Resources

Operating Line of Credit and Short-Term Borrowings

On July 13, 2022, the Company received a one-year extension on its operating line of credit effective June 28, 2022. The $15.0 million revolving line of credit has a $12.5 million component and a $2.5 million component. The Company can borrow from the $12.5 million component first and then from the additional $2.5 million component if additional requirements are met. The covenant requirements for both components are below. Based on the borrowing base calculation, the Company borrowed all $12.5 million available on the line of credit as of September 30, 2022. The Company did not meet the requirements to borrow any from the $2.5 million component. The Company expects to receive an amendment to increase its line of credit by December 31, 2022.

The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%. The interest rate at September 30, 2022, was 5.5%. Based on the borrowing base calculation, the Company was able to borrow up to $12.2 million as of September 30, 2021. The Company had $4.5 million in borrowings on the line of credit, leaving $7.7 million available on the line of credit as of September 30, 2021. The interest rate at September 30, 2021, was 4.99%.

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

The Company was not in compliance with all covenants but received a waiver on the $12.5 million component of the line of credit at September 30, 2022. The Company projects to be in compliance with all covenants associated with the $12.5 million component for the next twelve months.

The Company also finances insurance policy premiums on a short-term basis through a financing company. These insurance policies include workers’ compensation, general liability, automobile, umbrella, and equipment policies. The Company makes a down payment in January and finances the remaining premium amount over ten monthly payments. In January 2022 and 2021, respectively, the Company financed $3.4 million and $3.2 million in insurance premiums. At September 30, 2022 and 2021, respectively, the remaining balance of the insurance premiums was $580,000 and $540,000.

Long-Term Debt

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with a bank to purchase the office building and property it had previously been leasing for $6,300 monthly. The interest rate on this loan agreement is 4.82% with monthly payments of $7,800. The interest rate on this note is subject to change from time to time based on changes in the U.S. Treasury yield, adjusted to a constant maturity of three years as published by the Federal Reserve weekly. As of September 30, 2022, the Company had made principal payments of $333,000. The loan is collateralized by the building purchased under this agreement. The note is currently held by Peoples Bank, Inc., formerly First Bank of Charleston, Inc. (West Virginia).

On November 13, 2015, the Company entered into a 10-year $1.1 million loan agreement with United Bank to purchase the fabrication shop and property Nitro had previously been leasing for $12,900 each month. The variable interest rate on the loan agreement is 7.25% at September 30, 2022 with monthly payments of $12,193. As of September 30, 2022, the Company had made principal payments of $687,000. The loan is collateralized by the building and property purchased under this agreement.

On June 28, 2017, the Company entered into a $5.0 million Non-Revolving Note agreement with United Bank. This five-year agreement gave the Company access to a $5.0 million line of credit (“Equipment Line of Credit 2017”), specifically for the purchase of equipment, for a period of three months with an interest rate of 4.99%. After three months, all borrowings against the Equipment Line of Credit 2017 were converted to a five-year term note agreement with an interest rate of 4.99% with monthly payments of $98,865. As of September 30, 2022, the Company had repaid this note in full.

On December 31, 2020, West Virginia Pipeline Acquisition Company, later renamed West Virginia Pipeline, Inc., entered into a $3.0 million sellers’ note agreement with David and Daniel Bolton for the remaining purchase price of West Virginia Pipeline, Inc. For the purchase price allocation, the $3.0 million note had a fair value of $2.85 million. As part of the $6.35 million acquisition price, the Company paid $3.5 million in cash in addition to the note. The unsecured five-year term note requires annual payments of at least $500,000 with a fixed interest rate of 3.25% on the $3.0 million sellers’ note, which equates to 5.35% on the carrying value of the note. As of September 30, 2022, the Company had made annual installment payments of $500,000, interest payments of $152,000 and expensed $53,000 in accreted interest.

On January 4, 2021, the Company entered into a $3.0 million Non-Revolving Note agreement with United Bank. This five-year agreement gave the Company access to a $3.0 million line of credit (“Equipment Line of Credit 2021”), specifically for the purchase of equipment, for a period of twelve months with a variable interest rate initially established at 4.25% as based on the Prime Rate as published by The Wall Street Journal. After twelve months, all borrowings against the Equipment Line of Credit 2021 were converted to a four-year term note agreement with a variable interest rate initially established at 4.25%. The loan is collateralized by the equipment purchased under this agreement. As of September 30, 2022, the Company borrowed $3.0 million against this line of credit with monthly payments of $68,150 that started in February 2022. The interest rate at September 30, 2022 was 7.25%. The Company has made principal payments of $451,000 on this note as of September 30, 2022.

On April 2, 2021, the Company entered into a $3.5 million Non-Revolving Note agreement with United Bank. This five-year agreement repaid the outstanding $3.5 million line of credit that was used for the down payment on the West Virginia Pipeline acquisition. This loan has monthly installment payments of $64,853 and has a fixed interest rate of 4.25%. The loan is collateralized by the Company’s equipment and receivables. As of September 30, 2022, the Company had made principal payments of $971,000.

On April 29, 2022, the Company entered into a $7.5 million Non-Revolving Note agreement with United Bank. This five-year agreement was used to finance the purchase of Tri-State Paving and has monthly payments of $129,910 with a fixed interest rate of 4.25%. The Company has made principal payments of $518,000 on this note as of September 30, 2022.

On April 29, 2022, the Company entered into a $1.0 million promissory note agreement with Corns Enterprises, a related party, as partial consideration for the purchase of Tri-State Paving. This four-year agreement requires $250,000 principal installment payments on or before the end of each twelve (12) full calendar month period beginning April 29, 2022. Interest payments due shall be calculated on the principal balance remaining and shall be at the stated rate of 3.5% per year. The Company recorded $7,800 in accreted interest and has not made any principal payments on this note as of September 30, 2022.

The maturities of long-term and short-term debt, which includes line of credit borrowings, term notes payable to banks, and notes payable on various equipment purchases, were as follows:

2023	$17,140,336
2024	4,061,665
2025	4,170,114
2026	3,569,091
2027	1,069,272
Thereafter	623,942
$30,634,420

As of September 30, 2022, the Company had $7.4 million in cash and $15.1 million in working capital (defined as current assets less current liabilities).

Leases

The Company leases office space for SQP for $1,500 per month. The lease, signed on March 25, 2021, is for a period of two years with five one-year renewals available immediately following the end of the base term. Rental terms for the option periods shall be negotiated and agreed mutually between the parties and shall not exceed five percent increases to rent, if any. The lease is expensed monthly and not treated as a right-to-use asset as it does not have a material impact on the Company’s consolidated financial statements.

During fiscal year ended September 30, 2022, the Company entered into two lease agreements for construction equipment for a combined $160,000. The leases have a term of twenty-two months with a stated interest rate of 0%, combined monthly installment payments of $6,645 and are cancellable at any time without penalty. The Company has the right to purchase the equipment at the expiration of the leases by applying the two-month deposit paid. The right-of-use assets and finance lease obligations associated with these lease agreements are included in the consolidated balance sheets within property, plant and equipment and long-term debt, respectively, and do not have a material impact on the Company’s consolidated financial statements.

The Company has two right-of-use operating leases acquired on April 29, 2022, as part of the Tri-State Paving transaction. The first operating lease, for the Hurricane, WV facility, had a net present value of $236,000 at April 29, 2022, and a carrying value of $205,000 at September 30, 2022. The second operating lease, for the Chattanooga, Tennessee facility, had a net present value of $144,000 at April 29, 2022, and a carrying value of $119,000 at September 30, 2022. The 4.5% interest rate on the operating leases is based on the Company’s incremental borrowing rate at inception.

The Company has a right-of-use operating lease with Enterprise Fleet Management, Inc. acquired on August 11, 2022, as part of the Ryan Environmental acquisition. This lease agreement was initially for 31 vehicles to be used for Ryan Construction; however, the Company plans to add vehicles as it finds necessary. This lease had a net present value of $1.2 million at inception, which approximates the carrying value at September 30, 2022. The 4.5% interest rate on the operating lease is based on the Company’s incremental borrowing rate at inception.

The Company has a right-of-use operating lease with RICA Developers, LLC acquired on August 12, 2022, as part of the Ryan Environmental acquisition. This lease, for the Bridgeport, WV facility, had a net present value of $140,000 at inception and a carrying value of $113,000 at September 30, 2022. The 4.5% interest rate on the operating lease is based on the Company’s incremental borrowing rate at inception.

The maturities of the Company’s operating lease liabilities were as follows:

2023	$588,653
2024	465,428
2025	373,397
2026	296,606
1,724,084
Less amounts representing interest	(119,807)
Present value of operating lease liabilities	$1,604,277

Off-Balance Sheet Transactions

Due to the nature of our industry, we often enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected on our balance sheets. Though for the most part not material in nature, some of these are:

Rental Agreements

The Company rents equipment for use on construction projects with rental agreements being week to week or month to month. Rental expense can vary by the fiscal year due to equipment requirements on construction projects and the availability of Company owned equipment. Rental expense, which is included in cost of goods sold on the consolidated statements of income, was $9.8 million and $3.6 million for the twelve months ended September 30, 2022, and 2021, respectively.

Letters of Credit

Certain of our customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors, vendors, etc. on various customer projects. At September 30, 2022, the Company did not have any outstanding letters of credit.

Performance Bonds

Some customers, particularly new ones or governmental agencies require the Company to post bid bonds, performance bonds and payment bonds (collectively, performance bonds). These performance bonds are obtained through insurance carriers and guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the insurer make payments or provide services under the bond. The Company must reimburse the insurer for any expenses or outlays it is required to make.

Currently, the Company has an agreement with a surety company to provide bonding which will suit the Company’s immediate needs. The ability to obtain bonding for future contracts is an important factor in the contracting industry with respect to the type and value of contracts that can be bid. Depending upon the size and conditions of a particular contract, the Company may be required to post letters of credit or other collateral in favor of the insurer. Posting of these letters or other collateral will reduce our borrowing capabilities. The Company does not anticipate any claims in the foreseeable future. At September 30, 2022, the Company had $82.8 million in performance bonds outstanding.

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

Please see the tables below for customers that represent 10.0% or more of the Company’s revenue or accounts receivable, net of retention for the fiscal years ended September 30, 2022, and 2021:

Revenue	FY 2022	FY 2021
TransCanada Corporation	16.6%	11.0%
All other	83.4%	89.0%
Total	100.0%	100.0%

* Less than 10.0% and included in “All other” if applicable

Accounts receivable, net of retention	FY 2022	FY 2021
TransCanada Corporation	11.6%	13.2%
Kentucky American Water	*	16.3%
All other	88.4%	70.5%
Total	100.0%	100.0%

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

Litigation

In February 2018, the Company filed a lawsuit against a former customer (“Defendant”) in the United States District Court for the Western District of Pennsylvania. The lawsuit is related to a dispute over work performed on a pipeline construction project. On November 21, 2022, a Judgment Order was issued, and the Company was awarded $13.1 million, of which $5.8 million was the jury award, $1.6 million was for attorney’s fees, and $5.7 million was for penalties and interest. The amounts awarded by the Judgment Order have not been recognized in the Company’s consolidated financial statements as of September 30, 2022. The Company’s attorney’s fees have been expensed as incurred. On December 16, 2022, the Defendant filed a notice of appeal with the court.

On November 12, 2021, the Company received a withdrawal liability claim from a pension plan to which the Company made pension contributions for union construction employees performing covered work in a particular jurisdiction. The Company has not performed covered work in their jurisdiction since 2011; however, the Company disagrees with the withdrawal claim and believes it is covered by an exemption under federal law. The demand called for thirty-four quarterly installment payments of $41,000 starting December 15, 2021. The Company must comply with the demand under federal pension law; however, the Company firmly believes no withdrawal liability exists. The Company is in negotiations with the pension fund to resolve the matter and all future payments have been suspended as part of the negotiation. The Company has expensed all $164,000 in payments made through September 30, 2022 and does not expect any future liabilities related to this claim.

Other than described above, at September 30, 2022, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At September 30, 2022, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 each month. The interest rate on the loan agreement is 4.82% with monthly payments of $7,800. As of September 30, 2022, the Company had paid approximately $333,000 in principal and approximately $370,000 in interest since the beginning of the loan. Mr. Douglas Reynolds, President of Energy Services, was a director and secretary of First Bank of Charleston. Mr. Samuel Kapourales, a director of Energy Services, was also a director of First Bank of Charleston. On October 15, 2018, First Bank of Charleston was merged into Premier Bank, Inc., a wholly owned subsidiary of Premier Financial Bancorp, Inc. Mr. Marshall Reynolds, Chairman of the Board of Energy Services, held the same position with Premier Financial Bancorp, Inc. Mr. Douglas Reynolds is the president and a director of Energy Services and was a director of Premier Financial Bancorp, Inc. On September 17, 2021, Peoples Bancorp, Inc., parent company of Peoples Bank, completed an acquisition of Premier Financial Bancorp, Inc. and its wholly owned subsidiaries, Premier Bank and Citizens Deposit Bank & Trust. On October 26, 2021, Mr. Douglas Reynolds was elected a director of Peoples Bancorp, Inc., and its subsidiary Peoples Bank.

On April 29, 2022, the Company entered into a $1.0 million promissory note agreement with Corns Enterprises as partial consideration for the purchase of Tri-State Paving. This four-year agreement requires $250,000 principal installment payments on or before the end of each twelve (12) full calendar month period beginning April 29, 2022. Interest payments due shall be calculated on the principal balance remaining and shall be at the stated rate of 3.5% per year. The Company recorded $7,800 in accreted interest and has not made any principal payments on this note as of September 30, 2022.

Subsequent to the April 29, 2022 acquisition of Tri-State Paving, the Company entered into an operating lease for facilities in Hurricane, West Virginia with Corns Enterprises. This thirty-six-month lease is treated as a right to use asset and has payments of $7,000 per month. The total net present value at inception was $236,000 with a carrying value of $205,000 at September 30, 2022.

SQP made an equity investment of $156,000 in 1030 Quarrier Development, LLC (“Development”) in August 2022. Development is a variable interest entity (“VIE”) that is 75% owned by 1030 Quarrier Ventures, LLC (“Ventures”) and 25% owned by SQP. SQP is not the primary beneficiary of the VIE and therefore, will not consolidate Development into its consolidated financial statements. Instead, SQP will apply the equity method of accounting for its investment in Development. Development, a 1% owner, and United Bank, a 99% owner, formed 1030 Quarrier Landlord, LLC (“Landlord”). Landlord decided to pursue the following development project (the “Project”): a historical building at 1030 Quarrier Street, Charleston, West Virginia as well as associated land (the “Property”) was purchased to be developed/rehabilitated into a commercial project including apartments and commercial space. Upon the completion of development, the Property will be used to generate rental income. SQP has been awarded the construction contract for the Project. United Bank provided $5.0 million in loans to fund the Project. SQP and Ventures has jointly provided an unconditional guarantee for the $5.0 million of obligations associated with the Project.

Other than mentioned above, there were no new material related party transactions entered into during the fiscal year ended September 30, 2022.

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

Inflation

Most significant project materials, such as pipe or electrical wire, are provided by the Company’s customers. The Company did experience costs increases on materials for fire protection projects, which had been bid several months prior, during the twelve months ended September 30, 2022. While significant to those smaller projects, the costs increases were immaterial to the overall operations of the Company. When possible, the Company attempts to lock in pricing with vendors and include qualifications regarding material costs increases in bids. Where allowed by contract, the Company will address fuel cost increases with customers. Significant inflation or supply chain issues could cause customers to delay or cancel planned projects; however, inflation did not have a significant effect on our results for the twelve months ended September 30, 2022, and 2021.

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

The following table presents our costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings at September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Costs incurred on contracts in progress	$192,957,145	$64,903,618
Estimated earnings, net of estimated losses	28,150,060	13,280,334
	221,107,205	78,183,952
Less billings to date	211,025,190	72,606,840
	$10,082,015	$5,577,112

Costs and estimated earnings in excess of billed on
uncompleted contracts	$16,109,593	$8,730,402
Less billings in excess of costs and estimated earnings on
uncompleted contracts	6,027,578	3,153,290

	$10,082,015	$5,577,112

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

Materially incorrect estimates of bad debt reserves could result in an unexpected loss in profitability for the Company. Additionally, frequently changing reserves could be an indication of risky or unreliable customers. At September 30, 2022, the management review deemed that the allowance for doubtful accounts was adequate.

Please see the allowance for doubtful accounts table below:

	Year Ended September 30,
	2022	2021

Balance at beginning of year	$70,310	$70,310
Charged to expense	—	—
Deductions for uncollectible receivables written off, net of recoveries	—	—
Balance at end of year	$70,310	$70,310

Impairment of goodwill and intangible assets

The Company follows the guidance of Accounting Standards Codification (“ASC”) 350-20-35-3 “Intangibles-Goodwill and Other (Topic 350)” which requires a company to record an impairment charge based on the excess of a reporting unit’s carrying amount of goodwill over its fair value. Under the current guidance, companies can first choose to assess any impairment based on qualitative factors (Step 0). If a company fails this test or decides to bypass this step, it must proceed with a quantitative assessment of goodwill impairment. The Company did not have a goodwill impairment at September 30, 2022.

Materially incorrect estimates could cause an impairment to goodwill or intangible assets and result in a loss in profitability for the Company.

A table of the Company’s intangible assets subject to amortization is below:

			Accumulated	Accumulated	Amortization and
			Amortization and	Amortization and	Impairment
	Remaining Life at		Impairment at	Impairment at	Twelve Months Ended
	September 30,	Original	September 30,	September 30,	September 30,	Net Book
Intangible assets:	2022	Cost	2022	2021	2022	Value

West Virginia Pipeline:
Customer Relationships	99 months	$2,209,724	$386,693	$165,725	$220,968	$1,823,031
Tradename	99 months	263,584	46,136	19,772	26,364	217,448
Non-competes	3 months	83,203	72,806	31,202	41,604	10,397

Revolt Energy:
Employment agreement/non-compete	19 months	100,000	77,779	13,889	63,890	22,221

Tri-State Paving:
Customer Relationships	115 months	1,649,159	66,781	—	66,781	1,582,378
Tradename	115 months	203,213	8,368	—	8,368	194,845
Non-competes	7 months	39,960	16,590	—	16,590	23,370
Total intangible assets		$4,548,843	$675,153	$230,588	$444,565	$3,873,690

Depreciation and Amortization

The purpose of depreciation and amortization is to represent an accurate value of assets on the books. Every year, as assets are used, their values are reduced on the balance sheet and expensed on the income statement. As depreciation and amortization are a noncash expense, the amount must be estimated. Each year a certain amount of depreciation and amortization is written off and the book value of the asset is reduced.

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

Acquired intangible assets subject to amortization are amortized on a straight-line basis, which approximates the pattern in which the economic benefit of the respective intangible assets is realized, over their respective estimated useful lives. The definite-lived identifiable intangible assets recognized as part of the Company’s business combinations are recorded at their estimated fair value.

The Company’s depreciation expense for the twelve months ended September 30, 2022, and 2021 was $5.6 million and $4.7 million, respectively. In general, depreciation is included in “cost of revenues” on the Company’s consolidated statements of income.

The Company’s amortization expense for the twelve months ended September 30, 2022, and 2021 was $445,000 and $231,000, respectively. In general, amortization is included in “cost of revenues” on the Company’s consolidated statements of income.

Materially incorrect estimates of depreciation and amortization and/or the useful lives of assets could significantly impact the value of long-lived assets on the Company’s consolidated financial statements. A material over valuation could result in impairment charges and reduced profitability for the Company.

Income Taxes

The Company’s income tax expense and deferred tax assets and liabilities reflect management’s best estimate of current and future taxes to be paid. Significant judgments and estimates are required in the determination of the consolidated income tax expense. The Company’s provision for income taxes is computed by applying a federal rate of 21.0% and a state rate of 6.0% to taxable income or loss after consideration of non-taxable and non-deductible items.

Permanent income tax differences result in an increase or decrease to taxable income and impact the Company’s effective tax rates, which were 37.0% and (0.3%) for the twelve months ended September 30, 2022 and 2021, respectively. Our tax rate is affected by recurring items, such as non-deductible expenses, which we expect to be fairly consistent in the near term.

On June 16, 2021, the Company received notice that the SBA had granted forgiveness and repaid $9.8 million of Paycheck Protection Program (“PPP”) borrowings to its lender. The forgiveness was recorded as “other nonoperating income” for the twelve months ended September 30, 2021. According to the CARES Act passed by Congress in March 2020, PPP loan forgiveness is not taxable. In accordance with the Consolidated Appropriations Act, 2021, the Company’s PPP related expenditures in the fiscal year 2020 were considered deductible expenses for federal income tax purposes. The PPP forgiveness had a significant impact on the effective income tax rate for the twelve months ended September 30, 2021, as taxable income was decreased by $9.8 million.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, which will result in taxable or deductible amounts in the future. At September 30, 2022, the Company had a net deferred income tax liability of $4.5 million as compared to $2.0 million at September 30, 2021. The Company’s deferred income tax liabilities at September 30, 2022 totaled $7.7 million and primarily related to depreciation on property and equipment. The Company’s deferred income tax assets at September 30, 2022, totaled $3.2 million and primarily related to a NOL carryforward. The Company believes that it is more likely than not that all NOL carryforwards will be realized.

New Accounting Pronouncements

On October 28, 2021, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update (“ASU”) 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”. The amendments of this ASU require entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The amendments are effective for public business entities for the fiscal years, including interim periods within those the fiscal years, beginning after December 15, 2022. For all other entities they are effective for the fiscal years, including interim periods within those the fiscal years, beginning after December 15, 2023. Entities should apply the amendments prospectively to business combinations that occur after the effective date. Early adoption is permitted, including in any interim period, for public business entities for periods for which financial statements have not yet been issued, and for all other entities for periods for which financial statements have not yet been made available for issuance. The Company is currently assessing the effect that ASU 2021-08 will have on their results of operations, financial position and cash flows; however, the Company does not expect a significant impact.

The FASB recently issued ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance”, which aims to provide increased transparency by requiring business entities to disclose information about certain types of government assistance they receive in the notes to the financial statements. Entities are required to provide the new disclosures prospectively for all transactions with a government entity that are accounted for under either a grant or a contribution accounting model and are reflected in the financial statements at the date of initially applying the new amendments, and to new transactions entered into after that date. Retrospective application of the guidance is permitted. The guidance in ASU 2021-10 is effective for financial statements of all entities for annual periods beginning after December 15, 2021, with early application permitted. ASU 2021-10 has not become effective for the Company; however, a significant impact is not expected.

Subsequent Events

On October 10, 2022, the Company entered into a $3.1 million promissory note agreement with United Bank to finance the Ryan Environmental acquisition. This is a five-year agreement with a fixed interest rate of 6.0% and monthly payments of $59,932 beginning on November 10, 2022.

In February 2018, the Company filed a lawsuit against a former customer in the United States District Court for the Western District of Pennsylvania. The lawsuit is related to a dispute over work performed on a pipeline construction project. On November 16, 2022, a Judgement Order was issued, and the Company was awarded $13.1 million, of which $5.8 million was the jury award, $1.6 million was for attorney’s fees, and $5.7 million was for penalties and interest. None of the award had been recognized in the Company’s consolidated financial statements as of September 30, 2022. The Company’s attorney’s fees have been expensed as incurred. On December 16, 2022, the Defendant filed a notice of appeal with the court.

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

Management has used the framework set forth in the report entitled “Internal Control–Integrated Framework 2013” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has not identified any material weakness in the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent the fiscal year.

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

(c)  Changes in Internal Controls Over Financial Reporting

There has been no change in Energy Services of America Corporation’s internal control over financial reporting during Energy Services of America Corporation’s fourth quarter of the fiscal year 2022, that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

ITEM 9B.Other Information

None.

ITEM 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

ITEM 10.Directors, Executive Officers and Corporate Governance

The Company has adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics was previously filed as an exhibit to our Registration Statement on Form S-1. A copy of the Code will be furnished without charge upon written request to the Corporate Secretary, Energy Services of America Corporation, 75 West 3rd Ave., Huntington, West Virginia 25701.

The information contained under the sections captioned “Proposal I – Election of Directors” in the Company’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2022 (the “Proxy Statement”) is incorporated herein by reference.

ITEM 11.Executive Compensation

The information contained under the section captioned “Proposal I – Election of Directors – Executive and Director Compensation” in the definitive Proxy Statement is incorporated herein by reference.

ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)Securities Authorized for issuance under Stock-Based Compensation Plans

The following table presents certain information regarding our Equity Compensation Plan in effect as of September 30, 2022:

	Number of securities to be		Number of securities
	issued upon exercise of	Weighted average	remaining available for
Plan	outstanding options and rights	exercise price	issuance under plan
Equity compensation plans approved by stockholders	—	—	1,500,000
Equity compensations plans not approved by stockholders	—	—	—
Total	—	—	1,500,000

(b)Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners” in the Proxy Statement.

(c)Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Proposal I – Election of Directors” in the Proxy Statement.

(d)Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 13.Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the sections captioned “Proposal I – Election of Directors – Certain Relationships and Related Transactions” and “– Board Independence” of the Proxy Statement.

ITEM 14.Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Proposal II – Ratification of Independent Registered Public Accounting Firm” of the Proxy Statement.

PART IV

ITEM 15.Exhibits and Financial Statement Schedules

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(a)(1)	Consolidated Financial Statements
Energy Services of America Corporation
	Report of Independent Registered Public Accounting Firm (PCAOB ID 23)	F-1
	Consolidated Balance Sheets, September 30, 2022 and September 30, 2021.	F-4
	Consolidated Statements of Income, Years Ended September 30, 2022 and September 30, 2021.	F-5
	Consolidated Statements of Cash Flows, Years Ended September 30, 2022 and September 30, 2021.	F-6
	Consolidated Statements of Changes in Shareholders’ Equity, Years Ended September 30, 2022 and September 30, 2021.	F-7
	Notes to Consolidated Financial Statements.	F-8
(a)(2)	Consolidated Financial Statement Schedules
No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.
(a)(3)	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment to the Registrant’s Certificate of Incorporation (1)
3.4	Certificate of Designations Series A Preferred Stock (4)
4.1	Form of Certificate of Common Stock (1)
4.2	Description of Common Stock (5)
10.1	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (1)
10.2	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders (1)
10.3	Form of Letter Agreement between Chapman Printing Co. and the Registrant regarding administrative support (1)
10.4	Form of Amended Registration Rights Agreement among the Registrant and the Initial Stockholders (1)
10.5	Energy Services of America Corporation Employee Stock Purchase Plan (2)
10.6	Severance Agreement, Waiver and Release of all Claims with Robert N. Riddle, Jr. (7)
10.7	Energy Services of America Corporation 2022 Equity Incentive Plan (8)
14	Code of Ethics (1)
16.1	Letter disclosing combination dated November 1, 2021, from Baker Tilly US, LLP (6)
16.2	Letter of Agreement dated November 1, 2021, form Baker Tilly US, LLP (6)
21	List of subsidiaries
23	Consent of Baker Tilly US, LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1)

Incorporated by reference to the Registration Statement on Form S-1 of Energy Services of America Corp. (file no. 333-133111), originally filed with the Securities and Exchange Commission on April 7, 2006, as amended.

(2)Filed as Appendix A to the Schedule 14-A filed with the Securities and Exchange Commission on October 16, 2008.

(3)	Filed as Appendix A to the Schedule 14-A filed with the Securities and Exchange Commission on July 2, 2010.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2013.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 20, 2019.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2021.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2022.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2022.

(b) The exhibits listed under (a)(3) above are filed herewith.

(c) Not applicable.

ITEM 16.Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY SERVICES OF AMERICA CORPORATION

Date: December 22, 2022	By:	/s/ Douglas V. Reynolds
Douglas V. Reynolds
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Position	Date

By	/s/ Marshall T. Reynolds	Chairman of the Board	December 22, 2022
Marshall T. Reynolds

By	/s/ Jack Reynolds	Director	December 22, 2022
Jack R. Reynolds

By	/s/ Charles P. Crimmel	Chief Financial Officer	December 22, 2022
	Charles P. Crimmel	(Principal Financial and Accounting Officer)

By	/s/ Amy E. Abraham	Director
	Amy E. Abraham		December 22, 2022

By	/s/ Joseph L. Williams	Director	December 22, 2022
Joseph L. Williams

By	/s/ Mark S. Prince	Director	December 22, 2022
Mark S. Prince

By	/s/ Frank S. Lucente	Director	December 22, 2022
Frank S. Lucente

By	/s/ Patrick J. Farrell	Director	December 22, 2022
Patrick J. Farrell

By	/s/ Samuel G. Kapourales	Director	December 22, 2022
Samuel G. Kapourales

By	/s/ Charles Abraham	Director	December 22, 2022
Charles Abraham

By	/s/ Douglas V. Reynolds	President and Chief	December 22, 2022
	Douglas V. Reynolds	Executive Officer, and Director
(Principal Executive Officer)

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Energy Services of America Corporation

Huntington, West Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Energy Services of America Corporation and subsidiaries (the Company) as of September 30, 2022 and 2021, the related consolidated statements of income, changes in shareholders’ equity and cash flows, for each of the two years in the period ended September 30, 2022, and the related notes (collectively referred to as, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Over-Time Revenue Recognition

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

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

●	Evaluated the Company’s estimated revenue and costs to complete by obtaining and analyzing supporting documentation of management’s estimates of variable consideration and contract costs.
●	Compared contract profitability estimates in the current year to historical estimates and actual performance.
●	Tested samples of completed and in-process contracts and contract transactions by inspecting the underlying customer contracts, contract billing data, and contract cost source documentation, and evaluated the Company’s recognition of contract assets, liabilities, revenue, and costs of revenue in accordance with the Company’s revenue recognition policy.

Valuation of Goodwill and Intangible Assets Associated with Business Combinations

Critical Audit Matter Description

As described in Note 24 to the consolidated financial statements, the Company completed an asset purchase of Tri-State Paving & Sealcoating, LLC, for total consideration of $9.9 million during the year ended September 30, 2022. The acquisition was accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired and the liabilities assumed to be recognized at their fair values as of the acquisition date. Auditing the accounting for these acquisitions was complex due to the significant estimation uncertainty in determining the fair values of assets acquired and liabilities assumed.

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

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

●	Reviewed the valuation report prepared by the valuation specialist engaged by management to assist in the purchase price allocation, including the determination of fair values assigned to acquired intangible assets, and assessed the qualifications and objectivity of management’s specialist.
●	Engaged an internal valuation specialist to assist the engagement team in evaluating the appropriateness of the Company’s selection of the valuation model, including the evaluation of significant assumptions, including growth rates, discount rate and economic lives.
●	Evaluated the reasonableness of assumptions used by management in the cash flow model, which included comparing the significant assumptions to current industry, market and economic trends, historical results of the Company’s business, other companies within the same industry, and evidence obtained in other areas of the audit.
●	Tested the completeness and accuracy of the underlying data supporting the significant assumptions and estimates used in the valuation reports, including historical and projected financial information.

/s/ Baker Tilly US, LLP

We have served as the Company’s auditor since 2008.

Pittsburgh, Pennsylvania

December 22, 2022

ENERGY SERVICES OF AMERICA CORPORATION

CONSOLIDATED BALANCE SHEETS

As of September 30, 2022 and 2021

	2022	2021
Assets
Current assets
Cash and cash equivalents	$7,427,474	$8,226,739
Accounts receivable-trade	38,525,223	21,092,517
Allowance for doubtful accounts	(70,310)	(70,310)
Retainages receivable	4,443,679	917,526
Other receivables	10,866	543,328
Contract assets	16,109,593	8,730,402
Prepaid expenses and other	3,945,968	3,541,000
Total current assets	70,392,493	42,981,202

Property, plant and equipment, at cost	73,736,433	61,145,705
less accumulated depreciation	(41,074,646)	(38,195,686)
Total fixed assets	32,661,787	22,950,019

Right-of-use assets-operating lease	1,611,321	—
Intangible assets, net	3,873,690	2,425,923
Goodwill	4,087,554	1,814,317

Total assets	$112,626,845	$70,171,461

Liabilities and shareholders' equity
Current liabilities
Current maturities of long-term debt	$4,060,016	$3,401,574
Lines of credit and short term borrowings	13,080,320	5,040,250
Current maturities of operating lease liabilities	588,653	—
Accounts payable	20,314,408	7,285,392
Accrued expenses and other current liabilities	11,266,008	5,599,702
Contract liabilities	6,027,578	3,153,290
Total current liabilities	55,336,983	24,480,208

Long-term debt, less current maturities	13,494,084	9,020,774
Long-term operating lease liabilities	1,015,624	—
Deferred tax liability	4,455,079	2,033,433
Total liabilities	74,301,770	35,534,415

Shareholders' equity

Preferred stock, $.0001 par value Authorized 1,000,000 shares, 0 issued and outstanding at September 30, 2022 and 206 issued and outstanding at September 30, 2021	—	—

Common stock, $.0001 par value Authorized 50,000,000 shares, 17,885,615 issued and 16,667,185 outstanding at September 30, 2022 and 14,839,836 issued and 13,621,406 outstanding at September 30, 2021	1,789	1,484

Treasury stock, 1,218,430 shares at September 30, 2022 and 2021	(122)	(122)

Additional paid in capital	60,508,350	60,670,699
Retained deficit	(22,184,942)	(26,035,015)
Total shareholders' equity	38,325,075	34,637,046
Total liabilities and shareholders' equity	$112,626,845	$70,171,461

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

For the years ended September 30, 2022 and 2021

	2022	2021

Revenue	$197,590,000	$122,465,826

Cost of revenues	175,219,252	109,544,804

Gross profit	22,370,748	12,921,022

Selling and administrative expenses	15,878,138	14,044,232
Income (loss) from operations	6,492,610	(1,123,210)

Other income (expense)
Interest income	576	286,645
Paycheck Protection Program loan forgiveness	—	9,839,100
Other nonoperating expense	(248,006)	(58,742)
Interest expense	(887,931)	(557,320)
Gain on sale of equipment	755,470	681,653
	(379,891)	10,191,336

Income before income taxes	6,112,719	9,068,126

Income tax expense (benefit)	2,262,646	(29,129)

Net income	3,850,073	9,097,255

Dividends on preferred stock	—	284,238

Net income available to common shareholders	$3,850,073	$8,813,017

Weighted average shares outstanding-basic	16,323,790	13,621,406

Weighted average shares-diluted	16,323,790	16,988,424

Earnings per share
available to common shareholders	$0.24	$0.65

Earnings per share-diluted
available to common shareholders	$0.24	$0.52

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended September 30, 2022 and 2021

	2022	2021

Cash flows from operating activities:
Net income	$3,850,073	$9,097,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	5,568,929	4,661,789
Paycheck Protection Program loan forgiveness	—	(9,839,100)
Gain on sale of equipment	(755,470)	(681,653)
Provision for deferred taxes	2,421,646	211,677
Provision for loss on contract	248,770	—
Amortization of intangible assets	444,565	230,588
Amortization of operating lease right-of-use assets	98,711	—
Accreted interest on operating lease right-of-use assets	11,802	—
Accreted interest on notes payable	49,638	—
Operating lease payments	(117,558)	—
Increase in contracts receivable	(17,432,706)	(2,845,528)
(Increase) decrease in retainage receivable	(3,526,153)	1,566,283
Decrease (increase) in other receivables	532,462	(533,870)
Increase in contract assets	(7,379,191)	(2,184,539)
Decrease (increase) in prepaid expenses and other	2,948,003	(202,057)
Increase in accounts payable	13,029,016	2,063,170
Increase in accrued expenses and other current liabilities	5,417,842	953,534
Increase (decrease) increase in contract liabilities	2,874,288	(1,698,610)
Net cash provided by operating activities	8,284,667	798,939

Cash flows from investing activities:
Acquisition of Revolt Energy	—	(150,000)
Acquisition of West Virginia Pipeline, net of cash received of $250,000	—	(3,250,000)
Investment in property and equipment	(5,308,189)	(6,047,693)
Acquisition of Ryan Environmental and Ryan Transport	(4,042,057)	—
Proceeds from sales of property and equipment	1,071,723	758,391
Net cash used in investing activities	(8,278,523)	(8,689,302)

Cash flows from financing activities:
Preferred stock redemption	(1,210,525)	—
Preferred dividends paid	—	(309,000)
Borrowings on lines of credit and short-term debt, net of repayments	4,687,099	8,030,407
Principal payments on long-term debt	(4,281,983)	(2,821,125)
Net cash (used in) provided by financing activities	(805,409)	4,900,282

Decrease in cash and cash equivalents	(799,265)	(2,990,081)
Cash and cash equivalents beginning of period	8,226,739	11,216,820
Cash and cash equivalents end of period	$7,427,474	$8,226,739

Supplemental schedule of noncash investing and financing activities:
Purchases of property & equipment under financing agreements	$549,455	$3,349,139
Prepaid insurance premiums financed	$3,352,971	$3,213,402
Note payable to finance West Virginia Pipeline acquisition	$—	$3,000,000
Note payable to refinance short-term borrowing	$—	$2,850,000
Accrued dividends on preferred stock	$—	$52,488
Debt assumed in acquisitions for equipment	$390,445	$205,829
Sellers' note Tri-State Paving acquisition	$936,000	$—
Note payable to finance Tri-State Paving acquisition	$7,500,000	$—
Common stock issued to finance Tri-State Paving acquisition	$1,048,218	$—
Par value of common stock issued from preferred stock coversion	$263	$—
Operating lease right-of-use assets	$1,710,032	$—

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$846,129	$557,320
Income taxes	$50,231	$251,996

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended September 30, 2022 and 2021

						Total
	Common Stock		Additional Paid	Retained	Treasury	Shareholders'
	Shares	Amount	in Capital	Deficit	Stock	Equity

Balance at September 30, 2021	13,621,406	$1,484	$60,670,699	$(26,035,015)	$(122)	$34,637,046

Net income	—	—	—	3,850,073	—	3,850,073

Preferred share redemption, net of accrued dividends	—	—	(1,210,525)	—	—	(1,210,525)

Preferred share conversion	2,626,492	263	—	—	—	263

Shares issued for Tri-State Paving acquisition	419,287	42	1,048,176	—	—	1,048,218

Balance at September 30, 2022	16,667,185	$1,789	$60,508,350	$(22,184,942)	$(122)	$38,325,075

Balance at September 30, 2020	13,621,406	$1,484	$60,670,699	$(34,848,032)	$(122)	$25,824,029

Net income	—	—	—	9,097,255	—	9,097,255

Accrued preferred dividends	—	—	—	(284,238)	—	(284,238)

Balance at September 30, 2021	13,621,406	$1,484	$60,670,699	$(26,035,015)	$(122)	$34,637,046

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION:

Energy Services of America Corporation (“Energy Services” or the “Company”), formed in 2006, is a contractor and service company that operates primarily in the mid-Atlantic and central regions of the United States and provides services to customers in the natural gas, petroleum, water distribution, automotive, chemical, and power industries. For the gas industry, the Company is primarily engaged in the construction, replacement and repair of natural gas pipelines and storage facilities for utility companies and private natural gas companies. Energy Services is involved in the construction of both interstate and intrastate pipelines, with an emphasis on the latter. For the oil industry, the Company provides a variety of services relating to pipeline, storage facilities and plant work. For the power, chemical, and automotive industries, the Company provides a full range of electrical and mechanical installations and repairs including substation and switchyard services, site preparation, equipment setting, pipe fabrication and installation, packaged buildings, transformers, and other ancillary work with regards thereto. Energy Services’ other services include liquid pipeline construction, pump station construction, production facility construction, water and sewer pipeline installations, various maintenance and repair services and other services related to pipeline construction. The Company has also added the ability to install residential, commercial, and industrial solar systems and perform civil and general contracting services.

On October 6, 2021, the Company’s transfer agent completed the full redemption of all the Company’s 6.0% Convertible Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), which resulted in the issuance of 2,626,492 new shares of the Company’s common stock, the issuance of 317,500 common shares that were included in Series A Preferred Stock units, and cash redemption payments of $1.3 million. The Company’s total outstanding common shares after redemption was 16,247,898 as of October 6, 2021.

On March 23, 2022, the Company’s common stock began trading on the Nasdaq Capital Market operated by The Nasdaq Stock Market, LLC under the symbol “ESOA”.

Pursuant to the Asset Purchase Agreement signed on April 6, 2022, and amended on April 29, 2022, the Company acquired substantially all the assets (including but not limited to customer contracts, employees, and equipment) of Tri-State Paving, LLC for $7.5 million in cash, a $1.0 million promissory note, and $1.0 million in Energy Services common stock. The $7.5 million in cash was funded through a loan with United Bank, Inc., Huntington, West Virginia (“United Bank”). The transaction resulted in the issuance of 419,287 common shares.

On August 11, 2022, Ryan Construction, a newly formed wholly owned subsidiary of Energy Services, completed the acquisition of Ryan Environmental, LLC (“Ryan Environmental”), located in Bridgeport, WV, pursuant to an order issued by the United States Bankruptcy Court for the Northern District of West Virginia (the “Court”) on August 9, 2022 and Ryan Environmental Transport, LLC (“Ryan Transport”), located in Bridgeport, West Virginia, under the terms of an Asset Purchase Agreement. As part of the business combination, the Company acquired certain assets, including equipment, vehicles, and small tools, of Ryan Environmental for $3.0 million in cash and certain assets, including equipment and small tools, of Ryan Transport for $1.0 million in cash.

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

The Company recognizes revenue, but not profit, on certain uninstalled materials. Revenue on these uninstalled materials is recognized when the cost is incurred (when control is transferred), but the associated profit is not recognized until the materials are installed. The costs of uninstalled materials are tracked separately within the Company’s accounting software.

Pre-contract and bond costs, if required, and mobilization costs on projects are generally immaterial to the total value of the Company’s contracts and are expensed when incurred. As a practical expedient, the Company recognizes these incremental costs as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less. For projects expected to last greater than one year, mobilization costs are capitalized as incurred and amortized over the expected duration of the project. For these projects, mobilization costs will be tracked separately in the Company’s accounting software. This includes costs associated with setting up a project lot or lay-down yard, equipment, tool and supply transportation, temporary facilities and utilities and worker qualification and safety training.

Contracts may require the Company to warranty that work is performed in accordance with the contract; however, the warranty is not priced separately, and the Company does not offer customers an option to purchase a warranty.

Principles of Consolidation

The consolidated financial statements of Energy Services include the accounts of Energy Services, its wholly owned subsidiaries West Virginia Pipeline, SQP, Ryan Construction, Tri-State Paving and C.J. Hughes and its subsidiaries, Contractors Rental, Nitro, and Pinnacle. All significant intercompany accounts and transactions have been eliminated in the consolidation. Unless the context requires otherwise, references to Energy Services include Energy Services, West Virginia Pipeline, SQP, Ryan Construction, Tri-State Paving and C.J. Hughes and its subsidiaries.

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

Fair Value Measurements

The “Fair Value Measurement” Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and specifies disclosures about fair value measurements.

Under the FASB’s authoritative guidance on fair value measurements, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The “Fair Value Measurement” Topic establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

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

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed-rate debt was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $15.0 million at September 30, 2022 was $14.5 million. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $10.0 million at September 30, 2021 was $9.9 million.

All other current assets and liabilities are carried at net realizable value which approximates fair value because of their short duration to maturity.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable consists of amounts that have been billed to customers. Collateral is generally not required. A majority of the Company’s contracts have monthly billing terms and payment terms within 30 to 45 days after invoices have been issued. The Company attempts to negotiate two-week billing terms and 15-day payment terms on larger projects. The timing of billings to customers may generate contract assets or contract liabilities. Certain construction contracts include retention provisions to provide assurance to our customers that we will perform in accordance with the contract terms and are therefore not considered a financing benefit. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work or products by the customer. We have determined there are no significant financing components in our contracts as of and for the years ended September 30, 2022 and 2021.

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

Intangible Assets

Acquired intangible assets subject to amortization are amortized on a straight-line basis, which approximates the pattern in which the economic benefit of the respective intangible assets are realized, over their respective estimated useful lives. The definite-lived identifiable intangible assets recognized as part of the Company's business combinations are recorded at their estimated fair value.

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

Self -Insurance

The Company has its workers compensation, general liability and auto insurance through a captive insurance company. While the Company believes that this arrangement has been very beneficial in reducing and stabilizing insurance costs, the Company has to maintain a surety deposit to guarantee payments of premiums. The surety deposit had a balance of $1.8 million and $2.1 million as of September 30, 2022 and 2021, respectively, which is in “Prepaid expenses and other” on the Company’s Consolidated Balance Sheets. Should the captive experience severe losses over an extended period, it could increase the Company’s insurance expense or surety deposit required.

Advertising

All advertising costs are expensed as incurred. Total advertising expense was $17,000 and $55,000 for the years ended September 30, 2022 and 2021, respectively.

Stock Compensation Plans

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

Income Taxes

The Company and all subsidiaries file a consolidated federal and various state income tax returns on a fiscal year basis. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations for years ending prior to September 30, 2019. The Company follows the liability method of accounting for income taxes in accordance with U.S. GAAP. Under this method, deferred tax assets and liabilities are recorded for future tax consequences of temporary differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the underlying assets or liabilities are recovered or settled. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

U.S. GAAP also prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or to be taken on a tax return. This evaluation is a two-step process. First, the recognition process determines if it is more likely than not that a tax position will be sustained based on the merits of the tax position upon examination by the appropriate taxing authority. Second, a measurement process is calculated to determine the amount of benefit/expense to recognize in the financial statements if a tax position meets the more likely than not recognition threshold. The tax position is measured at the greatest amount of benefit/expense that is more likely than not of being realized upon ultimate settlement. Any interest and penalty related to the unrecognized tax benefits, as the result of recognition of tax obligations resulting from uncertain tax positions, are included in the provision for income taxes. The Company had not recognized any uncertain tax positions at September 30, 2022 or 2021.

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

New Accounting Pronouncements

On October 28, 2021, the FASB released Accounting Standards Update (“ASU”) 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”. The amendments of this ASU require entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The amendments are effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022. For all other entities they are effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. Entities should apply the amendments prospectively to business combinations that occur after the effective date. Early adoption is permitted, including in any interim period, for public business entities for periods for which financial statements have not yet been issued, and for all other entities for periods for which financial statements have not yet been made available for issuance. The Company is currently assessing the effect that ASU 2021-08 will have on their results of operations, financial position and cash flows; however, the Company does not expect a significant impact.

The FASB recently issued ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance”, which aims to provide increased transparency by requiring business entities to disclose information about certain types of government assistance they receive in the notes to the financial statements. Entities are required to provide the new disclosures prospectively for all transactions with a government entity that are accounted for under either a grant or a contribution accounting model and are reflected in the financial statements at the date of initially applying the new amendments, and to new transactions entered into after that date. Retrospective application of the guidance is permitted. The guidance in ASU 2021-10 is effective for financial statements of all entities for annual periods beginning after December 15, 2021, with early application permitted. ASU 2021-10 has not become effective for the Company; however, a significant impact is not expected.

Subsequent Events

On October 10, 2022, the Company entered into a $3.1 million promissory note agreement with United Bank to finance the Ryan Environmental acquisition. This is a five-year agreement with a fixed interest rate of 6.0% and monthly payments of $59,932 beginning on November 10, 2022.

In February 2018, the Company filed a lawsuit against a former customer in the United States District Court for the Western District of Pennsylvania. The lawsuit is related to a dispute over work performed on a pipeline construction project. On November 16, 2022, a Judgement Order was issued, and the Company was awarded $13.1 million, of which $5.8 million was the jury award, $1.6 million was for attorney’s fees, and $5.7 million was for penalties and interest. None of the award had been recognized in the Company’s consolidated financial statements as of September 30, 2022. The Company’s attorney’s fees have been expensed as incurred. On December 16, 2022, the Defendant filed a notice of appeal with the court.

Management has evaluated all subsequent events for accounting and disclosure. There have been no other material events during the period, other than noted above, that would either impact the results reflected in the report or the Company’s results going forward.

3.	REVENUE RECOGNITION

Our revenue is primarily derived from construction contracts that can span several quarters. We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606” or “Topic 606”) which provides for a five-step model for recognizing revenue from contracts with customers as follows:

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

The Company disaggregates revenue based on the following lines of service: (1) Gas & Water Distribution, (2) Gas & Petroleum Transmission, and (3) Electrical, Mechanical, & General services and construction. Certain reclassifications have been made to the year ended September 30, 2021, to reflect the current presentation. Our contract types are: Lump Sum, Unit Price, Cost Plus and T&M. The following tables present our disaggregated revenue for the fiscal years ended September 30, 2022 and 2021:

	Year Ended September 30, 2022
			Electrical,
	Gas & Water	Gas & Petroleum	Mechanical,	Total revenue
	Distribution	Transmission	and General	from contracts
Lump sum contracts	$—	$—	$49,451,175	$49,451,175
Unit price contracts	53,311,569	55,637,622	525,092	109,474,283
Cost plus and T&M contracts	—	2,630,879	36,033,663	38,664,542
Total revenue from contracts	$53,311,569	$58,268,501	$86,009,930	$197,590,000

Earned over time	$34,493,112	$54,551,248	$83,557,477	$172,601,837
Earned at point in time	18,818,457	3,717,253	2,452,453	24,988,163
Total revenue from contracts	$53,311,569	$58,268,501	$86,009,930	$197,590,000

	Year Ended September 30, 2021
			Electrical,
	Gas & Water	Gas & Petroleum	Mechanical,	Total revenue
	Distribution	Transmission	and General	from contracts
Lump sum contracts	$—	$—	$37,691,770	$37,691,770
Unit price contracts	40,440,195	20,928,518	—	61,368,713
Cost plus and T&M contracts	—	1,204,965	22,200,378	23,405,343
Total revenue from contracts	$40,440,195	$22,133,483	$59,892,148	$122,465,826

Earned over time	$26,244,396	$20,928,518	$58,796,767	$105,969,681
Earned at point in time	14,195,799	1,204,965	1,095,381	16,496,145
Total revenue from contracts	$40,440,195	$22,133,483	$59,892,148	$122,465,826

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

During the twelve months ended September 30, 2022, we recognized revenue of $3.0 million that was included in the contract liability balance at September 30, 2021.

Accounts receivable-trade, net of allowance for doubtful accounts, contract assets and contract liabilities consisted of the following:

	September 30, 2021	September 30, 2022	Change

Accounts receivable-trade, net of allowance for doubtful accounts	$21,022,207	$38,454,913	$17,432,706

Contract assets
Cost and estimated earnings in excess of billings	$8,730,402	$16,109,593	$7,379,191

Contract liabilities
Billings in excess of cost and estimated earnings	$3,153,290	$6,027,578	$2,874,288

6. PERFORMANCE OBLIGATIONS

For the year ended September 30, 2022, there was no revenue recognized as a result of changes in contract transaction price related to performance obligations that were satisfied prior to September 30, 2021. The changes in contract transaction price were from items such as executed or estimated change orders, and unresolved contract modifications and claims.

For the year ended September 30, 2021, we recognized revenue of $430,000 as a result of changes in contract transaction price related to performance obligations that were satisfied prior to September 30, 2020. The changes in contract transaction price may be for items such as executed or estimated change orders, and unresolved contract modifications and claims.

At September 30, 2022, the Company had $69.5 million in remaining unsatisfied performance obligations, in which revenue is expected to be recognized in less than twelve months.

7.	ALLOWANCE FOR DOUBTFUL ACCOUNTS

Activity in the Company’s allowance for doubtful accounts consists of the following:

	Year Ended September 30,
	2022	2021

Balance at beginning of year	$70,310	$70,310
Charged to expense	—	—
Deductions for uncollectible receivables written off, net of recoveries	—	—
Balance at end of year	$70,310	$70,310

8.	UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts are included in contract assets on the Consolidated Balance Sheets. Billings in excess of costs and estimated earnings on uncompleted contracts are included in contract liabilities on the Consolidated Balance Sheets.

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

	September 30,	September 30,
	2022	2021
Costs incurred on contracts in progress	$192,957,145	$64,903,618
Estimated earnings, net of estimated losses	28,150,060	13,280,334
	221,107,205	78,183,952
Less billings to date	211,025,190	72,606,840
	$10,082,015	$5,577,112

Costs and estimated earnings in excess of billed on uncompleted contracts	$16,109,593	$8,730,402
Less billings in excess of costs and estimated earnings on uncompleted contracts	6,027,578	3,153,290
	$10,082,015	$5,577,112

The Company’s unaudited backlog at September 30, 2022, and September 30, 2021, was $142.3 million and $72.2 million, respectively.

9.	CLAIMS

The Company does not have any claims receivable as of September 30, 2022 and 2021. Claims receivable is a component of contract assets.

10.	PROVISION FOR LOSS

The Company has one project with a $248,000 provision for loss at September 30, 2022. The provision is recorded as cost of revenues on the Company’s 2022 consolidated statements of income and accrued expenses and other current liabilities on the Company’s consolidated balance sheet at September 30, 2022.

11.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	Year Ended September 30,
	2022	2021

Land	$2,942,190	$2,748,532
Buildings and leasehold improvements	9,291,898	8,194,827
Operating equipment and vehicles	60,245,329	48,941,730
Office equipment, furniture and fixtures	1,046,172	948,297
Assets not yet in service	210,844	312,319
	73,736,433	61,145,705
Less accumulated depreciation	41,074,646	38,195,686
Property, plant and equipment, net	$32,661,787	$22,950,019

12.	SHORT-TERM DEBT

Short-term debt consists of the following:

On July 13, 2022, the Company received a one-year extension on its operating line of credit effective June 28, 2022. The $15.0 million revolving line of credit has a $12.5 million component and a $2.5 million component. The Company can borrow from the $12.5 million component first and then from the additional $2.5 million component if additional requirements are met. The covenant requirement for both components are below. Based on the borrowing base calculation, the Company borrowed all $12.5 million available on the line of credit as of September 30, 2022. The Company did not meet the requirements to borrow any from the $2.5 million component.

The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%. The interest rate at September 30, 2022, was 5.5%. Based on the borrowing base calculation, the Company was able to borrow up to $12.2 million as of September 30, 2021. The Company had $4.5 million in borrowings on the line of credit, leaving $7.7 million available on the line of credit as of September 30, 2021. The interest rate at September 30, 2021, was 4.99%.

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

The Company was not in compliance with all covenants but received a waiver on the $12.5 million component of the line of credit at September 30, 2022. The Company projects to be in compliance with all covenants associated with the $12.5 million component for the next twelve months.

The Company also finances insurance policy premiums on a short-term basis through a financing company. These insurance policies include workers’ compensation, general liability, automobile, umbrella, and equipment policies. The Company makes a down payment in January and finances the remaining premium amount over ten monthly payments. In January 2022 and 2021, respectively, the Company financed $3.4 million and $3.2 million in insurance premiums. At September 30, 2022 and 2021, respectively, the remaining balance of the insurance premiums was $580,000 and $540,000.

13.	SHORT-TERM AND LONG-TERM DEBT

A summary of short-term and long-term debt as of September 30, 2022 and 2021 is as follows:

	2022	2021

Line of credit payable to bank, variable interest rate of 5.50% at September 30, 2022, final payment due by June 28, 2023, guaranteed by certain directors of the Company. See also Note 5.	$12,500,000	$4,500,000

Term note payable to United Bank, WV Pipeline acquisition, due in monthly installments of $64,853, fixed interest at 4.25%, final payment due by March 25, 2026, secured by receivables and equipment, guaranteed by certain directors of the Company.	2,529,421	3,183,549

Notes payable to finance companies, due in monthly installments totaling $59,500 at September 30, 2022 and $70,062 at September 30, 2021, including interest ranging from 0.00% to 5.50%, final payments due October 2022 through August 2026, secured by equipment.	889,165	1,066,580

Note payable to finance company for insurance premiums financed, due in monthly installments totaling $282,297 in FY 2022 and $272,000 in FY 2021, including interest rate at 3.27%, final payment December 2022.	580,320	540,250

Notes payable to bank, due in monthly installments totaling $7,848, including interest at 4.82%, final payment due November 2034 secured by building and property.	867,383	919,017

Notes payable to bank, due in monthly installments totaling $12,193, variable interest of 7.25% at September 30, 2022, final payment due November 2025 secured by building and property, guaranteed by certain directors of the Company.	412,917	530,750

Notes payable to bank, due in monthly installments totaling $98,865, including interest at 4.99%, final payment due June 2022 secured by equipment, guaranteed by certain directors of the Company.	—	872,452

Notes payable to David Bolton and Daniel Bolton, due in annual installments totaling $500,000, including interest at 3.25%, final payment due December 31, 2026, unsecured	2,380,000	2,850,000

Notes payable to bank, fixed interest at 4.25% of outstanding balance due in monthly installments between January 2021 and January 2022. Note payments due in monthly installments totaling $68,150, including variable interest rate of 7.25% at September 30, 2022, with final payment due September 2026, secured by equipment, guaranteed by certain directors of the Company.	2,549,281	3,000,000

Term note payable to United Bank, Tri-State Paving acquisition, due in monthly installments of $129,910, fixed interest at 4.25%, final payment due by June 1, 2027, secured by receivables and equipment, guaranteed by certain directors of the Company.	6,982,097	—

Notes payable to Corns Enterprises, due in annual installments totaling $250,000, including interest at 3.50%, final payment due April 29, 2026, unsecured	943,836	—

Total debt	$30,634,420	$17,462,598

Less current maturities	17,140,336	8,441,824

Total long term debt	$13,494,084	$9,020,774

At September 30, 2022, future expected payments due on short-term and long-term debt are as follows:

2023	$17,140,336
2024	4,061,665
2025	4,170,114
2026	3,569,091
2027	1,069,272
Thereafter	623,942
$30,634,420

14.	INCOME TAXES

The components of income taxes are as follows:

	Year Ended September 30,
	2022	2021

Federal
Current	$78,000	$(187,829)
Deferred	1,686,864	165,108
Total	1,764,864	(22,721)

State
Current	22,000	(52,977)
Deferred	475,782	46,569
Total	497,782	(6,408)

Total income tax expense (benefit)	$2,262,646	$(29,129)

The Company’s income tax expense and deferred tax assets and liabilities reflect management’s best estimate of current and future taxes to be paid. Significant judgments and estimates are required in the determination of the consolidated income tax expense. The Company’s provision for income taxes is computed by applying a federal rate of 21.0% and a state rate of 6.0% to taxable income or loss after consideration of non-taxable and non-deductible items.

The income tax expense for fiscal year ended September 30, 2022 was $2.3 million and was due to an increase in taxable income. The income tax benefit for fiscal year ended September 30, 2021, was ($29,000). According to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) passed by Congress in March 2020, PPP loan forgiveness is not taxable. In accordance with the Consolidated Appropriations Act, 2021, the Company’s PPP related expenditures in fiscal year 2020 were considered deductible expenses for federal income tax purposes.

The effective income tax rate for fiscal year ended September 30, 2022 was 37.0%. The effective income tax rate for fiscal year ended September 30, 2021, was (0.32%). The PPP forgiveness had a significant impact on the effective income tax rate for fiscal year ended September 30, 2021, as taxable income was decreased by $9.8 million. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income or loss, non-taxable and non-deductible expenses.

	Year Ended September 30,
	2022	2021

Statutory rate	21.0%	21.0%
State income taxes	6.0%	6.0%
Non-deductible meals and other	10.0%	5.7%
Credit from solar installation project	—%	(2.8)%
PPP loan forgiveness	—%	(30.2)%
Effective tax rate	37.0%	(0.3)%

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, which will result in taxable or deductible amounts in the future. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. At September 30, 2022, the Company expects all net operating loss carryforwards to be realized in the near future.

The income tax effects of temporary differences giving rise to the deferred tax assets and liabilities are as follows:

	Year Ended September 30,
	2022	2021
Deferred tax liabilities
Property and equipment	$7,686,064	$4,883,398
Other	7,632	37,582
Total deferred tax liabilities	$7,693,696	$4,920,980

Deferred income tax assets
Other	$404,093	$358,400
Net operating loss carryforward	2,834,524	2,529,147
Total deferred tax assets	$3,238,617	$2,887,547

Total net deferred tax liabilities	$4,455,079	$2,033,433

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

15.	EARNINGS PER SHARE

Earnings per share for the years ended September 30, 2022, and 2021 are as follow:

	Twelve Months Ended	Twelve Months Ended
	September 30,	September 30,
	2022	2021

Net income	$3,850,073	$9,097,255

Dividends on preferred stock	—	284,238

Income available to common shareholders	$3,850,073	$8,813,017

Weighted average shares outstanding-basic	16,323,790	13,621,406

Weighted average shares outstanding-diluted	16,323,790	16,988,424

Earnings per share available to common shareholders	$0.24	$0.65

Earnings per share available to common shareholders-diluted	$0.24	$0.52

16.	STOCK PURCHASE PLAN

At the annual meeting of the shareholders on November 19, 2008, the shareholders approved the establishment of an employee stock purchase plan. The stock purchase plan authorizes the issuance of up to 1,200,000 shares of common stock for purchase by eligible employees. A participant’s stock purchased during a calendar year may not exceed the lesser of (a) a percentage of the participant’s compensation or a total amount as specified by the compensation committee of the Board, or (b) $25,000. The stock will be offered at a purchase price of at least 85% of its fair market value on the date of purchase. The major plan provisions cover the purposes of the plan, effective date and duration, administration, eligibility, stock type, stock purchase limitations, price of stock, participation election, payroll deductions, payment for stock, date of purchase, termination of agreement, termination of employment, recapitalization, change of control, assignability, Stockholder rights, compliance with Internal Revenue Code Section 423, amendment and termination, application of funds, tax withholdings, governing laws, employment at will and arbitration. There have been no agreements with any employees made under this plan as of the year ended September 30, 2022.

On July 6, 2022, the Company’s Board of Directors authorized a share repurchase program (the “Program”), pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate repurchase not to exceed 1,000,000 shares, which is approximately 6.0% of its outstanding common stock. The Program does not obligate the Company to purchase any number of shares, and there is no guarantee as to the exact number of shares to be repurchased by the Company. To date, no repurchases have been made in connection with the Program.

17.	LONG TERM INCENTIVE PLAN

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

18.	RELATED PARTY TRANSACTIONS

The Company intends that all transactions between it and our executive officers, directors, holders of 10% or more of the shares of any class of our common stock and affiliates thereof, will be on terms no less favorable than those terms given to unaffiliated third parties and will be approved by a majority of our independent outside directors not having any interest in the transaction.

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 each month. The interest rate on the loan agreement is 4.82% with monthly payments of $7,800. As of September 30, 2022, the Company had paid approximately $333,000 in principal and approximately $370,000 in interest since the beginning of the loan. Mr. Douglas Reynolds, President of Energy Services, was a director and secretary of First Bank of Charleston. Mr. Samuel Kapourales, a director of Energy Services, was also a director of First Bank of Charleston. On October 15, 2018, First Bank of Charleston was merged into Premier Bank, Inc., a wholly owned subsidiary of Premier Financial Bancorp, Inc. Mr. Marshall Reynolds, Chairman of the Board of Energy Services, held the same position with Premier Financial Bancorp, Inc. Mr. Douglas Reynolds is the president and a director of Energy Services and was a director of Premier Financial Bancorp, Inc. On September 17, 2021, Peoples Bancorp, Inc., parent company of Peoples Bank, completed an acquisition of Premier Financial Bancorp, Inc. and its wholly owned subsidiaries, Premier Bank and Citizens Deposit Bank & Trust. On October 26, 2021, Mr. Douglas Reynolds was elected a director of Peoples Bancorp, Inc., and its subsidiary Peoples Bank.

On April 29, 2022, the Company entered into a $1.0 million promissory note agreement with Corns Enterprises as partial consideration for the purchase of Tri-State Paving. This four-year agreement requires $250,000 principal installment payments on or before the end of each twelve (12) full calendar month period beginning April 29, 2022. Interest payments due shall be calculated on the principal balance remaining and shall be at the stated rate of 3.5% per year. The Company recorded $7,800 in accreted interest and has not made any principal payments on this note as of September 30, 2022.

Subsequent to the April 29, 2022, acquisition of Tri-State Paving, the Company entered into a operating lease for facilities in Hurricane, West Virginia with Corns Enterprises. This thirty-six-month lease is treated as a right to use asset and has payments of $7,000 per month. The total net present value at inception was $236,000 with a carrying value of $205,000 at September 30, 2022.

SQP made an equity investment of $156,000 in 1030 Quarrier Development, LLC (“Development”) in August 2022. Development is a variable interest entity (“VIE”) that is 75% owned by 1030 Quarrier Ventures, LLC (“Ventures”) and 25% owned by SQP. SQP is not the primary beneficiary of the VIE and therefore, will not consolidate Development into its consolidated financial statements. Instead, SQP will apply the equity method of accounting for its investment in Development. Development, a 1% owner, and United Bank, a 99% owner, formed 1030 Quarrier Landlord, LLC (“Landlord”). Landlord decided to pursue the following development project (the “Project”): An old building at 1030 Quarrier Street, Charleston, West Virginia as well as associated land (the “Property”) was purchased to be developed/rehabilitated into a commercial project including apartments and commercial space.

Upon the completion of development, the Property will be used to generate rental income. SQP has been awarded the construction contract for the Project. United Bank provided $5.0 million in loans to fund the Project. SQP and Ventures has jointly provided an unconditional guarantee for the $5.0 million of obligations associated with the Project.

Other than mentioned above, there were no new material related party transactions entered into during the fiscal year ended September 30, 2022.

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

19.	LEASE OBLIGATIONS

The Company leases office space for SQP for $1,500 per month. The lease, signed on March 25, 2021, is for a period of two years with five one-year renewals available immediately following the end of the base term. Rental terms for the option periods shall be negotiated and agreed mutually between the parties and shall not exceed five percent increases to rent, if any. The lease is expensed monthly and not treated as a right-to-use asset as it does not have a material impact on the Company’s consolidated financial statements.

During the twelve months ended September 30, 2022, the Company entered into two lease agreements of construction equipment for a combined $160,000. The leases have a term of twenty-two months with a stated interest rate of 0%, combined monthly installment payments of $6,645 and are cancellable at any time without penalty. The Company has the right to purchase the equipment at the expiration of the leases by applying the two-month deposit paid. The right-of-use assets and finance lease obligations associated with these lease agreements are included in the consolidated balance sheets within property, plant and equipment and long-term debt, respectively, and do not have a material impact on the Company’s consolidated financial statements.

The Company has two right-of-use operating leases acquired on April 29, 2022, as part of the Tri-State Paving, LLC transaction. The first operating lease, for the Hurricane, WV facility, had a net present value of $236,000 at April 29, 2022, and a carrying value of $205,000 at September 30, 2022. The second operating lease, for the Chattanooga, Tennessee facility, had a net present value of $144,000 at April 29, 2022, and a carrying value of $119,000 at September 30, 2022. The 4.5% interest rate on the operating leases is based on the Company’s incremental borrowing rate at inception.

The Company has a right-of-use operating lease with Enterprise Fleet Management, Inc. acquired on August 11, 2022, as part of the Ryan Environmental acquisition. This lease agreement was initially for 31 vehicles to be used for Ryan Construction; however, the Company plans to add vehicles as it finds necessary. This lease had a net present value of $1.2 million at inception, which approximates the carrying value at September 30, 2022. The 4.5% interest rate on the operating lease is based on the Company’s incremental borrowing rate at inception.

The Company has a right-of-use operating lease with RICA Developers, LLC acquired on August 12, 2022, as part of the Ryan Environmental acquisition. This lease, for the Bridgeport, WV facility, had a net present value of $140,000 at inception and a carrying value of $113,000 at September 30, 2022. The 4.5% interest rate on the operating lease is based on the Company’s incremental borrowing rate at inception.

Schedules related to the Company’s operating leases at fiscal year ended September 30, 2022 can be found below:

Operating Lease-Weighted Average Remaining Term
	Years left	Remaining liability		Lease end	Fiscal year end
Operating lease 1	2.6	$205,267		4/30/2025	2025
Operating lease 2	1.8	119,032		5/31/2024	2024
Operating lease 3	3.9	1,166,498		8/10/2026	2027
Operating lease 4	1.0	113,480		8/11/2023	2023
		$1,604,277

Weighted average remaining term		3.4	years

Operating Lease Maturity Schedule
2023	$588,653
2024	465,428
2025	373,397
2026	296,606
1,724,084
Less amounts representing interest	(119,807)
Present value of operating lease liabilities	$1,604,277

Year ended
September 30,
Operating Lease Expense	2022

Amortization
Operating lease 1	$30,933
Operating lease 2	25,554
Operating lease 3	22,672
Operating lease 4	19,552
Total amortization	98,711

Interest
Operating lease 1	4,067
Operating lease 2	2,411
Operating lease 3	4,360
Operating lease 4	964
Total interest	11,802
Total amortization and interest	$110,513

Year ended
September 30,
Cash Paid for Operating Leases	2022

Operating lease 1	$35,000
Operating lease 2	27,965
Operating lease 3	27,032
Operating lease 4	27,561
$117,558

The Company rents equipment for use on construction projects with rental agreements being week to week or month to month. Rental expense can vary by fiscal year due to equipment requirements on construction projects and the availability of Company owned equipment. Rental expense, which is included in cost of goods sold on the consolidated statements of income, was $9.8 million and $3.6 million for the years ended September 30, 2022, and 2021, respectively.

20.	MAJOR CUSTOMERS

The tables below present customers that represent 10.0% or more of the Company’s revenue or accounts receivable, net of retention as of or for the fiscal years ended September 30, 2022, and 2021:

Revenue	FY 2022	FY 2021
TransCanada Corporation	16.6%	11.0%
All other	83.4%	89.0%
Total	100.0%	100.0%

* Less than 10.0% and included in “All other” if applicable

Accounts receivable, net of retention	FY 2022	FY 2021
TransCanada Corporation	11.6%	13.2%
Kentucky American Water	*	16.3%
All other	88.4%	70.5%
Total	100.0%	100.0%

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

21.	RETIREMENT AND EMPLOYEE BENEFIT PLANS

In 2022 and 2021, C. J. Hughes maintained a tax-qualified 401(k) retirement plan for union employees. Employees can contribute up to 15% of eligible wages, provided the compensation deferred for a plan year does not exceed the indexed dollar amount set by the Internal Revenue Service which was $20,500 for 2022 and 2021. C. J. Hughes matches $0.25 on each dollar contributed up to 6% of eligible wages.

C. J. Hughes contributed $22,000 and $26,000 to the union plan for fiscal years September 30, 2022 and 2021, respectively. Additionally, each plan year, C. J. Hughes may make a discretionary profit-sharing contribution for participants who are actively employed on the last day of the plan year. No discretionary profit-sharing contribution was made for the 2022 or 2021 plan year.

Effective January 1, 2010, Energy Services became the successor plan sponsor of the C. J. Hughes Construction Company, Inc. 401(k) Plan for non-union employees (the “Plan”). The Plan was renamed the Energy Services of America Staff 401(k) Retirement Savings Plan. Employees are eligible to participate in the Plan upon completion of six months of service but must wait until a quarterly entry to join the Plan. In addition, participants who are age 50 or older by the end of the Plan year may elect to defer up to an additional $6,500 into the 401(k) Plan for 2022.

Energy Services may make annual discretionary matching contributions and/or profit-sharing contributions to the Plan. The matching contribution formula for the Plan was 100% of each dollar contributed for the first 3% of eligible wages and 50% of each dollar contributed for the next 3% of eligible wages. The Company’s matching contribution is used by the Plan’s third-party administrator to purchase Energy Services of America common stock from the open market. No restrictions on the match exist after it has been contributed. No profit-sharing contribution was made for the 2022 or 2021 plan year.

Energy Services and its wholly owned subsidiaries contributed $402,000 and $365,000, respectively, for the fiscal years ended September 30, 2022, and 2021 to the Plan. In addition, during fiscal year 2021, a one-time $651,000 Qualified Non-Elective Contribution (“QNEC”) was made to the Plan attributable to the 2021 Plan year to adjust Plan participant’s balances due to a third-party administrator’s actions.

The Company contributes to a number of multi-employers defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. The risks of participating in these multi-employer plans are different from single-employer plans in the following aspects:

●	Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers. If participating employers stop contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
●	If the Company chooses to stop participating in some of its multi-employer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The following table presents our participation in these plans:

					Contributions of
		Pension Protection Act ("PPA")			Energy Services
		Certified Zone Status (1)		FIP/RP Status	Companies			Expiration Date of
	EIN/Pension			Pending/			Surcharge	Collective Bargaining
Pension Fund	Plan Number	2021	2020	Implemented (2)	2022	2021	Imposed	Agreement

Central States, Southeast and Southwest Areas Pension Fund	36-6044243/001	Red	Red	Implemented	$123,142	$—	no	Various

Employer-Teamsters Local Nos. 175 and 505	55-6021850/001	Red	Red	Implemented	—	—	no	Various

Laborers National Pension Fund	75-1280827/001	Red	Red	Implemented	384,908	394,563	no	Various

Laborers' District Council of Western Pennsylvania Pension Plan	25-6135576/001	Yellow	Yellow	Implemented	269,915	—	no	Various

Operating Engineers Local 324 Pension Fund	38-1900637/001	Red	Red	Implemented	66,757	—	no	Various

National Automatic Sprinkler Industry Pension Fund	52-6054620/001	Red	Red	Implemented	199,984	121,133	no	Various

Iron Workers District Council of Southern Ohio &Vicinity Pension Trust	31-6038516/001	Yellow	Yellow	Implemented	208,588	160,367	no	Various

Carpenters Pension Fund of WV	55-6027998/001	Red	Red	Implemented	719,665	281,568	no	Various

Plumbers & Pipefitters National Pension Fund	52-6152779/001	Yellow	Yellow	Implemented	660,324	616,568	no	Various

Sheet Metal Workers' National Pension Fund	52-6112463/001	Yellow	Yellow	Implemented	175,643	538,286	no	Various

Sheet Metal Workers Local Pension Fund	34-6666753/001	Red	Red	Implemented	—	—	no	Various

Plumbers and Pipefitters Local 152 Pension Fund	55-6029095/001	Red	Red	Implemented	—	2,492	no	Various

All Other		Green	Green		3,611,624	2,783,713	no	Various

					$6,420,550	$4,898,691
(1)	The most recent PPA zone status available in 2022 and 2021 is the plan’s year-end during 2021 and 2020, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the orange zone are less than 80 percent funded and have an Accumulated Funding Deficiency in the current year or projected into the next six years, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.
(2)	Indicates whether the plan has a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) which is either pending or has been implemented.

The Company currently does not have intentions of withdrawing from any of the multi-employer pension plans in which it participates.

On November 12, 2021, the Company received a withdrawal liability claim from a pension plan to which the Company made pension contributions for union construction employees performing covered work in a particular jurisdiction. The Company has not performed covered work in their jurisdiction since 2011; however, the Company disagrees with the withdrawal claim and believes it is covered by an exemption under federal law. The demand called for thirty-four quarterly installment payments of $41,000 starting December 15, 2021. The Company must comply with the demand under federal pension law; however, the Company firmly believes no withdrawal liability exists. The Company is in negotiations with the pension fund to resolve the matter and all future payments have been suspended as part of the negotiation. The Company has expensed all $164,000 in payments made through September 30, 2022, and does not expect any future liabilities related to this claim.

22.	CREDIT RISK

Financial instruments which potentially subject the Company to credit risk consist primarily of cash, cash equivalents and contract receivables. The Company places its cash with high quality financial institutions. At times, the balances in such institutions may exceed the FDIC insurance limit of $250,000 per depositor, per insured bank, for each account ownership category. FDIC insurance covers all deposit accounts, including checking accounts, savings accounts, money market deposit accounts, and certificates of deposit. As of September 30, 2022, the Company had $4.9 million of uninsured deposits.

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

23.	COMMITMENTS AND CONTINGENCIES

During the normal course of operations, the Company is subject to certain subcontractor claims, mechanic’s liens, and other litigation. Management is of the opinion that no material obligations will arise from any pending legal proceedings. Accordingly, no provision has been made in the financial statements for such litigation.

Some customers, particularly new ones or governmental agencies require the Company to post bid bonds, performance bonds and payment bonds (collectively, performance bonds). These performance bonds are obtained through insurance carriers and guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the insurer make payments or provide services under the bond. The Company must reimburse the insurer for any expenses or outlays it is required to make.

In February 2014, the Company entered into an agreement with a surety company to provide bonding which will suit the Company’s immediate needs. The ability to obtain bonding for future contracts is an important factor in the contracting industry with respect to the type and value of contracts that can be bid.

Depending upon the size and conditions of a particular contract, the Company may be required to post letters of credit or other collateral in favor of the insurer. Posting of these letters or other collateral will reduce our borrowing capabilities. The Company does not anticipate any claims in the foreseeable future. At September 30, 2022, the Company had $82.8 million in performance bonds outstanding.

In fiscal year 2021, the Company received notification of forgiveness on the $9.8 million in PPP loans received in calendar year 2020. The Company must retain PPP loan documentation in its files for six years after the date of forgiveness. The Company believes it meets the SBA’s certification requirement based on its limited access to capital, weakened business operations during the pandemic and small market value. The Company’s shares of common stock did not trade on a national exchange at that time. However, no assurance can be given as to the outcome if the SBA re-evaluates the Company’s loan certification. The SBA could determine that the Company does not qualify in whole or in part for loan forgiveness. In addition, it is unknown what type of penalties could be assessed against the Company if the SBA disagrees with the Company’s certification. The Company could be required to repay its PPP Loans. Any penalties in addition to the potential repayment of the PPP Loans could negatively impact the Company’s business, financial condition and results of operations and prospects.

24. ACQUISITIONS

Energy Services accounts for business combinations under the acquisition method in accordance with ASC Topic 805 “Business Combinations”. Accordingly, for the transaction, the purchase price is allocated to the fair value of the assets acquired and liabilities assumed as of the date of the acquisition. In conjunction with ASC 805, upon receipt of final fair value estimates during the measurement period, which must be within one year of the acquisition date, Energy Services records any adjustments to the preliminary fair value estimates in the reporting period in which the adjustments are determined.

On April 29, 2022, the Company completed the acquisition of Tri-State Paving LLC, located in Hurricane, West Virginia. Pursuant to the Asset Purchase Agreement (“Agreement”) signed on April 6, 2022, and amended on April 29, 2022, the Company acquired substantially all the assets (including but not limited to customer contracts, employees, and equipment) of Tri-State Paving, LLC for $7.5 million in cash, a $1.0 million promissory note, and $1.0 million in Energy Services common stock. The $7.5 million in cash was funded through a loan with United Bank and the transaction resulted in the issuance of 419,287 common shares.

As part of the Agreement, the Company entered into a four-year, $1.0 million note that requires $250,000 principal installment payments on or before the end of each twelve (12) full calendar month period beginning on the date of the Note, April 29, 2022. Interest payments due shall be calculated on the principal balance remaining and shall be at the stated rate of 3.5% per year.

The non-cash purchase price, including $390,000 of debt assumed, for the Tri-State Paving acquisition is allocated in the table below:

Property and equipment	$5,709,094
Goodwill	2,273,237
Customer relationships	1,649,159
Non-compete	39,960
Tradename	203,213
Total	$9,874,663

On August 11, 2022, Ryan Construction, a newly formed wholly owned subsidiary of Energy Services, completed the acquisition of Ryan Environmental, located in Bridgeport, WV, pursuant to an order issued by the United States Bankruptcy Court for the Northern District of West Virginia (the “Court”) on August 9, 2022 and Ryan Transport, located in Bridgeport, West Virginia, under the terms of an Asset Purchase Agreement. As part of the business combination, the Company acquired certain assets, including equipment, vehicles, and small tools, of Ryan Environmental for $3.0 million in cash and certain assets, including equipment and small tools, of Ryan Transport for $1.0 million in cash.

The purchase price for the Ryan Environmental and Ryan Transport acquisitions is allocated in the table below:

Property and equipment	$3,237,559
Accounts receivable, net of $250,000 allowance	677,254
Unbilled receivable	127,244
Total	$4,042,057

ASC 805-10-50-2 requires public companies that present comparative financial statements to present pro forma financial statements as though the business combination that occurred during the current fiscal year had occurred as of the beginning of the comparable prior annual reporting period. As allowed under ASC 805-10-50-2, the Company finds this information impracticable to provide for the periods presented due to the lack of availability of meaningful financial statements of the acquired companies that comply with U.S. GAAP.

25.  GOODWILL AND INTANGIBLE ASSETS

The Company follows the guidance of ASC 350-20-35-3 “Intangibles-Goodwill and Other (Topic 350)” which requires a company to record an impairment charge based on the excess of a reporting unit’s carrying amount of goodwill over its fair value. Under the current guidance, companies can first choose to assess any impairment based on qualitative factors (Step 0). If a company fails this test or decides to bypass this step, it must proceed with a quantitative assessment of goodwill impairment. The Company did not have a goodwill impairment at September 30, 2022 or 2021.

A table of the Company’s goodwill is below:

	September 30,	September 30,
	2022	2021

Beginning balance	$1,814,317	$—

Acquired	2,273,237	1,814,317

Ending balance	$4,087,554	$1,814,317

A table of the Company’s intangible assets subject to amortization at September 30, 2022, is below:

			Accumulated	Accumulated	Amortization and
			Amortization and	Amortization and	Impairment
	Remaining Life at		Impairment at	Impairment at	Twelve Months Ended
	September 30,	Original	September 30,	September 30,	September 30,	Net Book
Intangible assets:	2022	Cost	2022	2021	2022	Value

West Virginia Pipeline:
Customer Relationships	99 months	$2,209,724	$386,693	$165,725	$220,968	$1,823,031
Tradename	99 months	263,584	46,136	19,772	26,364	217,448
Non-competes	3 months	83,203	72,806	31,202	41,604	10,397

Revolt Energy:
Employment agreement/non-compete	19 months	100,000	77,779	13,889	63,890	22,221

Tri-State Paving:
Customer Relationships	115 months	1,649,159	66,781	—	66,781	1,582,378
Tradename	115 months	203,213	8,368	—	8,368	194,845
Non-competes	7 months	39,960	16,590	—	16,590	23,370
Total intangible assets		$4,548,843	$675,153	$230,588	$444,565	$3,873,690

The amortization on identifiable intangible assets for fiscal years ended September 30, 2022 and 2021 was $445,000 and $231,000, respectively.

Amortization expense associated with the identifiable intangible assets is expected to be as follows:

Amortization Expense
2023	$483,004
2024	438,122
2025	432,569
2026	432,569
2027	432,569
After	1,654,856
Total	$3,873,690

26.  SUBSEQUENT EVENTS

On October 10, 2022, the Company entered into a $3.1 million promissory note agreement with United Bank to finance the Ryan Environmental acquisition. This is a five-year agreement with a fixed interest rate of 6.0% and monthly payments of $59,932 beginning on November 10, 2022.

In February 2018, the Company filed a lawsuit against a former customer in the United States District Court for the Western District of Pennsylvania. The lawsuit is related to a dispute over work performed on a pipeline construction project. On November 16, 2022, a Judgement Order was issued, and the Company was awarded $13.1 million, of which $5.8 million was the jury award, $1.6 million was for attorney’s fees, and $5.7 million was for penalties and interest. None of the award had been recognized in the Company’s consolidated financial statements as of September 30, 2022. The Company’s attorney’s fees have been expensed as incurred. On December 16, 2022, the Defendant filed a notice of appeal with the court.

Management has evaluated all subsequent events for accounting and disclosure. There have been no other material events during the period, other than noted above, that would either impact the results reflected in the report or the Company’s results going forward.