Form 10-Q
period 2022-12-31
Energy Services of America CORP
filed 2023-02-13
CIK 1357971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2022.

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

As of February 13, 2023, there were 16,667,185 outstanding shares of the Registrant’s Common Stock.

q

Part 1. Financial Information

Item 1. Financial Statements (Unaudited):

Energy Services of America Corporation

Consolidated Balance Sheets

	December 31,	September 30,
	2022	2022
Assets
Current assets
Cash and cash equivalents	$7,530,907	$7,427,474
Accounts receivable-trade	35,357,058	38,525,223
Allowance for doubtful accounts	(55,538)	(70,310)
Retainages receivable	4,989,451	4,443,679
Other receivables	13,699	10,866
Contract assets	14,397,681	16,109,593
Prepaid expenses and other	3,170,481	3,945,968
Total current assets	65,403,739	70,392,493

Property, plant and equipment, at cost	75,859,708	73,736,433
less accumulated depreciation	(42,647,308)	(41,074,646)
Total property and equipment, net	33,212,400	32,661,787

Right-of-use assets-operating lease	1,478,781	1,611,321
Intangible assets, net	3,740,910	3,873,690
Goodwill	4,087,554	4,087,554
Total assets	$107,923,384	$112,626,845

Liabilities and shareholders’ equity
Current liabilities
Current maturities of long-term debt	$4,575,060	$4,060,016
Lines of credit and short-term borrowings	12,500,000	13,080,320
Current maturities of operating lease liabilities	506,606	588,653
Accounts payable	14,984,022	20,314,408
Accrued expenses and other current liabilities	8,814,256	11,266,008
Contract liabilities	8,611,883	6,027,578
Total current liabilities	49,991,827	55,336,983

Long-term debt, less current maturities	14,444,751	13,494,084
Long-term operating lease liabilities, less current maturities	965,012	1,015,624
Deferred tax liability	4,033,201	4,455,079
Total liabilities	69,434,791	74,301,770

Shareholders’ equity

Common stock, $.0001 par value Authorized 50,000,000 shares, 17,885,615 issued and 16,667,185 outstanding at December 31, 2022 and September 30, 2022	1,789	1,789

Treasury stock, 1,218,430 shares at December 31, 2022 and September 30, 2022	(122)	(122)

Additional paid in capital	60,508,350	60,508,350
Retained deficit	(22,021,424)	(22,184,942)

Total shareholders’ equity	38,488,593	38,325,075

Total liabilities and shareholders’ equity	$107,923,384	$112,626,845

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Income

Unaudited

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2022	2021
Revenue	$60,042,585	$42,659,125

Cost of revenues	54,056,323	37,350,752

Gross profit	5,986,262	5,308,373

Selling and administrative expenses	5,316,138	3,632,595
Income from operations	670,124	1,675,778

Other income (expense)
Interest income	72	576
Other nonoperating expense	(80,663)	(153,428)
Interest expense	(474,284)	(197,559)
(Loss) gain on sale of equipment	(31,343)	339,896
	(586,218)	(10,515)

Income before income taxes	83,906	1,665,263

Income tax (benefit) expense	(79,612)	494,283

Net income	$163,518	$1,170,980

Weighted average shares outstanding-basic	16,667,185	16,247,898

Weighted average shares-diluted	16,667,185	16,247,898

Earnings per share-basic	$0.01	$0.07

Earnings per share-diluted	$0.01	$0.07

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Cash Flows

Unaudited

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2022	2021
Cash flows from operating activities:

Net income	$163,518	$1,170,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,762,322	1,304,496
Loss (gain) on sale of equipment	31,343	(339,896)
Deferred income tax benefit	(421,878)	(367,010)
Amortization of intangible assets	132,780	119,456
Accreted interest on notes payable	10,599	—
Decrease (increase) in accounts receivable	3,153,393	(4,265,751)
Increase in retainage receivable	(545,772)	(551,585)
(Increase) decrease in other receivables	(2,833)	494,771
Decrease in contract assets	1,711,912	2,815,751
Decrease in prepaid expenses and other	775,487	750,846
(Decrease) increase in accounts payable	(5,330,386)	58,226
(Decrease) increase in accrued expenses and other current liabilities	(2,451,871)	837,579
Increase in contract liabilities	2,584,305	4,375,775
Net cash provided by operating activities	1,572,919	6,403,638

Cash flows from investing activities:
Investment in property and equipment	(2,348,901)	(942,703)
Proceeds from sales of property and equipment	92,815	463,862
Net cash used in investing activities	(2,256,086)	(478,841)

Cash flows from financing activities:
Preferred stock redemption	—	(1,262,750)
Borrowings on lines of credit and short-term debt, net of (repayments)	(580,320)	(540,250)
Proceeds from long-term debt	3,100,000	—
Principal payments on long-term debt	(1,733,080)	(1,215,390)
Net cash provided by (used in) financing activities	786,600	(3,018,390)
Increase in cash and cash equivalents	103,433	2,906,407
Cash and cash equivalents beginning of period	7,427,474	8,226,739
Cash and cash equivalents end of period	$7,530,907	$11,133,146

Supplemental schedule of noncash investing and financing activities:
Purchases of property & equipment under financing agreements	$88,192	$240,145
Par value of common stock issued from preferred stock conversion	$—	$263

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$472,960	$186,580

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Changes in Shareholders’ Equity

For the three months ended December 31, 2022 and 2021

						Total
	Common Stock		Additional Paid	Retained	Treasury	Shareholders’
	Shares	Amount	in Capital	Deficit	Stock	Equity

Balance at September 30, 2022	16,667,185	$1,789	$60,508,350	$(22,184,942)	$(122)	$38,325,075

Net income	—	—	—	163,518	—	163,518

Balance at December 31, 2022	16,667,185	$1,789	$60,508,350	$(22,021,424)	$(122)	$38,488,593

						Total
	Common Stock		Additional Paid	Retained	Treasury	Shareholders’
	Shares	Amount	in Capital	Deficit	Stock	Equity
Balance at September 30, 2021	13,621,406	$1,484	$60,670,699	$(26,035,015)	$(122)	$34,637,046

Net income	—	—	—	1,170,980	—	1,170,980

Preferred share redemption, net of accrued dividends at September 30, 2021	—	—	(1,210,525)	—	—	(1,210,525)

Preferred share conversion	2,626,492	263	—	—	—	263

Balance at December 31, 2021	16,247,898	$1,747	$59,460,174	$(24,864,035)	$(122)	$34,597,764

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

Nitro Construction Services, Inc. (“Nitro”), a wholly owned subsidiary of C.J. Hughes, provides electrical, mechanical, HVAC/R, solar installation, and fire protection services to customers primarily in the automotive, chemical, and power industries. Revolt Energy, LLC and Nitro Electric Company, LLC are newly formed, wholly owned subsidiaries of Nitro. Pinnacle Technical Solutions, Inc. (“Pinnacle”), a wholly owned subsidiary of Nitro, operates as a data storage facility within Nitro’s office building. Pinnacle is supported by Nitro and has no employees of its own. All C.J. Hughes, Nitro, and Contractors Rental construction personnel are union members of various related construction trade unions and are subject to collective bargaining agreements that expire at varying time intervals.

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

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto for the years ended September 30, 2022, and 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on December 22, 2022. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to the interim financial reporting rules and regulations of the SEC. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three months ended December 31, 2022, and 2021 are not necessarily indicative of the results to be expected for the full year or any other interim period.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Please refer to Note 2 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended September 30, 2022, for a more detailed discussion of our significant accounting policies. There were no material changes to these significant accounting policies during the three months ended December 31, 2022.

3.  REVENUE RECOGNITION

Our revenue is primarily derived from construction contracts that can span several quarters. We recognize revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606” or “Topic 606”) which provides for a five-step model for recognizing revenue from contracts with customers as follows:

●	Identify the contract
●	Identify performance obligations
●	Determine the transaction price
●	Allocate the transaction price
●	Recognize revenue

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

4.  DISAGGREGATION OF REVENUE

The Company disaggregates revenue based on the following lines of service: (1) Gas & Water Distribution, (2) Gas & Petroleum Transmission, and (3) Electrical, Mechanical, & General services and construction. Our contract types are: Lump Sum, Unit Price, Cost Plus and Time and Materials (“T&M”). The following tables present our disaggregated revenue for the three months ended December 31, 2022 and 2021:

	Three Months Ended December 31, 2022
			Electrical,
	Gas & Water	Gas & Petroleum	Mechanical,	Total revenue
	Distribution	Transmission	and General	from contracts
Lump sum contracts	$—	$—	$17,186,157	$17,186,157
Unit price contracts	12,389,558	16,840,150	1,537,438	30,767,146
Cost plus and T&M contracts	—	—	12,089,282	12,089,282
Total revenue from contracts	$12,389,558	$16,840,150	$30,812,877	$60,042,585

Earned over time	$4,878,647	$16,840,150	$29,890,148	$51,608,945
Earned at point in time	7,510,911	—	922,729	8,433,640
Total revenue from contracts	$12,389,558	$16,840,150	$30,812,877	$60,042,585

	Three Months Ended December 31, 2021
			Electrical,
	Gas &Water	Gas & Petroleum	Mechanical,	Total revenue
	Distribution	Transmission	and General	from contracts
Lump sum contracts	$—	$—	$10,939,201	$10,939,201
Unit price contracts	11,962,034	11,238,517	—	23,200,551
Cost plus and T&M contracts	—	—	8,519,373	8,519,373
Total revenue from contracts	$11,962,034	$11,238,517	$19,458,574	$42,659,125

Earned over time	$7,919,922	$11,238,517	$18,819,986	$37,978,425
Earned at point in time	4,042,112	—	638,588	4,680,700
Total revenue from contracts	$11,962,034	$11,238,517	$19,458,574	$42,659,125

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

During the three months ended December 31, 2022, we recognized revenue of $4.5 million that was included in the contract liability balance at September 30, 2022.

Accounts receivable-trade, net of allowance for doubtful accounts, contract assets and contract liabilities consisted of the following:

	December 31, 2022	September 30, 2022	Change

Accounts receivable-trade, net of allowance for doubtful accounts	$35,301,520	$38,454,913	$(3,153,393)

Contract assets
Cost and estimated earnings in excess of billings	$14,397,681	$16,109,593	$(1,711,912)

Contract liabilities
Billings in excess of cost and estimated earnings	$8,611,883	$6,027,578	$2,584,305

6.  PERFORMANCE OBLIGATIONS

For the three months ended December 31, 2022, there was no revenue recognized as a result of changes in contract transaction price related to performance obligations that were satisfied prior to September 30, 2022. Changes in contract transaction price can result from items such as executed or estimated change orders, and unresolved contract modifications and claims.

At December 31, 2022, the Company had $155.9 million in remaining unsatisfied performance obligations, in which revenue is expected to be recognized over the next twelve months.

7.  UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts as of December 31, 2022, and September 30, 2022, are summarized as follows:

	December 31, 2022	September 30, 2022
Costs incurred on contracts in progress	$110,656,030	$192,957,145
Estimated earnings, net of estimated losses	16,806,651	28,150,060
	127,462,681	221,107,205
Less billings to date	121,676,883	211,025,190
	$5,785,798	$10,082,015

Costs and estimated earnings in excess of billed on uncompleted contracts	$14,397,681	$16,109,593

Less billings in excess of costs and estimated earnings on uncompleted contracts	8,611,883	6,027,578
	$5,785,798	$10,082,015

Backlog at December 31, 2022, and September 30, 2022, was $206.9 million and $142.3 million, respectively.

8.  FAIR VALUE MEASUREMENTS

The fair value measurement guidance of the Financial Accounting Standards Board (“FASB”) ASC defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and specifies disclosures about fair value measurements.

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

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed-rate debt was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $16.0 million at December 31, 2022 was $15.0 million. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $15.0 million at September 30, 2022 was $14.5 million.

All other current assets and liabilities are carried at net realizable value which approximates fair value because of their short duration to maturity.

9.  EARNINGS PER SHARE

The amounts used to compute the earnings per share for the three months ended December 31, 2022 and 2021 are summarized below.

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2022	2021
Net income	$163,518	$1,170,980

Weighted average shares outstanding-basic	16,667,185	16,247,898

Weighted average shares-diluted	16,667,185	16,247,898

Earnings per share-basic	$0.01	$0.07

Earnings per share-diluted	$0.01	$0.07

10.  INCOME TAXES

The components of income taxes are as follows:

	Three Months Ended
	December 31, 2022	December 31, 2021
Federal
Current	$266,966	$671,808
Deferred	(329,064)	(286,268)
Total	(62,098)	385,540

State
Current	75,299	189,485
Deferred	(92,813)	(80,742)
Total	(17,514)	108,743

Total income tax (benefit) expense	$(79,612)	$494,283

The effective income tax rate for the three months ended December 31, 2022, was (94.9)%, as compared to 29.7% for the same period in 2021. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income and non-deductible expenses.

Major items that can affect the effective tax rate include amortization of goodwill and non-deductible amounts for per diem expenses.

The income tax effects of temporary differences giving rise to the deferred tax assets and liabilities are as follows:

	December 31,	September 30,
	2022	2022
Deferred tax liabilities
Property and equipment	$7,155,494	$7,686,064
Other	530,806	7,632
Total deferred tax liabilities	$7,686,300	$7,693,696

Deferred income tax assets
Other	$913,479	$404,093
Net operating loss carryforward	2,739,620	2,834,524
Total deferred tax assets	$3,653,099	$3,238,617

Total net deferred tax liabilities	$4,033,201	$4,455,079

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, which will result in taxable or deductible amounts in the future. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. At December 31, 2022, the Company expects all net operating loss carryforwards to be realized in the near future.

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

11.  SHORT-TERM AND LONG-TERM DEBT

Short-term debt consists of the following:

On July 13, 2022, the Company received a one-year extension on its $15.0 million operating line of credit effective June 28, 2022. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%. The interest rate at December 31, 2022, was 7.75%. The interest rate at September 30, 2022, was 5.5%.

The line of credit has a $12.5 million component and a $2.5 million component with additional borrowing requirements. Based on the borrowing base calculation, the Company borrowed all $12.5 million available on the line of credit as of December 31, 2022 and September 30, 2022. The Company did not meet the requirements to borrow any from the $2.5 million component.

On January 19, 2023, the Company received an amendment to the agreement which increased the line of credit to $30.0 million.  The maturity date remains June 28, 2023, with a variable interest rate equal to the “Wall Street Journal” Prime Rate with a floor of 4.5%.

The modified financial covenants for the quarter ended December 31, 2022, and all subsequent quarters, are below:

●	Minimum tangible net worth of $28.0 million,
●	Minimum traditional debt service coverage of 1.50x on a rolling twelve- month basis,
●	Minimum current ratio of 1.20x,
●	Maximum debt to tangible net worth ratio (“TNW”) of 2.75x,
●	Each ratio and covenant shall be determined, tested, and measured as of each calendar quarter beginning December 31, 2022,
●	Borrower shall maintain a ratio of Maximum Senior Funded Debt ("SFD") to Earnings before Interest, Taxes, Depreciation and Amortization ("EBDITA") equal to or less than 3.5:1. SFD shall mean any funded debt or lease of Borrower, other than subordinated debt. The covenant shall be tested quarterly, as of the end of each fiscal quarter, with EBITDA based on the preceding four quarters.

The Company was in compliance with all covenants at December 31, 2022, and the Company projects to meet all covenant requirements for the next twelve months.

The Company also finances insurance policy premiums on a short-term basis through a financing company. These insurance policies include workers’ compensation, general liability, automobile, umbrella, and equipment policies. The Company makes a down payment in January and finances the remaining premium amount over eleven monthly payments. At December 31, 2022 and September 30, 2022, respectively, the remaining balance of the insurance premiums was $0 and $580,000.

A summary of short-term and long-term debt as of December 31, 2022, and September 30, 2022, is as follows:

	December 31,	September 30,
	2022	2022
Line of credit payable to bank, monthly interest at 7.75%, final payment due by June 28, 2023, guaranteed by certain directors of the Company.	$12,500,000	$12,500,000

Term note payable to United Bank, WV Pipeline acquisition, due in monthly installments of $64,853 fixed interest at 4.25%, final payment due by March 25, 2026, secured by receivables and equipment, guaranteed by certain directors of the Company.	2,361,701	2,529,421

Notes payable to finance companies, due in monthly installments totaling $32,000 at December 31, 2022 and $60,000 at September 30, 2022, including interest ranging from 0.00% to 6.03%, final payments due January 2023 through August 2026, secured by equipment.	776,551	889,165

Note payable to finance company for insurance premiums financed, due in monthly installments totaling $282,000 in FY 2022 and $272,000 in FY 2021, including interest rate at 3.50%, final payment due November 2022.	—	580,320

Notes payable to bank, due in monthly installments totaling $7,848, including interest at 4.82%, final payment due November 2034 secured by building and property.	854,087	867,383

Notes payable to bank, due in monthly installments totaling $12,464, including interest at 8.75%, final payment due November 2025 secured by building and property, guaranteed by certain directors of the Company.	374,201	412,917

Notes payable to bank, due in monthly installments totaling $59,932, including fixed interest at 6.0%, final payment due October 2027 secured by receivables and equipment, guaranteed by certain directors of the Company.	3,011,436	—

Notes payable to David Bolton and Daniel Bolton, due in annual installments totaling $500,000, including fixed interest at 3.25%, final payment due December 31, 2026, unsecured.	1,637,500	2,380,000

Notes payable to bank, due in monthly installments totaling $68,073, including interest at 8.75%, beginning February 2022 with final payment due September 2026, secured by equipment, guaranteed by certain directors of the Company.	2,391,154	2,549,281

Term note payable to United Bank, Tri-State Paving acquisition, due in monthly installments of $140,000, fixed interest at 4.50%, final payment due by June 1, 2027, secured by receivables and equipment, guaranteed by certain directors of the Company.	6,666,246	6,982,097

Notes payable to Corns Enterprises, due in annual installments totaling $250,000, including fixed interest at 3.50%, final payment due April 29, 2026, unsecured.	946,935	943,836

Total debt	$31,519,811	$30,634,420

Less current maturities	17,075,060	17,140,336

Total long-term debt	$14,444,751	$13,494,084

12.  GOODWILL AND INTANGIBLE ASSETS

The Company follows the guidance of ASC Topic 350, Intangibles-Goodwill and Other, which requires a company to record an impairment charge based on the excess of a reporting unit’s carrying amount of goodwill over its fair value. Under the current guidance, companies can first choose to assess any impairment based on qualitative factors (Step 0). If a company fails this test or decides to bypass this step, it must proceed with a quantitative assessment of goodwill impairment. The Company did not have a goodwill impairment at December 31, 2022 or September 30, 2022.

A table of the Company’s goodwill is below:

	December 31,	September 30,
	2022	2022
Beginning balance	$4,087,554	$1,814,317
Acquired	—	2,273,237
Ending balance	$4,087,554	$4,087,554

A table of the Company’s intangible assets subject to amortization at December 31, 2022, and September 30, 2022 is below:

			Accumulated	Accumulated	Amortization and
	Remaining Life at		Amortization and	Amortization and	Impairment Three	Net Book
	December 31,		Impairment at	Impairment at	Months Ended	Value at
Intangible assets:	2022	Original Cost	December 31, 2022	September 30, 2022	December 31, 2022	December 31, 2022
West Virginia Pipeline:
Customer Relationships	96 months	$2,209,724	$441,935	$386,693	$55,242	$1,767,789
Tradename	96 months	263,584	52,731	46,136	6,595	210,853
Non-competes	0 months	83,203	83,203	72,806	10,397	—
Revolt Energy:
Employment agreement/non-compete	16 months	100,000	81,946	77,779	4,167	18,054
Tri-State Paving:
Customer Relationships	112 months	1,649,159	$108,061	66,781	$41,280	1,541,098
Tradename	112 months	203,213	13,450	8,368	5,082	189,763
Non-competes	4 months	39,960	26,607	16,590	10,017	13,353
Total intangible assets		$4,548,843	$807,933	$675,153	$132,780	$3,740,910

The amortization on identifiable intangible assets for the three months ended December 31, 2022 and 2021 was $133,000 and $119,000, respectively.

Amortization expense associated with the identifiable intangible assets is expected to be as follows:

Amortization Expense
January 2023 to December 2023	$462,590
January 2024 to December 2024	433,955
January 2025 to December 2025	432,569
January 2026 to December 2026	432,569
January 2027 to December 2027	432,569
After	1,546,657
Total	$3,740,910

13.  LEASE OBLIGATIONS

The Company leases office space for SQP for $1,500 per month. The lease, signed on March 25, 2021, is for a period of two years with five one-year renewals available immediately following the end of the base term. Rental terms for the option periods shall be negotiated and agreed mutually between the parties and shall not exceed five percent increases to rent, if any.

The Company has two lease agreements for construction equipment with a combined amount of $160,000. The leases have a term of twenty-two months with a stated interest rate of 0%, combined monthly installment payments of $6,645 and are cancellable at any time without penalty. The Company has the right to purchase the equipment at the expiration of the leases by applying the two-month deposit paid. The related assets and finance lease obligations associated with these lease agreements are included in the consolidated balance sheets within property, plant and equipment and long-term debt.

The Company has two right-of-use operating leases acquired on April 29, 2022, as part of the Tri-State Paving, LLC transaction. The first operating lease, for the Hurricane, WV facility, had a net present value of $236,000 at April 29, 2022, and a carrying value of $186,000 at December 31, 2022. The second operating lease, for the Chattanooga, Tennessee facility, had a net present value of $144,000 at April 29, 2022, and a carrying value of $103,000 at December 31, 2022. The 4.5% interest rate on the operating leases is based on the Company’s incremental borrowing rate at inception.

The Company has a right-of-use operating lease with Enterprise Fleet Management, Inc. acquired on August 11, 2022, as part of the Ryan Environmental acquisition. This lease agreement was initially for 31 vehicles to be used for Ryan Construction; however, the Company plans to add vehicles as it finds necessary. This lease had a net present value of $1.2 million at inception, and carrying value of $1.1 million at December 31, 2022. The 4.5% interest rate on the operating lease is based on the Company’s incremental borrowing rate at inception.

The Company has a right-of-use operating lease with RICA Developers, LLC acquired on August 12, 2022, as part of the Ryan Environmental acquisition. This lease, for the Bridgeport, WV facility, had a net present value of $140,000 at inception and a carrying value of $83,000 at December 31, 2022. The 4.5% interest rate on the operating lease is based on the Company’s incremental borrowing rate at inception.

Schedules related to the Company’s operating leases at December 31, 2022 can be found below:

		Remaining liability
	Years left	December 31, 2022	September 30, 2022	Lease end	Fiscal year end
Operating lease 1	2.3	$186,427	$205,267	4/30/2025	2025
Operating lease 2	1.4	103,472	119,032	5/31/2024	2024
Operating lease 3	3.7	1,098,727	1,166,498	8/10/2026	2027
Operating lease 4	0.7	82,992	113,480	8/11/2023	2023
		$1,471,618	$1,604,277

Weighted average remaining term		3.2 years

Operating Lease Maturity Schedule
January 2023-December 2023	$559,911
January 2024-December 2024	448,309
January 2025-December 2025	352,397
January 2026-December 2026	216,265
1,576,882
Less amounts representing interest	(105,264)
Present value of operating lease liabilities	$1,471,618

Three months ended
December 31, 2022
Operating Lease Expense
Amortization
Operating lease 1	$18,841
Operating lease 2	15,559
Operating lease 3	68,528
Operating lease 4	29,612
Total amortization	132,540
Interest
Operating lease 1	2,160
Operating lease 2	1,219
Operating lease 3	12,570
Operating lease 4	1,162
Total interest	17,111
Total amortization and interest	$149,651

The Company rents equipment for use on construction projects with rental agreements being week to week or month to month.  Rental expense can vary by reporting period due to equipment requirements on construction projects and the availability of Company owned equipment. Rental expense, which is included in cost of goods sold on the consolidated statements of income, was $2.7 million  and $1.9 million, respectively, for the three months ended December 31, 2022 and 2021.

15.  SUBSEQUENT EVENTS

On January 18, 2023, the Company’s Board of Directors approved a special cash dividend of $0.05 per common share payable on February 15, 2023 to shareholders of record as of January 31, 2023.

On January 19, 2023, the Company received an amendment to increase its line of credit from $15.0 million to $30.0 million. The maturity date remains June 28, 2023, with a variable interest rate equal to the “Wall Street Journal” Prime Rate with a floor of 4.5%.

Management has evaluated all subsequent events for accounting and disclosure. There have been no other material events during the period, other than noted above, that would either impact the results reflected in the report or the Company’s results going forward.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of the financial condition and results of operations of Energy Services in conjunction with the “Financial Statements” appearing in this report as well as the historical financial statements and related notes contained elsewhere herein. Among other things, those historical consolidated financial statements include more detailed information regarding the basis of presentation for the following information. The term “Energy Services” refers to the Company, West Virginia Pipeline, SQP, Tri-State Paving, Ryan Construction, and C.J. Hughes and C.J. Hughes’ wholly owned subsidiaries on a consolidated basis.

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

Nitro Construction Services, Inc. (“Nitro”), a wholly owned subsidiary of C.J. Hughes, provides electrical, mechanical, HVAC/R, solar installation, and fire protection services to customers primarily in the automotive, chemical, and power industries. Revolt Energy, LLC and Nitro Electric Company, LLC are newly formed, wholly owned subsidiaries of Nitro. Pinnacle Technical Solutions, Inc. (“Pinnacle”), a wholly owned subsidiary of Nitro, operates as a data storage facility within Nitro’s office building. Pinnacle is supported by Nitro and has no employees of its own.

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

Three Months Ended December 31, 2022, and 2021 Overview

The following is an overview of results from operations for the three months ended December 31, 2022, and 2021:

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2022	2021
Revenue	$60,042,585	$42,659,125

Cost of revenues	54,056,323	37,350,752

Gross profit	5,986,262	5,308,373

Selling and administrative expenses	5,316,138	3,632,595
Income from operations	670,124	1,675,778

Other income (expense)
Interest income	72	576
Other nonoperating expense	(80,663)	(153,428)
Interest expense	(474,284)	(197,559)
(Loss) gain on sale of equipment	(31,343)	339,896
	(586,218)	(10,515)

Income before income taxes	83,906	1,665,263

Income tax (benefit) expense	(79,612)	494,283

Net income	163,518	1,170,980

Weighted average shares outstanding-basic	16,667,185	16,247,898

Weighted average shares-diluted	16,667,185	16,247,898

Earnings per share-basic	$0.01	$0.07

Earnings per share-diluted	$0.01	$0.07

Results of Operations for the Three Months Ended December 31, 2022, Compared to the Three Months Ended December 31, 2021

Revenues. A table comparing the Company’s revenues for the three months ended December 31, 2022, compared to the three months ended December 31, 2021, is below:

	Three Months Ended		Three Months Ended
	December 31, 2022	% of total	December 31, 2021	% of total	Change	% Change
Gas & Water Distribution	$12,487,845	20.8%	$11,962,034	28.0%	525,811	4.4%
Gas & Petroleum Transmission	16,840,150	28.0%	11,238,517	26.3%	5,601,633	49.8%
Electrical, Mechanical, and General	30,714,590	51.2%	19,458,574	45.6%	11,256,016	57.8%
Total	$60,042,585	100.0%	$42,659,125	100.0%	17,383,460	40.7%

Total revenues increased by $17.4 million to $60.0 million for the three months ended December 31, 2022, as compared to $42.7 million for the three months ended December 31, 2021. The increase was a result of increased work in all categories of business.

Gas & Water Distribution revenues totaled $12.5 million for the three months ended December 31, 2022, a $526,000 increase from $12.0 million for the three months ended December 31, 2021.  The revenue increase was primarily related to paving services performed on water projects, partially offset by reduced customer spending on certain blanket contracts.

Gas & Petroleum Transmission revenues totaled $16.8 million for the three months ended December 31, 2022, a $5.6 million increase from $11.2 million for the three months ended December 31, 2021. The revenue increase was primarily related to transmission work that was awarded during the fiscal year ended September 30, 2022 and completed during the first quarter of fiscal year 2023.

Electrical, Mechanical, & General construction services revenues totaled $30.7 million for the three months ended December 31, 2022, an $11.3 million increase from $19.5 million for the three months ended December 31, 2021. The revenue increase was primarily related to an increase in mechanical and electrical services performed during the three months ended December 31, 2022, as compared to the same period in the prior year.

Cost of Revenues. A table comparing the Company’s costs of revenues for the three months ended December 31, 2022, compared to the three months ended December 31, 2021, is below:

	Three Months Ended		Three Months Ended
	December 31, 2022	% of total	December 31, 2021	% of total	Change	% Change
Gas & Water Distribution	$10,672,273	19.7%	$9,339,545	25.0%	1,332,728	14.3%
Gas & Petroleum Transmission	14,026,448	25.9%	9,734,489	26.1%	4,291,959	44.1%
Electrical, Mechanical, and General	29,061,294	53.8%	18,106,724	48.5%	10,954,570	60.5%
Unallocated Shop Expenses	296,308	0.5%	169,994	0.5%	126,314	74.3%
Total	$54,056,323	100.0%	$37,350,752	100.0%	16,705,571	44.7%

Total cost of revenues increased by $16.7 million to $54.0 million for the three months ended December 31, 2022, as compared to $37.4 million for the three months ended December 31, 2021. The cost of revenues increase was a result of increased work in all categories of business.

Gas & Water Distribution cost of revenues totaled $10.7 million for the three months ended December 31, 2022, a $1.3 million increase from $9.3 million for the three months ended December 31, 2021. The cost of revenue increase was primarily related to paving services performed on water projects, partially offset by reduced customer spending on certain blanket contracts.

Gas & Petroleum Transmission cost of revenues totaled $14.0 million for the three months ended December 31, 2022, a $4.3 million increase from $9.7 million for the three months ended December 31, 2021. The cost of revenue increase was primarily related to transmission work that was awarded during the fiscal year ended September 30, 2022 and completed during the first quarter of fiscal year 2023.

Electrical, Mechanical, & General construction services cost of revenues totaled $29.0 million for the three months ended December 31, 2022, a $10.9 million increase from $18.1 million for the three months ended December 31, 2021. The cost of revenue increase was primarily related to an increase in mechanical and electrical services performed during the three months ended December 31, 2022, as compared to the same period in the prior year.

Unallocated shop expenses totaled $296,000 for the three months ended December 31, 2022, a $126,000 increase from $170,000 for the three months ended December 31, 2021. The increase in unallocated shop expenses was due to decreased internal equipment charges to projects for the three months ended December 31, 2022, as compared to the same period in the prior year.

Gross Profit. A table comparing the Company's gross profit for the three months ended December 31, 2022, compared to the three months ended December 31, 2021, is below:

	Three Months Ended		Three Months Ended
	December 31, 2022	% of total	December 31, 2021	% of total	Change	% Change
Gas & Water Distribution	$1,815,572	30.3%	$2,622,489	49.4%	(806,917)	(30.8)%
Gas & Petroleum Transmission	2,813,702	47.0%	1,504,028	28.3%	1,309,674	87.1%
Electrical, Mechanical, and General	1,653,296	27.6%	1,351,850	25.5%	301,446	22.3%
Unallocated Shop Expenses	(296,308)	(4.9)%	(169,994)	(3.2)%	(126,314)	74.3%
Total	$5,986,262	100.0%	$5,308,373	100.0%	677,889	12.8%

Gross profit percentage	10.0%		12.4%

Total gross profit increased by $678,000 to $6.0 million for the three months ended December 31, 2022, as compared to $5.3 million for the three months ended December 31, 2021.

Gas & Water Distribution gross profit totaled $1.8 million for the three months ended December 31, 2022, a $807,000 decrease from $2.6 million for the three months ended December 31, 2021. The gross profit decrease was primarily related to less profitable water projects performed during the three months ended December 31, 2022 as compared to the same period in the prior year.

Gas & Petroleum Transmission gross profit totaled $2.8 million for the three months ended December 31, 2022, a $1.3 million increase from $1.5 million for the three months ended December 31, 2021. The gross profit increase was primarily related to transmission work that was awarded during the fiscal year ended September 30, 2022 and completed during the first quarter of fiscal year 2023.

Electrical, Mechanical, & General construction services gross profit totaled $1.7 million for the three months ended December 31, 2022, a $301,000 increase from $1.4 million for the three months ended December 31, 2021. The increase was primarily related to an increase in gross profit generated by mechanical and electrical services performed during the three months ended December 31, 2022, as compared to the same period in the prior year.

Selling and administrative expenses. Total selling and administrative expenses increased by $1.7 million to $5.3 million for the three months ended December 31, 2022, as compared to $3.6 million for the same period in the prior year.  Selling and administrative expense for operations acquired after December 31, 2021 totaled $915,000 for the three months ended December 31, 2022. The remaining increase primarily related to additional personnel hired to secure and manage work for expected growth in fiscal year 2023.

Other nonoperating (expense) income. Other nonoperating expense totaled $81,000 for the three months ended December 31, 2022, a decrease of $72,000 from $153,000 for the same period in the prior year.

Interest expense. Interest expense totaled $474,000 for the three months ended December 31, 2022, an increase of $276,000 from $198,000 for the same period in the prior year. The increase in interest expense was primarily due to the financing of the recent acquisitions, an increase in line of credit borrowings due to increased work, and an increase in interest rates.

(Loss) Gain on sale of equipment. Loss on sale of equipment totaled ($31,000) for the three months ended December 31, 2022, a decrease of $371,000 from a gain on sale of equipment of $340,000 for the same period in the prior year. The Company sold certain underutilized or non-working pieces of equipment at auction during the three months ended December 31, 2021, with no comparable sale occuring during the three months ended December 31, 2022.

Net income. Income before income taxes was $84,000 for the three months ended December 31, 2022, compared to $1.7 million for the same period in the prior year. The decrease was primarily related to the items mentioned above.

Income tax benefit for the three months ended December 31, 2022, was $80,000 compared to income tax expense of $494,000 for the same period in the prior year. The decrease in income tax expense was due to the decrease in taxable income for the three months ended December 31, 2022 as compared to the prior period.

Net income for the three months ended December 31, 2022, was $164,000, as compared to $1.2 million for the same period in the prior year.

Comparison of Financial Condition at December 31, 2022, and September 30, 2022

The Company had total assets of $107.9 million at December 31, 2022, a decrease of $4.7 million from the prior fiscal year end balance of $112.6 million.

Accounts receivable, net of allowance for doubtful accounts, totaled $35.3 million at December 31, 2022, a decrease of $3.2 million from the prior fiscal year end balance of $38.5 million.  The decrease was primarily due to the timing of cash collections and project invoicing since September 30, 2022.

Contract assets totaled $14.4 million at December 31, 2022, a decrease of $1.7 million from the prior fiscal year end balance of $16.1 million.  The decrease was due to a difference in the timing of project billings at December 31, 2022, compared to September 30, 2022.

Prepaid expenses and other totaled $3.2 million at December 31, 2022, a decrease of $775,000 from the prior fiscal year end balance of $3.9 million. The decrease was primarily due to expensing prepaid insurance during the three months ended December 31, 2022.

Intangible assets, net totaled $3.7 million at December 31, 2022, a decrease of $133,000 from the prior fiscal year end balance of $3.9 million. The decrease was due to the amortization of intangible assets during the three months ended December 31, 2022.

Right-of-use assets totaled $1.5 million at December 31, 2022, a decrease of $133,000 from the prior fiscal year end balance of $1.6 million. The decrease was primarily due to the amortization of operating leases during the three months ended December 31, 2022.

The Company had property, plant and equipment of $33.2 million at December 31, 2022, an increase of $551,000 from the prior fiscal year end balance of $32.7 million. The increase was due to $2.3 million in asset additions, partially offset by $1.7 million in depreciation and net equipment disposals of $124,000.

Retainage receivable totaled $5.0 million at December 31, 2022, an increase of $546,000 from the prior fiscal year end balance of $4.4 million.  The increase was primarily due to more current year projects that require retainages to be withheld.

Cash and cash equivalents totaled $7.5 million at December 31, 2022, an increase of $103,000 from the prior fiscal year end balance of $7.4 million.  The increase was primarily due to $3.1 million in proceeds from long-term debt and a net $1.6 million provided from operating activities, partially offset by a net $2.3 million investment in equipment, and $2.3 million in net short-term and long-term debt repayments.

Goodwill totaled $4.1 million at December 31, 2022, and September 30, 2022.

The Company had total liabilities of $69.4 million at December 31, 2022, a decrease of $4.9 million from the prior fiscal year end balance of $74.3 million.

Accounts payable totaled $15.0 million at December 31, 2022, a decrease of $5.3 million from the prior fiscal year end balance of $20.3 million. The decrease was due to the timing of accounts payable payments as compared to September 30, 2022.

Accrued expenses and other current liabilities totaled $8.8 million at December 31, 2022, a decrease of $2.5 million from the prior fiscal year end balance of $11.3 million. The decrease was due to the timing of accrued expense payments, as compared to September 30, 2022.

Lines of credit and short-term borrowings totaled $12.5 million at December 31, 2022, a decrease of $580,000 from the prior fiscal year end balance of $13.1 million. The decrease was due to the repayment of insurance premiums financed.

Current and long-term operating lease liabilities totaled $1.5 million at December 31, 2022, a decrease of $133,000 from the prior fiscal year end balance of $1.6 million. The decrease was due to payments made during the three months ended December 31, 2022.

Deferred tax liabilities totaled $4.0 million at December 31, 2022, a decrease of $422,000 from the prior fiscal year end balance of $4.5 million. The decrease was primarily related to the reduction of the net operating loss carry forward during the three months ended December 31, 2022.

Long-term debt totaled $19.0 million at December 31, 2022, an increase of $1.5 million from the prior fiscal year end balance of $17.6 million. The increase in long-term debt was primarily due to $3.2 million in new debt agreements, partially offset by $1.7 million in debt repayments. The new long-term debt primarily related to the financing of the equipment obtained in the Ryan Construction acquisition, which was a cash transaction at the time of the acquisition.

Contract liabilities totaled $8.6 million at December 31, 2022, an increase of $2.6 million from the prior fiscal year end balance of $6.0 million. The increase was due to a difference in the timing of project billings at December 31, 2022, as compared to September 30, 2022.

Shareholders’ equity was $38.5 million at December 31, 2022, an increase of $164,000 from the prior fiscal year end balance of $38.3 million.  The increase was due to net income of $164,000 for the three months ended December 31, 2022.

Liquidity and Capital Resources

Operating Line of Credit and Short-Term Borrowings

On July 13, 2022, the Company received a one-year extension on its $15.0 million operating line of credit effective June 28, 2022. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%. The interest rate at December 31, 2022, was 7.5%. The interest rate at September 30, 2022, was 5.5%.

The line of credit has a $12.5 million component and a $2.5 million component with additional borrowing requirements. Based on the borrowing base calculation, the Company borrowed all $12.5 million available on the line of credit as of December 31, 2022 and September 30, 2022. The Company did not meet the requirements to borrow any from the $2.5 million component.

On January 19, 2023, the Company received an amendment to the agreement which increased the line of credit to $30.0 million. The maturity date remains June 28, 2023, with a variable interest rate equal to the “Wall Street Journal” Prime Rate with a floor of 4.5%.

The modified financial covenants for the quarter ended December 31, 2022, and all subsequent quarters, are below:

●	Minimum tangible net worth of $28.0 million,
●	Minimum traditional debt service coverage of 1.50x on a rolling twelve- month basis,
●	Minimum current ratio of 1.20x,
●	Maximum debt to tangible net worth ratio (“TNW”) of 2.75x,
●	Each ratio and covenant shall be determined, tested, and measured as of each calendar quarter beginning December 31, 2022,
●	Borrower shall maintain a ratio of Maximum Senior Funded Debt (“SFD”) to Earnings before Interest, Taxes, Depreciation and Amortization (“EBDITA”) equal to or less than 3.5:1. SFD shall mean any funded debt or lease of Borrower, other than subordinated debt. The covenant shall be tested quarterly, as of the end of each fiscal quarter, with EBITDA based on the preceding four quarters.

The Company was compliance with all covenants at December 31, 2022, and the Company projects to meet all covenant requirements for the next twelve months.

The Company also finances insurance policy premiums on a short-term basis through a financing company. These insurance policies include workers’ compensation, general liability, automobile, umbrella, and equipment policies. The Company makes a down payment in January and finances the remaining premium amount over eleven monthly payments. At December 31, 2022 and September 30, 2022, respectively, the remaining balance of the insurance premiums was $0 and $580,000.

Long-Term Debt

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with a bank to purchase the office building and property it had previously been leasing for $6,300 monthly. The interest rate on this loan agreement is 4.82% with monthly payments of $7,800. The interest rate on this note is subject to change from time to time based on changes in the U.S. Treasury yield, adjusted to a constant maturity of three years as published by the Federal Reserve weekly. As of December 31, 2022, the Company had made principal payments of $346,000. The loan is collateralized by the building purchased under this agreement. The note is currently held by Peoples Bank, Inc., formerly First Bank of Charleston, Inc. (West Virginia).

On November 13, 2015, the Company entered into a 10-year $1.1 million loan agreement with United Bank to purchase the fabrication shop and property Nitro had previously been leasing for $12,900 each month. The variable interest rate on the loan agreement is 8.75% at December 31, 2022 with monthly payments of $12,464. As of December 31, 2022, the Company had made principal payments of $746,000. The loan is collateralized by the building and property purchased under this agreement.

On December 31, 2020, West Virginia Pipeline Acquisition Company, later renamed West Virginia Pipeline, Inc., entered into a $3.0 million sellers’ note agreement with David and Daniel Bolton for the remaining purchase price of West Virginia Pipeline, Inc. For the purchase price allocation, the $3.0 million note had a fair value of $2.85 million. As part of the $6.35 million acquisition price, the Company paid $3.5 million in cash in addition to the note. The unsecured five-year term note requires annual payments of at least $500,000 with a fixed interest rate of 3.25% on the $3.0 million sellers’ note, which equates to 5.35% on the carrying value of the note. As of December 31, 2022, the Company had made annual installment payments of $1,250,000, interest payments of $172,000 and expensed $38,000 in accreted interest.

On January 4, 2021, the Company entered into a $3.0 million Non-Revolving Note agreement with United Bank. This five-year agreement gave the Company access to a $3.0 million line of credit (“Equipment Line of Credit 2021”), specifically for the purchase of equipment, for a period of twelve months with a variable interest rate initially established at 4.25% as based on the Prime Rate as published by The Wall Street Journal. After twelve months, all borrowings against the Equipment Line of Credit 2021 were converted to a four-year term note agreement with a variable interest rate initially established at 4.25%. The loan is collateralized by the equipment purchased under this agreement. As of December 31, 2022, the Company borrowed $3.0 million against this line of credit with monthly payments of $68,150 that started in February 2022. The interest rate at December 31, 2022 was 8.75%. The Company has made principal payments of $609,000 on this note as of December 31, 2022.

On April 2, 2021, the Company entered into a $3.5 million Non-Revolving Note agreement with United Bank. This five-year agreement repaid the outstanding $3.5 million line of credit that was used for the down payment on the West Virginia Pipeline acquisition. This loan has monthly installment payments of $64,853 and has a fixed interest rate of 4.25%. The loan is collateralized by the Company’s equipment and receivables. As of December 31, 2022, the Company had made principal payments of $1.1 million.

On April 29, 2022, the Company entered into a $7.5 million Non-Revolving Note agreement with United Bank. This five-year agreement was used to finance the purchase of Tri-State Paving and has monthly payments of $129,910 with a fixed interest rate of 4.25%. The Company has made principal payments of $834,000 on this note as of December 31, 2022.

On October 10, 2022, the Company entered into a $3.1 million promissory note agreement with United Bank. This five-year agreement financed the previous cash value of equipment purchased in the Ryan Construction acquisition. This loan has monthly installment payments of $59,932 and has a fixed interest rate of 6.0%. The loan is collateralized by the Company’s equipment and receivables. As of December 31, 2022, the Company had made principal payments of $89,000.

On April 29, 2022, the Company entered into a $1.0 million promissory note agreement with Corns Enterprises, a related party, as partial consideration for the purchase of Tri-State Paving. This four-year agreement requires $250,000 principal installment payments on or before the end of each twelve (12) full calendar month period beginning April 29, 2022. Interest payments due shall be calculated on the principal balance remaining and shall be at the stated rate of 3.5% per year. The Company recorded $11,000 in accreted interest and has not made any principal payments on this note as of December 31, 2022.

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

Operating Leases

The Company leases office space for SQP for $1,500 per month. The lease, signed on March 25, 2021, is for a period of two years with five one-year renewals available immediately following the end of the base term. Rental terms for the option periods shall be negotiated and agreed mutually between the parties and shall not exceed five percent increases to rent, if any.

The Company has two lease agreements for construction equipment with a combined amount of $160,000. The leases have a term of twenty-two months with a stated interest rate of 0%, combined monthly installment payments of $6,645 and are cancellable at any time without penalty. The Company has the right to purchase the equipment at the expiration of the leases by applying the two-month deposit paid. The related assets and finance lease obligations associated with these lease agreements are included in the consolidated balance sheets within property, plant and equipment and long-term debt.

The Company has two right-of-use operating leases acquired on April 29, 2022, as part of the Tri-State Paving, LLC transaction. The first operating lease, for the Hurricane, WV facility, had a net present value of $236,000 at April 29, 2022, and a carrying value of $186,000 at December 31, 2022. The second operating lease, for the Chattanooga, Tennessee facility, had a net present value of $144,000 at April 29, 2022, and a carrying value of $103,000 at December 31, 2022. The 4.5% interest rate on the operating leases is based on the Company’s incremental borrowing rate at inception.

The Company has a right-of-use operating lease with Enterprise Fleet Management, Inc. acquired on August 11, 2022, as part of the Ryan Environmental acquisition. This lease agreement was initially for 31 vehicles to be used for Ryan Construction; however, the Company plans to add vehicles as it finds necessary. This lease had a net present value of $1.2 million at inception, and carrying value of $1.1 million at December 31, 2022. The 4.5% interest rate on the operating lease is based on the Company’s incremental borrowing rate at inception.

The Company has a right-of-use operating lease with RICA Developers, LLC acquired on August 12, 2022, as part of the Ryan Environmental acquisition. This lease, for the Bridgeport, WV facility, had a net present value of $140,000 at inception and a carrying value of $83,000 at December 31, 2022. The 4.5% interest rate on the operating lease is based on the Company’s incremental borrowing rate at inception.

Off-Balance Sheet Arrangements

Due to the nature of our industry, we often enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets.  Though for the most part not material in nature, some of these are:

Rental Agreements

The Company rents equipment for use on construction projects with rental agreements being week to week or month to month. Rental expense can vary by reporting period due to equipment requirements on construction projects and the availability of Company owned equipment. Rental expense, which is included in cost of goods sold on the consolidated statements of income, was $2.7 million and $1.9 million for the three months ended December 31, 2022, and 2021, respectively.

Letters of Credit

Certain customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors and vendors on various customer projects.  At December 31, 2022, the Company did not have any letters of credit outstanding.

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

Currently, the Company has an agreement with a surety company to provide bonding which will suit the Company’s immediate needs. The ability to obtain bonding for future contracts is an important factor in the contracting industry with respect to the type and value of contracts that can be bid. Depending upon the size and conditions of a particular contract, the Company may be required to post letters of credit or other collateral in favor of the insurer. Posting of these letters or other collateral will reduce our borrowing capabilities. The Company does not anticipate any claims in the foreseeable future. At December 31, 2022, the Company had $79.0 million in performance bonds outstanding.

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

Please see the tables below for customers that represent 10.0% or more of the Company’s revenue or accounts receivable, net of retention for the three months ended December 31, 2022, and 2021:

	Three Months Ended
Revenue	December 31, 2022	December 31, 2021
NiSource	14.0%	*
TransCanada Corporation	13.6%	17.6%
All other	72.4%	82.4%
Total	100.0%	100.0%

* Less than 10.0% and included in “All other” if applicable

	at	at
Accounts receivable, net of retention	December 31, 2022	December 31, 2021
NiSource	19.5%	*
WV American Water	* %	11.0%
Kentucky American Water	* %	10.9%
All other	80.5%	78.1%
Total	100.0%	100.0%

* Less than 10.0% and included in “All other” if applicable

Litigation

In February 2018, the Company filed a lawsuit against a former customer (“Defendant”) in the United States District Court for the Western District of Pennsylvania. The lawsuit is related to a dispute over work performed on a pipeline construction project. On November 21, 2022, a Judgment Order was issued, and the Company was awarded $13.1 million, of which $5.8 million was the jury award, $1.6 million was for attorney’s fees, and $5.7 million was for penalties and interest. The amounts awarded by the Judgment Order have not been recognized in the Company’s consolidated financial statements as of December 31, 2022. The Company’s attorney’s fees have been expensed as incurred. On December 16, 2022, the Defendant filed a notice of appeal with the court.

On November 12, 2021, the Company received a withdrawal liability claim from a pension plan to which the Company made pension contributions for union construction employees performing covered work in a particular jurisdiction. The Company has not performed covered work in their jurisdiction since 2011; however, the Company disagrees with the withdrawal claim and believes it is covered by an exemption under federal law. The demand called for thirty-four quarterly installment payments of $41,000 starting December 15, 2021. The Company must comply with the demand under federal pension law; however, the Company firmly believes no withdrawal liability exists. The Company is in negotiations with the pension fund to resolve the matter and all future payments have been suspended as part of the negotiation. The Company has expensed all $164,000 in payments made through December 31, 2022 and does not expect any future liabilities related to this claim.

Other than described above, at December 31, 2022, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At December 31, 2022, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 each month. The interest rate on the loan agreement is 4.82% with monthly payments of $7,800. As of December 31, 2022, the Company had paid approximately $346,000 in principal and approximately $404,000 in interest since the beginning of the loan. Mr. Douglas Reynolds, President of Energy Services, was a director and secretary of First Bank of Charleston. Mr. Samuel Kapourales, a director of Energy Services, was also a director of First Bank of Charleston. On October 15, 2018, First Bank of Charleston was merged into Premier Bank, Inc., a wholly owned subsidiary of Premier Financial Bancorp, Inc. Mr. Marshall Reynolds, Chairman of the Board of Energy Services, held the same position with Premier Financial Bancorp, Inc. Mr. Douglas Reynolds is the president and a director of Energy Services and was a director of Premier Financial Bancorp, Inc. On September 17, 2021, Peoples Bancorp, Inc., parent company of Peoples Bank, completed an acquisition of Premier Financial Bancorp, Inc. and its wholly owned subsidiaries, Premier Bank and Citizens Deposit Bank & Trust. On October 26, 2021, Mr. Douglas Reynolds was elected a director of Peoples Bancorp, Inc., and its subsidiary Peoples Bank.

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

Subsequent to the April 29, 2022 acquisition of Tri-State Paving, the Company entered into an operating lease for facilities in Hurricane, West Virginia with Corns Enterprises. This thirty-six-month lease is treated as a right to use asset and has payments of $7,000 per month. The total net present value at inception was $236,000 with a carrying value of $186,000 at December 31, 2022.

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

Other than mentioned above, there were no new material related party transactions entered into during the three months December 31, 2022.

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

Inflation

Most significant project materials, such as pipe or electrical wire, are provided by the Company’s customers. When possible, the Company attempts to lock in pricing with vendors and include qualifications regarding material costs increases in bids. Where allowed by contract, the Company will address fuel cost increases with customers. Significant inflation or supply chain issues could cause customers to delay or cancel planned projects; however, inflation did not have a significant effect on our results for the three months ended December 31, 2022 and 2021.

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

The following table presents our costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings at December 31, 2022 and September 30, 2022:

	December 31, 2022	September 30, 2022
Costs incurred on contracts in progress	$110,656,030	$192,957,145
Estimated earnings, net of estimated losses	16,806,651	28,150,060
	127,462,681	221,107,205
Less billings to date	121,676,883	211,025,190
	$5,785,798	$10,082,015

Costs and estimated earnings in excess of billed on uncompleted contracts	$14,397,681	$16,109,593

Less billings in excess of costs and estimated earnings on uncompleted contracts	8,611,883	6,027,578

	$5,785,798	$10,082,015

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

Materially incorrect estimates of bad debt reserves could result in an unexpected loss in profitability for the Company. Additionally, frequently changing reserves could be an indication of risky or unreliable customers. At December 31, 2022, the management review deemed that the allowance for doubtful accounts was adequate.

Please see the allowance for doubtful accounts table below:

	December 31, 2022	September 30, 2022

Balance at beginning of year	$70,310	$70,310
Charged to expense	—	—
Deductions for uncollectible receivables written off, net of recoveries	(14,772)	—
Balance at end of year	$55,538	$70,310

Impairment of goodwill and intangible assets

The Company follows the guidance of ASC Topic 350, Intangibles-Goodwill and Other, which requires a company to record an impairment charge based on the excess of a reporting unit’s carrying amount of goodwill over its fair value. Under the current guidance, companies can first choose to assess any impairment based on qualitative factors (Step 0). If a company fails this test or decides to bypass this step, it must proceed with a quantitative assessment of goodwill impairment. The Company did not have a goodwill impairment at December 31, 2022 or September 30, 2022.

Materially incorrect estimates could cause an impairment to goodwill or intangible assets and result in a loss in profitability for the Company.

A table of the Company’s intangible assets subject to amortization is below:

					Amortization and
			Accumulated	Accumulated	Impairment Nine
	Remaining Life at		Amortization and	Amortization and	Months Ended	Net Book
	December 31,		Impairment at	Impairment at	December 31,	Value at
Intangible assets:	2022	Original Cost	December 31, 2022	September 30, 2022	2022	December 31, 2022

West Virginia Pipeline:
Customer Relationships	96 months	$2,209,724	$441,935	$386,693	$55,242	$1,767,789
Tradename	96 months	263,584	52,731	46,136	6,595	210,853
Non-competes	0 months	83,203	83,203	72,806	10,397	—

Revolt Energy:
Employment agreement/non-compete	16 months	100,000	81,946	77,779	4,167	18,054

Tri-State Paving:
Customer Relationships	112 months	1,649,159	$108,061	66,781	$41,280	1,541,098
Tradename	112 months	203,213	13,450	8,368	5,082	189,763
Non-competes	4 months	39,960	26,607	16,590	10,017	13,353

Total intangible assets		$4,548,843	$807,933	$675,153	$132,780	$3,740,910

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

The Company’s depreciation expense for the three months ended December 31, 2022 and 2021 was $1.8 million and $1.3 million, respectively. In general, depreciation is included in “cost of revenues” on the Company’s consolidated statements of income.

The Company’s intangible amortization expense for the three months ended December 31, 2022 and 2021 was $133,000 and $119,000, respectively. In general, amortization is included in “selling and administrative expenses” on the Company’s consolidated statements of income.

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

Permanent income tax differences result in an increase or decrease to taxable income and impact the Company’s effective tax rates, which were (94.9%) and 29.7% for the three months ended December 31, 2022 and 2021, respectively. Our tax rate is affected by recurring items, such as non-deductible expenses, which we expect to be fairly consistent in the near term.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, which will result in taxable or deductible amounts in the future. At December 31, 2022, the Company had a net deferred income tax liability of $4.0 million as compared to $4.5 million at September 30, 2022. The Company’s deferred income tax liabilities at December 31, 2022 totaled $7.7 million and primarily related to depreciation on property and equipment. The Company’s deferred income tax assets at December 31, 2022, totaled $3.7 million and primarily related to a NOL carryforward. The Company believes that it is more likely than not that all NOL carryforwards will be realized.

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

Subsequent Events

On January 18, 2023, the Company’s Board of Directors approved a special cash dividend of $0.05 per common share payable on February 15, 2023 to shareholders of record as of January 31, 2023.

On January 19, 2023, the Company received an amendment to increase its line of credit from $15.0 million to $30.0 million.  The maturity date remains June 28, 2023, with a variable interest rate equal to the “Wall Street Journal” Prime Rate with a floor of 4.5%.

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

The Company is seeing a significant increase in bid opportunities for natural gas transmission and distribution projects along with electrical, mechanical, and general construction projects.  The Company’s backlog at December 31, 2022, was $206.9 million, as compared to $101.6 million and $142.3 million at December 31, 2021, and September 30, 2022, respectively.  While adding additional projects appears likely, no assurances can be given that the Company will be successful in bidding on projects that become available.  Moreover, even if the Company obtains contracts, there can be no guarantee that the projects will go forward.

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

There has been no change in Energy Services of America Corporation’s internal control over financial reporting during Energy Services of America Corporation’s first quarter of fiscal year 2023 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

In February 2018, the Company filed a lawsuit against a former customer (“Defendant”) in the United States District Court for the Western District of Pennsylvania. The lawsuit is related to a dispute over work performed on a pipeline construction project. On November 21, 2022, a Judgment Order was issued, and the Company was awarded $13.1 million, of which $5.8 million was the jury award, $1.6 million was for attorney’s fees, and $5.7 million was for penalties and interest. The amounts awarded by the Judgment Order have not been recognized in the Company’s consolidated financial statements as of December 31, 2022. The Company’s attorney’s fees have been expensed as incurred. On December 16, 2022, the Defendant filed a notice of appeal with the court.

On November 12, 2021, the Company received a withdrawal liability claim from a pension plan to which the Company made pension contributions for union construction employees performing covered work in a particular jurisdiction. The Company has not performed covered work in their jurisdiction since 2011; however, the Company disagrees with the withdrawal claim and believes it is covered by an exemption under federal law. The demand called for thirty-four quarterly installment payments of $41,000 starting December 15, 2021. The Company must comply with the demand under federal pension law; however, the Company firmly believes no withdrawal liability exists. The Company is in negotiations with the pension fund to resolve the matter and all future payments have been suspended as part of the negotiation. The Company has expensed all $164,000 in payments made through December 31, 2022 and does not expect any future liabilities related to this claim.

Other than described above, at December 31, 2022, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At December 31, 2022, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. Risk Factors

Please see the information disclosed in the “Risk Factors” section of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on December 22, 2022. There have been no material changes to the risk factors since the filing of the Annual Report on Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There have been no unregistered sales of equity securities during the period covered by the report.
(b)	None.
(c)	On July 6, 2022, the Company announced a share repurchase program (“Program”), pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate repurchase not to exceed 1,000,000 shares, which is approximately 6.0% of its outstanding common stock. The Program has no expiration date. There were no repurchases of Energy Services of America Corporation’s shares of its common stock during the three months ended December 31, 2022.

ITEM 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY SERVICES OF AMERICA CORPORATION

Date: February 13, 2023	By:	/s/ Douglas V. Reynolds
Douglas V. Reynolds
Chief Executive Officer

Date: February 13, 2023	By:	/s/ Charles P. Crimmel
Charles P. Crimmel
Chief Financial Officer