Form 10-K/A
period 2022-09-30
Energy Services of America CORP
filed 2023-05-31
CIK 1357971

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

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference its definitive Proxy Statement with respect to its 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into (Part III) of this Amendment No. 1 to the Annual Report on Form 10-K/A.

EXPLANATORY NOTE

Energy Services of America Corporation (“Energy Services” or the “Company”) is filing this Amendment No. 1 to the Annual Report on Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended September 30, 2022, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 22, 2022 (the “Original Report”). In filing this amendment, the Company is restating its previously issued audited financial statements for the fiscal years ended September 30, 2022 and 2021 to account for misstatements related to accounting for loans under the Paycheck Protection Program (“PPP”). Those previously issued financial statements should no longer be relied upon. Except as described below, all other information in, and the exhibits to, the Original Report remain unchanged. This Amendment speaks as of the date of the Original Report and the Company has not updated the Original Report to reflect events occurring subsequent to the date of the Original Report. All information contained in this Amendment is subject to updating and supplementing as provided in our reports filed with the SEC subsequent to the date of the Original Report. Accordingly, this Amendment should be read in conjunction with our filings made with the SEC subsequent to the Original Report.

Background and Effects of the Restatement

On May 12, 2023, the audit committee of the Board of Directors of Energy Services, after considering the recommendation of management, concluded: that (a) the Company’s previously issued audited consolidated financial statements for the fiscal years ended September 30, 2022 and 2021, and the related reports of its independent registered public accounting firm, Baker Tilly US, LLP (“Baker Tilly”), included in the Company’s annual reports on Form 10-K for the fiscal years ended September 30, 2022 and 2021, and (b) the Company’s unaudited consolidated financial statements for the periods ended June 30, 2021, December 31, 2021, March 31, 2022, June 30, 2022 and December 31, 2022 as reported in the Company’s quarterly reports on Form 10-Q for those periods (together, the “Reports”) should no longer be relied upon and have been restated.

Due to the economic uncertainties created by COVID-19 and limited operating funds available, the Company applied for loans under the PPP. On April 15, 2020, the Company and its subsidiaries, C.J. Hughes Construction Company, Inc., Contractors Rental Corporation and Nitro Construction Services, Inc., entered into separate PPP notes effective April 7, 2020, with United Bank as the lender (“Lender”) in an aggregate principal amount of $13.1 million pursuant to the PPP (collectively, the “PPP Loans”). In a special meeting held on April 27, 2020, the Board of Directors of the Company unanimously voted to return $3.3 million of the PPP Loans after discussing the financing needs of the Company and subsidiaries. That left the Company and subsidiaries with $9.8 million in PPP Loans to fund operations. During fiscal year 2021, the Company received notice that The Small Business Administration (“SBA”) had granted forgiveness of the $9.8 million of PPP Loans and the SBA repaid the Lender in full. The forgiveness was recorded as other income for the fiscal year ended September 30, 2021.

During April 2023, management received notification from the SBA that one of the Company’s forgiveness applications related to the PPP Loans was under review. As part of the review, the SBA requested additional payroll information. Additionally, the SBA requested information regarding the ability of the Company’s affiliates to meet SBA size standards and/or PPP corporate maximum limits.  The requested information was subsequently provided to the SBA through the Lender. The Company recognizes that there is a possibility that the SBA could reverse its previous determination on the forgiveness of the PPP Loans. As a result of this uncertainty, the Company restated the previously issued financial statements of the Company that were included in the Reports.

The Company has identified the misstatements described below, and this Amendment restates the previously issued financial statements of the Company and certain other related disclosures that were included in the Original Report. The Company has recorded a short-term borrowing due to the SBA inquiry for the full $9.8 million, plus accrued interest for all periods presented.

Tables for the income statement impact “As previously reported” and “restated” for Payroll Protection Program loan forgiveness and interest expense for each period between June 30, 2021 and September 30, 2022 are below:

	Three Months Ended June 30, 2021				Nine Months Ended June 30, 2021
	As Previously				As Previously
	Reported	Restated	Change		Reported	Restated	Change
Interest expense	$136,995	$161,866	$24,871	Interest expense	$356,505	$477,034	$120,529
Net income (loss)	9,313,240	(646,389)	(9,959,629)	Net income (loss)	7,354,107	(2,605,522)	(9,959,629)

	Three Months Ended September 30, 2021				Fiscal Year Ended September 30, 2021
	As Previously				As Previously
	Reported	Restated	Change		Reported	Restated	Change
Interest expense	$200,815	$225,959	$25,144	Interest expense	$557,320	$702,993	$145,673
Net income	1,743,148	1,718,004	(25,144)	Net income (loss)	9,097,255	(887,518)	(9,984,773)

	Three Months Ended December 31, 2021
	As Previously
	Reported	Restated	Change
Interest expense	$197,559	$222,703	$25,144
Net income	1,170,980	1,145,836	(25,144)

	Three Months Ended March 31, 2022				Six Months Ended March 31, 2022
	As Previously				As Previously
	Reported	Restated	Change		Reported	Restated	Change
Interest expense	$144,932	$169,530	$24,598	Interest expense	$342,491	$392,233	$49,742
Net loss	(585,803)	(610,401)	(24,598)	Net income	585,177	535,435	(49,742)

	Three Months Ended June 30, 2022				Nine Months Ended June 30, 2022
	As Previously				As Previously
	Reported	Restated	Change		Reported	Restated	Change
Interest expense	$206,394	$231,265	$24,871	Interest expense	$548,885	$623,498	$74,613
Net income	1,622,114	1,597,243	(24,871)	Net income	2,207,291	2,132,678	(74,613)

	Three Months Ended September 30, 2022				Fiscal Year Ended September 30, 2022
	As Previously				As Previously
	Reported	Restated	Change		Reported	Restated	Change
Interest expense	$339,046	$364,191	$25,145	Interest expense	$887,931	$987,689	$99,758
Net income	1,642,782	1,617,637	(25,145)	Net income	3,850,073	3,750,315	(99,758)

Tables for the balance sheet impact “As previously reported” and “restated” for lines of credit and short-term borrowings for each period between June 30, 2021 and September 30, 2022 are below:

	June 30, 2021
	As Reported	Restated	Change
Lines of credit and short-term borrowings	$2,345,385	$12,305,014	$9,959,629
Shareholders' equity	32,946,386	22,986,757	(9,959,629)

	September 30, 2021
	As Previously
	Reported	Restated	Change
Lines of credit and short-term borrowings	$5,040,250	$15,025,023	$9,984,773
Shareholders' equity	34,637,046	24,652,273	(9,984,773)

	December 31, 2021
	As Previously
	Reported	Restated	Change
Lines of credit and short-term borrowings	$4,500,000	$14,509,917	$10,009,917
Shareholders' equity	34,597,764	24,587,847	(10,009,917)

	March 31, 2022
	As Previously
	Reported	Restated	Change
Lines of credit and short-term borrowings	$2,236,362	$12,270,877	$10,034,515
Shareholders' equity	34,011,961	23,977,446	(10,034,515)

	June 30, 2022
	As Previously
	Reported	Restated	Change
Lines of credit and short-term borrowings	$3,508,341	$13,567,727	$10,059,386
Shareholders' equity	36,682,293	26,622,907	(10,059,386)

	September 30, 2022
	As Previously
	Reported	Restated	Change
Lines of credit and short-term borrowings	$13,080,320	$23,164,851	$10,084,531
Shareholders' equity	38,325,075	28,240,544	(10,084,531)

Internal Control Over Financial Reporting

Management has reassessed its evaluation of the effectiveness of its internal control over financial reporting as of September 30, 2022 as further described in Item 9A of this Amendment, and concluded that a material weakness existed and that disclosure controls and procedures were not effective. Management’s previous annual report on internal control over financial reporting should no longer be relied upon. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial reports will not be prevented or detected on a timely basis. The existence of one or more material weaknesses precludes a conclusion by management that a company’s disclosure controls and procedures and internal control over financial reporting are effective. Management has taken, and is taking additional steps, as described under “Remediation Plan and Status” in Item 9A of this Amendment, to remediate the material weakness in our internal control over financial reporting. For more information regarding the restatement and its impact on our financial statements, refer to Note 3 Restatement of Previously Issued Financial Statements of the Notes to Consolidated Financial Statements included within this Amendment.

Items Amended in this Filing

This Amendment amends and restates the following Items 1 and 1A appearing in Part I, Items 7, 8 and 9A appearing in Part II, and Item 15 appearing in Part IV. Except as noted above, no other information in our Original Report is amended and is repeated herein solely for the reader’s convenience.

Energy Services of America Corporation

Amendment No. 1 to the Annual Report on Form 10-K/A

For the Fiscal Year Ended

September 30, 2022

Forward Looking Statements

Within Energy Services’ (as defined below) consolidated financial statements and this Amendment No. 1 to the Annual Report on Form 10-K/A, there are included statements reflecting assumptions, expectations, projections, intentions, or beliefs about future events that are intended as “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “may,” “will,” “should,” “could,” “expect,” “believe,” “intend” and other words of similar meaning.

These forward-looking statements do not guarantee future performance and involve or rely on risks, uncertainties, and assumptions that are difficult to predict or beyond Energy Services’ control. Energy Services has based its forward-looking statements on management’s beliefs and assumptions based on information available to management at the time the statements are made. Actual outcomes and results may differ materially from what is expressed, implied, and forecasted by forward-looking statements and any or all of Energy Services’ forward-looking statements may turn out to be wrong. The accuracy of such statements can be affected by inaccurate assumptions and by known or unknown risks and uncertainties.

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

Energy Services’ customers include many of the leading companies in the industries it serves, including:

TransCanada Corporation

NiSource, Inc.

Marathon Petroleum

Mountaineer Gas

American Electric Power

Toyota Motor Manufacturing

Bayer Chemical

Dow Chemical

Kentucky American Water

WV American Water

Various state, county, and municipal public service districts.

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

A substantial portion of the Company’s workforce are union members of various construction-related trade unions and are subject to separately negotiated collective bargaining agreements that expire at varying time intervals. The Company believes its relationship with its unionized workforce is good.

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

West Virginia Pipeline, Inc. (“West Virginia Pipeline” or “WVP”), a wholly owned subsidiary of Energy Services, operates as a gas and water distribution contractor primarily in southern West Virginia. The employees of West Virginia Pipeline are non-union and are managed independently of the Company’s union subsidiaries.

SQP Construction Group, Inc. (“SQP”), a wholly owned subsidiary of Energy Services, operates as a general contractor primarily in West Virginia. SQP engages in the construction and renovation of buildings and other civil construction projects for state and local government agencies and commercial customers. As a general contractor, SQP manages the overall construction project and subcontracts most of the work. The employees of SQP are non-union and are managed independently of the Company’s union subsidiaries.

Tri-State Paving & Sealcoating, Inc. (“TSP” or “Tri-State Paving”), a wholly owned subsidiary of Energy Services, completed the acquisition of substantially all the assets of Tri-State Paving & Sealcoating, LLC (“Tri-State Paving, LLC”) on April 29, 2022. Tri-State Paving provides utility paving services to water distribution customers in the Charleston, West Virginia, Lexington, Kentucky, and Chattanooga, Tennessee markets. The employees of TSP are non-union and are managed independently of the Company’s union subsidiaries.

Ryan Construction Services Inc. (“Ryan Construction” or “RCS”), a wholly owned subsidiary of Energy Services, formed in August 2022 in connection with the acquisition of substantially all of the assets of Ryan Environmental, LLC and Ryan Environmental Transport, LLC, provides directional drilling services for broadband service providers along with offering natural gas distribution services, cathodic protection and corrosion prevention services, and civil construction services. Ryan Construction operates primarily in West Virginia and Pennsylvania. The employees of RCS are non-union and are managed independently of the Company’s union subsidiaries.

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

Paycheck Protection Program Loans

Due to the economic uncertainties created by COVID-19 and limited operating funds available, the Company applied for loans under the PPP.  On April 15, 2020, the Company and its subsidiaries, C.J. Hughes, Contractors Rental, and Nitro, entered into separate PPP notes effective April 7, 2020, with its Lender in an aggregate principal amount of $13.1 million pursuant to the PPP Loans.  In a special meeting held on April 27, 2020, the Board of Directors of the Company unanimously voted to return $3.3 million of the PPP Loans after discussing the financing needs of the Company and subsidiaries. That left the Company and subsidiaries with $9.8 million in PPP Loans to fund operations. During fiscal year 2021, the Company received notice that the SBA had granted forgiveness of the $9.8 million of PPP Loans and the SBA repaid the Lender in full. The forgiveness was recorded as other income for the fiscal year ended September 30, 2021.

During April 2023, management received notification from the SBA that one of the Company’s forgiveness applications related to the PPP Loans was under review. As part of the review, the SBA requested additional payroll information. Additionally, the SBA requested information regarding the ability of the Company’s affiliates to meet SBA size standards and/or PPP corporate maximum limits.  The requested information was subsequently provided to the SBA through the Lender. The Company recognizes that there is a possibility that the SBA could reverse its previous determination on the forgiveness of the PPP Loans. As a result of this uncertainty, on May 12, 2023, the audit committee of the Board of Directors of Energy Services, after considering the recommendation of management, concluded: that (a) the Company’s previously issued audited consolidated financial statements for the fiscal years ended September 30, 2022 and 2021, and the related reports of its independent registered public accounting firm, Baker Tilly, included in the Company’s annual reports on Form 10-K for the fiscal years ended September 30, 2022 and 2021, and (b) the Company’s unaudited consolidated financial statements for the periods ended June 30, 2021, December 31, 2021, March 31, 2022, June 30, 2022 and December 31, 2022 as reported in the Company’s quarterly reports on Form 10-Q for those periods (together, the “Reports”) should no longer be relied upon and have been restated in this Amendment No. 1 to the Annual Report on Form 10-K/A.

Borrowers must retain PPP documentation for at least six years after the date the loan is forgiven or paid in full, and the SBA and SBA Inspector General must be granted these files upon request. The SBA could revisit its forgiveness decision and determine that the Company does not qualify in whole or in part for loan forgiveness and demand repayment of the loans. In addition, it is unknown what type of penalties could be assessed against the Company if the SBA disagrees with the Company’s certification. Any penalties in addition to the potential repayment of the PPP Loans could negatively impact the Company’s business, financial condition and results of operations and prospects.

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

Operating Hazards and Insurance

Energy Services’ operations are subject to many hazards inherent in the pipeline, electrical, and mechanical construction businesses, including, for example, operating equipment in mountainous terrain, people working in deep trenches, people working near large construction equipment, and people working near manufacturing equipment and power sources. These hazards could cause personal injury or death, serious damage to or destruction of property and equipment, and substantial damage to the environment, including damage to producing formations and surrounding areas. Energy Services seeks protection against certain of these risks through insurance, including property casualty insurance on its equipment, commercial general liability and commercial contract indemnity, commercial umbrella, and workers’ compensation insurance.

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

Government Regulation and Environmental Matters

General. Energy Services’ operations are affected from time to time in varying degrees by political developments and federal, state, and local laws and regulations. In particular, natural gas production, operations and the profitability of the gas industry are or have been affected by price controls, taxes and other laws relating to the natural gas industry, by changes in such laws and by changes in administrative regulations. Although significant capital expenditures may be required to comply with such laws and regulations, to date, such compliance costs have not had a material adverse effect on the earnings or competitive position of Energy Services. In addition, Energy Services’ operations are vulnerable to risks arising from the numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Energy Services may also be affected by regulations designed to provide benefits to companies engaged in the production of alternative sources of energy, such as solar, wind, and related industries.

Environmental Regulation. Energy Services’ activities are subject to existing federal, state and local laws and regulations governing environmental quality, pollution control and the preservation of natural resources. Such laws and regulations concern, among other things, the containment, disposal and recycling of waste materials, and reporting of the storage, use or release of certain chemicals or hazardous substances. Numerous federal and state environmental laws regulate drilling activities and impose liability for discharges of waste or spills, including those in coastal areas. The Company has conducted pipeline construction in or near ecologically sensitive areas, such as wetlands and coastal environments, which are subject to additional regulatory requirements. State and federal legislation also provide special protections for animal and marine life that could be affected by the Company’s activities. In general, under various applicable environmental programs, the Company may potentially be subject to regulatory enforcement action in the form of injunctions, cease and desist orders and administrative, civil, and criminal penalties for violations of environmental laws. Energy Services may also be subject to liability for natural resource damages and other civil claims arising out of a pollution event. The Company would be responsible for any pollution event that was determined to be caused by its actions. It has insurance that it believes is adequate to cover any such occurrences.

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

Research and Development/Intellectual Property

Energy Services has not made any material expenditure for research and development. Energy Services does not own any patents, trademarks, or licenses.

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

If our customers cancel or delay many projects, our revenues could be reduced if we are unable to replace these contracts with others. Also, we have contracts that expire and are renewed periodically. If we are unsuccessful in renewing those contracts, that could reduce our revenue as well.

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

Our backlog may not be realized.

Our backlog could be reduced due to the cancellation of projects by customers and/or reductions in scope of the projects. Should this occur, our anticipated revenues would be reduced unless we are able to replace those contracts.

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

We face cybersecurity risk including breach of confidential personal information, Company or customer intellectual properties, and delays related to data loss.

Information technology systems are critical to our business. We use various technology systems to manage our customer relationships, general ledger, and other systems. Our computer systems, data management and internal processes, as well as those of third parties, are integral to our performance. Our operational risks include the risk of malfeasance by employees or persons outside our company, errors relating to transaction processing and technology, systems failures or interruptions, breaches of our internal control systems, and business continuation and disaster recovery. There have been increasing efforts by third parties to breach data security. Such attacks include computer viruses, malicious or destructive code, phishing attacks, denial of service or information or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary, and other information, damages to systems, or other material disruptions to network access or business operations. The Company uses industry-leading firewall hardware and runs anti-malware, antivirus, and anti-exploit solutions on all computers as a first line of defense to prevent security breaches. The Company’s email software utilizes spam blocking, phishing filtering, and external sender warnings. The Company uses compartmentalized network drive access to mitigate ransomware damage and performs daily encrypted backups to secure offsite locations including a disaster recovery site.

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

Inflation risk is the risk that the value of assets or income will be worth less in the future as inflation decreases the value of money. Recently, there have been market indicators of a pronounced rise in inflation and the Federal Reserve has raised certain benchmark interest rates to combat inflation. Inflation generally increases the cost of goods and services we will use in our business operations, such as electricity and other utilities, which increases our expenses. In addition, we may have to increase both wages to retain our employees and the cost of our services by a greater amount than we have budgeted. Furthermore, our customers will also be affected by inflation and the rising costs of goods and services used in their businesses, which could have a negative impact on their ability to use our services and afford to pay our fees.

Societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. We and our customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions and operating process changes. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Among the impacts on us could be a drop in demand for our products and services, particularly in certain sectors. Our efforts to take these risks into account may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

The SBA may review the Company’s PPP Loan forgiveness application and if the SBA disagrees with the Company’s certification the Company could be subject to penalties and the repayment of the PPP Loans, which could negatively impact the Company’s business, financial condition and results of operations and prospects.

Due to the economic uncertainties created by COVID-19 and limited operating funds available, the Company applied for loans under the PPP. On April 15, 2020, the Company and its subsidiaries, C.J. Hughes, Contractors Rental and Nitro, entered into separate PPP notes effective April 7, 2020, with the Lender in an aggregate principal amount of $13.1 million pursuant to the PPP Loans. In a special meeting held on April 27, 2020, the Board of Directors of the Company unanimously voted to return $3.3 million of the PPP Loans after discussing the financing needs of the Company and subsidiaries. That left the Company and subsidiaries with $9.8 million in PPP Loans to fund operations. During fiscal year 2021, the Company received notice that the SBA had granted forgiveness of the $9.8 million of PPP Loans and the SBA repaid the Lender in full. The forgiveness was recorded as other income for the fiscal year ended September 30, 2021.

During April 2023, management received notification from the SBA that one of the Company’s forgiveness applications related to the PPP Loans was under review. As part of the review, the SBA requested additional payroll information. Additionally, the SBA requested information regarding the ability of the Company’s affiliates to meet SBA size standards and/or PPP corporate maximum limits.  The requested information was subsequently provided to the SBA through the Lender. The Company recognizes that there is a possibility that the SBA could reverse its previous determination on the forgiveness of the PPP Loans. As a result of this uncertainty, the Company restated the previously issued financial statements of the Company that were included in the Reports.

Borrowers must retain PPP documentation for at least six years after the date the loan is forgiven or paid in full, and the SBA and SBA Inspector General must be granted these files upon request. The SBA could revisit its forgiveness decision and determine that the Company does not qualify in whole or in part for loan forgiveness and demand repayment of the loans. In addition, it is unknown what type of penalties could be assessed against the Company if the SBA disagrees with the Company’s certification. Any penalties in addition to the potential repayment of the PPP Loans could negatively impact the Company’s business, financial condition and results of operations and prospects.

We Have Identified a Material Weakness in Our Internal Control Over Financial Reporting. If This Material Weakness Persists or If We Fail to Establish and Maintain Effective Internal Control over Financial Reporting, We May Not Be Able to Accurately or Timely Report Our Financial Condition or Results of Operations, Which May Adversely Affect Our Business and the Market Price of Our Common Stock.

The Sarbanes-Oxley Act of 2002 requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting, such as the material weakness as described below.

Our compliance with Section 404 necessitates that we incur substantial accounting expenses and expend significant management efforts. We will continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, including the remediation of the material weakness described below, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting and to compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to remediate the material weakness described below, or any future material weaknesses that may be identified, or to complete our evaluation, testing and remediation in a timely fashion. Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements.

We have concluded that a material weakness in our internal control over financial reporting existed as of September 30, 2022, and consequently our Board of Directors determined that management’s report on internal control over financial reporting as of September 30, 2022, included in our Annual Report on Form 10-K for the fiscal year then ended, should no longer be relied upon. In connection with the material weakness identified in Item 9A, Controls and Procedures, we have restated our consolidated financial statements for the fiscal years ended September 30, 2022 and 2021 as described in the Explanatory Paragraph and in Note 3 to our annual consolidated financial statements. This material weakness is discussed further within Item 9A, Controls and Procedures, of this Amendment No. 1 to the Annual Report on Form 10-K/A. The existence of one or more material weaknesses precludes a conclusion by management that a corporation’s internal control over financial reporting is effective.

In response to the identified material weakness, our management, with the oversight of the Audit Committee of our Board of Directors, has dedicated significant resources, including the involvement of outside advisors, and efforts to improve our internal control over financial reporting and has taken immediate action to remediate the material weakness identified. Certain remedial actions have been completed including ongoing involvement of outside advisors to review compliance with the SBA’s rules and regulations for loan forgiveness. The Company will further enhance these controls over the remainder of fiscal year 2023. If we fail to remediate this material weakness or fail to otherwise maintain effective control over financial reporting in the future, it could result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis.

We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to the material weakness in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses which could have an adverse effect on our business, financial condition and results of operations. If we are unable to successfully remediate the material weakness in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, investors could lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, we could be subject to sanctions or investigations by the Nasdaq Stock Market, the SEC, or other regulatory authorities, we may be subject to potential civil litigation which litigation, proceedings or actions, if decided against us, could require us to pay substantial judgments, settlements or other penalties, including shareholder class action lawsuits and derivative claims made on behalf of us and our ability to access the capital markets could be limited.

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

From time to time, we may in the ordinary course of business be named as a defendant in lawsuits, claims and other legal proceedings. These actions may seek, among other things, compensation for alleged personal injury, worker’s compensation, employment discrimination, breach of contract, property damages, civil penalties, and other losses of injunctive or declaratory relief. Also, we often indemnify our customers for claims related to the services we provide and actions we take under our contracts with them. Because our services in certain instances may be integral to the operation and performance of our customers’ infrastructure, we may become subject to lawsuits or claims for any failure of the systems we work on. While we carry insurance to protect the Company against such claims, the outcomes of any of the lawsuits, claims or legal proceedings could result in significant costs and diversion of management’s attention from the business. Payments of significant amounts, even if reserved, could adversely affect our reputation, liquidity and results of operations.

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

Restatement

The accompanying information gives effect to certain adjustments made to the previously reported financial statements for the years ended September 30, 2022 and 2021. Due to the restatement of these years, the data set forth in the accompanying management discussion and analysis may not be comparable to discussions and data in our Original Report.

Refer to “Explanatory Note” immediately preceding Item 1 of this Amendment No. 1 to the Annual Report on Form 10-K/A and Note 3, “Restatement of Previously Issued Financial Statements” in the accompanying consolidated financial statements for further details related to the restatement and impact on our financial statements.

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

Gas & Petroleum Transmission revenues totaled $58.3 million for the fiscal year ended September 30, 2022, a $36.1 million increase from $22.1 million for the fiscal year ended September 30, 2021. The revenue increase was primarily related to an increase in the number of bidding opportunities with both existing, long-term customers and newer customers.

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

Gas & Petroleum Transmission cost of revenues totaled $54.9 million for the fiscal year ended September 30, 2022, a $37.7 million increase from $17.2 million for the fiscal year ended September 30, 2021. The cost of revenues increase was primarily related to an increase in the number of bidding opportunities with both existing, long-term customers and newer customers. The Company has one gas transmission project that is projected to lose $2.1 million.

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

Interest Expense. Interest expense increased by $285,000 or 41.0% to $988,000 for the fiscal year ended September 30, 2022, from $703,000 for the fiscal year ended September 30, 2021. This increase was primarily due to increased line of credit borrowings and financing acquisitions.

Other Income. Gain on sale of equipment and interest income, partially offset by other expenses, totaled $508,000 for the fiscal year ended September 30, 2022, as compared to $910,000 for the fiscal year ended September 30, 2021. The decrease was primarily due to a decrease in interest earned on the Company’s captive insurance surety deposit.

Net Income (loss). Income (loss) before income taxes was $6.0 million for the fiscal year ended September 30, 2022, compared to ($917,000) for the fiscal year ended September 30, 2021. The increase was due to the items mentioned above.

The income tax expense for the fiscal year ended September 30, 2022 was $2.3 million and was due to an increase in taxable income. The income tax benefit for the fiscal year ended September 30, 2021, was ($29,000).

The effective income tax rate for the fiscal year ended September 30, 2022 was 37.6%. The effective income tax rate for the fiscal year ended September 30, 2021, was (3.2%). Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income or loss, non-taxable and non-deductible expenses.

Dividends on preferred stock for the fiscal years ended September 30, 2022, and 2021 were $0 and $284,000, respectively. There will be no further dividends paid on preferred stock after the October 6, 2021 redemption of all the Company’s preferred stock.

Net income (loss) available to common stockholders for the fiscal year ended September 30, 2022 was $3.8 million compared to ($1.2) million for the fiscal year ended September 30, 2021. The increase was due to the items mentioned above.

Comparison of Financial Condition at September 30, 2022 Compared to September 30, 2021.

The Company had total assets of $112.6 million at September 30, 2022, an increase of $42.4 million from the prior fiscal year-end balance of $70.2 million.

The aggregate balance of accounts receivable, retainages receivable, allowance for doubtful accounts and other receivables totaled $42.9 million at September 30, 2022, an increase of $20.4 million from the combined prior fiscal year-end balance of $22.5 million. The increase was primarily due to increased work in the fiscal year 2022 as compared to 2021. Specifically, $69.4 million in revenue was generated in the fourth quarter of fiscal year 2022 as compared to $39.6 million for the same period in 2021.

Net property, plant and equipment totaled $32.7 million at September 30, 2022, an increase of $9.7 million from the prior fiscal year-end balance of $23.0 million. Property, plant and equipment acquisitions totaled $15.6 million for the fiscal year 2022 while depreciation expense was $5.6 million, and the net impact of disposals was $316,000. Assets received as part of the Tri-State Paving and Ryan Construction acquisitions accounted for $8.9 million of the $15.6 million in total acquisitions.

Contract assets totaled $16.1 million at September 30, 2022, an increase of $7.4 million from the prior fiscal year-end balance of $8.7 million. This increase was primarily due to increased work and the timing of project billings and related increase in costs and estimated earnings in excess of billings at September 30, 2022 as compared to at September 30, 2021.

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

Right-of-use assets acquired from operating leases totaled $1.6 million net of amortization expense, as compared to no right-to-use assets at the prior fiscal year end. The operating leases were primarily related to the business combinations completed in the fiscal year ended September 30, 2022.

Prepaid expenses and other totaled $3.9 million at September 30, 2022, an increase of $401,000 from the prior fiscal year-end balance of $3.5 million. The increase was primarily due to the increase of various prepaid insurance accounts based on labor cost expensed or standard monthly charges.

Cash and cash equivalents totaled $7.4 million at September 30, 2022, a decrease of $799,000 from the prior fiscal year-end balance of $8.2 million. The decrease was primarily related to a net $8.3 million investment in property and equipment, $4.3 million in long-term debt repayments, and $1.2 million in preferred stock conversion payments, partially offset by a net $4.7 million increase in line of credit and short-term borrowings and $8.4 million in net cash provided by operating activities.

Liabilities totaled $84.4 million at September 30, 2022, an increase of $38.9 million from the prior fiscal year-end balance of $45.5 million.

Accounts payable totaled $20.3 million as of September 30, 2022, an increase of $13.0 million from the prior fiscal year-end balance of $7.3 million. The increase was due to more work in progress at the end of the fiscal year 2022, as compared to the same period in fiscal 2021.

Lines of credit and short-term borrowings totaled $23.2 million at September 30, 2022, an increase of $8.2 million from the prior fiscal year-end balance of $15.0 million. This increase was primarily due to increased borrowings against the Company’s operating line of credit because or more work in progress at the end of the fiscal year 2022, as compared to the same period in fiscal 2021. The Company’s PPP Loans are included in short-term borrowings pending a final decision on forgiveness from the SBA.

Accrued expenses and other current liabilities totaled $11.3 million at September 30, 2022, an increase of $5.7 million from the prior fiscal year-end balance of $5.6 million. The increase was primarily due to increased labor and burden expenses incurred towards the end of the fiscal year 2022, as compared to the same period in fiscal 2021.

The aggregate balance of current maturities of long-term debt and long-term debt totaled $17.6 million at September 30, 2022, an increase of $5.2 million from the prior fiscal year-end balance of $12.4 million. The increase was primarily due to an $8.4 million increase related to financing the Tri-State Paving acquisition and $940,000 in equipment financing, partially offset by $4.3 million in payments on long-term debt.

Contract liabilities totaled $6.0 million at September 30, 2022, an increase of $2.8 million from the prior fiscal year-end balance of $3.2 million. This increase was due to increased billings in excess of costs and earnings when computing earned revenue on construction projects at September 30, 2022, as compared to at September 30, 2021.

Operating lease liabilities totaled $1.6 million at September 30, 2022, an increase of $1.6 million from the prior fiscal year end balance. See “Leases” on page 29 for a discussion of operating leases added in the fiscal year 2022.

Net deferred income tax payable totaled $4.5 million at September 30, 2022, an increase of $2.5 million from the prior fiscal year-end balance of $2.0 million. The increase was primarily related to a net operating loss (“NOL”) carryforward resulting from bonus depreciation on acquired assets.

Stockholders’ equity totaled $28.2 million at September 30, 2022, an increase of $3.6 million from the prior fiscal year-end balance of $24.7 million. This increase was primarily due to $3.8 million in net income and a $1.0 million increase in additional paid in capital related to stock issued as part of the Tri-State Paving acquisition, partially offset by $1.2 million in preferred stock redemption payments.

Liquidity and Capital Resources

Operating Line of Credit

On July 13, 2022, the Company received a one-year extension on its operating line of credit effective June 28, 2022. The $15.0 million revolving line of credit has a $12.5 million component and a $2.5 million component. The Company can borrow from the $12.5 million component first and then from the additional $2.5 million component if additional requirements are met. The covenant requirement for both components is below. Based on the borrowing base calculation, the Company borrowed all $12.5 million available on the line of credit as of September 30, 2022. The Company did not meet the requirements to borrow any from the $2.5 million component.

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

Under the terms of the agreement, the Company must meet the following loan covenants to access the first $12.5 million:

●	Minimum tangible net worth of $21.5 million to be measured quarterly,
●	Minimum traditional debt service coverage of 1.25x to be measured quarterly on a rolling twelve- month basis,
●	Minimum current ratio of 1.50x to be measured quarterly,
●	Maximum debt to tangible net worth ratio (“TNW”) of 1.5x to be measured semi-annually,
●	Full review of accounts receivable aging report and work in progress. The results of the review shall be satisfactory to the lender in its sole and unfettered discretion.

Under the terms of the agreement, the Company must meet the following additional requirements for draw requests causing the borrowings to exceed $12.5 million:

●	Minimum traditional debt service coverage of 2.0x to be measured quarterly on a rolling twelve-month basis,
●	Minimum tangible net worth of $24.0 million to be measured quarterly.

The Company was not in compliance with all covenants but received a waiver on the $12.5 million component of the line of credit at September 30, 2022. The Company projects to be in compliance with all covenants associated with the $12.5 million component for the next twelve months.

Insurance Premiums Financed

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

Paycheck Protection Program Loans

Due to the economic uncertainties created by COVID-19 and limited operating funds available, the Company applied for loans under the PPP. On April 15, 2020, the Company and its subsidiaries, C.J. Hughes, Contractors Rental and Nitro, entered into separate PPP notes effective April 7, 2020, with the Lender, in an aggregate principal amount of $13.1 million pursuant to the PPP Loans. In a special meeting held on April 27, 2020, the Board of Directors of the Company unanimously voted to return $3.3 million of the PPP Loans after discussing the financing needs of the Company and subsidiaries. That left the Company and subsidiaries with $9.8 million in PPP Loans to fund operations. During fiscal year 2021, the Company received notice that the SBA had granted forgiveness of the $9.8 million of PPP Loans and the SBA repaid the Lender in full. The forgiveness was recorded as other income for the fiscal year ended September 30, 2021.

During April 2023, management received notification from the SBA that one of the Company’s forgiveness applications related to the PPP Loans was under review. As part of the review, the SBA requested additional payroll information. Additionally, the SBA requested information regarding the ability of the Company’s affiliates to meet SBA size standards and/or PPP corporate maximum limits.  The requested information was subsequently provided to the SBA through the Lender. The Company recognizes that there is a possibility that the SBA could reverse its previous determination on the forgiveness of the PPP Loans. As a result of this uncertainty, on May 12, 2023, the audit committee of the Board of Directors of Energy Services, after considering the recommendation of management, concluded: that (a) the Company’s previously issued audited consolidated financial statements for the fiscal years ended September 30, 2022 and 2021, and the related reports of its independent registered public accounting firm, Baker Tilly, included in the Company’s annual reports on Form 10-K for the fiscal years ended September 30, 2022 and 2021, and (b) the Company’s unaudited consolidated financial statements for the periods ended June 30, 2021, December 31, 2021, March 31, 2022, June 30, 2022 and December 31, 2022 as reported in the Company’s quarterly reports on Form 10-Q for those periods should no longer be relied upon and have been restated in this Amendment No. 1 to the Annual Report on Form 10-K/A. The Company has recorded a short-term borrowing due to the SBA inquiry for the full $9.8 million, plus accrued interest for all periods presented.

Borrowers must retain PPP documentation for at least six years after the date the loan is forgiven or paid in full, and the SBA and SBA Inspector General must be granted these files upon request. The SBA could revisit its forgiveness decision and determine that the Company does not qualify in whole or in part for loan forgiveness and demand repayment of the loans. In addition, it is unknown what type of penalties could be assessed against the Company if the SBA disagrees with the Company’s certification. Any penalties in addition to the potential repayment of the PPP Loans could negatively impact the Company’s business, financial condition and results of operations and prospects.

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

At September 30, 2022, future expected payments due on short-term and long-term debt are as follows:

2023	$27,224,867
2024	4,061,665
2025	4,170,114
2026	3,569,091
2027	1,069,272
Thereafter	623,942
$40,718,951

As of September 30, 2022, the Company had $7.4 million in cash and $5.0 million in working capital (defined as current assets less current liabilities).

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

During the fiscal year ended September 30, 2022, the Company entered into two lease agreements for construction equipment for a combined $160,000. The leases have a term of twenty-two months with a stated interest rate of 0%, combined monthly installment payments of $6,645 and are cancellable at any time without penalty. The Company has the right to purchase the equipment at the expiration of the leases by applying the two-month deposit paid. The right-of-use assets and finance lease obligations associated with these lease agreements are included in the consolidated balance sheets within property, plant and equipment and long-term debt, respectively, and do not have a material impact on the Company’s consolidated financial statements.

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

The Company has a right-of-use operating lease with Enterprise Fleet Management, Inc. acquired on August 11, 2022, as part of the Ryan Environmental acquisition. This lease agreement was initially for 31 vehicles to be used by Ryan Construction; however, the Company plans to add vehicles as it finds necessary. This lease had a net present value of $1.2 million at inception, which approximates the carrying value at September 30, 2022. The 4.5% interest rate on the operating lease is based on the Company’s incremental borrowing rate at inception.

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

Rental Agreements

The Company rents equipment for use on construction projects with rental agreements being week to week or month to month. Rental expense can vary by the fiscal year due to equipment requirements on construction projects and the availability of Company owned equipment. Rental expense, which is included in cost of goods sold on the consolidated statements of income (loss), was $9.8 million and $3.6 million for the twelve months ended September 30, 2022, and 2021, respectively.

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

Currently, the Company has an agreement with a surety company to provide bonding which will suit the Company’s immediate needs. The ability to obtain bonding for future contracts is an important factor in the contracting industry with respect to the type and value of contracts that can be bid on. Depending upon the size and conditions of a particular contract, the Company may be required to post letters of credit or other collateral in favor of the insurer. Posting these letters or other collateral will reduce our borrowing capabilities. The Company does not anticipate any claims in the foreseeable future. At September 30, 2022, the Company had $82.8 million in performance bonds outstanding.

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

SQP made an equity investment of $156,000 in 1030 Quarrier Development, LLC (“Development”) in August 2022. Development is a variable interest entity (“VIE”) that is 75% owned by 1030 Quarrier Ventures, LLC (“Ventures”) and 25% owned by SQP. SQP is not the primary beneficiary of the VIE and therefore will not consolidate Development into its consolidated financial statements. Instead, SQP will apply the equity method of accounting for its investment in Development. Development, a 1% owner, and United Bank, a 99% owner, formed 1030 Quarrier Landlord, LLC (“Landlord”). Landlord decided to pursue the following development project (the “Project”): a historical building at 1030 Quarrier Street, Charleston, West Virginia as well as associated land (the “Property”) was purchased to be developed/rehabilitated into a commercial project including apartments and commercial space. Upon the completion of development, the Property will be used to generate rental income. SQP has been awarded the construction contract for the Project. United Bank provided $5.0 million in loans to fund the Project. SQP and Ventures have jointly provided an unconditional guarantee for the $5.0 million of obligations associated with the Project.

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

Inflation

Most significant project materials, such as pipe or electrical wire, are provided by the Company’s customers. The Company did experience costs increases on materials for fire protection projects, which had been bid several months prior, during the twelve months ended September 30, 2022. While significant to those smaller projects, the cost increases were immaterial to the overall operations of the Company. When possible, the Company attempts to lock in pricing with vendors and include qualifications regarding material costs increases in bids. Where allowed by contract, the Company will address fuel cost increases with customers. Significant inflation or supply chain issues could cause customers to delay or cancel planned projects; however, inflation did not have a significant effect on our results for the twelve months ended September 30, 2022, and 2021.

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

The foregoing factors, as well as the stage of completion of contracts in process and the mix of contracts at different margins may cause fluctuations in gross profit from period to period. Significant changes in cost estimates, particularly in our larger, more complex projects could have a significant effect on our profitability.

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

Our contract liabilities consist of provisions for losses and billings in excess of costs and estimated earnings. Provisions for losses are recognized in the consolidated statements of income (loss) at the uncompleted performance obligation level for the amount of total estimated losses in the period that evidence indicates that the estimated total cost of a performance obligation exceeds its estimated total revenue. Billings in excess of costs and estimated earnings are billings to customers on contracts in advance of work performed, including advance payments negotiated as a contract condition. Generally, unearned project-related costs will be earned over the next twelve months.

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

Materially incorrect estimates could cause an impairment of goodwill or intangible assets and result in a loss in profitability for the Company.

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

The Company’s depreciation expense for the twelve months ended September 30, 2022, and 2021 was $5.6 million and $4.7 million, respectively. In general, depreciation is included in “cost of revenues” on the Company’s consolidated statements of income (loss).

The Company’s amortization expense for the twelve months ended September 30, 2022, and 2021 was $445,000 and $231,000, respectively. In general, amortization is included in “cost of revenues” on the Company’s consolidated statements of income (loss).

Materially incorrect estimates of depreciation and amortization and/or the useful lives of assets could significantly impact the value of long-lived assets on the Company’s consolidated financial statements. A material overvaluation could result in impairment charges and reduced profitability for the Company.

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

The income tax expense for the fiscal year ended September 30, 2022 was $2.3 million and was due to an increase in taxable income. The income tax benefit for the fiscal year ended September 30, 2021, was ($29,000).

The effective income tax rate for the fiscal year ended September 30, 2022 was 37.6%. The effective income tax rate for the fiscal year ended September 30, 2021, was (3.2%). Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income or loss, non-taxable and non-deductible expenses.

Accounting for PPP Loans

The Company's accounting for PPP loans reflects management's best estimate of current and future amounts to be paid. The Company applies significant judgment regarding the determination of PPP loan forgiveness based on the rules established, and subsequently clarified by the SBA, including rules related to the Company's affiliations and meeting SBA size standards.

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

ITEM 8.Financial Statements and Supplementary Data

Financial Statements are included at page F-1 of this Amendment No.1 to the Annual Report on Form 10-K/A.

ITEM 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2022, and pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2022 were effective. However, due to the material weakness in our internal control over financial reporting subsequently identified and described below, our management re-evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022, and has concluded that our disclosure controls and procedures were not effective as of that date because of such material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2022. In conducting its evaluation, our management used the criteria set forth by the framework in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management believed our internal control over financial reporting was effective as of September 30, 2022. Subsequent to that assessment, management identified a material weakness in our internal controls as we did not have adequate internal controls to address the risk of properly accounting for loans under the PPP as provided by the SBA. Consequently, our management has reassessed the effectiveness of our internal control over financial reporting as of September 30, 2022, and has concluded that our internal control over financial reporting was not effective as of September 30, 2022 due to the material weakness.

Remediation Plan and Status

In response to the identified material weakness, our management, with the oversight of the Audit Committee of our Board of Directors, has dedicated significant resources, including the involvement of outside advisors, and efforts to improve our internal control over financial reporting and has taken immediate action to remediate the material weakness identified. Certain remedial actions have been completed including ongoing involvement of outside advisors to review compliance with the SBA’s rules and regulations for loan forgiveness. The Company will further enhance these controls over the remainder of fiscal year 2023.

Inherent Limitations on Control Systems

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

Except as noted above, no changes in the Company’s internal control over financial reporting occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Amendment No. 1 to the Annual Report on Form 10-K/A does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Amendment No. 1 to the Annual Report on Form 10-K/A.

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

(d)Changes in Control

The management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

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

PART IV

ITEM 15.Exhibits and Financial Statement Schedules

The exhibits and financial statement schedules filed as a part of this Amendment No. 1 to the Form 10-K/A are as follows:

(a)(1)	Consolidated Financial Statements
Energy Services of America Corporation
	Report of Independent Registered Public Accounting Firm (PCAOB ID 23)	F-1
	Consolidated Balance Sheets, September 30, 2022 and September 30, 2021.	F-4
	Consolidated Statements of Income (Loss), Years Ended September 30, 2022 and September 30, 2021.	F-5
	Consolidated Statements of Cash Flows, Years Ended September 30, 2022 and September 30, 2021.	F-6
	Consolidated Statements of Changes in Shareholders’ Equity, Years Ended September 30, 2022 and September 30, 2021.	F-7
	Notes to Consolidated Financial Statements.	F-8
(a)(2)	Consolidated Financial Statement Schedules
No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.
(a)(3)	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment to the Registrant’s Certificate of Incorporation (1)
3.4	Certificate of Designations Series A Preferred Stock (4)
4.1	Form of Certificate of Common Stock (1)
4.2	Description of Common Stock (5)
10.1	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (1)
10.2	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders (1)
10.3	Form of Letter Agreement between Chapman Printing Co. and the Registrant regarding administrative support (1)
10.4	Form of Amended Registration Rights Agreement among the Registrant and the Initial Stockholders (1)
10.5	Energy Services of America Corporation Employee Stock Purchase Plan (2)
10.6	Severance Agreement, Waiver and Release of all Claims with Robert N. Riddle, Jr. (7)
10.7	Energy Services of America Corporation 2022 Equity Incentive Plan (8)
14	Code of Ethics (1)
16.1	Letter disclosing combination dated November 1, 2021, from Baker Tilly US, LLP (6)
16.2	Letter of Agreement dated November 1, 2021, form Baker Tilly US, LLP (6)
21	List of subsidiaries
23.1	Consent of Baker Tilly US, LLP*
23.2	Consent of Baker Tilly US, LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Previously included with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2022, as filed with the Securities and Exchange Commission on December 22, 2022.
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

(b) The exhibits listed under (a)(3) above are filed herewith.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2022.

(b) The exhibits listed under (a)(3) above are filed herewith.

(c) Not applicable.

ITEM 16.Amendment No. 1 to the Annual Report on Form 10-K/A Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY SERVICES OF AMERICA CORPORATION

Date: May 31, 2023	By:	/s/ Douglas V. Reynolds
Douglas V. Reynolds
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Position	Date

By	/s/ Marshall T. Reynolds	Chairman of the Board	May 31, 2023
Marshall T. Reynolds

By	/s/ Jack Reynolds	Director	May 31, 2023
Jack R. Reynolds

By	/s/ Charles P. Crimmel	Chief Financial Officer	May 31, 2023
	Charles P. Crimmel	(Principal Financial and Accounting Officer)

By	/s/ Amy E. Abraham	Director
	Amy E. Abraham		May 31, 2023

By	/s/ Joseph L. Williams	Director	May 31, 2023
Joseph L. Williams

By	/s/ Mark S. Prince	Director	May 31, 2023
Mark S. Prince

By	/s/ Frank S. Lucente	Director	May 31, 2023
Frank S. Lucente

By	/s/ Patrick J. Farrell	Director	May 31, 2023
Patrick J. Farrell

By	/s/ Samuel G. Kapourales	Director	May 31, 2023
Samuel G. Kapourales

By	/s/ Douglas V. Reynolds	President and Chief	May 31, 2023
	Douglas V. Reynolds	Executive Officer, and Director
(Principal Executive Officer)

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Energy Services of America Corporation

Huntington, West Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Energy Services of America Corporation and subsidiaries (the Company) as of September 30, 2022 and 2021, the related consolidated statements of income (loss), changes in shareholders’ equity and cash flows, for each of the two years in the period ended September 30, 2022, and the related notes (collectively referred to as, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Financial Statements

As described in Note 3 to the consolidated financial statements, the Company has restated its 2022 and 2021 consolidated financial statements to correct errors related to accounting for Paycheck Protection Program (PPP) loan forgiveness.

See also the “Accounting for loan forgiveness” critical audit matter.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Over-Time Revenue Recognition

Critical Audit Matter Description

As described in Notes 2 and 4 to the consolidated financial statements, the Company recognizes revenue from contracts with customers over time as performance obligations are satisfied and control of the promised good and service is transferred to the customer. The Company recognizes revenue on lump sum and unit price contracts by measuring the progress toward complete satisfaction of contractual performance obligations using an input method. For cost plus and time and material contracts, the Company recognizes revenue from contracts with customers over time as control is transferred to the customer by measuring progress toward complete satisfaction of the performance obligations using an output method.

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

Valuation of Goodwill and Intangible Assets Associated with Business Combinations

Critical Audit Matter Description

As described in Note 25 to the consolidated financial statements, the Company completed an asset purchase of Tri-State Paving & Sealcoating, LLC, for total consideration of $9.9 million during the year ended September 30, 2022. The acquisition was accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired, and the liabilities assumed to be recognized at their fair values as of the acquisition date. Auditing the accounting for these acquisitions was complex due to the significant estimation uncertainty in determining the fair values of assets acquired and liabilities assumed.

We identified the valuation of intangible assets recorded in connection with the acquisition as a critical audit matter. The fair value estimates were based on underlying assumptions about the future performance of the acquired business which involves significant estimation uncertainty. The significant assumptions used to form the basis of the forecasted results included revenue growth rates, earnings metrics, and discount rates. These significant assumptions were forward-looking and could be affected by future economic and market conditions.

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

Accounting for PPP Loan Forgiveness

Critical Audit Matter Description

As described in Note 3 to the consolidated financial statements, the Company received notification from the Small Business Administration (“SBA”) that one of the Company’s PPP loans was under review. As a result of the notification, the Company’s management undertook a process to re-evaluate proper accounting for all PPP loan forgiveness and determined an error existed in previous periods. As such, the Company restated its consolidated financial statements for the fiscal years ended September 30, 2022 and 2021 to reinstate the PPP loans to their original loan balance of $9.8 million plus accrued interest. See also the “Restatement of Previously Issued Financial Statements” section of our report.

The Company was required to apply judgment regarding the determination of PPP loan forgiveness based on the rules established, and subsequently clarified by the SBA, including rules related to the Company's affiliates in determining the aggregate number of employees. In addition, the Company must apply a probability analysis in determining the amount and period of forgiveness.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

•	Testing the accuracy and completeness of the PPP loans and the Company’s eligibility for the PPP loans.
•	Evaluating the process management used to determine eligibility of the Company for PPP loans, under the application of SBA rules, including those related to the Company’s affiliates.
•

Engaged an auditor specialist to assist the engagement team in evaluating the appropriateness of the PPP loans and application for forgiveness, including consideration of the SBA’s rule and regulations, as clarified.

•	Evaluating the process that management used to determine probability of forgiveness for the PPP loans.
•	Testing the mathematical accuracy of the model used by management to calculate accrued and unpaid interest.

/s/ Baker Tilly US, LLP

We have served as the Company’s auditor since 2008.

Pittsburgh, Pennsylvania

December 22, 2022, except for the effects of the restatement disclosed in Notes 3, 13 and 14 to the consolidated financial statements, and the critical audit matter related to the accounting for PPP loan forgiveness, as to which the date is May 31, 2023

ENERGY SERVICES OF AMERICA CORPORATION

CONSOLIDATED BALANCE SHEETS

As of September 30, 2022 and 2021

	As Restated	As Restated
	2022	2021
Assets
Current assets
Cash and cash equivalents	$7,427,474	$8,226,739
Accounts receivable trade	38,525,223	21,092,517
Allowance for doubtful accounts	(70,310)	(70,310)
Retainages receivable	4,443,679	917,526
Other receivables	10,866	543,328
Contract assets	16,109,593	8,730,402
Prepaid expenses and other	3,945,968	3,541,000
Total current assets	70,392,493	42,981,202

Property, plant, and equipment, at cost	73,736,433	61,145,705
less accumulated depreciation	(41,074,646)	(38,195,686)
Total fixed assets	32,661,787	22,950,019

Right-of-use assets-operating lease	1,611,321	—
Intangible assets, net	3,873,690	2,425,923
Goodwill	4,087,554	1,814,317

Total assets	$112,626,845	$70,171,461

Liabilities and shareholders' equity
Current liabilities
Current maturities of long-term debt	$4,060,016	$3,401,574
Lines of credit and short-term borrowings	23,164,851	15,025,023
Current maturities of operating lease liabilities	588,653	—
Accounts payable	20,314,408	7,285,392
Accrued expenses and other current liabilities	11,266,008	5,599,702
Contract liabilities	6,027,578	3,153,290
Total current liabilities	65,421,514	34,464,981

Long-term debt, less current maturities	13,494,084	9,020,774
Long-term operating lease liabilities	1,015,624	—
Deferred tax liability	4,455,079	2,033,433
Total liabilities	84,386,301	45,519,188

Shareholders' equity

Preferred stock, $.0001 par value Authorized 1,000,000 shares, 0 issued and outstanding at September 30, 2022 and 206 issued and outstanding at September 30, 2021	—	—

Common stock, $.0001 par value Authorized 50,000,000 shares, 17,885,615 issued and 16,667,185 outstanding at September 30, 2022 and 14,839,836 issued and 13,621,406 outstanding at September 30, 2021	1,789	1,484

Treasury stock, 1,218,430 shares at September 30, 2022 and 2021	(122)	(122)

Additional paid in capital	60,508,350	60,670,699
Retained deficit	(32,269,473)	(36,019,788)
Total shareholders' equity	28,240,544	24,652,273
Total liabilities and shareholders' equity	$112,626,845	$70,171,461

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

For the years ended September 30, 2022 and 2021

	As Restated	As Restated
	2022	2021
Revenue	$197,590,000	$122,465,826

Cost of revenues	175,219,252	109,544,804

Gross profit	22,370,748	12,921,022

Selling and administrative expenses	15,878,138	14,044,232
Income (loss) from operations	6,492,610	(1,123,210)

Other income (expense)
Interest income	576	286,645
Other nonoperating expense	(248,006)	(58,742)
Interest expense	(987,689)	(702,993)
Gain on sale of equipment	755,470	681,653
	(479,649)	206,563

Income (loss) before income taxes	6,012,961	(916,647)

Income tax expense (benefit)	2,262,646	(29,129)

Net income (loss)	3,750,315	(887,518)

Dividends on preferred stock	—	284,238

Net income (loss) available to common shareholders	$3,750,315	$(1,171,756)

Weighted average shares outstanding-basic	16,323,790	13,621,406

Weighted average shares-diluted	16,323,790	16,988,424

Earnings (loss) per share
available to common shareholders	$0.23	$(0.09)

Earnings (loss) per share-diluted
available to common shareholders	$0.23	$(0.07)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended September 30, 2022 and 2021

	As Restated	As Restated
	2022	2021
Cash flows from operating activities:
Net income (loss)	$3,750,315	$(887,518)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	5,568,929	4,661,789
Accreted interest on PPP loans	99,758	145,673
Gain on sale of equipment	(755,470)	(681,653)
Provision for deferred taxes	2,421,646	211,677
Provision for loss on contract	248,770	—
Amortization of intangible assets	444,565	230,588
Amortization of operating lease right-of-use assets	98,711	—
Accreted interest on operating lease right-of-use assets	11,802	—
Accreted interest on notes payable	49,638	—
Operating lease payments	(117,558)	—
Increase in contracts receivable	(17,432,706)	(2,845,528)
(Increase) decrease in retainage receivable	(3,526,153)	1,566,283
Decrease (increase) in other receivables	532,462	(533,870)
Increase in contract assets	(7,379,191)	(2,184,539)
Decrease (increase) in prepaid expenses and other	2,948,003	(202,057)
Increase in accounts payable	13,029,016	2,063,170
Increase in accrued expenses and other current liabilities	5,417,842	953,534
Increase (decrease) increase in contract liabilities	2,874,288	(1,698,610)
Net cash provided by operating activities	8,284,667	798,939

Cash flows from investing activities:
Acquisition of Revolt Energy	—	(150,000)
Acquisition of West Virginia Pipeline, net of cash received of $250,000	—	(3,250,000)
Investment in property and equipment	(5,308,189)	(6,047,693)
Acquisition of Ryan Environmental and Ryan Transport	(4,042,057)	—
Proceeds from sales of property and equipment	1,071,723	758,391
Net cash used in investing activities	(8,278,523)	(8,689,302)

Cash flows from financing activities:
Preferred stock redemption	(1,210,525)	—
Preferred dividends paid	—	(309,000)
Borrowings on lines of credit and short-term debt, net of repayments	4,687,099	8,030,407
Principal payments on long-term debt	(4,281,983)	(2,821,125)
Net cash (used in) provided by financing activities	(805,409)	4,900,282

Decrease in cash and cash equivalents	(799,265)	(2,990,081)
Cash and cash equivalents beginning of period	8,226,739	11,216,820
Cash and cash equivalents end of period	$7,427,474	$8,226,739

Supplemental schedule of noncash investing and financing activities:
Purchases of property & equipment under financing agreements	$549,455	$3,349,139
Prepaid insurance premiums financed	$3,352,971	$3,213,402
Note payable to finance West Virginia Pipeline acquisition	$—	$3,000,000
Note payable to refinance short-term borrowing	$—	$2,850,000
Accrued dividends on preferred stock	$—	$52,488
Debt assumed in acquisitions for equipment	$390,445	$205,829
Sellers' note Tri-State Paving acquisition	$936,000	$—
Note payable to finance Tri-State Paving acquisition	$7,500,000	$—
Common stock issued to finance Tri-State Paving acquisition	$1,048,218	$—
Par value of common stock issued from preferred stock coversion	$263	$—
Operating lease liabilities	$1,710,032	$—

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$846,129	$557,320
Income taxes	$50,231	$251,996

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended September 30, 2022 and 2021

						Total
	Common Stock		Additional Paid	Retained	Treasury	Shareholders'
	Shares	Amount	in Capital	Deficit	Stock	Equity

Balance at September 30, 2021, as restated	13,621,406	$1,484	$60,670,699	$(36,019,788)	$(122)	$24,652,273

Net income, as restated	—	—	—	3,750,315	—	3,750,315

Preferred share redemption, net of accrued dividends	—	—	(1,210,525)	—	—	(1,210,525)

Preferred share conversion	2,626,492	263	—	—	—	263

Shares issued for Tri-State Paving acquisition	419,287	42	1,048,176	—	—	1,048,218

Balance at September 30, 2022, as restated	16,667,185	$1,789	$60,508,350	$(32,269,473)	$(122)	$28,240,544

Balance at September 30, 2020, as previously reported	13,621,406	$1,484	$60,670,699	$(34,848,032)	$(122)	$25,824,029

Net loss, as restated	—	—	—	(887,518)	—	(887,518)

Accrued preferred dividends	—	—	—	(284,238)	—	(284,238)

Balance at September 30, 2021, as restated	13,621,406	$1,484	$60,670,699	$(36,019,788)	$(122)	$24,652,273

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION:

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

Revenue Recognition

The Company recognizes revenue as performance obligations are satisfied and control of the promised goods and service is transferred to the customer. For Lump Sum and Unit Price contracts, revenue is ordinarily recognized over time as control is transferred to the customers by measuring the progress toward complete satisfaction of the performance obligation(s) using an input (i.e., “cost to cost”) method. For Cost Plus and Time and Material (“T&M”) contracts, revenue is ordinarily recognized over time as control is transferred to the customers by measuring the progress toward satisfaction of the performance obligation(s) using an output method.

The Company does have certain service and maintenance contracts in which each customer purchase order is considered its own performance obligation recognized over time and would be recognized depending on the type of contract mentioned above. The Company also does certain T&M service work that is generally completed in a short duration and is recognized at a point in time.

All contract costs, including those associated with affirmative claims, change orders and back charges, are recorded as incurred and revisions to estimated total costs are reflected as soon as the obligation to perform is determined. Contract costs consist of direct costs on contracts, including labor and materials, amounts payable to subcontractors and outside equipment providers, direct overhead costs and internal equipment expense (primarily depreciation, fuel, maintenance, and repairs).

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

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed-rate debt was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $25.1 million, as restated, at September 30, 2022 was $24.3 million, as restated. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $20.0 million, as restated, at September 30, 2021 was $19.7 million, as restated.

All other current assets and liabilities are carried at a net realizable value which approximates fair value because of their short duration to maturity.

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

Self -Insurance

The Company has its workers compensation, general liability and auto insurance through a captive insurance company. While the Company believes that this arrangement has been very beneficial in reducing and stabilizing insurance costs, the Company has to maintain a surety deposit to guarantee payment of premiums. The surety deposit had a balance of $1.8 million and $2.1 million as of September 30, 2022 and 2021, respectively, which is in “Prepaid expenses and other” on the Company’s Consolidated Balance Sheets. Should the captive experience severe losses over an extended period, it could increase the Company’s insurance expense or surety deposit required.

Advertising

All advertising costs are expensed as incurred. Total advertising expenses were $17,000 and $55,000 for the years ended September 30, 2022 and 2021, respectively.

Stock Compensation Plans

The Company accounts for its equity-based compensation as prescribed by U.S. GAAP for share-based payments. The Company has adopted a fair value-based method of accounting for employee equity-based plans, whereby compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. As a result, compensation expense relating to stock compensation plans will be reflected in net income as part of “Selling and administrative expenses” on the consolidated statements of income (loss).

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

Under certain collective bargaining agreements, the applicable Energy Services subsidiary is required to make contributions to multi-employer pension plans. If the subsidiary were to cease participation in one or more of these plans, a liability could potentially be assessed related to any underfunding of these plans. The amount of such an assessment, were one to be made, cannot be reasonably estimated.

Litigation Costs

The Company recognizes reserves when it is probable that liability has been incurred and the amount of loss can be reasonably estimated. Litigation costs are expensed as incurred.

New Accounting Pronouncements

On October 28, 2021, the FASB released Accounting Standards Update (“ASU”) 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”. The amendments of this ASU require entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The amendments are effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022. For all other entities they are effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. Entities should apply the amendments prospectively to business combinations that occur after the effective date. Early adoption is permitted, including in any interim period, for public business entities for periods for which financial statements have not yet been issued, and for all other entities for periods for which financial statements have not yet been made available for issuance. The Company is currently assessing the effect that ASU 2021-08 will have on their results of operations, financial position, and cash flows; however, the Company does not expect a significant impact.

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

3.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On May 12, 2023, the audit committee of the Board of Directors of Energy Services, after considering the recommendation of management, concluded: that (a) the Company’s previously issued audited consolidated financial statements for the fiscal years ended September 30, 2022 and 2021 included in the Company’s annual reports on Form 10-K for the fiscal years ended September 30, 2022 and 2021, and (b) the Company’s unaudited consolidated financial statements for the periods ended June 30, 2021, December 31, 2021, March 31, 2022, June 30, 2022 and December 31, 2022 as reported in the Company’s quarterly reports on Form 10-Q for those periods (together, the “Reports”) should no longer be relied upon and have been restated.

Due to the economic uncertainties created by COVID-19 and limited operating funds available, the Company applied for loans under the PPP.  On April 15, 2020, the Company and its subsidiaries, C.J. Hughes, Contractors Rental, and Nitro, entered into separate PPP notes effective April 7, 2020, with its Lender in an aggregate principal amount of $13.1 million pursuant to the PPP Loans. In a special meeting held on April 27, 2020, the Board of Directors of the Company unanimously voted to return $3.3 million of the PPP Loans after discussing the financing needs of the Company and subsidiaries. That left the Company and subsidiaries with $9.8 million in PPP Loans to fund operations. During fiscal year 2021, the Company received notice that the SBA had granted forgiveness of the $9.8 million of PPP Loans and the SBA repaid the Lender in full. The forgiveness was recorded as other income for the fiscal year ended September 30, 2021.

During April 2023, management received notification from the SBA that one of the Company’s forgiveness applications related to the PPP Loans was under review. As part of the review, the SBA requested additional payroll information. Additionally, the SBA requested information regarding the ability of the Company’s affiliates to meet SBA size standards and/or PPP corporate maximum limits.  The requested information was subsequently provided to the SBA through the Lender. The Company recognizes that there is a possibility that the SBA could reverse its previous determination on the forgiveness of the PPP Loans. As a result of this uncertainty, the Company restated the previously issued financial statements of the Company that were included in the Reports.

The Company has identified the misstatements described below, and this Amendment restates the previously issued financial statements of the Company and certain other related disclosures that were included in the Original Report. The Company has recorded a short-term borrowing due to the SBA inquiry for the full $9.8 million, plus accrued interest for all periods presented.

Tables for the income statement impact “As previously reported” and “restated” for Payroll Protection Program loan forgiveness and interest expense for each period between June 30, 2021 and September 30, 2022 are below:

	Three Months Ended June 30, 2021				Nine Months Ended June 30, 2021
	As Previously				As Previously
	Reported	Restated	Change		Reported	Restated	Change
Interest expense	$136,995	$161,866	$24,871	Interest expense	$356,505	$477,034	$120,529
Net income (loss)	9,313,240	(646,389)	(9,959,629)	Net income (loss)	7,354,107	(2,605,522)	(9,959,629)

	Three Months Ended September 30, 2021				Fiscal Year Ended September 30, 2021
	As Previously				As Previously
	Reported	Restated	Change		Reported	Restated	Change
Interest expense	$200,815	$225,959	$25,144	Interest expense	$557,320	$702,993	$145,673
Net income	1,743,148	1,718,004	(25,144)	Net income (loss)	9,097,255	(887,518)	(9,984,773)

	Three Months Ended December 31, 2021
	As Previously
	Reported	Restated	Change
Interest expense	$197,559	$222,703	$25,144
Net income	1,170,980	1,145,836	(25,144)

	Three Months Ended March 31, 2022				Six Months Ended March 31, 2022
	As Previously				As Previously
	Reported	Restated	Change		Reported	Restated	Change
Interest expense	$144,932	$169,530	$24,598	Interest expense	$342,491	$392,233	$49,742
Net loss	(585,803)	(610,401)	(24,598)	Net income	585,177	535,435	(49,742)

	Three Months Ended June 30, 2022				Nine Months Ended June 30, 2022
	As Previously				As Previously
	Reported	Restated	Change		Reported	Restated	Change
Interest expense	$206,394	$231,265	$24,871	Interest expense	$548,885	$623,498	$74,613
Net income	1,622,114	1,597,243	(24,871)	Net income	2,207,291	2,132,678	(74,613)

	Three Months Ended September 30, 2022				Fiscal Year Ended September 30, 2022
	As Previously				As Previously
	Reported	Restated	Change		Reported	Restated	Change
Interest expense	$339,046	$364,191	$25,145	Interest expense	$887,931	$987,689	$99,758
Net income	1,642,782	1,617,637	(25,145)	Net income	3,850,073	3,750,315	(99,758)

Tables for the balance sheet impact “As previously reported” and “restated” for lines of credit and short-term borrowings for each period end date between June 30, 2021 and September 30, 2022 are below:

	June 30, 2021
	As Reported	Restated	Change
Lines of credit and short-term borrowings	$2,345,385	$12,305,014	$9,959,629
Shareholders' equity	32,946,386	22,986,757	(9,959,629)

	September 30, 2021
	As Previously
	Reported	Restated	Change
Lines of credit and short-term borrowings	$5,040,250	$15,025,023	$9,984,773
Shareholders' equity	34,637,046	24,652,273	(9,984,773)

	December 31, 2021
	As Previously
	Reported	Restated	Change
Lines of credit and short-term borrowings	$4,500,000	$14,509,917	$10,009,917
Shareholders' equity	34,597,764	24,587,847	(10,009,917)

	March 31, 2022
	As Previously
	Reported	Restated	Change
Lines of credit and short-term borrowings	$2,236,362	$12,270,877	$10,034,515
Shareholders' equity	34,011,961	23,977,446	(10,034,515)

	June 30, 2022
	As Previously
	Reported	Restated	Change
Lines of credit and short-term borrowings	$3,508,341	$13,567,727	$10,059,386
Shareholders' equity	36,682,293	26,622,907	(10,059,386)

	September 30, 2022
	As Previously
	Reported	Restated	Change
Lines of credit and short-term borrowings	$13,080,320	$23,164,851	$10,084,531
Shareholders' equity	38,325,075	28,240,544	(10,084,531)

4.	REVENUE RECOGNITION

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

Our contract assets include cost and estimated earnings in excess of billings that represent amounts earned and reimbursable under contracts, including claim recovery estimates, but have a conditional right for billing and payment such as achievement of milestones or completion of the project. Except for customer affirmative claims, generally, such unbilled amounts will become billable according to the contract terms and generally will be billed and collected over the next three months. Settlement with the customer of outstanding affirmative claims is dependent on the claims resolution process and could extend beyond one year. Based on our historical experience, we generally consider the collection risk related to billable amounts to be low. When events or conditions indicate that it is probable that the amounts outstanding become unbillable, the transaction price and associated contract asset is reduced.

Our contract liabilities consist of provisions for losses and billings in excess of costs and estimated earnings. Provisions for losses, if incurred, are recognized in the consolidated statements of income (loss) at the uncompleted performance obligation level for total estimated losses in the period that evidence indicates that the estimated total cost of a performance obligation exceeds its estimated total revenue. Billings in excess of costs and estimated earnings are billings to customers on contracts in advance of work performed, including advance payments negotiated as a contract condition. Generally, unearned project-related costs will be earned over the next twelve months.

5.	DISAGGREGATION OF REVENUE

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

	Year Ended September 30, 2022
			Electrical,
	Gas & Water	Gas & Petroleum	Mechanical,	Total revenue
	Distribution	Transmission	and General	from contracts
Lump sum contracts	$—	$—	$49,451,175	$49,451,175
Unit price contracts	53,311,569	55,637,622	525,092	109,474,283
Cost plus and T&M contracts	—	2,630,879	36,033,663	38,664,542
Total revenue from contracts	$53,311,569	$58,268,501	$86,009,930	$197,590,000

Earned over time	$34,493,112	$54,551,248	$83,557,477	$172,601,837
Earned at point in time	18,818,457	3,717,253	2,452,453	24,988,163
Total revenue from contracts	$53,311,569	$58,268,501	$86,009,930	$197,590,000

	Year Ended September 30, 2021
			Electrical,
	Gas & Water	Gas & Petroleum	Mechanical,	Total revenue
	Distribution	Transmission	and General	from contracts
Lump sum contracts	$—	$—	$37,691,770	$37,691,770
Unit price contracts	40,440,195	20,928,518	—	61,368,713
Cost plus and T&M contracts	—	1,204,965	22,200,378	23,405,343
Total revenue from contracts	$40,440,195	$22,133,483	$59,892,148	$122,465,826

Earned over time	$26,244,396	$20,928,518	$58,796,767	$105,969,681
Earned at point in time	14,195,799	1,204,965	1,095,381	16,496,145
Total revenue from contracts	$40,440,195	$22,133,483	$59,892,148	$122,465,826

6.	CONTRACT BALANCES

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

Accounts receivable-trade, net of allowance for doubtful accounts, contract assets and contract liabilities consisted of the following:

	September 30, 2021	September 30, 2022	Change

Accounts receivable-trade, net of allowance for doubtful accounts	$21,022,207	$38,454,913	$17,432,706

Contract assets
Cost and estimated earnings in excess of billings	$8,730,402	$16,109,593	$7,379,191

Contract liabilities
Billings in excess of cost and estimated earnings	$3,153,290	$6,027,578	$2,874,288

7.	PERFORMANCE OBLIGATIONS

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

8.	ALLOWANCE FOR DOUBTFUL ACCOUNTS

Activity in the Company’s allowance for doubtful accounts consists of the following:

	Year Ended September 30,
	2022	2021

Balance at beginning of year	$70,310	$70,310
Charged to expense	—	—
Deductions for uncollectible receivables written off, net of recoveries	—	—
Balance at end of year	$70,310	$70,310

9.	UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts are included in contract assets on the Consolidated Balance Sheets. Billings in excess of costs and estimated earnings on uncompleted contracts are included in contract liabilities on the Consolidated Balance Sheets.

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

	September 30,	September 30,
	2022	2021
Costs incurred on contracts in progress	$192,957,145	$64,903,618
Estimated earnings, net of estimated losses	28,150,060	13,280,334
	221,107,205	78,183,952
Less billings to date	211,025,190	72,606,840
	$10,082,015	$5,577,112

Costs and estimated earnings in excess of billed on uncompleted contracts	$16,109,593	$8,730,402
Less billings in excess of costs and estimated earnings on uncompleted contracts	6,027,578	3,153,290
	$10,082,015	$5,577,112

The Company’s unaudited backlog at September 30, 2022, and September 30, 2021, was $142.3 million and $72.2 million, respectively.

10.	CLAIMS

The Company does not have any claims receivable as of September 30, 2022 and 2021. Claims receivable is a component of contract assets.

11.	PROVISION FOR LOSS

The Company has one project with a $248,000 provision for loss at September 30, 2022. The provision is recorded as cost of revenues on the Company’s 2022 consolidated statements of income (loss) and accrued expenses and other current liabilities on the Company’s consolidated balance sheet at September 30, 2022.

12.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	Year Ended September 30,
	2022	2021

Land	$2,942,190	$2,748,532
Buildings and leasehold improvements	9,291,898	8,194,827
Operating equipment and vehicles	60,245,329	48,941,730
Office equipment, furniture and fixtures	1,046,172	948,297
Assets not yet in service	210,844	312,319
	73,736,433	61,145,705
Less accumulated depreciation	41,074,646	38,195,686
Property, plant and equipment, net	$32,661,787	$22,950,019

13.	SHORT-TERM DEBT

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

Under the terms of the agreement, the Company must meet the following loan covenants to access the first $12.5 million:

●	Minimum tangible net worth of $21.5 million to be measured quarterly,
●	Minimum traditional debt service coverage of 1.25x to be measured quarterly on a rolling twelve- month basis,
●	Minimum current ratio of 1.50x to be measured quarterly,
●	Maximum debt to tangible net worth ratio (“TNW”) of 1.5x to be measured semi-annually,
●	Full review of accounts receivable aging report and work in progress. The results of the review shall be satisfactory to the lender in its sole and unfettered discretion.

Under the terms of the agreement, the Company must meet the following additional requirements for draw requests causing the borrowings to exceed $12.5 million:

●	Minimum traditional debt service coverage of 2.0x to be measured quarterly on a rolling twelve-month basis,
●	Minimum tangible net worth of $24.0 million to be measured quarterly.

The Company was not in compliance with all covenants but received a waiver on the $12.5 million component of the line of credit at September 30, 2022. The Company projects to be in compliance with all covenants associated with the $12.5 million component for the next twelve months.

Insurance Premiums Financed

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

Paycheck Protection Program Loans

Due to the economic uncertainties created by COVID-19 and limited operating funds available, the Company applied for loans under the PPP.  On April 15, 2020, the Company and its subsidiaries, C.J. Hughes, Contractors Rental and Nitro, entered into separate PPP notes effective April 7, 2020, with its Lender in an aggregate principal amount of $13.1 million pursuant to the PPP Loans. In a special meeting held on April 27, 2020, the Board of Directors of the Company unanimously voted to return $3.3 million of the PPP Loans after discussing the financing needs of the Company and subsidiaries. That left the Company and subsidiaries with $9.8 million in PPP Loans to fund operations. During fiscal year 2021, the Company received notice that the SBA had granted forgiveness of the $9.8 million of PPP Loans and the SBA repaid the Lender in full. The forgiveness was recorded as other income for the fiscal year ended September 30, 2021.

During April 2023, management received notification from the SBA that one of the Company’s forgiveness applications related to the PPP Loans was under review. As part of the review, the SBA requested additional payroll information. Additionally, the SBA requested information regarding the ability of the Company’s affiliates to meet SBA size standards and/or PPP corporate maximum limits.  The requested information was subsequently provided to the SBA through the Lender. The Company recognizes that there is a possibility that the SBA could reverse its previous determination on the forgiveness of the PPP Loans. As a result of this uncertainty, the Company restated the previously issued financial statements of the Company that were included in the Reports. The Company has recorded a short-term borrowing due to the SBA inquiry for the full $9.8 million, plus accrued interest for all periods presented.

14.	SHORT-TERM AND LONG-TERM DEBT

A summary of short-term and long-term debt as of September 30, 2022 and 2021 is as follows:

	As Restated	As Restated
	2022	2021

Line of credit payable to bank, variable interest rate of 5.50% at September 30, 2022, final payment due by June 28, 2023, guaranteed by certain directors of the Company. See also Note 5.	$12,500,000	$4,500,000

Paycheck Protection Program loans from Small Business Administration, 1.0% simple interest, initially forgiven in the fiscal year ended September 30, 2021. Final forgiveness decision has not been determined.	10,084,531	9,984,773

Term notes payable to United Bank, WV Pipeline acquisition, due in monthly installments of $64,853, fixed interest at 4.25%, final payment due by March 25, 2026, secured by receivables and equipment, guaranteed by certain directors of the Company.	2,529,421	3,183,549

Notes payable to finance companies, due in monthly installments totaling $59,500 at September 30, 2022 and $70,062 at September 30, 2021, including interest ranging from 0.00% to 5.50%, final payments due October 2022 through August 2026, secured by equipment.	889,165	1,066,580

Note payable to finance company for insurance premiums financed, due in monthly installments totaling $282,297 in FY 2022 and $272,000 in FY 2021, including interest rate at 3.27%, final payment December 2022.	580,320	540,250

Notes payable to bank, due in monthly installments totaling $7,848, including interest at 4.82%, final payment due November 2034 secured by building and property.	867,383	919,017

Notes payable to bank, due in monthly installments totaling $12,193, variable interest of 7.25% at September 30, 2022, final payment due November 2025 secured by building and property, guaranteed by certain directors of the Company.	412,917	530,750

Notes payable to bank, due in monthly installments totaling $98,865, including interest at 4.99%, final payment due June 2022 secured by equipment, guaranteed by certain directors of the Company.	—	872,452

Notes payable to David Bolton and Daniel Bolton, due in annual installments totaling $500,000, including interest at 3.25%, final payment due December 31, 2026, unsecured	2,380,000	2,850,000

Notes payable to bank, fixed interest at 4.25% of outstanding balance due in monthly installments between January 2021 and January 2022. Note payments due in monthly installments totaling $68,150, including variable interest rate of 7.25% at September 30, 2022, with final payment due September 2026, secured by equipment, guaranteed by certain directors of the Company.	2,549,281	3,000,000

Term notes payable to United Bank, Tri-State Paving acquisition, due in monthly installments of $129,910, fixed interest at 4.25%, final payment due by June 1, 2027, secured by receivables and equipment, guaranteed by certain directors of the Company.	6,982,097	—

Notes payable to Corns Enterprises, due in annual installments totaling $250,000, including interest at 3.50%, final payment due April 29, 2026, unsecured	943,836	—

Total debt	$40,718,951	$27,447,371

Less current maturities	27,224,867	18,426,597

Total long-term debt	$13,494,084	$9,020,774

At September 30, 2022, future expected payments due on short-term and long-term debt are as follows:

2023 (as restated)	$27,224,867
2024	4,061,665
2025	4,170,114
2026	3,569,091
2027	1,069,272
Thereafter	623,942
$40,718,951

15.	INCOME TAXES

The components of income taxes are as follows:

	Year Ended September 30,
	2022	2021

Federal
Current	$78,000	$(187,829)
Deferred	1,686,864	165,108
Total	1,764,864	(22,721)

State
Current	22,000	(52,977)
Deferred	475,782	46,569
Total	497,782	(6,408)

Total income tax expense (benefit)	$2,262,646	$(29,129)

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

The income tax expense for the fiscal year ended September 30, 2022 was $2.3 million and was due to an increase in taxable income. The income tax benefit for the fiscal year ended September 30, 2021, was ($29,000).

The effective income tax rate for the fiscal year ended September 30, 2022 was 37.6%. The effective income tax rate for the fiscal year ended September 30, 2021, was (3.2%). Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income or loss, non-taxable and non-deductible expenses.

	As Restated
	Year Ended September 30,
	2022	2021

Statutory rate	21.0%	(21.0)%
State income taxes	6.0%	(6.0)%
Non-deductible meals and other	10.6%	23.8%
Effective tax rate	37.6%	(3.2)%

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

16.	EARNINGS PER SHARE

Earnings per share for the years ended September 30, 2022, and 2021 are as follow:

	As Restated
	Year Ended	Year Ended
	September 30,	September 30,
	2022	2021

Net income (loss)	$3,750,315	$(887,518)

Dividends on preferred stock	—	284,238

Income (loss) available to common shareholders	$3,750,315	$(1,171,756)

Weighted average shares outstanding-basic	16,323,790	13,621,406

Weighted average shares outstanding-diluted	16,323,790	16,988,424

Earnings (loss) per share available to common shareholders	$0.23	$(0.09)

Earnings (loss) per share available to common shareholders-diluted	$0.23	$(0.07)

17.	STOCK PURCHASE PLAN

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

18.	LONG TERM INCENTIVE PLAN

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

19.	RELATED PARTY TRANSACTIONS

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

Subsequent to the April 29, 2022, acquisition of Tri-State Paving, the Company entered into a operating lease for facilities in Hurricane, West Virginia with Corns Enterprises. This thirty-six-month lease is treated as a right-to-use asset and has payments of $7,000 per month. The total net present value at inception was $236,000 with a carrying value of $205,000 at September 30, 2022.

SQP made an equity investment of $156,000 in 1030 Quarrier Development, LLC (“Development”) in August 2022. Development is a variable interest entity (“VIE”) that is 75% owned by 1030 Quarrier Ventures, LLC (“Ventures”) and 25% owned by SQP. SQP is not the primary beneficiary of the VIE and therefore will not consolidate Development into its consolidated financial statements. Instead, SQP will apply the equity method of accounting for its investment in Development. Development, a 1% owner, and United Bank, a 99% owner, formed 1030 Quarrier Landlord, LLC (“Landlord”). Landlord decided to pursue the following development project (the “Project”): An old building at 1030 Quarrier Street, Charleston, West Virginia as well as associated land (the “Property”) was purchased to be developed/rehabilitated into a commercial project including apartments and commercial space.

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

20.	LEASE OBLIGATIONS

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

The Company has a right-of-use operating lease with Enterprise Fleet Management, Inc. acquired on August 11, 2022, as part of the Ryan Environmental acquisition. This lease agreement was initially for 31 vehicles to be used by Ryan Construction; however, the Company plans to add vehicles as it finds necessary. This lease had a net present value of $1.2 million at inception, which approximates the carrying value at September 30, 2022. The 4.5% interest rate on the operating lease is based on the Company’s incremental borrowing rate at inception.

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
$117,558

The Company rents equipment for use on construction projects with rental agreements being week to week or month to month. Rental expense can vary by fiscal year due to equipment requirements on construction projects and the availability of Company owned equipment. Rental expense, which is included in cost of goods sold on the consolidated statements of income (loss), was $9.8 million and $3.6 million for the years ended September 30, 2022, and 2021, respectively.

21.	MAJOR CUSTOMERS

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

* Less than 10.0% and included in “All other” if applicable

Virtually all work performed for major customers was awarded under competitive bid fixed price or unit price arrangements. The loss of a major customer could have a severe impact on the profitability of the operations of the Company. However, due to the nature of the Company’s operations, the major customers and sources of revenues may change from year to year.

22.	RETIREMENT AND EMPLOYEE BENEFIT PLANS

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

C. J. Hughes contributed $22,000 and $26,000 to the union plan for the fiscal years September 30, 2022 and 2021, respectively. Additionally, each plan year, C. J. Hughes may make a discretionary profit-sharing contribution for participants who are actively employed on the last day of the plan year. No discretionary profit-sharing contribution was made for the 2022 or 2021 plan year.

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

The Company currently does not have any intention of withdrawing from any of the multi-employer pension plans in which it participates.

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

23.	CREDIT RISK

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

24.	COMMITMENTS AND CONTINGENCIES

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

In February 2014, the Company entered into an agreement with a surety company to provide bonding which will suit the Company’s immediate needs. The ability to obtain bonding for future contracts is an important factor in the contracting industry with respect to the type and value of contracts that can be bid on.

Depending upon the size and conditions of a particular contract, the Company may be required to post letters of credit or other collateral in favor of the insurer. Posting these letters or other collateral will reduce our borrowing capabilities. The Company does not anticipate any claims in the foreseeable future. At September 30, 2022, the Company had $82.8 million in performance bonds outstanding.

In the fiscal year 2020, the Company received $9.8 million in PPP Loans. The Company believes it meets the SBA’s certification requirement based on its limited access to capital, weakened business operations during the pandemic and small market value. The Company’s shares of common stock did not trade on a national exchange at that time. However, no assurance can be given as to the outcome if the SBA re-evaluates the Company’s loan certification. The SBA could determine that the Company does not qualify in whole or in part for loan forgiveness. In addition, it is unknown what type of penalties could be assessed against the Company if the SBA disagrees with the Company’s certification. The Company could be required to repay its PPP Loans. Any penalties in addition to the potential repayment of the PPP Loans could negatively impact the Company’s business, financial condition and results of operations and prospects.

25.ACQUISITIONS

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

On April 29, 2022, the Company completed the acquisition of Tri-State Paving LLC, located in Hurricane, West Virginia. Pursuant to the Asset Purchase Agreement (“Agreement”) signed on April 6, 2022, and amended on April 29, 2022, the Company acquired substantially all the assets (including but not limited to customer contracts, employees, and equipment) of Tri-State Paving, LLC for $7.5 million in cash, a $1.0 million promissory note, and $1.0 million in Energy Services common stock. The $7.5 million in cash was funded through a loan from United Bank and the transaction resulted in the issuance of 419,287 common shares.

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

26.GOODWILL AND INTANGIBLE ASSETS

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

27.SUBSEQUENT EVENTS

On October 10, 2022, the Company entered into a $3.1 million promissory note agreement with United Bank to finance the Ryan Environmental acquisition. This is a five-year agreement with a fixed interest rate of 6.0% and monthly payments of $59,932 beginning on November 10, 2022.

In February 2018, the Company filed a lawsuit against a former customer in the United States District Court for the Western District of Pennsylvania. The lawsuit is related to a dispute over work performed on a pipeline construction project. On November 16, 2022, a Judgement Order was issued, and the Company was awarded $13.1 million, of which $5.8 million was the jury award, $1.6 million was for attorney’s fees, and $5.7 million was for penalties and interest. None of the awards had been recognized in the Company’s consolidated financial statements as of September 30, 2022. The Company’s attorney’s fees have been expensed as incurred. On December 16, 2022, the Defendant filed a notice of appeal with the court.

Management has evaluated all subsequent events for accounting and disclosure. There have been no other material events during the period, other than noted above, that would either impact the results reflected in the report or the Company’s results going forward.