Form 10-Q/A
period 2022-12-31
Energy Services of America CORP
filed 2023-05-31
CIK 1357971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Energy Services of America Corporation (“Energy Services” or the “Company”) is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) to amend its Quarterly Report on Form 10-Q for the three months ended December 31, 2022, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 13, 2023 (the “Original Report”). In filing this amendment, the Company is restating its previously issued unaudited financial statements for the three months ended December 31, 2022 and 2021 to account for misstatements related to accounting for loans under the Paycheck Protection Program (“PPP”). Those previously issued unaudited financial statements should no longer be relied upon. Except as described below, all other information in, and the exhibits to, the Original Report remain unchanged. This Amendment speaks as of the date of the Original Report and the Company has not updated the Original Report to reflect events occurring subsequent to the date of the Original Report. All information contained in this Amendment is subject to updating and supplementing as provided in our reports filed with the SEC subsequent to the date of the Original Report. Accordingly, this Amendment should be read in conjunction with our filings made with the SEC subsequent to the Original Report.

Background and Effects of the Restatement

On May 12, 2023, the audit committee of the Board of Directors of Energy Services of America, after considering the recommendation of management, concluded: that (a) the Company’s previously issued audited consolidated financial statements for the fiscal years ended September 30, 2022 and 2021, and the related reports of its independent registered public accounting firm, Baker Tilly US, LLP (“Baker Tilly”), included in the Company’s annual reports on Form 10-K for the fiscal years ended September 30, 2022 and 2021, and (b) the Company’s unaudited consolidated financial statements for the periods ended June 30, 2021, December 31, 2021, March 31, 2022, June 30, 2022 and December 31, 2022 as reported in the Company’s quarterly reports on Form 10-Q for those periods (together, the “Reports”) should no longer be relied upon and have been restated.

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

The Company has identified the misstatements described below, and this Amendment restates the previously issued unaudited financial statements of the Company and certain other related disclosures at or for the three months ended December 31, 2022 and 2021 that were included in the Original Report. The Company has recorded a short-term borrowing due to the SBA inquiry for the full $9.8 million, plus accrued interest for all periods presented.

Tables for the income statement impact “As previously reported” and “restated” for Payroll Protection Program loan forgiveness and interest expense for the three months ended December 31, 2022 and 2021 are below:

	Three Months Ended December 31, 2022
	As Previously
	Reported	Restated	Change
Interest expense	$474,284	$499,428	$25,144
Net income	163,518	138,374	(25,144)

	Three Months Ended December 31, 2021
	As Previously
	Reported	Restated	Change
Interest expense	$197,559	$222,703	$25,144
Net income	1,170,980	1,145,836	(25,144)

Tables for the balance sheet impact “As previously reported” and “restated” for lines of credit and short-term borrowings at September 30, 2022 and 2021 and at December 31, 2022 and December 31, 2021 are below:

	September 30, 2022
	As Previously
	Reported	Restated	Change
Lines of credit and short-term borrowings	$13,080,320	$23,164,851	$10,084,531
Shareholders' equity	38,325,075	28,240,544	(10,084,531)

	September 30, 2021
	As Previously
	Reported	Restated	Change
Lines of credit and short-term borrowings	$5,040,250	$15,025,023	$9,984,773
Shareholders' equity	34,637,046	24,652,273	(9,984,773)

	December 31, 2022
	As Previously
	Reported	Restated	Change
Lines of credit and short-term borrowings	$12,500,000	$22,609,675	$10,109,675
Shareholders' equity	38,488,593	28,378,918	(10,109,675)

	December 31, 2021
	As Previously
	Reported	Restated	Change
Lines of credit and short-term borrowings	$4,500,000	$14,509,917	$10,009,917
Shareholders' equity	34,597,764	24,587,847	(10,009,917)

Disclosure Controls and Procedures

Management re-evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022 and has concluded that our disclosure controls and procedures were not effective as of that date because of the identification of a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial reports will not be prevented or detected on a timely basis. The existence of one or more material weaknesses precludes a conclusion by management that a company’s disclosure controls and procedures are effective. Management has taken, and is taking additional steps, as described under “Remediation Plan and Status” in Item 4 of Part I of this Amendment, to remediate the material weakness in our internal control over financial reporting. For more information regarding the restatement and its impact on our financial statements, refer to Note 3 Restatement of Previously Issued Financial Statements of the Notes to the unaudited Consolidated Financial Statements included within this Amendment.

Items Amended in this Filing

This Amendment amends and restates the following Items 1, 2 and 4 appearing in Part I, and Item 6 appearing in Part II. Except as noted above, no other information in our Original Report is amended and is repeated herein solely for the reader’s convenience.

1

Part 1. Financial Information

Item 1. Financial Statements (Unaudited):

Energy Services of America Corporation

Consolidated Balance Sheets

Unaudited

	As Restated	As Restated
	December 31,	September 30,
	2022	2022
Assets
Current assets
Cash and cash equivalents	$7,530,907	$7,427,474
Accounts receivable-trade	35,357,058	38,525,223
Allowance for doubtful accounts	(55,538)	(70,310)
Retainages receivable	4,989,451	4,443,679
Other receivables	13,699	10,866
Contract assets	14,397,681	16,109,593
Prepaid expenses and other	3,170,481	3,945,968
Total current assets	65,403,739	70,392,493

Property, plant and equipment, at cost	75,859,708	73,736,433
less accumulated depreciation	(42,647,308)	(41,074,646)
Total property and equipment, net	33,212,400	32,661,787

Right-of-use assets-operating lease	1,478,781	1,611,321
Intangible assets, net	3,740,910	3,873,690
Goodwill	4,087,554	4,087,554
Total assets	$107,923,384	$112,626,845

Liabilities and shareholders’ equity
Current liabilities
Current maturities of long-term debt	$4,575,060	$4,060,016
Lines of credit and short-term borrowings	22,609,675	23,164,851
Current maturities of operating lease liabilities	506,606	588,653
Accounts payable	14,984,022	20,314,408
Accrued expenses and other current liabilities	8,814,256	11,266,008
Contract liabilities	8,611,883	6,027,578
Total current liabilities	60,101,502	65,421,514

Long-term debt, less current maturities	14,444,751	13,494,084
Long-term operating lease liabilities, less current maturities	965,012	1,015,624
Deferred tax liability	4,033,201	4,455,079
Total liabilities	79,544,466	84,386,301

Shareholders’ equity

Common stock, $.0001 par value Authorized 50,000,000 shares, 17,885,615 issued and 16,667,185 outstanding at December 31, 2022 and September 30, 2022	1,789	1,789

Treasury stock, 1,218,430 shares at December 31, 2022 and September 30, 2022	(122)	(122)

Additional paid in capital	60,508,350	60,508,350
Retained deficit	(32,131,099)	(32,269,473)

Total shareholders’ equity	28,378,918	28,240,544

Total liabilities and shareholders’ equity	$107,923,384	$112,626,845

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Income

Unaudited

	As Restated	As Restated
	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2022	2021
Revenue	$60,042,585	$42,659,125

Cost of revenues	54,056,323	37,350,752

Gross profit	5,986,262	5,308,373

Selling and administrative expenses	5,316,138	3,632,595
Income from operations	670,124	1,675,778

Other income (expense)
Interest income	72	576
Other nonoperating expense	(80,663)	(153,428)
Interest expense	(499,428)	(222,703)
(Loss) gain on sale of equipment	(31,343)	339,896
	(611,362)	(35,659)

Income before income taxes	58,762	1,640,119

Income tax (benefit) expense	(79,612)	494,283

Net income	$138,374	$1,145,836

Weighted average shares outstanding-basic	16,667,185	16,247,898

Weighted average shares-diluted	16,667,185	16,247,898

Earnings per share-basic	$0.01	$0.07

Earnings per share-diluted	$0.01	$0.07

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Cash Flows

Unaudited

	As Restated	As Restated
	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2022	2021
Cash flows from operating activities:

Net income, as restated	$138,374	$1,145,836
Adjustments to reconcile net income to net cash provided by operating activities:
Accreted interest on PPP loans	25,144	25,144
Depreciation expense	1,762,322	1,304,496
Loss (gain) on sale of equipment	31,343	(339,896)
Deferred income tax benefit	(421,878)	(367,010)
Amortization of intangible assets	132,780	119,456
Accreted interest on notes payable	10,599	—
Decrease (increase) in accounts receivable	3,153,393	(4,265,751)
Increase in retainage receivable	(545,772)	(551,585)
(Increase) decrease in other receivables	(2,833)	494,771
Decrease in contract assets	1,711,912	2,815,751
Decrease in prepaid expenses and other	775,487	750,846
(Decrease) increase in accounts payable	(5,330,386)	58,226
(Decrease) increase in accrued expenses and other current liabilities	(2,451,871)	837,579
Increase in contract liabilities	2,584,305	4,375,775
Net cash provided by operating activities	1,572,919	6,403,638

Cash flows from investing activities:
Investment in property and equipment	(2,348,901)	(942,703)
Proceeds from sales of property and equipment	92,815	463,862
Net cash used in investing activities	(2,256,086)	(478,841)

Cash flows from financing activities:
Preferred stock redemption	—	(1,262,750)
Borrowings on lines of credit and short-term debt, net of (repayments)	(580,320)	(540,250)
Proceeds from long-term debt	3,100,000	—
Principal payments on long-term debt	(1,733,080)	(1,215,390)
Net cash provided by (used in) financing activities	786,600	(3,018,390)
Increase in cash and cash equivalents	103,433	2,906,407
Cash and cash equivalents beginning of period	7,427,474	8,226,739
Cash and cash equivalents end of period	$7,530,907	$11,133,146

Supplemental schedule of noncash investing and financing activities:
Purchases of property & equipment under financing agreements	$88,192	$240,145
Par value of common stock issued from preferred stock conversion	$—	$263

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$472,960	$186,580

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Changes in Shareholders’ Equity

For the three months ended December 31, 2022 and 2021

Unaudited

						Total
	Common Stock		Additional Paid	Retained	Treasury	Shareholders’
	Shares	Amount	in Capital	Deficit	Stock	Equity

Balance at September 30, 2022, as restated	16,667,185	$1,789	$60,508,350	$(32,269,473)	$(122)	$28,240,544

Net income, as restated	—	—	—	138,374	—	138,374

Balance at December 31, 2022, as restated	16,667,185	$1,789	$60,508,350	$(32,131,099)	$(122)	$28,378,918

						Total
	Common Stock		Additional Paid	Retained	Treasury	Shareholders’
	Shares	Amount	in Capital	Deficit	Stock	Equity
Balance at September 30, 2021, as restated	13,621,406	$1,484	$60,670,699	$(36,019,788)	$(122)	$24,652,273

Net income, as restated	—	—	—	1,145,836	—	1,145,836

Preferred share redemption, net of accrued dividends at September 30, 2021	—	—	(1,210,525)	—	—	(1,210,525)

Preferred share conversion	2,626,492	263	—	—	—	263

Balance at December 31, 2021, as restated	16,247,898	$1,747	$59,460,174	$(34,873,952)	$(122)	$27,214,339

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

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto for the years ended September 30, 2022, and 2021 included in the Company’s Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on May 31, 2023.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to the interim financial reporting rules and regulations of the SEC. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three months ended December 31, 2022, and 2021 are not necessarily indicative of the results to be expected for the full year or any other interim period.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Please refer to Note 2 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements in the Company’s Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2022 for a more detailed discussion of our significant accounting policies. There were no material changes to these significant accounting policies during the three months ended December 31, 2022.

3. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On May 12, 2023, the audit committee of the Board of Directors of Energy Services, after considering the recommendation of management, concluded: that (a) the Company’s previously issued audited consolidated financial statements for the fiscal years ended September 30, 2022 and 2021, included in the Company’s annual reports on Form 10-K for the fiscal years ended September 30, 2022 and 2021, and (b) the Company’s unaudited consolidated financial statements for the periods ended June 30, 2021, December 31, 2021, March 31, 2022, June 30, 2022 and December 31, 2022 as reported in the Company’s quarterly reports on Form 10-Q for those periods (together, the “Reports”) should no longer be relied upon and have been restated.

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

The Company has identified the misstatements described below, and this Amendment restates the previously issued unaudited financial statements of the Company and certain other related disclosures at or for the three months ended December 31, 2022 and 2021 that were included in the Original Report. The Company has recorded a short-term borrowing due to the SBA inquiry for the full $9.8 million, plus accrued interest for all periods presented.

Tables for the income statement impact “As previously reported” and “restated” for Payroll Protection Program loan forgiveness and interest expense for the three months ended December 31, 2022 and 2021 are below:

	Three Months Ended December 31, 2022
	As
	Previously
	Reported	Restated	Change
Interest expense	$474,284	$499,428	$25,144
Net income	163,518	138,374	(25,144)

	Three Months Ended December 31, 2021
	As
	Previously
	Reported	Restated	Change
Interest expense	$197,559	$222,703	$25,144
Net income	1,170,980	1,145,836	(25,144)

Tables for the balance sheet impact “As previously reported” and “restated” for lines of credit and short-term borrowings at September 30, 2022 and 2021 and at December 31, 2022 and December 31, 2021 are below:

	September 30, 2022
	As
	Previously
	Reported	Restated	Change
Lines of credit and short-term borrowings	$13,080,320	$23,164,851	$10,084,531
Shareholders' equity	38,325,075	28,240,544	(10,084,531)

	September 30, 2021
	As
	Previously
	Reported	Restated	Change
Lines of credit and short-term borrowings	$5,040,250	$15,025,023	$9,984,773
Shareholders' equity	34,637,046	24,652,273	(9,984,773)

	December 31, 2022
	As
	Previously
	Reported	Restated	Change
Lines of credit and short-term borrowings	$12,500,000	$22,609,675	$10,109,675
Shareholders' equity	38,488,593	28,378,918	(10,109,675)

	December 31, 2021
	As
	Previously
	Reported	Restated	Change
Lines of credit and short-term borrowings	$4,500,000	$14,509,917	$10,009,917
Shareholders' equity	34,597,764	24,587,847	(10,009,917)

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

7.  PERFORMANCE OBLIGATIONS

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

8.  UNCOMPLETED CONTRACTS

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

9.  FAIR VALUE MEASUREMENTS

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

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed-rate debt was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $26.2 million, as restated, at December 31, 2022 was $24.8 million, as restated. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $25.1 million, as restated, at September 30, 2022 was $24.3 million, as restated.

All other current assets and liabilities are carried at a net realizable value which approximates fair value because of their short duration to maturity.

10.  EARNINGS PER SHARE

The amounts used to compute the earnings per share for the three months ended December 31, 2022 and 2021 are summarized below.

	As Restated	As Restated
	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2022	2021
Net income	$138,374	$1,145,836

Weighted average shares outstanding-basic	16,667,185	16,247,898

Weighted average shares-diluted	16,667,185	16,247,898

Earnings per share-basic	$0.01	$0.07

Earnings per share-diluted	$0.01	$0.07

11.  INCOME TAXES

The components of income taxes are as follows:

	Three Months Ended	Three Months Ended
	December 31, 2022	December 31, 2021
Federal
Current	$266,966	$671,808
Deferred	(329,064)	(286,268)
Total	(62,098)	385,540

State
Current	75,299	189,485
Deferred	(92,813)	(80,742)
Total	(17,514)	108,743

Total income tax (benefit) expense	$(79,612)	$494,283

The effective income tax rate for the three months ended December 31, 2022, was (135.5)%, as restated, as compared to 30.1%, as restated, for the same period in 2021. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income and non-deductible expenses.

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

12.  SHORT-TERM AND LONG-TERM DEBT

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

The modified financial covenants for the quarter ended December 31, 2022, and all subsequent quarters, are below:

●	Minimum tangible net worth of $28.0 million,
●	Minimum traditional debt service coverage of 1.50x on a rolling twelve- month basis,
●	Minimum current ratio of 1.20x,
●	Maximum debt to tangible net worth ratio (“TNW”) of 2.75x,
●	Each ratio and covenant shall be determined, tested, and measured as of each calendar quarter beginning December 31, 2022,
●	The Company shall maintain a ratio of Maximum Senior Funded Debt (“SFD”) to Earnings before Interest, Taxes, Depreciation and Amortization (“EBDITA”) equal to or less than 3.5:1. SFD shall mean any funded debt or lease of the

Company, other than subordinated debt. The covenant shall be tested quarterly, as of the end of each fiscal quarter, with EBITDA based on the preceding four quarters.

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

A summary of short-term and long-term debt as of December 31, 2022, and September 30, 2022, is as follows:

	As restated	As restated
	December 31,	September 30,
	2022	2022
Line of credit payable to bank, monthly interest at 7.75%, final payment due by June 28, 2023, guaranteed by certain directors of the Company.	$12,500,000	$12,500,000

Paycheck Protection Program loans from Small Business Administration, including 1.0% simple interest, initially forgiven in the fiscal year ended September 30, 2021. Final forgiveness decision has not been determined.	10,109,675	10,084,531

Notes payable to finance companies, due in monthly installments totaling $32,000 at December 31, 2022 and $60,000 at September 30, 2022, including interest ranging from 0.00% to 6.03%, final payments due January 2023 through August 2026, secured by equipment.	776,551	889,165

Note payable to finance company for insurance premiums financed, due in monthly installments totaling $282,000 in FY 2022 and $272,000 in FY 2021, including interest rate at 3.50%, final payment due November 2022.	—	580,320

Notes payable to bank, due in monthly installments totaling $7,848, including interest at 4.82%, final payment due November 2034 secured by building and property.	854,087	867,383

Notes payable to bank, due in monthly installments totaling $12,464, including interest at 8.75%, final payment due November 2025 secured by building and property, guaranteed by certain directors of the Company.	374,201	412,917

Notes payable to bank, due in monthly installments totaling $59,932, including fixed interest at 6.0%, final payment due October 2027 secured by receivables and equipment, guaranteed by certain directors of the Company.	3,011,436	—

Notes payable to David Bolton and Daniel Bolton, due in annual installments totaling $500,000, including fixed interest at 3.25%, final payment due December 31, 2026, unsecured.	1,637,500	2,380,000

Notes payable to bank, due in monthly installments totaling $68,073, including interest at 8.75%, beginning February 2022 with final payment due September 2026, secured by equipment, guaranteed by certain directors of the Company.	2,391,154	2,549,281

Term notes payable to United Bank, Tri-State Paving acquisition, due in monthly installments of $140,000, including fixed interest at 4.50%, final payment due by June 1, 2027, secured by receivables and equipment, guaranteed by certain directors of the Company.	6,666,246	6,982,097

Notes payable to Corns Enterprises, due in annual installments totaling $250,000, including fixed interest at 3.50%, final payment due April 29, 2026, unsecured.	946,935	943,836

Total debt	$41,629,486	$40,718,951

Less current maturities	27,184,735	27,224,867

Total long-term debt	$14,444,751	$13,494,084

13.  GOODWILL AND INTANGIBLE ASSETS

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

14.  LEASE OBLIGATIONS

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

Restatement

The accompanying information gives effect to certain adjustments made to the previously reported financial statements for the three months ended December 31, 2022 and 2021, and as of September 30, 2022. Due to the restatement of these periods, the data set forth in the accompanying management discussion and analysis may not be comparable to discussions and data in our Original Report.

Refer to “Explanatory Note” immediately preceding Item 1 of this Amendment No.1 to the Quarterly Report on Form 10-Q/A and Note 3, “Restatement of Previously Issued Financial Statements” in the accompanying consolidated financial statements for further details related to the restatement and impact on our financial statements.

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

Three Months Ended December 31, 2022, and 2021 Overview

The following is an overview of results from operations for the three months ended December 31, 2022, and 2021:

	As Restated	As Restated
	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2022	2021
Revenue	$60,042,585	$42,659,125

Cost of revenues	54,056,323	37,350,752

Gross profit	5,986,262	5,308,373

Selling and administrative expenses	5,316,138	3,632,595
Income from operations	670,124	1,675,778

Other income (expense)
Interest income	72	576
Other nonoperating expense	(80,663)	(153,428)
Interest expense	(499,428)	(222,703)
(Loss) gain on sale of equipment	(31,343)	339,896
	(611,362)	(35,659)

Income before income taxes	58,762	1,640,119

Income tax (benefit) expense	(79,612)	494,283

Net income	138,374	1,145,836

Weighted average shares outstanding-basic	16,667,185	16,247,898

Weighted average shares-diluted	16,667,185	16,247,898

Earnings per share-basic	$0.01	$0.07

Earnings per share-diluted	$0.01	$0.07

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

Gross Profit. A table comparing the Company’s gross profit for the three months ended December 31, 2022, compared to the three months ended December 31, 2021, is below:

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

Selling and administrative expenses. Total selling and administrative expenses increased by $1.7 million to $5.3 million for the three months ended December 31, 2022, as compared to $3.6 million for the same period in the prior year. Selling and administrative expenses for operations acquired after December 31, 2021 totaled $915,000 for the three months ended December 31, 2022. The remaining increase was primarily related to additional personnel hired to secure and manage work for expected growth in fiscal year 2023.

Other nonoperating (expense) income. Other nonoperating expenses totaled $81,000 for the three months ended December 31, 2022, a decrease of $72,000 from $153,000 for the same period in the prior year.

Interest expense. Interest expense totaled $499,000 for the three months ended December 31, 2022, an increase of $276,000 from $223,000 for the same period in the prior year. The increase in interest expense was primarily due to the financing of recent acquisitions, an increase in line of credit borrowings due to increased work, and an increase in interest rates.

(Loss) Gain on sale of equipment. Loss on sale of equipment totaled ($31,000) for the three months ended December 31, 2022, a decrease of $371,000 from a gain on sale of equipment of $340,000 for the same period in the prior year. The Company sold certain underutilized or non-working pieces of equipment at auction during the three months ended December 31, 2021, with no comparable sale occurring during the three months ended December 31, 2022.

Net income. Income before income taxes was $59,000 for the three months ended December 31, 2022, compared to $1.6 million for the same period in the prior year. The decrease was primarily related to the items mentioned above.

Income tax benefit for the three months ended December 31, 2022, was $80,000 compared to income tax expense of $494,000 for the same period in the prior year. The decrease in income tax expense was due to the decrease in taxable income for the three months ended December 31, 2022 as compared to the prior period.

Net income for the three months ended December 31, 2022, was $138,000, as compared to $1.1 million for the same period in the prior year.

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

Goodwill totaled $4.1 million at December 31, 2022, and September 30, 2022.

The Company had total liabilities of $79.5 million, as restated, at December 31, 2022, a decrease of $4.8 million from the prior fiscal year end balance of $84.4 million, as restated.

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

Lines of credit and short-term borrowings totaled $22.6 million, as restated, at December 31, 2022, a decrease of $555,000 from the prior fiscal year end balance of $23.2 million, as restated. The decrease was due to the repayment of insurance premiums financed.

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

Long-term debt totaled $19.0 million at December 31, 2022, an increase of $1.5 million from the prior fiscal year end balance of $17.6 million. The increase in long-term debt was primarily due to $3.2 million in new debt agreements, partially offset by $1.7 million in debt repayments. The new long-term debt was primarily related to the financing of the equipment obtained in the Ryan Construction acquisition, which was a cash transaction at the time of the acquisition.

Contract liabilities totaled $8.6 million at December 31, 2022, an increase of $2.6 million from the prior fiscal year end balance of $6.0 million. The increase was due to a difference in the timing of project billings at December 31, 2022, as compared to September 30, 2022.

Shareholders’ equity was $28.4 million at December 31, 2022, an increase of $138,000 from the prior fiscal year end balance of $28.2 million. The increase was due to net income of $138,000 for the three months ended December 31, 2022.

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

The modified financial covenants for the quarter ended December 31, 2022, and all subsequent quarters, are below:

●	Minimum tangible net worth of $28.0 million,
●	Minimum traditional debt service coverage of 1.50x on a rolling twelve- month basis,
●	Minimum current ratio of 1.20x,
●	Maximum debt to tangible net worth ratio (“TNW”) of 2.75x,
●	Each ratio and covenant shall be determined, tested, and measured as of each calendar quarter beginning December 31, 2022,
●	The Company shall maintain a ratio of Maximum Senior Funded Debt (“SFD”) to Earnings before Interest, Taxes, Depreciation and Amortization (“EBDITA”) equal to or less than 3.5:1. SFD shall mean any funded debt or lease of the company, other than subordinated debt. The covenant shall be tested quarterly, as of the end of each fiscal quarter, with EBITDA based on the preceding four quarters.

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

During April 2023, management received notification from the SBA that one of the Company’s forgiveness applications related to the PPP Loans was under review. As part of the review, the SBA requested additional payroll information. Additionally, the SBA requested information regarding the ability of the Company’s affiliates to meet SBA size standards and/or PPP corporate maximum limits. The requested information was subsequently provided to the SBA through the Lender. The Company recognizes that there is a possibility that the SBA could reverse its previous determination on the forgiveness of the PPP Loans. As a result of this uncertainty, on May 12, 2023, the audit committee of the Board of Directors of Energy Services, after considering the recommendation of management, concluded: that (a) the Company’s previously issued audited consolidated financial statements for the fiscal years ended September 30, 2022 and 2021, and the related reports of its independent registered public accounting firm, Baker Tilly, included in the Company’s annual reports on Form 10-K for the fiscal years ended September 30, 2022 and 2021, and (b) the Company’s unaudited consolidated financial statements for the periods ended June 30, 2021, December 31, 2021, March 31, 2022, June 30, 2022 and December 31, 2022 as reported in the Company’s quarterly reports on Form 10-Q for those periods should no longer be relied upon and have been restated in the Amendment No. 1 to the Annual Report on Form 10-K/A and this Amendment No. 1 to the Quarterly Report on Form 10-Q/A. The Company has recorded a short-term borrowing due to the SBA inquiry for the full $9.8 million, plus accrued interest for all periods presented.

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

Permanent income tax differences result in an increase or decrease to taxable income and impact the Company’s effective tax rates, which were (135.5%) and 30.1% for the three months ended December 31, 2022 and 2021, respectively. Our tax rate is affected by recurring items, such as non-deductible expenses, which we expect to be fairly consistent in the near term.

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

Accounting for PPP loans

The Company’s accounting for PPP loans reflects management’s best estimate of current and future amounts to be paid. The Company applies significant judgment regarding the determination of PPP loan forgiveness based on the rules established, and subsequently clarified by the SBA, including rules related to the Company’s affiliations and meeting SBA size standards.

Refer to Note 3 “Restatement of Previously Issued Financial Statements” in the accompanying consolidated financial statements for additional details.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2022 were effective. However, subsequent to that assessment, management identified a material weakness in our internal controls as further described in Item 9A in our Amendment No. 1 to the Annual Report on Form 10K/A. Management re-evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022 and has concluded that our disclosure controls and procedures were not effective as of that date because of such material weakness.

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

ITEM 1A. Risk Factors

There have been no material changes in our risk factors from those previously disclosed in Item 1A of Part 1 of our Amendment No.1 to the Annual Report on Form 10-K/A for the year ended September 30, 2022.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There have been no unregistered sales of equity securities during the period covered by the report.
(b)	None.
(c)	On July 6, 2022, the Company announced a share repurchase program (“Program”), pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate repurchase not to exceed 1,000,000 shares, which is approximately 6.0% of its outstanding common stock. The Program has no expiration date. There were no repurchases of Energy Services of America Corporation’s shares of its common stock during the three months ended December 31, 2022.

ITEM 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously included with the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2022, as filed with the Securities and Exchange Commission on February 13, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY SERVICES OF AMERICA CORPORATION

Date: May 31, 2023	By:	/s/ Douglas V. Reynolds
Douglas V. Reynolds
Chief Executive Officer

Date: May 31, 2023	By:	/s/ Charles P. Crimmel
Charles P. Crimmel
Chief Financial Officer