Form 10-Q
period 2023-03-31
Energy Services of America CORP
filed 2023-05-31
CIK 1357971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023.

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

As of May 30, 2023 there were 16,567,185 outstanding shares of the Registrant’s Common Stock.

Part 1. Financial Information

Item 1. Financial Statements (Unaudited):

Energy Services of America Corporation

Consolidated Balance Sheets

Unaudited

		As Restated
	March 31,	September 30,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$11,595,558	$7,427,474
Accounts receivable-trade	24,792,053	38,525,223
Allowance for doubtful accounts	(51,063)	(70,310)
Retainages receivable	5,657,921	4,443,679
Other receivables	319,951	10,866
Contract assets	11,450,015	16,109,593
Prepaid expenses and other	5,966,478	3,945,968
Total current assets	59,730,913	70,392,493

Property, plant and equipment, at cost	79,387,944	73,736,433
less accumulated depreciation	(44,238,833)	(41,074,646)
Total property and equipment, net	35,149,111	32,661,787

Right-of-use assets-operating lease	2,260,120	1,611,321
Intangible assets, net	3,608,289	3,873,690
Goodwill	4,087,554	4,087,554
Total assets	$104,835,987	$112,626,845

Liabilities and shareholders’ equity
Current liabilities
Current maturities of long-term debt	$4,711,717	$4,060,016
Lines of credit and short-term borrowings	25,407,519	23,164,851
Current maturities of operating lease liabilities	735,627	588,653
Accounts payable	14,158,943	20,314,408
Accrued expenses and other current liabilities	8,258,521	11,266,008
Contract liabilities	7,044,210	6,027,578
Total current liabilities	60,316,537	65,421,514

Long-term debt, less current maturities	13,679,680	13,494,084
Long-term operating lease liabilities, less current maturities	1,514,160	1,015,624
Deferred tax liability	3,725,307	4,455,079
Total liabilities	79,235,684	84,386,301

Shareholders’ equity
Common stock, $.0001 par value Authorized 50,000,000 shares, 17,885,615 issued and 16,635,004 outstanding at March 31, 2023 and 17,885,615 issued and 16,667,185 outstanding at September 30, 2022	1,789	1,789
Treasury stock, 1,250,611 shares at March 31, 2023 and 1,218,430 shares at September 30, 2022	(125)	(122)
Additional paid in capital	60,436,698	60,508,350
Retained deficit	(34,838,059)	(32,269,473)
Total shareholders’ equity	25,600,303	28,240,544
Total liabilities and shareholders’ equity	$104,835,987	$112,626,845

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Income (Loss)

Unaudited

		As Restated		As Restated
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2023	2022	2023	2022
Revenue	$53,673,443	$35,392,578	$113,716,028	$78,051,703

Cost of revenues	49,772,790	32,526,959	103,829,113	69,877,711

Gross profit	3,900,653	2,865,619	9,886,915	8,173,992

Selling and administrative expenses	5,887,747	3,417,039	11,203,885	7,049,634
(Loss) income from operations	(1,987,094)	(551,420)	(1,316,970)	1,124,358

Other income (expense)
Interest income	124	—	196	576
Other nonoperating expense	(10,524)	(109,810)	(91,187)	(263,238)
Interest expense	(574,546)	(169,530)	(1,073,974)	(392,233)
Gain on sale of equipment	48,280	19,896	16,937	359,792
	(536,666)	(259,444)	(1,148,028)	(295,103)

(Loss) income before income taxes	(2,523,760)	(810,864)	(2,464,998)	829,255

Income tax (benefit) expense	(650,160)	(200,463)	(729,772)	293,820

Net (loss) income	$(1,873,600)	$(610,401)	$(1,735,226)	$535,435

Weighted average shares outstanding-basic	16,666,683	16,247,898	16,667,062	16,247,898

Weighted average shares-diluted	16,666,683	16,247,898	16,667,062	16,247,898

(Loss) earnings per share-basic	$(0.11)	$(0.04)	$(0.10)	$0.03

(Loss) earnings per share-diluted	$(0.11)	$(0.04)	$(0.10)	$0.03

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Cash Flows

Unaudited

		As Restated
	Six Months Ended	Six Months Ended
	March 31,	March 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(1,735,226)	$535,435

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Accreted interest on PPP loans	49,742	49,742
Depreciation expense	3,629,111	2,593,025
Gain on sale of equipment	(16,937)	(359,792)
Provision for deferred taxes	(729,772)	293,820
Amortization of intangible assets	265,401	195,856
Accreted interest on notes payable	21,198	15,000
Decrease in accounts receivable	13,713,923	4,507,492
Increase in retainage receivable	(1,214,242)	(1,007,082)
(Increase) decrease in other receivables	(309,085)	494,221
Decrease in contract assets	4,659,578	1,032,513
Decrease (increase) in prepaid expenses and other	1,791,134	(1,731,735)
Decrease in accounts payable	(6,155,465)	(439,177)
(Decrease) increase in accrued expenses and other current liabilities	(3,010,776)	460,324
Increase in contract liabilities	1,016,632	1,060,181
Net cash provided by operating activities	11,975,216	7,699,823

Cash flows from investing activities:
Investment in property and equipment	(5,774,905)	(2,084,200)
Proceeds from sales of property and equipment	274,624	558,653
Net cash used in investing activities	(5,500,281)	(1,525,547)

Cash flows from financing activities:
Preferred stock redemption	—	(1,210,525)
Dividends on common stock	(833,360)	—
Treasury stock purchased	(71,655)	—
Borrowings on lines of credit and short-term debt, net of (repayments)	(1,618,718)	(2,803,888)
Proceeds from long-term debt	3,100,000	—
Principal payments on long-term debt	(2,883,118)	(2,024,150)
Net cash used in financing activities	(2,306,851)	(6,038,563)
Increase in cash and cash equivalents	4,168,084	135,713
Cash and cash equivalents beginning of period	7,427,474	8,226,739
Cash and cash equivalents end of period	$11,595,558	$8,362,452

Supplemental schedule of noncash investing and financing activities:
Purchases of property & equipment under financing agreements	$599,217	$350,245
Prepaid insurance premiums financed	$3,811,644	$3,352,971
Par value of common stock issued from preferred stock conversion	$—	$263
Operating lease right-of-use assets acquired in exchange for operating liabilities	$962,417	$—

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$1,022,089	$327,491
Income taxes	$—	$7,995

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Changes in Shareholders’ Equity

For the three and six months ended March 31, 2023 and 2022

Unaudited

						Total
	Common Stock		Additional Paid	Retained	Treasury	Shareholders’
	Shares	Amount	in Capital	Deficit	Stock	Equity

Balance at September 30, 2022, as restated	16,667,185	$1,789	$60,508,350	$(32,269,473)	$(122)	$28,240,544

Net income, as restated	—	—	—	138,374	—	138,374

Balance at December 31, 2022, as restated	16,667,185	$1,789	$60,508,350	$(32,131,099)	$(122)	$28,378,918

Net loss	—	—	—	(1,873,600)	—	(1,873,600)

Dividends on common stock ($0.05 per share on 16,667,185 shares)	—	—	—	(833,360)	—	(833,360)

Treasury stock purchased by company	(32,181)	—	(71,652)	—	(3)	(71,655)

Balance at March 31, 2023	16,635,004	$1,789	$60,436,698	$(34,838,059)	$(125)	$25,600,303

						Total
	Common Stock		Additional Paid	Retained	Treasury	Shareholders’
	Shares	Amount	in Capital	Deficit	Stock	Equity
Balance at September 30, 2021, as restated	13,621,406	$1,484	$60,670,699	$(36,019,788)	$(122)	$24,652,273

Net income, as restated	—	—	—	1,145,836	—	1,145,836

Preferred share redemption, net of accrued dividends at September 30, 2021	—	—	(1,210,525)	—	—	(1,210,525)

Preferred share conversion	2,626,492	263	—	—	—	263
Balance at December 31, 2021, as restated	16,247,898	$1,747	$59,460,174	$(34,873,952)	$(122)	$24,587,847

Net loss, as restated	—	—	—	(610,401)	—	(610,401)

Balance at March 31, 2022, as restated	16,247,898	$1,747	$59,460,174	$(35,484,353)	$(122)	$23,977,446

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

Ryan Construction Services Inc. (“Ryan Construction” or “RCS”), a wholly owned subsidiary of Energy Services, formed in August 2022 in connection with the acquisition of substantially all the assets of Ryan Environmental, LLC and Ryan Environmental Transport, LLC (collectively “Ryan Environmental”), provides directional drilling services for broadband service providers along with offering natural gas distribution services, cathodic protection and corrosion prevention services, and civil construction services. Ryan Construction operates primarily in West Virginia and Pennsylvania. The employees of RCS are non-union and are managed independently of the Company’s union subsidiaries.

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto for the years ended September 30, 2022, and 2021 included in the Company’s Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on May 31, 2023. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to the interim financial reporting rules and regulations of the SEC. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and six months ended March 31, 2023 and 2022 are not necessarily indicative of the results to be expected for the full year or any other interim period.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Please refer to Note 2 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements in the Company’s Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2022 for a more detailed discussion of our significant accounting policies. There were no material changes to these significant accounting policies during the three and six months ended March 31, 2023.

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

Due to the economic uncertainties created by COVID-19 and limited operating funds available, the Company applied for loans under the Paycheck Protection Program (“PPP”). On April 15, 2020, the Company and its subsidiaries, C.J. Hughes, Contractors Rental, and Nitro, entered into separate PPP notes effective April 7, 2020, with United Bank as the lender (“Lender”) in an aggregate principal amount of $13.1 million pursuant to the PPP (collectively, the “PPP Loans”). In a special meeting held on April 27, 2020, the Board of Directors of the Company unanimously voted to return $3.3 million of the PPP Loans after discussing the financing needs of the Company and subsidiaries. That left the Company and subsidiaries with $9.8 million in PPP Loans to fund operations. During fiscal year 2021, the Company received notice that the Small Business Administration (the “SBA”) had granted forgiveness of the $9.8 million of PPP Loans and the SBA repaid the Lender in full. The forgiveness was recorded as other income for the fiscal year ended September 30, 2021.

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

Tables for the income statement impact “As previously reported” and “restated” for Payroll Protection Program loan forgiveness and interest expense for the three and six months ended March 31, 2022 are below:

	Three Months Ended March 31, 2022				Six Months Ended March 31, 2022
	As				As
	Previously				Previously
	Reported	Restated	Change		Reported	Restated	Change
Interest expense	$144,932	$169,530	$24,598	Interest expense	$342,491	$392,233	$49,742
Net loss	(585,803)	(610,401)	(24,598)	Net income	585,177	535,435	(49,742)

A table for the balance sheet impact “As previously reported” and “restated” for Payroll Protection Program loan forgiveness and interest expense at September 30, 2022 is below:

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

5.  DISAGGREGATION OF REVENUE

The Company disaggregates revenue based on the following lines of service: (1) Gas & Water Distribution, (2) Gas & Petroleum Transmission, and (3) Electrical, Mechanical, & General services and construction. Our contract types are: Lump Sum, Unit Price, Cost Plus and Time and Materials (“T&M”). The following tables present our disaggregated revenue for the three and six months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
			Electrical,
	Gas & Water	Gas & Petroleum	Mechanical,	Total revenue
	Distribution	Transmission	and General	from contracts
Lump sum contracts	$—	$—	$22,314,939	$22,314,939
Unit price contracts	13,530,394	5,389,525	1,261,641	20,181,560
Cost plus and T&M contracts	—	—	11,176,944	11,176,944
Total revenue from contracts	$13,530,394	$5,389,525	$34,753,524	$53,673,443

Earned over time	$8,711,111	$5,389,525	$31,736,363	$45,836,999
Earned at point in time	4,819,283	—	3,017,161	7,836,444
Total revenue from contracts	$13,530,394	$5,389,525	$34,753,524	$53,673,443

	Three Months Ended March 31, 2022
			Electrical,
	Gas &Water	Gas & Petroleum	Mechanical,	Total revenue
	Distribution	Transmission	and General	from contracts
Lump sum contracts	$—	$—	$8,945,968	$8,945,968
Unit price contracts	10,653,195	8,534,679	—	19,187,874
Cost plus and T&M contracts	—	—	7,258,736	7,258,736
Total revenue from contracts	$10,653,195	$8,534,679	$16,204,704	$35,392,578

Earned over time	$6,027,928	$8,534,679	$15,678,606	$30,241,213
Earned at point in time	4,625,267	—	526,098	5,151,365
Total revenue from contracts	$10,653,195	$8,534,679	$16,204,704	$35,392,578

	Six Months Ended March 31, 2023
			Electrical,
	Gas & Water	Gas & Petroleum	Mechanical, and	Total revenue
	Distribution	Transmission	General	from contracts
Lump sum contracts	$—	$—	$39,501,096	$39,501,096
Unit price contracts	25,919,952	22,229,675	2,799,079	50,948,706
Cost plus and T&M contracts	—	—	23,266,226	23,266,226
Total revenue from contracts	$25,919,952	$22,229,675	$65,566,401	$113,716,028

Earned over time	$13,589,758	$22,229,675	$61,626,511	$97,445,944
Earned at point in time	12,330,194	—	3,939,890	16,270,084
Total revenue from contracts	$25,919,952	$22,229,675	$65,566,401	$113,716,028

	Six Months Ended March 31, 2022
			Electrical,
	Gas & Water	Gas & Petroleum	Mechanical, and	Total revenue
	Distribution	Transmission	General	from contracts
Lump sum contracts	$—	$—	$19,885,169	$19,885,169
Unit price contracts	22,615,229	19,773,196	-	42,388,425
Cost plus and T&M contracts	—	—	15,778,109	15,778,109
Total revenue from contracts	$22,615,229	$19,773,196	$35,663,278	$78,051,703

Earned over time	$13,947,850	$19,773,196	$34,498,592	$68,219,638
Earned at point in time	8,667,379	—	1,164,686	9,832,065
Total revenue from contracts	$22,615,229	$19,773,196	$35,663,278	$78,051,703

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

During the six months ended March 31, 2023, we recognized revenue of $5.7 million that was included in the contract liability balance at September 30, 2022.

Accounts receivable-trade, net of allowance for doubtful accounts, contract assets and contract liabilities consisted of the following:

	March 31, 2023	September 30, 2022	Change

Accounts receivable-trade, net of allowance for doubtful accounts	$24,740,990	$38,454,913	$(13,713,923)

Contract assets
Cost and estimated earnings in excess of billings	$11,450,015	$16,109,593	$(4,659,578)

Contract liabilities
Billings in excess of cost and estimated earnings	$7,044,210	$6,027,578	$1,016,632

7.  PERFORMANCE OBLIGATIONS

For the three and six months ended March 31, 2023, there was no revenue recognized as a result of changes in contract transaction price related to performance obligations that were satisfied prior to September 30, 2022. Changes in contract transaction price can result from items such as executed or estimated change orders, and unresolved contract modifications and claims.

At March 31, 2023, the Company had $161.1 million in remaining unsatisfied performance obligations, in which revenue is expected to be recognized over the next twelve months.

8.  UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts as of March 31, 2023 and September 30, 2022, are summarized as follows:

	March 31, 2023	September 30, 2022
Costs incurred on contracts in progress	$137,824,832	$192,957,145
Estimated earnings, net of estimated losses	15,005,490	28,150,060
	152,830,322	221,107,205
Less billings to date	148,424,517	211,025,190
	$4,405,805	$10,082,015

Costs and estimated earnings in excess of billed on uncompleted contracts	$11,450,015	$16,109,593

Less billings in excess of costs and estimated earnings on uncompleted contracts	7,044,210	6,027,578

	$4,405,805	$10,082,015

Backlog at March 31, 2023 and September 30, 2022, was $224.6 million and $142.3 million, respectively.

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

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed-rate debt was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $25.8 million at March 31, 2023 was $24.4 million. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $25.1 million, as restated, at September 30, 2022 was $24.3 million, as restated.

All other current assets and liabilities are carried at a net realizable value which approximates fair value because of their short duration to maturity.

10.  (LOSS) EARNINGS PER SHARE

The amounts used to compute the (loss) earnings per share for the three and six months ended March 31, 2023 and 2022 are summarized below.

		As Restated		As Restated
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2023	2022	2023	2022
Net (loss) income, as restated	$(1,873,600)	$(610,401)	$(1,735,226)	$535,435

Weighted average shares outstanding-basic	16,666,683	16,247,898	16,667,062	16,247,898

Weighted average shares-diluted	16,666,683	16,247,898	16,667,062	16,247,898

(Loss) earnings per share-basic	$(0.11)	$(0.04)	$(0.10)	$0.03

(Loss) earnings per share-diluted	$(0.11)	$(0.04)	$(0.10)	$0.03

11.  INCOME TAXES

The components of income taxes are as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
Federal
Current	$—	$—
Deferred	(499,808)	(156,360)
Total	(499,808)	(156,360)

State
Current	—	—
Deferred	(150,352)	(44,103)
Total	(150,352)	(44,103)
Total income tax benefit	$(650,160)	$(200,463)

	Six Months Ended
	March 31, 2023	March 31, 2022
Federal
Current	$—	$—
Deferred	(561,906)	229,180
Total	(561,906)	229,180

State
Current	—	—
Deferred	(167,866)	64,640
Total	(167,866)	64,640
Total income tax (benefit) expense	$(729,772)	$293,820

The effective income tax rate for the three and six months ended March 31, 2023 was (25.8%) and (29.6%), as restated, respectively, as compared to (24.7%), as restated, and 35.4%, as restated, for the same periods in fiscal year 2022. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income and non-deductible expenses. Major items that can affect the effective tax rate include amortization of goodwill and non-deductible amounts for per diem expenses.

The income tax effects of temporary differences giving rise to the deferred tax assets and liabilities are as follows:

	March 31,	September 30,
	2023	2022
Deferred tax liabilities
Property and equipment	$7,004,747	$7,686,064
Other	510,682	7,632
Total deferred tax liabilities	$7,515,429	$7,693,696

Deferred income tax assets
Other	$867,033	$404,093
Net operating loss carryforward	2,923,089	2,834,524
Total deferred tax assets	$3,790,122	$3,238,617

Total net deferred tax liabilities	$3,725,307	$4,455,079

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, which will result in taxable or deductible amounts in the future. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. At March 31, 2023, the Company expects all net operating loss carryforwards to be realized in the near future.

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

12.  SHORT-TERM AND LONG-TERM DEBT

Operating Line of Credit

On July 13, 2022, the Company received a one-year extension on its $15.0 million operating line of credit effective June 28, 2022. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%. Based on a borrowing base calculation, the Company had borrowed all $12.5 million available on the line of credit as of September 30, 2022. The interest rate at September 30, 2022, was 5.5%.

On January 19, 2023, the Company received an amendment to the agreement which increased the line of credit to $30.0 million, limited to a borrowing base calculation, which was approximately $12.75 million at March 31, 2023. The maturity date remains June 28, 2023, with a variable interest rate equal to the “Wall Street Journal” Prime Rate with a floor of 4.5%. The interest rate at March 31, 2023 was 8.0%.

The modified financial covenants for the quarter ended March 31, 2023, and all subsequent quarters, are below:

●	Minimum tangible net worth of $28.0 million,
●	Minimum traditional debt service coverage of 1.50x on a rolling twelve- month basis,
●	Minimum current ratio of 1.20x,
●	Maximum debt to tangible net worth ratio (“TNW”) of 2.75x,
●	Each ratio and covenant shall be determined, tested, and measured as of each calendar quarter beginning March 31, 2023,
●	The Company shall maintain a ratio of Maximum Senior Funded Debt (“SFD”) to Earnings before Interest, Taxes, Depreciation and Amortization (“EBDITA”) equal to or less than 3.5:1. SFD shall mean any funded debt or lease of the Company, other than subordinated debt. The covenant shall be tested quarterly, at the end of each fiscal quarter, with EBITDA based on the preceding four quarters.

The Company was in compliance with all covenants at March 31, 2023 and the Company projects to meet all covenant requirements for the next twelve months.

Insurance Premiums Financed

The Company also finances insurance policy premiums on a short-term basis through a financing company. These insurance policies include workers’ compensation, general liability, automobile, umbrella, and equipment policies. The Company makes a down payment in January and finances the remaining premium amount over eleven monthly payments. At March 31, 2023 and September 30, 2022, the remaining balance of the insurance premiums was $2.5 million and $580,000, respectively.

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

A summary of short-term and long-term debt as of March 31, 2023 and September 30, 2022 is as follows:

		As Restated
	March 31,	September 30,
	2023	2022
Line of credit payable to bank, monthly interest at 8.0%, final payment due by June 28, 2023, guaranteed by certain directors of the Company.	$12,750,000	$12,500,000

Paycheck Protection Program loans from Small Business Administration, including 1.0% simple interest, initially forgiven in the fiscal year ended September 30, 2021. Final forgiveness decision has not been determined.	10,134,273	10,084,531

Term note payable to United Bank, WV Pipeline acquisition, due in monthly installments of $64,853 including fixed interest at 4.25%, final payment due by March 25, 2026, secured by receivables and equipment, guaranteed by certain directors of the Company.	2,191,592	2,529,421

Notes payable to finance companies, due in monthly installments totaling $42,000 at March 31, 2023 and $60,000 at September 30, 2022, including interest ranging from 0.00% to 5.50%, final payments due April 2023 through August 2026, secured by equipment.	1,200,132	889,165

Note payable to finance company for insurance premiums financed, due in monthly installments totaling $327,000 in FY 2023 and $282,000 in FY 2022, including interest rate at 3.27%, final payment due November 2023.	2,523,246	580,320

Notes payable to bank, due in monthly installments totaling $7,848, including interest at 4.82%, final payment due November 2034 secured by building and property.	840,791	867,383

Notes payable to bank, due in monthly installments totaling $12,464, including interest at 9.0%, final payment due November 2025 secured by building and property, guaranteed by certain directors of the Company.	354,514	412,917

Notes payable to bank, due in monthly installments totaling $59,932, including fixed interest at 6.0%, final payment due October 2027 secured by receivables and equipment, guaranteed by certain directors of the Company.	2,876,296	—

Notes payable to David Bolton and Daniel Bolton, due in annual installments totaling $500,000, including fixed interest at 3.25%, final payment due December 31, 2026, unsecured.	1,645,000	2,380,000

Notes payable to bank, due in monthly installments totaling $68,073, including interest at 9.0%, beginning February 2022 with final payment due September 2026, secured by equipment, guaranteed by certain directors of the Company.	2,236,791	2,549,281

Term note payable to United Bank, Tri-State Paving acquisition, due in monthly installments of $130,000, including fixed interest at 4.25%, final payment due by June 1, 2027, secured by receivables and equipment, guaranteed by certain directors of the Company.	6,346,247	6,982,097

Notes payable to Corns Enterprises, $1,000,000 with initial fair value of $936,000, due in annual installments totaling $250,000, including interest at 3.50%, final payment due April 29, 2026, unsecured	700,034	943,836

Total debt	$43,798,916	$40,718,951
Less current maturities	30,119,236	27,224,867
Total long-term debt	$13,679,680	$13,494,084

13.  GOODWILL AND INTANGIBLE ASSETS

The Company follows the guidance of ASC Topic 350, Intangibles-Goodwill and Other, which requires a company to record an impairment charge based on the excess of a reporting unit’s carrying amount of goodwill over its fair value. Under the current guidance, companies can first choose to assess any impairment based on qualitative factors (Step 0). If a company fails this test or decides to bypass this step, it must proceed with a quantitative assessment of goodwill impairment. The Company did not have a goodwill impairment at March 31, 2023 or September 30, 2022.

A table of the Company’s goodwill is below:

	March 31,	September 30,
	2023	2022
Beginning balance	$4,087,554	$1,814,317

Acquired	—	2,273,237
Ending balance	$4,087,554	$4,087,554

A table of the Company’s intangible assets subject to amortization at March 31, 2023 and September 30, 2022 is below:

			Accumulated	Accumulated	Amortization and
	Remaining Life at		Amortization and	Amortization and	Impairment Six	Net Book
	March 31,		Impairment at	Impairment at	Months Ended	Value at
Intangible assets:	2023	Original Cost	March 31, 2023	September 30, 2022	March 31, 2023	March 31, 2023
West Virginia Pipeline:
Customer Relationships	93 months	$2,209,724	$507,582	$386,693	$120,889	$1,702,142
Tradename	93 months	263,584	59,318	46,136	13,182	204,266
Non-competes	0 months	83,203	83,203	72,806	10,397	—

Revolt Energy:
Employment agreement/non-compete	13 months	100,000	86,113	77,779	8,334	13,887

Tri-State Paving:
Customer Relationships	109 months	1,649,159	$149,239	66,781	$82,458	1,499,920
Tradename	109 months	203,213	18,529	8,368	10,161	184,684
Non-competes	1 month	39,960	36,570	16,590	19,980	3,390

Total intangible assets		$4,548,843	$940,554	$675,153	$265,401	$3,608,289

The amortization on identifiable intangible assets for the six months ended March 31, 2023 and 2022 was $265,401 and $195,856, respectively.

Amortization expense associated with the identifiable intangible assets is expected to be as follows:

Amortization Expense
April 2023 to March 2024	$447,654
April 2024 to March 2025	432,519
April 2025 to March 2026	431,448
April 2026 to March 2027	431,448
April 2027 to March 2028	431,448
After	1,433,772
Total	$3,608,289

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

The Company has two right-of-use operating leases acquired on April 29, 2022, as part of the Tri-State Paving, LLC transaction. The first operating lease, for the Hurricane, West Virginia facility, had a net present value of $236,000 at inception, and a carrying value of $167,000 at March 31, 2023. The second operating lease, for the Chattanooga, Tennessee facility, had a net present value of $144,000 at inception, and a carrying value of $88,000 at March 31, 2023. The 4.5% interest rate on the operating leases is based on the Company’s incremental borrowing rate at inception.

The Company has a right-of-use operating lease with Enterprise Fleet Management, Inc. acquired on August 11, 2022, as part of the Ryan Environmental acquisition. This lease agreement was initially for 31 vehicles to be used by Ryan Construction; however, the Company plans to add vehicles as it finds necessary. This lease had a net present value of $1.2 million at inception, and carrying value of $1.7 million at March 31, 2023. The 4.5% interest rate on the operating lease is based on the Company’s incremental borrowing rate at inception.

The Company has a right-of-use operating lease with RICA Developers, LLC acquired on August 12, 2022, as part of the Ryan Environmental acquisition. This lease, for the Bridgeport, West Virginia facility, had a net present value of $140,000 at inception and a carrying value of $63,000 at March 31, 2023. The 4.5% interest rate on the operating lease is based on the Company’s incremental borrowing rate at inception.

The Company has a right-of-use operating lease acquired on March 28, 2023. This lease, for the Winchester, Kentucky facility, had a net present value of $290,000 at inception and a carrying value of $273,000 at March 31, 2023. The 7.75% interest rate on the operating lease is based on the Company’s incremental borrowing rate at inception.

Schedules related to the Company’s operating leases at March 31, 2023 can be found below:

		Remaining liability
	Years left	March 31, 2023	September 30, 2022	Lease end	Fiscal year end
Operating lease 1	2.1	$167,375	$205,267	4/30/2025	2025
Operating lease 2	1.2	88,075	119,032	5/31/2024	2024
Operating lease 3	3.5	1,658,426	1,166,498	8/10/2026	2027
Operating lease 4	0.5	62,711	113,480	8/11/2023	2023
Operating lease 5	2.8	273,200	—	3/31/2026	2026
		$2,249,787	$1,604,277

Weighted average remaining term		3.1 years

Operating Lease Maturity Schedule
April 2023-March 2024	$825,672
April 2024-March 2025	720,048
April 2025-March 2026	603,341
April 2026-March 2027	275,849
2,424,910
Less amounts representing interest	(175,123)
Present value of operating lease liabilities	$2,249,787

Six months ended
Operating Lease Expense	March 31, 2023
Amortization
Operating lease 1	$37,893
Operating lease 2	30,957
Operating lease 3	177,685
Operating lease 4	61,319
Operating lease 5	7,006
Total amortization	314,860
Interest
Operating lease 1	4,107
Operating lease 2	2,265
Operating lease 3	32,212
Operating lease 4	1,981
Operating lease 5	1,760
Total interest	42,325
Total amortization and interest	$357,185

Six months ended
Cash Paid for Operating Leases	March 31, 2023
Operating lease 1	$42,000
Operating lease 2	33,222
Operating lease 3	212,031
Operating lease 4	52,770
Operating lease 5	17,162
$357,185

The Company rents equipment for use on construction projects with rental agreements being week to week or month to month. Rental expense can vary by reporting period due to equipment requirements on construction projects and the availability of Company owned equipment. Rental expense, which is included in cost of goods sold on the consolidated statements of income (loss), was $1.5 million and $1.6 million, respectively, for the three months ended March 31, 2023 and 2022 and $4.2 million and $3.5 million, respectively, for the six months ended March 31, 2023 and 2022.

15.  SUBSEQUENT EVENTS

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

Restatement

The accompanying information gives effect to certain adjustments made to the previously reported financial statements for the three and six months ended March 31, 2022, and as of September 30, 2022. Refer to Note 3, “Restatement of Previously Issued Financial Statements” in the accompanying consolidated financial statements for further details related to the restatement and impact on our financial statements.

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

Ryan Construction Services Inc. (“Ryan Construction” or “RCS”), a wholly owned subsidiary of Energy Services, formed in August 2022 in connection with the acquisition of substantially all the assets of Ryan Environmental, LLC and Ryan Environmental Transport, LLC (collectively “Ryan Environmental”), provides directional drilling services for broadband service providers along with offering natural gas distribution services, cathodic protection and corrosion prevention services, and civil construction services. Ryan Construction operates primarily in West Virginia and Pennsylvania. The employees of RCS are non-union and are managed independently of the Company’s union subsidiaries.

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

Three and Six Months Ended March 31, 2023 and 2022 Overview

The following is an overview of results from operations for the three and six months ended March 31, 2023 and 2022:

		As Restated		As Restated
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2023	2022	2023	2022
Revenue	$53,673,443	$35,392,578	$113,716,028	$78,051,703

Cost of revenues	49,772,790	32,526,959	103,829,113	69,877,711

Gross profit	3,900,653	2,865,619	9,886,915	8,173,992

Selling and administrative expenses	5,887,747	3,417,039	11,203,885	7,049,634
(Loss) income from operations	(1,987,094)	(551,420)	(1,316,970)	1,124,358

Other income (expense)
Interest income	124	—	196	576
Other nonoperating expense	(10,524)	(109,810)	(91,187)	(263,238)
Interest expense	(574,546)	(169,530)	(1,073,974)	(392,233)
Gain on sale of equipment	48,280	19,896	16,937	359,792
	(536,666)	(259,444)	(1,148,028)	(295,103)

(Loss) income before income taxes	(2,523,760)	(810,864)	(2,464,998)	829,255

Income tax (benefit) expense	(650,160)	(200,463)	(729,772)	293,820

Net (loss) income	$(1,873,600)	$(610,401)	$(1,735,226)	$535,435

Weighted average shares outstanding-basic	16,666,683	16,247,898	16,667,062	16,247,898

Weighted average shares-diluted	16,666,683	16,247,898	16,667,062	16,247,898

(Loss) earnings per share-basic	$(0.11)	$(0.04)	$(0.10)	$0.03

(Loss) earnings per share-diluted	$(0.11)	$(0.04)	$(0.10)	$0.03

Results of Operations for the Three and Six Months Ended March 31, 2023 Compared to the Three and Six Months Ended March 31, 2022

Revenues. A table comparing the Company’s revenues for the three and six months ended March 31, 2023 compared to the three and six months ended March 31, 2022, is below:

	Three Months Ended
	March 31, 2023	% of total	March 31, 2022	% of total	Change	% Change
Gas & Water Distribution	$13,432,107	25.0%	$10,653,194	30.1%	$2,778,913	26.1%
Gas & Petroleum Transmission	5,334,861	9.9%	8,534,679	24.1%	(3,199,818)	(37.5)%
Electrical, Mechanical, and General	34,906,475	65.0%	16,204,705	45.8%	18,701,770	115.4%
Total	$53,673,443	100.0%	$35,392,578	100.0%	$18,280,865	51.7%

	Six Months Ended
	March 31, 2023	% of total	March 31, 2022	% of total	Change	% Change
Gas & Water Distribution	$25,919,952	22.79%	$22,615,228	28.97%	$3,304,724	14.61%
Gas & Petroleum Transmission	22,229,675	19.55%	19,773,196	25.33%	2,456,479	12.42%
Electrical, Mechanical, and General	65,566,401	57.66%	35,663,279	45.69%	29,903,122	83.85%
Total	$113,716,028	100.0%	$78,051,703	100.0%	$35,664,325	45.69%

Total revenues increased by $18.3 million to $53.7 million for the three months ended March 31, 2023, as compared to $35.4 million for the three months ended March 31, 2022. The increases were a result of increased work in all categories of business except for transmission projects, which are starting later compared to 2022.

Total revenues increased by $35.7 million to $113.7 million for the six months ended March 31, 2023, as compared to $78.1 million for the six months ended March 31, 2022. The increases were a result of increased work in all categories of business.

Gas & Water Distribution revenues totaled $13.4 million for the three months ended March 31, 2023, a $2.8 million increase from $10.7 million for the three months ended March 31, 2022. Gas & Water Distribution revenues totaled $25.9 million for the six months ended March 31, 2023 a $3.3 million increase from $22.6 million for the six months ended March 31, 2022. The revenue increase was primarily related to paving services performed on water projects, partially offset by reduced customer spending on certain blanket contracts.

Gas & Petroleum Transmission revenues totaled $5.3 million for the three months ended March 31, 2023 a $3.2 million decrease from $8.5 million for the three months ended March 31, 2022. The revenue decrease was primarily related to the Company’s transmission work starting later compared to 2022.

Gas & Petroleum Transmission revenues totaled $22.2 million for the six months ended March 31, 2023 a $2.5 million increase from $19.8 million for the six months ended March 31, 2022. The revenue increase was primarily related to transmission work that was awarded during the fiscal year ended September 30, 2022 and completed during the first quarter of fiscal year 2023.

Electrical, Mechanical, & General construction services revenues totaled $34.9 million for the three months ended March 31, 2023, an $18.7 million increase from $16.2 million for the three months ended March 31, 2022. Electrical, Mechanical, & General construction services revenues totaled $65.6 million for the six months ended March 31, 2023, a $29.9 million increase from $35.7 million for the six months ended March 31, 2022. The revenue increases were primarily related to increased mechanical and electrical maintenance services performed during the three and six months ended March 31, 2023, as compared to the same period in the prior year and an increase in new construction opportunities.

Cost of Revenues. A table comparing the Company’s costs of revenues for the three and six months ended March 31, 2023 compared to the three months ended March 31, 2022, is below:

	Three Months Ended
	March 31, 2023	% of total	March 31, 2022	% of total	Change	% Change
Gas & Water Distribution	$10,592,157	21.3%	$9,198,336	28.3%	$1,393,821	15.2%
Gas & Petroleum Transmission	5,754,933	11.6%	7,579,234	23.3%	(1,824,301)	(24.1)%
Electrical, Mechanical, and General	32,491,030	65.3%	15,321,970	47.1%	17,169,060	112.1%
Unallocated Shop Expenses	934,670	1.9%	427,419	1.3%	507,251	118.7%
Total	$49,772,790	100.0%	$32,526,959	100.0%	$17,245,831	53.02%

	Six Months Ended
	March 31, 2023	% of total	March 31, 2022	% of total	Change	% Change
Gas & Water Distribution	$21,264,430	20.5%	$18,537,881	26.5%	$2,726,549	14.71%
Gas & Petroleum Transmission	19,835,710	19.1%	17,313,723	24.8%	2,521,987	14.57%
Electrical, Mechanical, and General	61,497,995	59.2%	33,428,694	47.8%	28,069,301	83.97%
Unallocated Shop Expenses	1,230,978	1.2%	597,413	0.9%	633,565	106.05%
Total	$103,829,113	100.0%	$69,877,711	100.0%	$33,951,402	48.59%

Total cost of revenues increased by $17.2 million to $49.8 million for the three months ended March 31, 2023, as compared to $32.5 million for the three months ended March 31, 2022. Total cost of revenues increased by $34.0 million to $103.8 million for the six months ended March 31, 2023, as compared to $69.9 million for the six months ended March 31, 2022. The cost of revenues increase was a result of increased work in all categories of business, except transmission for the three months ended March 31, 2022.

Gas & Water Distribution cost of revenues totaled $10.6 million for the three months ended March 31, 2023, a $1.4 million increase from $9.2 million for the three months ended March 31, 2022. Gas & Water Distribution cost of revenues totaled $21.3 million for the six months ended March 31, 2023, a $2.7 million increase from $18.5 million for the six months ended March 31, 2022. The cost of revenues increases were primarily related to paving services performed on water projects, partially offset by reduced customer spending on certain blanket contracts.

Gas & Petroleum Transmission cost of revenues totaled $5.8 million for the three months ended March 31, 2023, a $1.8 million decrease from $7.6 million for the three months ended March 31, 2022. The cost of revenues decrease was primarily related to the Company’s transmission work starting later compared to 2022.

Gas & Petroleum Transmission cost of revenues totaled $19.8 million for the six months ended March 31, 2023, a $2.5 million increase from $17.3 million for the six months ended March 31, 2022. The cost of revenues increases were primarily related to transmission work that was awarded during the fiscal year ended September 30, 2022 and completed during the first quarter of fiscal year 2023.

Electrical, Mechanical, & General construction services cost revenues totaled $32.5 million for the three months ended March 31, 2023, a $17.2 million increase from $15.3 million for the three months ended March 31, 2022. Electrical, Mechanical, & General construction services cost revenues totaled $61.5 million for the six months ended March 31, 2023, a $28.1 million increase from $33.4 million for the six months ended March 31, 2022. The cost of revenues increases was primarily related to increased mechanical and electrical maintenance services performed during the three and six months ended March 31, 2023, as compared to the same period in the prior year and an increase in new construction opportunities.

Unallocated shop expenses totaled $935,000 for the three months ended March 31, 2023, a $507,000 increase from $427,000 for the three months ended March 31, 2022. Unallocated shop expenses totaled $1.2 million for the six months ended March 31, 2023, a $634,000 increase from $597,000 for the six months ended March 31, 2022. The increases in unallocated shop expenses were due to decreased internal equipment charges to projects for the three and six months ended March 31, 2023, as compared to the same period in the prior year.

Gross Profit. A table comparing the Company’s gross profit for the three and six months ended March 31, 2023 compared to the three and six months ended March 31, 2022, is below:

	Three Months Ended
	March 31, 2023	% of revenue	March 31, 2022	% of revenue	Change	% Change
Gas & Water Distribution	$2,839,950	21.1%	$1,454,858	13.7%	$1,385,092	95.2%
Gas & Petroleum Transmission	(420,072)	(7.9)%	955,445	11.2%	(1,375,517)	(144.0)%
Electrical, Mechanical, and General	2,415,445	6.9%	882,735	5.4%	1,532,710	173.6%
Unallocated Shop Expenses	(934,670)		(427,419)		(507,251)	118.7%
Total	$3,900,653	7.3%	$2,865,619	8.1%	$1,035,034	36.1%

	Six Months Ended
	March 31, 2023	% of revenue	March 31, 2022	% of revenue	Change	% Change
Gas & Water Distribution	$4,655,522	18.0%	$4,077,347	18.0%	$578,175	14.2%
Gas & Petroleum Transmission	2,393,965	10.8%	2,459,473	12.4%	(65,508)	(2.7)%
Electrical, Mechanical, and General	4,068,406	6.2%	2,234,585	6.3%	1,833,821	82.1%
Unallocated Shop Expenses	(1,230,978)		(597,413)		(633,565)	106.1%
Total	$9,886,915	8.7%	$8,173,992	10.5%	$1,712,923	21.0%

Total gross profit increased by $1.0 million to $3.9 million for the three months ended March 31, 2023, as compared to $2.9 million for the three months ended March 31, 2022. Total gross profit increased by $1.7 million to $9.9 million for the six months ended March 31, 2023, as compared to $8.2 million for the six months ended March 31, 2022.

Gas & Water Distribution gross profit totaled $2.8 million for the three months ended March 31, 2023, a $1.4 million increase from $1.5 million for the three months ended March 31, 2022. Gas & Water Distribution gross profit totaled $4.7 million for the six months ended March 31, 2023, a $578,000 increase from $4.1 million for the six months ended March 31, 2022. The gross profit increase was primarily related to paving services performed on water projects, partially offset by reduced customer spending on certain blanket contracts.

Gas & Petroleum Transmission gross loss totaled ($420,000) for the three months ended March 31, 2023, a $1.4 million decrease from $955,000 for the three months ended March 31, 2022. Gas & Petroleum Transmission gross profit totaled $2.4 million for the six months ended March 31, 2023, a $66,000 decrease from $2.5 million for the six months ended March 31, 2022. The gross profit decrease was primarily related to existing transmission work that was less profitable during the three and six months ended March 31, 2023, as compared to the same periods in 2022, and new transmission projects starting later in 2023 as compared to 2022.

Electrical, Mechanical, & General construction services gross profit totaled $2.4 million for the three months ended March 31, 2023, a $1.5 million increase from $883,000 for the three months ended March 31, 2022. Electrical, Mechanical, & General construction services gross profit totaled $4.1 million for the six months ended March 31, 2023, a $1.8 million increase from $2.2 million for the six months ended March 31, 2022. The gross profit increases were primarily related to increased mechanical and electrical maintenance services performed during the three and six months ended March 31, 2023, as compared to the same period in the prior year and an increase in new construction opportunities.

Selling and administrative expenses. Total selling and administrative expenses increased by $2.5 million to $5.9 million for the three months ended March 31, 2023, as compared to $3.4 million for the same period in the prior year. Total selling and administrative expenses increased by $4.2 million to $11.2 million for the six months ended March 31, 2023, as compared to $7.0 million for the same period in the prior year. Selling and administrative expenses for operations acquired after March 31, 2022 totaled $1.0 million and $1.9 million for the three and six months ended March 31, 2023, respectively. The remaining increase was primarily related to additional personnel hired to secure and manage work for expected growth in fiscal year 2023.

Other nonoperating (expense) income. Other nonoperating expenses totaled $11,000 for the three months ended March 31, 2023, a decrease of $99,000 from $110,000 for the same period in the prior year. Other nonoperating expense totaled $91,000 for the six months ended March 31, 2023, a decrease of $172,000 from $263,000 for the same period in the prior year.

Interest expense. Interest expense totaled $575,000 for the three months ended March 31, 2023, an increase of $405,000 from $170,000, as restated, for the same period in the prior year. Interest expense totaled $1,074,000 for the six months ended March 31, 2023, an increase of $682,000 from $392,000, as restated, for the same period in the prior year. The increase in interest expense was primarily due to the financing of recent acquisitions, an increase in line of credit borrowings due to increased work, and an increase in interest rates.

Gain on sale of equipment. Gain on sale of equipment totaled $48,000 for the three months ended March 31, 2023, an increase of $28,000 from $20,000 for the same period in the prior year. Gain on sale of equipment totaled $17,000 for the six months ended March 31, 2023, a decrease of $343,000 from $360,000 for the same period in the prior year. The Company sold certain underutilized or non-working pieces of equipment at auction during the six months ended March 31, 2022, with no comparable sale occurring during the three and six months ended March 31, 2023.

Net (loss) income. Loss before income taxes was ($2.5) million for the three months ended March 31, 2023, compared to ($811,000) for the same period in the prior year. Loss before income taxes was ($2.5) million for the six months ended March 31, 2023, compared to an income before tax of $829,000 for the same period in the prior year. The decrease was primarily related to the items mentioned above.

Income tax benefit for the three months ended March 31, 2023, was ($650,000) compared to ($200,000) for the same period in the prior year. Income tax benefit for the six months ended March 31, 2023, was ($730,000) compared to income tax expense of $294,000 for the same period in the prior year. The changes in income tax expense (benefit) were due to the decreases in taxable income for the three and six months ended March 31, 2023 as compared to the prior period.

Net (loss) income for the three and six months ended March 31, 2023 was ($1.9) million and ($1.7) million, respectively, as compared to ($610,000) and $535,000 for the same periods in the prior year.

Comparison of Financial Condition at March 31, 2023 and September 30, 2022

The Company had total assets of $104.8 million at March 31, 2023, a decrease of $7.8 million from the prior fiscal year end balance of $112.6 million.

Accounts receivable, net of allowance for doubtful accounts, totaled $24.7 million at March 31, 2023, a decrease of $13.7 million from the prior fiscal year end balance of $38.5 million. The decrease was primarily due to the timing of cash collections and project invoicing since September 30, 2022.

Contract assets totaled $11.5 million at March 31, 2023, a decrease of $4.7 million from the prior fiscal year end balance of $16.1 million. The decrease was primarily due to a difference in the timing of project billings at March 31, 2023, compared to September 30, 2022.

Intangible assets, net totaled $3.6 million at March 31, 2023, a decrease of $265,000 from the prior fiscal year end balance of $3.9 million. The decrease was due to the amortization of intangible assets during the three and six months ended March 31, 2023.

Cash and cash equivalents totaled $11.6 million at March 31, 2023, an increase of $4.2 million from the prior fiscal year end balance of $7.4 million. The increase was primarily due to $3.1 million in proceeds from long-term debt and a net $11.8 million provided from operating activities, partially offset by a net $5.3 million investment in equipment, $4.5 million in net short-term and long-term debt repayments, $833,000 in dividend payments on common stock, and $72,000 paid for treasury stock.

The Company had property, plant and equipment of $35.1 million at March 31, 2023, an increase of $2.5 million from the prior fiscal year end balance of $32.7 million. The increase was due to a $5.6 million cash investment in property, plant and equipment and a $599,000 addition of financed equipment, partially offset by $3.6 million in depreciation and net equipment disposals of $258,000.

Prepaid expenses and other totaled $6.0 million at March 31, 2023, an increase of $2.0 million from the prior fiscal year end balance of $3.9 million. The increase was primarily due to financed insurance premiums, net of expense, during the six months ended March 31, 2023.

Retainage receivable totaled $5.7 million at March 31, 2023, an increase of $1.2 million from the prior fiscal year end balance of $4.4 million. The increase was primarily due to more current year projects that require retainages to be withheld.

Right-of-use assets totaled $2.3 million at March 31, 2023, an increase of $649,000 from the prior fiscal year end balance of $1.6 million. The increase was primarily due to $962,000 in operating lease additions, partially offset by $315,000 in amortization expense, during the six months ended March 31, 2023.

Other receivables totaled $320,000 at March 31, 2023, an increase of $309,000 from the prior end balance of $11,000. The increase was primarily related to expected insurance premium refunds.

Goodwill totaled $4.1 million at March 31, 2023 and September 30, 2022.

The Company had total liabilities of $79.2 million at March 31, 2023, a decrease of $5.2 million from the prior fiscal year end balance of $84.4 million.

Accounts payable totaled $14.2 million at March 31, 2023, a decrease of $6.2 million from the prior fiscal year end balance of $20.3 million. The decrease was due to the timing of accounts payable payments as compared to September 30, 2022.

Accrued expenses and other current liabilities totaled $8.3 million at March 31, 2023, a decrease of $3.0 million from the prior fiscal year end balance of $11.3 million. The decrease was due to the timing of accrued expense payments, as compared to September 30, 2022.

Deferred tax liabilities totaled $3.7 million at March 31, 2023, a decrease of $730,000 from the prior fiscal year end balance of $4.5 million. The decrease was primarily related to an increase in the net operating loss carry forward other tax assets during the six months ended March 31, 2023.

Lines of credit and short-term borrowings totaled $25.4 million at March 31, 2023, an increase of $2.2 million from the prior fiscal year end balance of $23.2 million. The increase was primarily due to the financed insurance premiums, net of repayments.

Contract liabilities totaled $7.0 million at March 31, 2023, an increase of $1.0 million from the prior fiscal year end balance of $6.0 million. The increase was due to a difference in the timing of project billings at March 31, 2023, as compared to September 30, 2022.

Long-term debt totaled $18.4 million at March 31, 2023, an increase of $837,000 from the prior fiscal year end balance of $17.6 million, as restated. The increase in long-term debt was primarily due to $3.7 million in new debt agreements, partially offset by $2.9 million in debt repayments. The new long-term debt was primarily related to the financing of the equipment obtained in the Ryan Construction acquisition, which was a cash transaction at the time of the acquisition.

Current and long-term operating lease liabilities totaled $2.2 million at March 31, 2023, an increase of $646,000 from the prior fiscal year end balance of $1.6 million. The increase was due to operating lease additions of $962,000, partially offset by $357,000 in operating lease payments for the six months ended March 31, 2023.

Shareholders’ equity was $25.6 million at March 31, 2023, a decrease of $2.6 million from the prior fiscal year end balance of $28.2 million. The decrease was due to net loss of ($1.7) million for the six months ended March 31, 2023, common dividend payments of $833,000, and treasury stock repurchases of $72,000.

Liquidity and Capital Resources

Operating Line of Credit

On July 13, 2022, the Company received a one-year extension on its $15.0 million operating line of credit effective June 28, 2022. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%. Based on a borrowing base calculation, the Company had borrowed all $12.5 million available on the line of credit as of September 30, 2022. The interest rate at September 30, 2022, was 5.5%.

On January 19, 2023, the Company received an amendment to the agreement which increased the line of credit to $30.0 million, limited to a borrowing base calculation, which was approximately $12.75 million at March 31, 2023. The maturity date remains June 28, 2023, with a variable interest rate equal to the “Wall Street Journal” Prime Rate with a floor of 4.5%. The interest rate at March 31, 2023 was 8.0%.

The modified financial covenants for the quarter ended March 31, 2023, and all subsequent quarters, are below:

●	Minimum tangible net worth of $28.0 million,
●	Minimum traditional debt service coverage of 1.50x on a rolling twelve- month basis,
●	Minimum current ratio of 1.20x,
●	Maximum debt to tangible net worth ratio (“TNW”) of 2.75x,
●	Each ratio and covenant shall be determined, tested, and measured as of each calendar quarter beginning March 31, 2023,
●	The Company shall maintain a ratio of Maximum Senior Funded Debt (“SFD”) to Earnings before Interest, Taxes, Depreciation and Amortization (“EBDITA”) equal to or less than 3.5:1. SFD shall mean any funded debt or lease of the Company, other than subordinated debt. The covenant shall be tested quarterly, at the end of each fiscal quarter, with EBITDA based on the preceding four quarters.

The Company was in compliance with all covenants at March 31, 2023 and the Company projects to meet all covenant requirements for the next twelve months.

Insurance Premiums Financed

The Company also finances insurance policy premiums on a short-term basis through a financing company. These insurance policies include workers’ compensation, general liability, automobile, umbrella, and equipment policies. The Company makes a down payment in January and finances the remaining premium amount over eleven monthly payments. At March 31, 2023 and September 30, 2022, respectively, the remaining balance of the insurance premiums was $2.5 million and $580,000.

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

During April 2023, management received notification from the SBA that one of the Company’s forgiveness applications related to the PPP Loans was under review. As part of the review, the SBA requested additional payroll information. Additionally, the SBA requested information regarding the ability of the Company’s affiliates to meet SBA size standards and/or PPP corporate maximum limits. The requested information was subsequently provided to the SBA through the Lender. The Company recognizes that there is a possibility that the SBA could reverse its previous determination on the forgiveness of the PPP Loans. As a result of this uncertainty, on May 12, 2023, the audit committee of the Board of Directors of Energy Services, after considering the recommendation of management, concluded: that (a) the Company’s previously issued audited consolidated financial statements for the fiscal years ended September 30, 2022 and 2021, and the related reports of its independent registered public accounting firm, Baker Tilly, included in the Company’s annual reports on Form 10-K for the fiscal years ended September 30, 2022 and 2021, and (b) the Company’s unaudited consolidated financial statements for the periods ended June 30, 2021, December 31, 2021, March 31, 2022, June 30, 2022 and December 31, 2022 as reported in the Company’s quarterly reports on Form 10-Q for those periods should no longer be relied upon and have been restated. The Company has recorded a short-term borrowing due to the SBA inquiry for the full $9.8 million, plus accrued interest for all periods presented.

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

Long-Term Debt

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with a bank to purchase the office building and property it had previously been leasing for $6,300 monthly. The interest rate on this loan agreement is 4.82% with monthly payments of $7,800. The interest rate on this note is subject to change from time to time based on changes in the U.S. Treasury yield, adjusted to a constant maturity of three years as published by the Federal Reserve weekly. As of March 31, 2023, the Company had made principal payments of $359,000. The loan is collateralized by the building purchased under this agreement. The note is currently held by Peoples Bank, Inc., formerly First Bank of Charleston, Inc. (West Virginia).

On November 13, 2015, the Company entered into a 10-year $1.1 million loan agreement with United Bank to purchase the fabrication shop and property Nitro had previously been leasing for $12,900 each month. The variable interest rate on the loan agreement is 9.0% at March 31, 2023 with monthly payments of $12,464. As of March 31, 2023, the Company had made principal payments of $765,000. The loan is collateralized by the building and property purchased under this agreement.

On December 31, 2020, West Virginia Pipeline Acquisition Company, later renamed West Virginia Pipeline, Inc., entered into a $3.0 million sellers’ note agreement with David and Daniel Bolton for the remaining purchase price of West Virginia Pipeline, Inc. For the purchase price allocation, the $3.0 million note had a fair value of $2.85 million. As part of the $6.35 million acquisition price, the Company paid $3.5 million in cash in addition to the note. The unsecured five-year term note requires annual payments of at least $500,000 with a fixed interest rate of 3.25% on the $3.0 million sellers’ note, which equates to 5.35% on the carrying value of the note. As of March 31, 2023, the Company had made annual installment payments of $1,250,000, interest payments of $186,000 and expensed $45,000 in accreted interest.

On January 4, 2021, the Company entered into a $3.0 million Non-Revolving Note agreement with United Bank. This five-year agreement gave the Company access to a $3.0 million line of credit (“Equipment Line of Credit 2021”), specifically for the purchase of equipment, for a period of twelve months with a variable interest rate initially established at 4.25% as based on the Prime Rate as published by The Wall Street Journal. After twelve months, all borrowings against the Equipment Line of Credit 2021 were converted to a four-year term note agreement with a variable interest rate initially established at 4.25%. The loan is collateralized by the equipment purchased under this agreement. As of March 31, 2023, the Company borrowed $3.0 million against this line of credit with monthly payments of $68,150 that started in February 2022. The interest rate at March 31, 2023 was 9.0%. The Company has made principal payments of $763,000 on this note as of March 31, 2023.

On April 2, 2021, the Company entered into a $3.5 million Non-Revolving Note agreement with United Bank. This five-year agreement repaid the outstanding $3.5 million line of credit that was used for the down payment on the West Virginia Pipeline acquisition. This loan has monthly installment payments of $64,853 and has a fixed interest rate of 4.25%. The loan is collateralized by the Company’s equipment and receivables. As of March 31, 2023, the Company had made principal payments of $1.3 million.

On April 29, 2022, the Company entered into a $7.5 million Non-Revolving Note agreement with United Bank. This five-year agreement was used to finance the purchase of Tri-State Paving and has monthly payments of $129,910 with a fixed interest rate of 4.25%. The Company has made principal payments of $1.2 million on this note as of March 31, 2023.

On April 29, 2022, the Company entered into a $1.0 million promissory note agreement with Corns Enterprises, a related party, as partial consideration for the purchase of Tri-State Paving. This four-year agreement requires $250,000 principal installment payments on or before the end of each twelve (12) full calendar month period beginning April 29, 2022. Interest payments due shall be calculated on the principal balance remaining and shall be at the stated rate of 3.5% per year. The Company had made principal payments of $250,000 on this note as of March 31, 2023.

On October 10, 2022, the Company entered into a $3.1 million promissory note agreement with United Bank. This five-year agreement financed the previous cash value of equipment purchased in the Ryan Construction acquisition. This loan has monthly installment payments of $59,932 and has a fixed interest rate of 6.0%. The loan is collateralized by the Company’s equipment and receivables. As of March 31, 2023, the Company had made principal payments of $224,000.

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

The Company has two right-of-use operating leases acquired on April 29, 2022, as part of the Tri-State Paving, LLC transaction. The first operating lease, for the Hurricane, West Virginia facility, had a net present value of $236,000 at inception, and a carrying value of $167,000 at March 31, 2023. The second operating lease, for the Chattanooga, Tennessee facility, had a net present value of $144,000 at inception, and a carrying value of $88,000 at March 31, 2023. The 4.5% interest rate on the operating leases is based on the Company’s incremental borrowing rate at inception.

The Company has a right-of-use operating lease with Enterprise Fleet Management, Inc. acquired on August 11, 2022, as part of the Ryan Environmental acquisition. This lease agreement was initially for 31 vehicles to be used by Ryan Construction; however, the Company plans to add vehicles as it finds necessary. This lease had a net present value of $1.2 million at inception, and carrying value of $1.7 million at March 31, 2023. The 4.5% interest rate on the operating lease is based on the Company’s incremental borrowing rate at inception.

The Company has a right-of-use operating lease with RICA Developers, LLC acquired on August 12, 2022, as part of the Ryan Environmental acquisition. This lease, for the Bridgeport, West Virginia facility, had a net present value of $140,000 at inception and a carrying value of $63,000 at March 31, 2023. The 4.5% interest rate on the operating lease is based on the Company’s incremental borrowing rate at inception.

The Company has a right-of-use operating lease acquired on March 28, 2023. This lease, for the Winchester, Kentucky facility, had a net present value of $290,000 at inception and a carrying value of $273,000 at March 31, 2023. The 7.75% interest rate on the operating lease is based on the Company’s incremental borrowing rate at inception.

Off-Balance Sheet Arrangements

Due to the nature of our industry, we often enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Though for the most part not material in nature, some of these are:

Rental Agreements

The Company rents equipment for use on construction projects with rental agreements being week to week or month to month. Rental expense can vary by reporting period due to equipment requirements on construction projects and the availability of Company owned equipment. Rental expense, which is included in cost of goods sold on the consolidated statements of income (loss), was $1.5 million and $1.6 million, and $4.2 million and $3.5 million for the three and six months ended March 31, 2023 and 2022, respectively.

Letters of Credit

Certain customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors and vendors on various customer projects. At March 31, 2023, the Company did not have any letters of credit outstanding.

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

Currently, the Company has an agreement with a surety company to provide bonding which will suit the Company’s immediate needs. The ability to obtain bonding for future contracts is an important factor in the contracting industry with respect to the type and value of contracts that can be bid. Depending upon the size and conditions of a particular contract, the Company may be required to post letters of credit or other collateral in favor of the insurer. Posting these letters or other collateral will reduce our borrowing capabilities. The Company does not anticipate any claims in the foreseeable future. At March 31, 2023, the Company had $97.6 million in performance bonds outstanding.

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

Please see the tables below for customers that represent 10.0% or more of the Company’s revenue for the three and six months ended March 31, 2023 and 2022:

	Three Months Ended
Revenue	March 31, 2023	March 31, 2022
NiSource	*	0.0%
TransCanada Corporation	*	11.1%
All other	100.0%	88.9%
Total	100.0%	100.0%

* Less than 10.0% and included in “All other” if applicable

	Six Months Ended
Revenue	March 31, 2023	March 31, 2022
TransCanada Corporation	*	14.7%
All other	100.0%	85.3%
Total	100.0%	100.0%

* Less than 10.0% and included in “All other” if applicable

Please see the tables below for customers that represent 10.0% or more of the Company’s accounts receivable, net of retention at March 31, 2023 and September 30, 2022:

Accounts receivable, net of retention	March 31, 2023	September 30, 2022
All other	100.0%	100.0%
Total	100.0%	100.0%

* Less than 10.0% and included in “All other” if applicable

Litigation

In February 2018, the Company filed a lawsuit against a former customer (“Defendant”) in the United States District Court for the Western District of Pennsylvania. The lawsuit is related to a dispute over work performed on a pipeline construction project. On November 21, 2022, a Judgment Order was issued, and the Company was awarded $13.1 million, of which $5.8 million was the jury award, $1.6 million was for attorney’s fees, and $5.7 million was for penalties and interest. The amounts awarded by the Judgment Order have not been recognized in the Company’s consolidated financial statements as of March 31, 2023. The Company’s attorney’s fees have been expensed as incurred. The case has been appealed to the United States Court of Appeals for the Third Circuit and is expected to be heard in the next 10 to 12 months.

On November 12, 2021, the Company received a withdrawal liability claim from a pension plan to which the Company made pension contributions for union construction employees performing covered work in a particular jurisdiction. The Company has not performed covered work in their jurisdiction since 2011; however, the Company disagrees with the withdrawal claim and believes it is covered by an exemption under federal law. The demand called for thirty-four quarterly installment payments of $41,000 starting December 15, 2021. The Company must comply with the demand under federal pension law; however, the Company firmly believes no withdrawal liability exists. The Company is in negotiations with the pension fund to resolve the matter and all future payments have been suspended as part of the negotiation. The Company has expensed all $164,000 in payments made through March 31, 2023 and does not expect any future liabilities related to this claim.

Other than described above, at March 31, 2023, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties, or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At March 31, 2023, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 each month. The interest rate on the loan agreement is 4.82% with monthly payments of $7,800. As of March 31, 2023, the Company had paid approximately $359,000 in principal and approximately $414,000 in interest since the beginning of the loan. Mr. Douglas Reynolds, President of Energy Services, was a director and secretary of First Bank of Charleston. Mr. Samuel Kapourales, a director of Energy Services, was also a director of First Bank of Charleston. On October 15, 2018, First Bank of Charleston was merged into Premier Bank, Inc., a wholly owned subsidiary of Premier Financial Bancorp, Inc. Mr. Marshall Reynolds, Chairman of the Board of Energy Services, held the same position with Premier Financial Bancorp, Inc. Mr. Douglas Reynolds is the president and a director of Energy Services and was a director of Premier Financial Bancorp, Inc. On September 17, 2021, Peoples Bancorp, Inc., parent company of Peoples Bank, completed an acquisition of Premier Financial Bancorp, Inc. and its wholly owned subsidiaries, Premier Bank and Citizens Deposit Bank & Trust. On October 26, 2021, Mr. Douglas Reynolds was elected a director of Peoples Bancorp, Inc., and its subsidiary Peoples Bank.

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

Subsequent to the April 29, 2022 acquisition of Tri-State Paving, the Company entered into an operating lease for facilities in Hurricane, West Virginia with Corns Enterprises. This thirty-six-month lease is treated as a right-of-use asset and has payments of $7,000 per month. The total net present value was $236,000 at inception, and had a carrying value of $167,000 at March 31, 2023.

SQP made an equity investment of $156,000 in 1030 Quarrier Development, LLC (“Development”) in August 2022. Development is a variable interest entity (“VIE”) that is 75% owned by 1030 Quarrier Ventures, LLC (“Ventures”) and 25% owned by SQP. SQP is not the primary beneficiary of the VIE and therefore, will not consolidate Development into its consolidated financial statements. Instead, SQP will apply the equity method of accounting for its investment in Development. Development, a 1% owner, and United Bank, a 99% owner, formed 1030 Quarrier Landlord, LLC (“Landlord”). Landlord decided to pursue the following development project (the “Project”): a historical building at 1030 Quarrier Street, Charleston, West Virginia as well as associated land (the “Property”) was purchased to be developed/rehabilitated into a commercial project including apartments and commercial space. Upon the completion of development, the Property will be used to generate rental income. SQP has been awarded the construction contract for the Project. United Bank provided $5.0 million in loans to fund the Project. SQP and Ventures have jointly provided an unconditional guarantee for the $5.0 million of obligations associated with the Project. As of March 31, 2023, there is no significant impact on our consolidated financial statements in connection with this investment by SQP.

Other than mentioned above, there were no new material related party transactions entered into during the three months March 31, 2023.

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

Inflation

Most significant project materials, such as pipe or electrical wire, are provided by the Company’s customers. When possible, the Company attempts to lock in pricing with vendors and include qualifications regarding material costs increases in bids. Where allowed by contract, the Company will address fuel cost increases with customers. Significant inflation or supply chain issues could cause customers to delay or cancel planned projects; however, inflation did not have a significant effect on our results for the three months ended March 31, 2023 and 2022.

Critical Accounting Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates. Management believes the following accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

The following table presents our costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings at March 31, 2023 and September 30, 2022:

	March 31, 2023	September 30, 2022
Costs incurred on contracts in progress	$137,824,832	$192,957,145
Estimated earnings, net of estimated losses	15,005,490	28,150,060
	152,830,322	221,107,205
Less billings to date	148,424,517	211,025,190
	$4,405,805	$10,082,015

Costs and estimated earnings in excess of billed on uncompleted contracts	$11,450,015	$16,109,593

Less billings in excess of costs and estimated earnings on uncompleted contracts	7,044,210	6,027,578

	$4,405,805	$10,082,015

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

Materially incorrect estimates of bad debt reserves could result in an unexpected loss in profitability for the Company. Additionally, frequently changing reserves could be an indication of risky or unreliable customers. At March 31, 2023, the management review deemed that the allowance for doubtful accounts was adequate.

Please see the allowance for doubtful accounts table below:

	March 31, 2023	September 30, 2022

Beginning balance	$70,310	$70,310
Charged to expense	—	—
Deductions for uncollectible receivables written off, net of recoveries	(19,247)	—
Ending Balance	$51,063	$70,310

Impairment of goodwill and intangible assets

The Company follows the guidance of ASC Topic 350, Intangibles-Goodwill and Other, which requires a company to record an impairment charge based on the excess of a reporting unit’s carrying amount of goodwill over its fair value. Under the current guidance, companies can first choose to assess any impairment based on qualitative factors (Step 0). If a company fails this test or decides to bypass this step, it must proceed with a quantitative assessment of goodwill impairment. The Company did not have a goodwill impairment at March 31, 2023 or September 30, 2022.

Materially incorrect estimates could cause an impairment to goodwill or intangible assets and result in a loss in profitability for the Company.

A table of the Company’s intangible assets subject to amortization is below:

					Amortization and
			Accumulated	Accumulated	Impairment Six
	Remaining Life at		Amortization and	Amortization and	Months Ended	Net Book
	March 31,		Impairment at	Impairment at	March 31,	Value at
Intangible assets:	2023	Original Cost	March 31, 2023	September 30, 2022	2023	March 31, 2023

West Virginia Pipeline:
Customer Relationships	93 months	$2,209,724	$507,582	$386,693	$120,889	$1,702,142
Tradename	93 months	263,584	59,318	46,136	13,182	204,266
Non-competes	0 months	83,203	83,203	72,806	10,397	—

Revolt Energy:
Employment agreement/non-compete	13 months	100,000	86,113	77,779	8,334	13,887

Tri-State Paving:
Customer Relationships	109 months	1,649,159	$149,239	66,781	$82,458	1,499,920
Tradename	109 months	203,213	18,529	8,368	10,161	184,684
Non-competes	1 month	39,960	36,570	16,590	19,980	3,390

Total intangible assets		$4,548,843	$940,554	$675,153	$265,401	$3,608,289

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

The Company’s depreciation expense for the six months ended March 31, 2023 and 2022 was $3.6 million and $2.6 million, respectively. In general, depreciation is included in “cost of revenues” on the Company’s consolidated statements of income (loss).

The Company’s intangible amortization expense for the six months ended March 31, 2023 and 2022 was $265,000 and $196,000, respectively. In general, amortization is included in “selling and administrative expenses” on the Company’s consolidated statements of income (loss).

Materially incorrect estimates of depreciation and amortization and/or the useful lives of assets could significantly impact the value of long-lived assets on the Company’s consolidated financial statements. A material overvaluation could result in impairment charges and reduced profitability for the Company.

Income Taxes

The Company’s income tax expense (benefit) and deferred tax assets and liabilities reflect management’s best estimate of current and future taxes to be paid. Significant judgments and estimates are required in the determination of the consolidated income tax expense (benefit). The Company’s provision for income taxes is computed by applying a federal rate of 21.0% and a state rate of 6.0% to taxable income or loss after consideration of non-taxable and non-deductible items.

Permanent income tax differences result in an increase or decrease in taxable income and impact the Company’s effective tax rates, which were (26.0%) and (25.5%), as restated, for the three months ended March 31, 2023, and 2022, respectively. The effective income tax rate for the six months ended March 31, 2023 was (30.2%), as restated, as compared to 33.4%, as restated, for the same period in the prior year. Our tax rate is affected by recurring items, such as non-deductible expenses, which we expect to be fairly consistent in the near term.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, which will result in taxable or deductible amounts in the future. At March 31, 2023, the Company had a net deferred income tax liability of $3.8 million as compared to $4.5 million at September 30, 2022. The Company’s deferred income tax liabilities at March 31, 2023 totaled $7.5 million and primarily related to depreciation on property and equipment. The Company’s deferred income tax assets at March 31, 2023, totaled $3.8 million and primarily related to a NOL carryforward. The Company believes that it is more likely than not that all NOL carryforwards will be realized.

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

New Accounting Pronouncements

On October 28, 2021, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments of this ASU require entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The amendments are effective for public business entities for the fiscal years, including interim periods within those the fiscal years, beginning after December 15, 2022. For all other entities they are effective for the fiscal years, including interim periods within those the fiscal years, beginning after December 15, 2023. Entities should apply the amendments prospectively to business combinations that occur after the effective date. Early adoption is permitted, including in any interim period, for public business entities for periods for which financial statements have not yet been issued, and for all other entities for periods for which financial statements have not yet been made available for issuance. The Company is currently assessing the effect that ASU 2021-08 will have on their results of operations, financial position and cash flows; however, the Company does not expect a significant impact.

The FASB recently issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which aims to provide increased transparency by requiring business entities to disclose information about certain types of government assistance they receive in the notes to the financial statements. Entities are required to provide the new disclosures prospectively for all transactions with a government entity that are accounted for under either a grant or a contribution accounting model and are reflected in the financial statements at the date of initially applying the new amendments, and to new transactions entered into after that date. Retrospective application of the guidance is permitted. The guidance in ASU 2021-10 is effective for financial statements of all entities for annual periods beginning after December 15, 2021, with early application permitted. ASU 2021-10 has not become effective for the Company; however, a significant impact is not expected.

Subsequent Events

Management has evaluated all subsequent events for accounting and disclosure. There have been no other material events during the period, other than noted above, that would either impact the results reflected in the report or the Company’s results going forward.

Outlook

The following statements are based on current expectations. These statements are forward-looking, and actual results may differ materially.

The Company is seeing a significant increase in bid opportunities for natural gas transmission and distribution projects along with electrical, mechanical, and general construction projects. The Company’s backlog at March 31, 2023 was $224.6 million, as compared to $120.3 million and $142.3 million at December 31, 2022, and September 30, 2022, respectively. While adding additional projects appears likely, no assurances can be given that the Company will be successful in bidding on projects that become available. Moreover, even if the Company obtains contracts, there can be no guarantee that the projects will go forward.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based upon that evaluation, management identified a material weakness in our internal control over financial reporting which was also disclosed in our Amendment No. 1 to the Annual Report on Form 10-K/A. As a result of this material weakness, management concluded that our disclosure controls and procedures were not effective as of March 31, 2023.

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

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

In February 2018, the Company filed a lawsuit against a former customer (“Defendant”) in the United States District Court for the Western District of Pennsylvania. The lawsuit is related to a dispute over work performed on a pipeline construction project. On November 21, 2022, a Judgment Order was issued, and the Company was awarded $13.1 million, of which $5.8 million was the jury award, $1.6 million was for attorney’s fees, and $5.7 million was for penalties and interest. The amounts awarded by the Judgment Order have not been recognized in the Company’s consolidated financial statements as of March 31, 2023. The Company’s attorney’s fees have been expensed as incurred. The case has been appealed to the United States Court of Appeals for the Third Circuit and is expected to be heard in the next 10 to 12 months.

On November 12, 2021, the Company received a withdrawal liability claim from a pension plan to which the Company made pension contributions for union construction employees performing covered work in a particular jurisdiction. The Company has not performed covered work in their jurisdiction since 2011; however, the Company disagrees with the withdrawal claim and believes it is covered by an exemption under federal law. The demand called for thirty-four quarterly installment payments of $41,000 starting December 15, 2021. The Company must comply with the demand under federal pension law; however, the Company firmly believes no withdrawal liability exists. The Company is in negotiations with the pension fund to resolve the matter and all future payments have been suspended as part of the negotiation. The Company has expensed all $164,000 in payments made through March 31, 2023 and does not expect any future liabilities related to this claim.

Other than described above, at March 31, 2023, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties, or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At March 31, 2023, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. Risk Factors

There have been no material changes in our risk factors from those previously disclosed in Item 1A of Part 1 of our Amendment No.1 to the Annual Report on Form 10-K/A for the year ended September 30, 2022.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There have been no unregistered sales of equity securities during the period covered by the report.
(b)	None.
(c)	On July 6, 2022, the Company announced a share repurchase program (“Program”), pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate repurchase not to exceed 1,000,000 shares, which is approximately 6.0% of its outstanding common stock. The Program has no expiration date.

The repurchases of Energy Services of America Corporation’s shares of its common stock during the three months ended March 31, 2023 was as follows:

			Value of Shares	Maximum Number of
			Purchased as Part of	Shares That May Yet Be
	Total Number of Shares	Average Price	Publicly Announced	Purchased Under the
Period	Purchased	Paid Per Share	Plans or Programs (1)	Plans or Programs
March 1, 2023-March 31, 2023	32,181	$2.23	$71,655	967,819
Total	32,181	$2.23	71,655
(1)	On July 6, 2022 the Company announced that the Board of Directors authorized a stock repurchase program under which the Company would repurchase up to 1,000,000 shares, or approximately 6%, of the Company’s issued and outstanding stock. The repurchase program started on August 16, 2022 and has no expiration date.

ITEM 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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