Form 10-Q
period 2023-06-30
Energy Services of America CORP
filed 2023-08-14
CIK 1357971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023.

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

As of June 11, 2023 there were 16,567,185 outstanding shares of the Registrant’s Common Stock.

Part 1. Financial Information

Item 1. Financial Statements (Unaudited):

Energy Services of America Corporation

Consolidated Balance Sheets

Unaudited

		As Restated
	June 30,	September 30,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$9,038,562	$7,427,474
Accounts receivable-trade	47,875,592	38,525,223
Allowance for doubtful accounts	(51,063)	(70,310)
Retainages receivable	7,324,964	4,443,679
Other receivables	567,031	10,866
Contract assets	12,198,918	16,109,593
Prepaid expenses and other	4,849,731	3,945,968
Total current assets	81,803,735	70,392,493

Property, plant and equipment, at cost	82,131,349	73,736,433
less accumulated depreciation	(45,933,846)	(41,074,646)
Total property and equipment, net	36,197,503	32,661,787

Right-of-use assets-operating lease	3,674,455	1,611,321
Intangible assets, net	3,472,469	3,873,690
Goodwill	4,087,554	4,087,554
Total assets	$129,235,716	$112,626,845

Liabilities and shareholders’ equity
Current liabilities
Current maturities of long-term debt	$4,858,795	$4,060,016
Lines of credit and short-term borrowings	28,248,900	23,164,851
Current maturities of operating lease liabilities	1,213,496	588,653
Accounts payable	18,833,990	20,314,408
Accrued expenses and other current liabilities	10,318,491	11,266,008
Contract liabilities	16,576,181	6,027,578
Total current liabilities	80,049,853	65,421,514

Long-term debt, less current maturities	12,731,183	13,494,084
Long-term operating lease liabilities, less current maturities	2,431,780	1,015,624
Deferred tax liability	5,155,011	4,455,079
Total liabilities	100,367,827	84,386,301

Shareholders’ equity
Common stock, $.0001 par value Authorized 50,000,000 shares, 17,885,615 issued and 16,567,185 outstanding at June 30, 2023 and 17,885,615 issued and 16,667,185 outstanding at September 30, 2022	1,789	1,789
Treasury stock, 1,318,430 shares at June 30, 2023 and 1,218,430 shares at September 30, 2022	(132)	(122)
Additional paid in capital	60,288,745	60,508,350
Retained deficit	(31,422,513)	(32,269,473)
Total shareholders’ equity	28,867,889	28,240,544
Total liabilities and shareholders’ equity	$129,235,716	$112,626,845

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Income

Unaudited

		As Restated		As Restated
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Revenue	$85,529,892	$51,171,939	$199,245,920	$129,223,642

Cost of revenues	74,650,897	44,754,346	178,480,010	114,632,057

Gross profit	10,878,995	6,417,593	20,765,910	14,591,585

Selling and administrative expenses	5,283,617	3,821,043	16,487,502	10,870,677
Income from operations	5,595,378	2,596,550	4,278,408	3,720,908

Other income (expense)
Interest income	—	—	196	576
Other nonoperating expense	(72,338)	(174,957)	(163,525)	(438,195)
Interest expense	(639,888)	(231,265)	(1,713,862)	(623,498)
Gain on sale of equipment	30,136	58,311	47,073	418,103
	(682,090)	(347,911)	(1,830,118)	(643,014)

Income before income taxes	4,913,288	2,248,639	2,448,290	3,077,894

Income tax expense	1,497,742	651,396	767,970	945,216

Net income	$3,415,546	$1,597,243	$1,680,320	$2,132,678

Weighted average shares outstanding-basic	16,602,556	16,449,829	16,659,169	16,270,499

Weighted average shares-diluted	16,602,556	16,449,829	16,659,169	16,270,499

Earnings per share-basic	$0.21	$0.10	$0.10	$0.13

Earnings per share-diluted	$0.21	$0.10	$0.10	$0.13

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Cash Flows

Unaudited

		As Restated
	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
	2023	2022
Cash flows from operating activities:
Net income	$1,680,320	$2,132,678

Adjustments to reconcile net income to net cash provided by operating activities:
Accreted interest on PPP Loans	74,613	74,613
Depreciation expense	5,356,166	4,006,663
Gain on sale of equipment	(47,073)	(418,103)
Provision for deferred taxes	699,932	845,216
Amortization of intangible assets	401,221	307,698
Accreted interest on notes payable	31,200	27,326
Increase in accounts receivable	(9,369,616)	(3,086,194)
Increase in retainage receivable	(2,881,285)	(2,221,588)
(Increase) decrease in other receivables	(556,165)	489,771
Decrease (increase) in contract assets	3,910,675	(3,206,678)
Decrease in prepaid expenses and other	2,907,881	2,424,047
(Decrease) increase in accounts payable	(1,480,418)	4,050,532
(Decrease) increase in accrued expenses and other current liabilities	(969,652)	2,229,419
Increase in contract liabilities	10,548,603	2,961,585
Net cash provided by operating activities	10,306,402	10,616,985

Cash flows from investing activities:
Investment in property and equipment	(8,498,746)	(4,671,687)
Proceeds from sales of property and equipment	546,672	643,603
Net cash used in investing activities	(7,952,074)	(4,028,084)

Cash flows from financing activities:
Preferred stock redemption	—	(1,210,525)
Dividends on common stock	(833,360)	—
Treasury stock purchased	(219,615)	—
Borrowings on lines of credit and short-term debt, net of (repayments)	1,197,792	(4,884,880)
Proceeds from long-term debt	3,100,000	—
Principal payments on long-term debt	(3,988,057)	(3,324,838)
Net cash used in financing activities	(743,240)	(9,420,243)
Increase (decrease) in cash and cash equivalents	1,611,088	(2,831,342)
Cash and cash equivalents beginning of period	7,427,474	8,226,739
Cash and cash equivalents end of period	$9,038,562	$5,395,397

Supplemental schedule of noncash investing and financing activities:
Purchases of property & equipment under financing agreements	$892,735	$461,784
Prepaid insurance premiums financed	$3,811,644	$3,352,971
Debt assumed in acquisitions for equipment	$—	$390,445
Sellers’ note Tri-State Paving acquisition	$—	$936,000
Note payable to finance Tri-State Paving acquisition	$—	$7,500,000
Common stock issued to finance Tri-State Paving acquisition	$—	$1,048,218
Par value of common stock issued from preferred stock conversion	$—	$263
Operating lease right-of-use assets acquired in exchange for operating lease liabilities	$2,618,530	$365,379

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$1,636,404	$548,885
Income taxes	$—	$6,706

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Changes in Shareholders’ Equity

For the three and nine months ended June 30, 2023 and 2022

Unaudited

						Total
	Common Stock		Additional Paid	Retained	Treasury	Shareholders’
	Shares	Amount	in Capital	Deficit	Stock	Equity

Balance at September 30, 2022, as restated	16,667,185	$1,789	$60,508,350	$(32,269,473)	$(122)	$28,240,544

Net income, as restated	—	—	—	138,374	—	138,374

Balance at December 31, 2022, as restated	16,667,185	$1,789	$60,508,350	$(32,131,099)	$(122)	$28,378,918

Net loss	—	—	—	(1,873,600)	—	(1,873,600)

Dividends on common stock ($0.05 per share on 16,667,185 shares)	—	—	—	(833,360)	—	(833,360)

Treasury stock purchased by company	(32,181)	—	(71,652)	—	(3)	(71,655)

Balance at March 31, 2023	16,635,004	$1,789	$60,436,698	$(34,838,059)	$(125)	$25,600,303

Net income	—	—	—	3,415,546	—	3,415,546

Treasury stock purchased by company	(67,819)	—	(147,953)	—	(7)	(147,960)
Balance at June 30, 2023	16,567,185	$1,789	$60,288,745	$(31,422,513)	$(132)	$28,867,889

						Total
	Common Stock		Additional Paid	Retained	Treasury	Shareholders’
	Shares	Amount	in Capital	Deficit	Stock	Equity
Balance at September 30, 2021, as restated	13,621,406	$1,484	$60,670,699	$(36,019,788)	$(122)	$24,652,273

Net income, as restated	—	—	—	1,145,836	—	1,145,836

Preferred share redemption, net of accrued dividends at September 30, 2021	—	—	(1,210,525)	—	—	(1,210,525)

Preferred share conversion	2,626,492	263	—	—	—	263
Balance at December 31, 2021, as restated	16,247,898	$1,747	$59,460,174	$(34,873,952)	$(122)	$24,587,847

Net loss, as restated	—	—	—	(610,401)	—	(610,401)

Balance at March 31, 2022, as restated	16,247,898	$1,747	$59,460,174	$(35,484,353)	$(122)	$23,977,446

Net income, as restated	—	—	—	1,597,243	—	1,597,243

Shares issued for Tri-State Paving acquisition	419,287	42	1,048,176	—	—	1,048,218
Balance at June 30, 2022, as restated	16,667,185	$1,789	$60,508,350	$(33,887,110)	$(122)	$26,622,907

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

Nitro Construction Services, Inc. (“NCS”), a wholly owned subsidiary of C.J. Hughes, provides electrical, mechanical, HVAC/R, and fire protection services to customers primarily in the automotive, chemical, and power industries. Revolt Energy, LLC (“Revolt”), a wholly owned subsidiary of NCS, performs residential solar installation projects. Nitro Electric Company, LLC (“Nitro Electric”), a wholly owned subsidiary of NCS, performs industrial electrical work and is a satellite office registered in Michigan.  Pinnacle Technical Solutions, Inc. (“Pinnacle”), a wholly owned subsidiary of NCS, operates as a data storage facility within Nitro’s office building. Pinnacle is supported by NCS and has no employees of its own. NCS and its subsidiaries will collectively be referred to “Nitro”.

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

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto for the years ended September 30, 2022, and 2021 included in the Company’s Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on May 31, 2023. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to the interim financial reporting rules and regulations of the SEC. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and nine months ended June 30, 2023 and 2022 are not necessarily indicative of the results to be expected for the full year or any other interim period.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Please refer to Note 2 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements in the Company’s Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2022 for a more detailed discussion of our significant accounting policies. There were no material changes to these significant accounting policies during the three and nine months ended June 30, 2023.

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

During July 2023, management received notification from the SBA that two additional forgiveness applications related to the PPP Loans were under review. As part of the review, the SBA requested information regarding the ability of the Company’s affiliates to meet SBA size standards and/or PPP corporate maximum limits.  The requested information was subsequently provided to the SBA through the Lender.

Tables for the income statement impact “As previously reported” and “restated” for Paycheck Protection Program loan forgiveness and interest expense for the three and nine months ended June 30, 2022 are below:

	Three Months Ended June 30, 2022
	As Previously
	Reported	Restated	Change
Interest expense	$206,394	$231,265	$24,871
Net income	1,622,114	1,597,243	(24,871)

	Nine Months Ended June 30, 2022
	As Previously
	Reported	Restated	Change
Interest expense	$548,885	$623,498	$74,613
Net income	2,207,291	2,132,678	(74,613)

A table for the balance sheet impact “As previously reported” and “restated” for Paycheck Protection Program loan forgiveness and interest expense at September 30, 2022 is below:

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

Our contract liabilities consist of provisions for losses and billings in excess of costs and estimated earnings. Provisions for losses, if incurred, are recognized in the consolidated statements of income at the uncompleted performance obligation level for total estimated losses in the period that evidence indicates that the estimated total cost of a performance obligation exceeds its estimated total revenue. Billings in excess of costs and estimated earnings are billings to customers on contracts in advance of work performed, including advance payments negotiated as a contract condition. Generally, unearned project-related costs will be earned over the next twelve months.

5.  DISAGGREGATION OF REVENUE

The Company disaggregates revenue based on the following lines of service: (1) Gas & Water Distribution, (2) Gas & Petroleum Transmission, and (3) Electrical, Mechanical, & General services and construction. Our contract types are: Lump Sum, Unit Price, Cost Plus and Time and Materials (“T&M”). The following tables present our disaggregated revenue for the three and nine months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023
			Electrical,
	Gas & Water	Gas & Petroleum	Mechanical, and	Total revenue
	Distribution	Transmission	General	from contracts
Lump sum contracts	$—	$—	$29,132,537	$29,132,537
Unit price contracts	17,906,005	28,488,329	1,568,962	47,963,296
Cost plus and T&M contracts	—	—	8,434,059	8,434,059
Total revenue from contracts	$17,906,005	$28,488,329	$39,135,558	$85,529,892

Earned over time	$7,738,419	$28,488,329	$35,991,934	$72,218,682
Earned at point in time	10,167,586	—	3,143,624	13,311,210
Total revenue from contracts	$17,906,005	$28,488,329	$39,135,558	$85,529,892

	Three Months Ended June 30, 2022
			Electrical,
	Gas &Water	Gas & Petroleum	Mechanical, and	Total revenue
	Distribution	Transmission	General	from contracts
Lump sum contracts	$—	$—	$13,033,786	$13,033,786
Unit price contracts	13,667,005	15,443,917	—	29,110,922
Cost plus and T&M contracts	—	—	9,027,231	9,027,231
Total revenue from contracts	$13,667,005	$15,443,917	$22,061,017	$51,171,939

Earned over time	$3,315,407	$15,443,917	$21,269,782	$40,029,106
Earned at point in time	10,351,598	—	791,235	11,142,833
Total revenue from contracts	$13,667,005	$15,443,917	$22,061,017	$51,171,939

	Nine Months Ended June 30, 2023
			Electrical,
	Gas & Water	Gas & Petroleum	Mechanical, and	Total revenue
	Distribution	Transmission	General	from contracts
Lump sum contracts	$—	$—	$68,633,633	$68,633,633
Unit price contracts	43,825,957	50,718,004	4,368,041	98,912,002
Cost plus and T&M contracts	—	—	31,700,285	31,700,285
Total revenue from contracts	$43,825,957	$50,718,004	$104,701,959	$199,245,920

Earned over time	$21,328,177	$50,718,004	$97,618,445	$169,664,626
Earned at point in time	22,497,780	—	7,083,514	29,581,294
Total revenue from contracts	$43,825,957	$50,718,004	$104,701,959	$199,245,920

	Nine Months Ended June 30, 2022
			Electrical,
	Gas & Water	Gas & Petroleum	Mechanical, and	Total revenue
	Distribution	Transmission	General	from contracts
Lump sum contracts	$—	$—	$32,918,955	$32,918,955
Unit price contracts	36,282,234	35,217,113	—	71,499,347
Cost plus and T&M contracts	—	—	24,805,340	24,805,340
Total revenue from contracts	$36,282,234	$35,217,113	$57,724,295	$129,223,642

Earned over time	$17,263,257	$35,217,113	$55,768,374	$108,248,744
Earned at point in time	19,018,977	—	1,955,921	20,974,898
Total revenue from contracts	$36,282,234	$35,217,113	$57,724,295	$129,223,642

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

During the three and nine months ended June 30, 2023, we recognized revenue of $100,000 and $5.7 million, respectively, that was included in the contract liability balance at September 30, 2022.

Accounts receivable-trade, net of allowance for doubtful accounts, contract assets and contract liabilities consisted of the following:

	June 30, 2023	September 30, 2022	Change

Accounts receivable-trade, net of allowance for doubtful accounts	$47,824,529	$38,454,913	$9,369,616

Contract assets
Cost and estimated earnings in excess of billings	$12,198,918	$16,109,593	$(3,910,675)

Contract liabilities
Billings in excess of cost and estimated earnings	$16,576,181	$6,027,578	$10,548,603

7.  PERFORMANCE OBLIGATIONS

For the three and nine months ended June 30, 2023, there was no revenue recognized as a result of changes in contract transaction price related to performance obligations that were satisfied prior to September 30, 2022. Changes in contract transaction price can result from items such as executed or estimated change orders, and unresolved contract modifications and claims.

At June 30, 2023, the Company had $157.0 million in remaining unsatisfied performance obligations, in which revenue is expected to be recognized over the next twelve months.

8.  UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts as of June 30, 2023 and September 30, 2022, are summarized as follows:

	June 30, 2023	September 30, 2022
Costs incurred on contracts in progress	$165,370,815	$192,957,145
Estimated earnings, net of estimated losses	19,220,491	28,150,060
	184,591,306	221,107,205
Less billings to date	188,968,569	211,025,190
	$(4,377,263)	$10,082,015

Costs and estimated earnings in excess of billed on uncompleted contracts	$12,198,918	$16,109,593

Less billings in excess of costs and estimated earnings on uncompleted contracts	16,576,181	6,027,578

	$(4,377,263)	$10,082,015

Backlog at June 30, 2023 and September 30, 2022, was $185.9 million and $142.3 million, respectively.

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

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed-rate debt was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $27.2 million at June 30, 2023 was $25.3 million. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $25.1 million, as restated, at September 30, 2022 was $24.3 million, as restated.

All other current assets and liabilities are carried at a net realizable value which approximates fair value because of their short duration to maturity.

10.  EARNINGS PER SHARE

The amounts used to compute the earnings per share for the three and nine months ended June 30, 2023 and 2022 are summarized below.

		As Restated		As Restated
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Net income, as restated	$3,415,546	$1,597,243	$1,680,320	$2,132,678

Weighted average shares outstanding-basic	16,602,556	16,449,829	16,659,169	16,270,499

Weighted average shares-diluted	16,602,556	16,449,829	16,659,169	16,270,499

Earnings per share-basic	$0.21	$0.10	$0.10	$0.13

Earnings per share-diluted	$0.21	$0.10	$0.10	$0.13

11.  INCOME TAXES

The components of income taxes are as follows:

The effective income tax rate for the three and nine months ended June 30, 2023 was 30.5% and 31.4%, respectively, as compared to 29.0% as restated, and 30.7%, as restated, for the same periods in fiscal year 2022. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income and non-deductible expenses. Major items that can affect the effective tax rate include state taxes, amortization of goodwill, and non-deductible amounts for per diem expenses.

	Three Months Ended
	June 30, 2023	June 30, 2022
Federal
Current	$68,038	$100,000
Deferred	1,104,844	408,087
Total	1,172,882	508,087

State
Current	—	—
Deferred	324,860	143,309
Total	324,860	143,309
Total income tax expense	$1,497,742	$651,396

	Nine Months Ended
	June 30, 2023	June 30, 2022
Federal
Current	$68,038	$100,000
Deferred	542,938	637,268
Total	610,976	737,268

State
Current	—	—
Deferred	156,994	207,948
Total	156,994	207,948
Total income tax expense	$767,970	$945,216

The income tax effects of temporary differences giving rise to the deferred tax assets and liabilities are as follows:

	June 30,	September 30,
	2023	2022
Deferred tax liabilities
Property and equipment	$7,940,727	$7,686,064
Other	564,978	7,632
Total deferred tax liabilities	$8,505,705	$7,693,696

Deferred income tax assets
Other	$879,717	$404,093
Net operating loss carryforward	2,470,977	2,834,524
Total deferred tax assets	$3,350,694	$3,238,617

Total net deferred tax liabilities	$5,155,011	$4,455,079

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, which will result in taxable or deductible amounts in the future. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. At June 30, 2023, the Company expects all net operating loss carryforwards to be realized in the near future.

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

On January 19, 2023, the Company received an amendment to the agreement which increased the line of credit to $30.0 million with a maturity date of June 28, 2023.  On June 1, 2023, the agreement was renewed through June 28, 2024.  The line of credit is limited to a borrowing base calculation, which was approximately $24.4 million at June 30, 2023.  The outstanding balance on the line of credit was $16.2 million at June 30, 2023.  The line of credit has a variable interest rate equal to the “Wall Street Journal” Prime Rate with a floor of  4.5%, which was 9.25% at June 30, 2023.

The modified financial covenants for the quarter ended June 30, 2023, and all subsequent quarters, are below:

●	Minimum tangible net worth of $28.0 million,
●	Minimum traditional debt service coverage of 1.50x on a rolling twelve- month basis,
●	Minimum current ratio of 1.20x,
●	Maximum debt to tangible net worth ratio (“TNW”) of 2.75x,
●	Each ratio and covenant shall be determined, tested, and measured as of each calendar quarter beginning June 30, 2023,
●	The Company shall maintain a ratio of Maximum Senior Funded Debt (“SFD”) to Earnings before Interest, Taxes, Depreciation and Amortization (“EBDITA”) equal to or less than 3.5:1. SFD shall mean any funded debt or lease of the Company, other than subordinated debt. The covenant shall be tested quarterly, at the end of each fiscal quarter, with EBITDA based on the preceding four quarters.

The Company was not in compliance with all covenants at June 30, 2023; however, a waiver was received from the Company’s lender. The Company projects to meet all covenant requirements for the next twelve months.

Insurance Premiums Financed

The Company also finances insurance policy premiums on a short-term basis through a financing company. These insurance policies include workers’ compensation, general liability, automobile, umbrella, and equipment policies. The Company makes a down payment in January and finances the remaining premium amount over eleven monthly payments. At June 30, 2023 and September 30, 2022, the remaining balance of the insurance premiums was $1.9 million and $580,000, respectively.

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

During July 2023, management received notification from the SBA that two additional forgiveness applications related to the PPP Loans were under review. As part of the review, the SBA requested information regarding the ability of the Company’s affiliates to meet SBA size standards and/or PPP corporate maximum limits.  The requested information was subsequently provided to the SBA through the Lender.

A summary of short-term and long-term debt as of June 30, 2023 and September 30, 2022 is as follows:

		As Restated
	June 30,	September 30,
	2023	2022
Line of credit payable to bank, monthly interest at 9.25%, final payment due by June 28, 2024, guaranteed by certain directors of the Company.	$16,200,000	$12,500,000

Equipment line of credit payable to United Bank, $9.3 million available with no borrowings at June 30, 2023. All borrowings between June 1, 2023 and December 1, 2023 have a fixed interest rate of 7.25%. After December 1, 2023, the line of credit turns into a fifty-four-month term note with a fixed interest rate of 7.25%, final payment due June 1, 2028.	—	—

Paycheck Protection Program loans from Small Business Administration, 1.0% simple interest, initially forgiven in the fiscal year ended September 30, 2021. Final forgiveness decision has not been determined.	10,159,144	10,084,531

Term note payable to United Bank, WV Pipeline acquisition, due in monthly installments of $64,853, including interest at 4.25%, final payment due by March 25, 2026, secured by receivables and equipment, guaranteed by certain directors of the Company.	1,963,324	2,529,421

Notes payable to finance companies, due in monthly installments totaling $48,000 at June 30, 2023 and $60,000 at September 30, 2022, including interest ranging from 0.00% to 5.50%, final payments due July 2023 through August 2026, secured by equipment.	1,324,858	889,165

Note payable to finance company for insurance premiums financed, due in monthly installments totaling $327,000 in FY 2023 and $282,000 in FY 2022, including interest at 3.27%, final payment due November 2023.	1,889,756	580,320

Notes payable to bank, due in monthly installments totaling $7,848, including interest at 4.82%, final payment due November 2034, secured by building and property.	827,019	867,383

Notes payable to bank, due in monthly installments totaling $11,602, including interest at 4.25%, final payment due November 2025, secured by building and property, guaranteed by certain directors of the Company.	324,941	412,917

Notes payable to bank, due in monthly installments totaling $59,932, including fixed interest at 6.0%, final payment due October 2027, secured by receivables and equipment, guaranteed by certain directors of the Company.	2,739,910	—

Notes payable to David Bolton and Daniel Bolton, due in annual installments totaling $500,000, including interest at 3.25%, final payment due December 31, 2026, unsecured	1,652,500	2,380,000

Notes payable to bank, interest at 4.25% of outstanding balance due in monthly installments between January 2021 and January 2022. Note payments due in monthly installments totaling $68,150, including interest at 9.25%, with final payment due September 2026, secured by equipment, guaranteed by certain directors of the Company.	2,030,636	2,549,281

Term note payable to United Bank, Tri-State Paving acquisition, due in monthly installments of $129,910, including interest at 4.25%, final payment due by June 1, 2027, secured by receivables and equipment, guaranteed by certain directors of the Company.	6,024,254	6,982,097

Notes payable to Corns Enterprises, $1,000,000 with fair value of $936,000, due in annual installments totaling $250,000, including interest at 3.50%, final payment due April 29, 2026, unsecured	702,536	943,836

Total debt	$45,838,878	$40,718,951
Less current maturities	33,107,695	27,224,867
Total long term debt	$12,731,183	$13,494,084

13.  GOODWILL AND INTANGIBLE ASSETS

The Company follows the guidance of ASC Topic 350, Intangibles-Goodwill and Other, which requires a company to record an impairment charge based on the excess of a reporting unit’s carrying amount of goodwill over its fair value. Under the current guidance, companies can first choose to assess any impairment based on qualitative factors (Step 0). If a company fails this test or decides to bypass this step, it must proceed with a quantitative assessment of goodwill impairment. The Company did not have a goodwill impairment at June 30, 2023 or September 30, 2022.

A table of the Company’s goodwill is below:

	June 30,	September 30,
	2023	2022
Beginning balance	$4,087,554	$1,814,317

Acquired	—	2,273,237
Ending balance	$4,087,554	$4,087,554

A table of the Company’s intangible assets subject to amortization at June 30, 2023 and September 30, 2022 is below:

					Amortization	Amortization
			Accumulated	Accumulated	and Impairment	and Impairment
	Remaining Life		Amortization and	Amortization and	Three Months	Nine Months
	(in months) at		Impairment at	Impairment at	Ended June 30,	Ended June 30,	Net Book Value
Intangible assets:	June 30, 2023	Original Cost	June 30, 2023	September 30, 2022	2023	2023	at June 30, 2023
West Virginia Pipeline:
Customer Relationships	90	$2,209,724	$573,225	$386,693	$65,643	$186,532	$1,636,499
Tradename	90	263,584	65,909	46,136	6,591	19,773	197,675
Non-competes	—	83,203	83,203	72,806	—	10,397	—

Revolt Energy:

Employment agreement/non-compete	—	100,000	100,000	77,779	13,887	22,221	—

Tri-State Paving:
Customer Relationships	106	1,649,159	190,468	66,781	41,229	123,687	1,458,691
Tradename	106	203,213	23,609	8,368	5,080	15,241	179,604
Non-competes	—	39,960	39,960	16,590	3,390	23,370	—

Total intangible assets		$4,548,843	$1,076,374	$675,153	$135,820	$401,221	$3,472,469

The amortization on identifiable intangible assets for the three and nine months ended June 30, 2023 was $136,000 and $401,000, respectively. The amortization on identifiable intangible assets for the three and nine months ended June 30, 2022 was $112,000 and $308,000, respectively.

Amortization expense associated with the identifiable intangible assets is expected to be as follows:

Amortization Expense
July 2023 to June 2024	$430,008
July 2024 to June 2025	430,008
July 2025 to June 2026	430,008
July 2026 to June 2027	430,008
July 2027 to June 2028	430,008
After	1,322,429
Total	$3,472,469

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

The Company has two right-of-use operating leases acquired on April 29, 2022, as part of the Tri-State Paving, LLC transaction. The first operating lease, for the Hurricane, West Virginia facility, had a net present value of $236,000 at inception, and a carrying value of $148,000 at June 30, 2023. The second operating lease, for the Chattanooga, Tennessee facility, had a net present value of $144,000 at inception, and a carrying value of $72,000 at June 30, 2023. The 4.5% interest rate on the operating leases is based on the Company’s incremental borrowing rate at inception.

The Company has a right-of-use operating lease with Enterprise Fleet Management, Inc. acquired on August 11, 2022, as part of the Ryan Environmental acquisition. This lease agreement was initially for thirty-one vehicles with a net present value of $1.2 million. The Company has subsequently added twenty-six leased vehicles with a net present value of $2.4 million. The right-of-use operating lease has a carrying value of $3.2 million at June 30, 2023. The 4.5% interest rate on the operating lease is based on the Company’s incremental borrowing rate at inception.

The Company has a right-of-use operating lease with RICA Developers, LLC acquired on August 12, 2022, as part of the Ryan Environmental acquisition. This lease, for the Bridgeport, West Virginia facility, had a net present value of $140,000 at inception and a carrying value of $21,000 at June 30, 2023. The 4.5% interest rate on the operating lease is based on the Company’s incremental borrowing rate at inception.

The Company has a right-of-use operating lease acquired on March 28, 2023. This lease, for the Winchester, Kentucky facility, had a net present value of $290,000 at inception and a carrying value of $247,000 at June 30, 2023. The 7.75% interest rate on the operating lease is based on the Company’s incremental borrowing rate at inception.

Schedules related to the Company’s operating leases at June 30, 2023 can be found below:

		Remaining liability
	Years left	June 30, 2023	September 30, 2022	Lease end	Fiscal year end
Operating lease 1	1.8	$148,107	$205,267	4/30/2025	2025
Operating lease 2	0.9	72,334	119,032	5/31/2024	2024
Operating lease 3	3.5	3,156,145	1,166,498	8/10/2026	2027
Operating lease 4	0.3	21,214	113,480	8/11/2023	2023
Operating lease 5	2.6	247,476	—	3/31/2026	2026
		$3,645,276	$1,604,277

Weighted average remaining term		3.3 years

Operating Lease Maturity Schedule
July 2023 to June 2024	$1,234,784
July 2024 to June 2025	1,140,516
July 2025 to June 2026	1,016,679
July 2026 to June 2027	545,026
3,937,005
Less amounts representing interest	(291,729)
Present value of operating lease liabilities	$3,645,276

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Operating Lease Expense	June 30, 2023	June 30, 2023	June 30, 2022	June 30, 2022
Amortization
Operating lease 1	$19,267	$57,160	$12,305	$12,305
Operating lease 2	15,741	46,698	5,072	5,072
Operating lease 3	160,836	338,521	—	—
Operating lease 4	30,947	92,266	—	—
Operating lease 5	35,880	42,886	—	—
Total amortization	262,671	577,531	17,377	17,377
Interest
Operating lease 1	1,733	5,840	1,695	1,695
Operating lease 2	870	3,135	465	465
Operating lease 3	27,240	59,452	—	—
Operating lease 4	703	2,684	—	—
Operating lease 5	5,016	6,776	—	—
Total interest	35,562	77,887	2,160	2,160
Total amortization and interest	$298,233	$655,418	$19,537	$19,537

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Cash Paid for Operating Leases	June 30, 2023	June 30, 2023	June 30, 2022	June 30, 2022
Operating lease 1	$21,000	$63,000	$14,000	$14,000
Operating lease 2	16,611	49,833	5,537	5,537
Operating lease 3	185,942	397,973	—	—
Operating lease 4	42,180	94,950	—	—
Operating lease 5	32,500	49,662	—	—
	$298,233	$655,418	$19,537	$19,537

The Company rents equipment for use on construction projects with rental agreements being week to week or month to month. Rental expense can vary by reporting period due to equipment requirements on construction projects and the availability of Company owned equipment. Rental expense, which is included in cost of goods sold on the consolidated statements of income was $2.5 million and $1.7 million, respectively, for the three months ended June 30, 2023 and 2022 and $6.8 million and $5.3 million, respectively, for the nine months ended June 30, 2023 and 2022.

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

Restatement

The accompanying information gives effect to certain adjustments made to the previously reported financial statements for the three and nine months ended June 30, 2022, and as of September 30, 2022. Refer to Note 3, “Restatement of Previously Issued Financial Statements” in the accompanying consolidated financial statements for further details related to the restatement and impact on our financial statements.

Forward Looking Statements

Within the consolidated financial statements of Energy Services of America Corporation (“Energy Services” or the “Company”) and this discussion and analysis of the financial condition and results of operations, there are included statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “may,” “will,” “should,” “could,” “expect,” “believe,” “intend” and other words of similar meaning.

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

Company Overview

Energy Services, formed in 2006, is a contractor and service company that operates primarily in the mid-Atlantic and central regions of the United States and provides services to customers in the natural gas, petroleum, water distribution, automotive, chemical, and power industries. For the gas industry, the Company is primarily engaged in the construction, replacement and repair of natural gas pipelines and storage facilities for utility companies and private natural gas companies. Energy Services is involved in the construction of both interstate and intrastate pipelines, with an emphasis on the latter. For the oil industry, the Company provides a variety of services relating to pipeline, storage facilities and plant work. For the power, chemical, and automotive industries, the Company provides a full range of electrical and mechanical installations and repairs including substation and switchyard services, site preparation, equipment setting, pipe fabrication and installation, packaged buildings, transformers, and other ancillary work with regards thereto. Energy Services’ other services include liquid pipeline construction, pump station construction, production facility construction, water and sewer pipeline installations, various maintenance and repair services and other services related to pipeline construction. The Company has also added the ability to install residential, commercial, and industrial solar systems and perform civil and general contracting services.

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

Nitro Construction Services, Inc. (“NCS”), a wholly owned subsidiary of C.J. Hughes, provides electrical, mechanical, HVAC/R, and fire protection services to customers primarily in the automotive, chemical, and power industries. Revolt Energy, LLC (“Revolt”), a wholly owned subsidiary of NCS, performs residential solar installation projects. Nitro Electric Company, LLC (“Nitro Electric”), a wholly owned subsidiary of NCS, performs industrial electrical work and is a satellite office registered in Michigan.  Pinnacle Technical Solutions, Inc. (“Pinnacle”), a wholly owned subsidiary of NCS, operates as a data storage facility within Nitro’s office building. Pinnacle is supported by NCS and has no employees of its own. NCS and its subsidiaries will collectively be referred to “Nitro”.

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

Three and Nine Months Ended June 30, 2023 and 2022 Overview

The following is an overview of results from operations for the three and nine months ended June 30, 2023 and 2022:

		As Restated		As Restated
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Revenue	$85,529,892	$51,171,939	$199,245,920	$129,223,642

Cost of revenues	74,650,897	44,754,346	178,480,010	114,632,057

Gross profit	10,878,995	6,417,593	20,765,910	14,591,585

Selling and administrative expenses	5,283,617	3,821,043	16,487,502	10,870,677
Income from operations	5,595,378	2,596,550	4,278,408	3,720,908

Other income (expense)
Interest income	—	—	196	576
Other nonoperating expense	(72,338)	(174,957)	(163,525)	(438,195)
Interest expense	(639,888)	(231,265)	(1,713,862)	(623,498)
Gain on sale of equipment	30,136	58,311	47,073	418,103
	(682,090)	(347,911)	(1,830,118)	(643,014)

Income before income taxes	4,913,288	2,248,639	2,448,290	3,077,894

Income tax expense	1,497,742	651,396	767,970	945,216

Net income	$3,415,546	$1,597,243	$1,680,320	$2,132,678

Weighted average shares outstanding-basic	16,602,556	16,449,829	16,659,169	16,270,499

Weighted average shares-diluted	16,602,556	16,449,829	16,659,169	16,270,499

Earnings per share-basic	$0.21	$0.10	$0.10	$0.13

Earnings per share-diluted	$0.21	$0.10	$0.10	$0.13

Results of Operations for the Three and Nine Months Ended June 30, 2023 Compared to the Three and Nine Months Ended June 30, 2022

Revenues. A table comparing the Company’s revenues for the three and nine months ended June 30, 2023 compared to the three and nine months ended June 30, 2022, is below:

	Three Months Ended
	June 30, 2023	% of total	June 30, 2022	% of total	Change	% Change
Gas & Water Distribution	$17,906,005	20.9%	$13,667,006	26.7%	$4,238,999	31.0%
Gas & Petroleum Transmission	28,488,329	33.3%	15,443,917	30.2%	13,044,412	84.5%
Electrical, Mechanical, and General	39,135,558	45.8%	22,061,016	43.1%	17,074,542	77.4%
Total	$85,529,892	100.0%	$51,171,939	100.0%	$34,357,953	67.1%

	Nine Months Ended
	June 30, 2023	% of total	June 30, 2022	% of total	Change	% Change
Gas & Water Distribution	$43,825,957	22.00%	$36,282,234	28.08%	$7,543,723	20.79%
Gas & Petroleum Transmission	50,718,004	25.45%	35,217,113	27.25%	15,500,891	44.02%
Electrical, Mechanical, and General	104,701,959	52.55%	57,724,295	44.67%	46,977,664	81.38%
Total	$199,245,920	100.0%	$129,223,642	100.0%	$70,022,278	54.19%

Total revenues increased by $34.4 million to $85.5 million for the three months ended June 30, 2023, as compared to $51.2 million for the three months ended June 30, 2022. Total revenues increased by $70.0 million to $199.2 million for the nine months ended June 30, 2023, as compared to $129.2 million for the nine months ended June 30, 2022. The increases were a result of increased work in all categories of business.

Gas & Water Distribution revenues totaled $17.9 million for the three months ended June 30, 2023, a $4.2 million increase from $13.7 million for the three months ended June 30, 2022.  Gas & Water Distribution revenues totaled $43.8 million for the nine months ended June 30, 2023, a $7.5 million increase from $36.3 million for the nine months ended June 30, 2022.  The revenue increase for both the three and nine month 2023 periods as compared to the prior year periods was primarily related to paving services performed on water projects.

Gas & Petroleum Transmission revenues totaled $28.5 million for the three months ended June 30, 2023, a $13.0 million increase from $15.4 million for the three months ended June 30, 2022.  Gas & Petroleum Transmission revenues totaled $50.7 million for the nine months ended June 30, 2023, a $15.5 million increase from $35.2 million for the nine months ended June 30, 2022. The revenue increase for both the three and nine month 2023 periods as compared to the prior year periods was primarily related to an increase in transmission projects awarded in 2023 as compared to 2022.

Electrical, Mechanical, & General construction services revenues totaled $39.1 million for the three months ended June 30, 2023, a $17.1 million increase from $22.1 million for the three months ended June 30, 2022. Electrical, Mechanical, & General construction services revenues totaled $104.7 million for the nine months ended June 30, 2023, a $47.0 million increase from $57.7 million for the nine months ended June 30, 2022. The revenue increases were primarily related to increased mechanical and electrical maintenance services performed during the three and nine months ended June 30, 2023, as compared to the same period in the prior year and an increase in new construction opportunities.

Cost of Revenues. A table comparing the Company’s costs of revenues for the three and nine months ended June 30, 2023 compared to the three and nine months ended June 30, 2022, is below:

	Three Months Ended
	June 30, 2023	% of total	June 30, 2022	% of total	Change	% Change
Gas & Water Distribution	$13,256,617	17.8%	$10,887,169	24.3%	$2,369,448	21.8%
Gas & Petroleum Transmission	24,517,102	32.8%	14,286,300	31.9%	10,230,802	71.6%
Electrical, Mechanical, and General	36,627,738	49.1%	20,432,562	45.7%	16,195,176	79.3%
Unallocated Shop Expenses	249,440	0.3%	(851,685)	(1.9)%	1,101,125	(129.3)%
Total	$74,650,897	100.0%	$44,754,346	100.0%	$29,896,551	66.80%

	Nine Months Ended
	June 30, 2023	% of total	June 30, 2022	% of total	Change	% Change
Gas & Water Distribution	$34,521,047	19.3%	$29,425,050	25.7%	$5,095,997	17.32%
Gas & Petroleum Transmission	44,352,812	24.9%	31,600,023	27.6%	12,752,789	40.36%
Electrical, Mechanical, and General	98,125,733	55.0%	53,861,256	47.0%	44,264,477	82.18%
Unallocated Shop Expenses	1,480,418	0.8%	(254,272)	(0.2)%	1,734,690	(682.22)%
Total	$178,480,010	100.0%	$114,632,057	100.0%	$63,847,953	55.70%

Total cost of revenues increased by $29.9 million to $74.7 million for the three months ended June 30, 2023, as compared to $44.8 million for the three months ended June 30, 2022.  Total cost of revenues increased by $63.8 million to $178.5 million for the nine months ended June 30, 2023, as compared to $114.6 million for the nine months ended June 30, 2022.  The cost of revenues increase was a result of increased work in all categories of business.

Gas & Water Distribution cost of revenues totaled $13.3 million for the three months ended June 30, 2023, a $2.4 million increase from $10.9 million for the three months ended June 30, 2022. Gas & Water Distribution cost of revenues totaled $34.5 million for the nine months ended June 30, 2023, a $5.1 million increase from $29.4 million for the nine months ended June 30, 2022.  The cost of revenues increase for both the three and nine month 2023 periods as compared to the prior year periods was primarily related to paving services performed on water projects.

Gas & Petroleum Transmission cost of revenues totaled $24.5 million for the three months ended June 30, 2023, a $10.2 million increase from $14.3 million for the three months ended June 30, 2022. Gas & Petroleum Transmission cost of revenues totaled $44.4 million for the nine months ended June 30, 2023, a $12.8 million increase from $31.6 million for the nine months ended June 30, 2022. The cost of revenues increase for both the three and nine month 2023 periods as compared to the prior year periods was primarily related to an increase in transmission projects awarded in 2023 as compared to 2022.

Electrical, Mechanical, & General construction services cost revenues totaled $36.6 million for the three months ended June 30, 2023, a $16.2 million increase from $20.4 million for the three months ended June 30, 2022.  Electrical, Mechanical, & General construction services cost revenues totaled $98.1 million for the nine months ended June 30, 2023, a $44.3 million increase from $53.9 million for the nine months ended June 30, 2022.  The cost of revenues increases was primarily related to increased mechanical and electrical maintenance services performed during the three and nine months ended June 30, 2023, as compared to the same period in the prior year and an increase in new construction opportunities.

Unallocated shop expenses totaled $249,000 for the three months ended June 30, 2023, a $1.1 million increase from ($852,000) for the three months ended June 30, 2022. Unallocated shop expenses totaled $1.5 million for the nine months ended June 30, 2023, a $1.7 million increase from ($254,000) for the nine months ended June 30, 2022. The increases in unallocated shop expenses were due to decreased internal equipment charges to projects for the three and nine months ended June 30, 2023, as compared to the same period in the prior year.

Gross Profit. A table comparing the Company’s gross profit for the three and nine months ended June 30, 2023 compared to the three and nine months ended June 30, 2022, is below:

	Three Months Ended
	June 30, 2023	% of revenue	June 30, 2022	% of revenue	Change	% Change
Gas & Water Distribution	$4,649,388	26.0%	$2,779,837	20.3%	$1,869,551	67.3%
Gas & Petroleum Transmission	3,971,227	13.9%	1,157,617	7.5%	2,813,610	243.1%
Electrical, Mechanical, and General	2,507,820	6.4%	1,628,454	7.4%	879,366	54.0%
Unallocated Shop Expenses	(249,440)		851,685		(1,101,125)	(129.3)%
Total	$10,878,995	12.7%	$6,417,593	12.5%	$4,461,402	69.5%

	Nine Months Ended
	June 30, 2023	% of revenue	June 30, 2022	% of revenue	Change	% Change
Gas & Water Distribution	$9,304,910	21.2%	$6,857,184	18.9%	$2,447,726	35.7%
Gas & Petroleum Transmission	6,365,192	12.6%	3,617,090	10.3%	2,748,102	76.0%
Electrical, Mechanical, and General	6,576,226	6.3%	3,863,039	6.7%	2,713,187	70.2%
Unallocated Shop Expenses	(1,480,418)		254,272		(1,734,690)	(682.2)%
Total	$20,765,910	10.4%	$14,591,585	11.3%	$6,174,325	42.3%

Gross profit percentage	10.4%		11.3%

Total gross profit increased by $4.5 million to $10.9 million for the three months ended June 30, 2023, as compared to $6.4 million for the three months ended June 30, 2022. Total gross profit increased by $6.2 million to $20.8 million for the nine months ended June 30, 2023, as compared to $14.6 million for the nine months ended June 30, 2022.

Gas & Water Distribution gross profit totaled $4.6 million for the three months ended June 30, 2023, a $1.9 million increase from $2.8 million for the three months ended June 30, 2022. Gas & Water Distribution gross profit totaled $9.3 million for the nine months ended June 30, 2023, a $2.4 million increase from $6.9 million for the nine months ended June 30, 2022. The gross profit increase for both the three and nine month 2023 periods as compared to the prior year periods was primarily related to paving services performed on water projects.  The Company has increased its gross profit percentage on Gas & Water Distribution work due partially to project mix and improved pricing on renewed contracts.

Gas & Petroleum Transmission gross profit totaled $4.0 million for the three months ended June 30, 2023, a $2.8 million increase from $1.2 million for the three months ended June 30, 2022. Gas & Petroleum Transmission gross profit totaled $6.4 million for the nine months ended June 30, 2023, a $2.7 million increase from $3.6 million for the nine months ended June 30, 2022.  The gross profit increase for both the three and nine month 2023 periods as compared to the prior year periods was primarily related to an increase in transmission projects awarded in 2023 as compared to 2022.  Gross profit percentage in fiscal year 2023 has increased on Gas & Petroleum Transmission projects due to increased production, as compared to fiscal year 2022.

Electrical, Mechanical, & General construction services gross profit totaled $2.5 million for the three months ended June 30, 2023, an $879,000 increase from $1.6 million for the three months ended June 30, 2022. Electrical, Mechanical, & General construction services gross profit totaled $6.6 million for the nine months ended June 30, 2023, a $2.7 million increase from $3.9 million for the nine months ended June 30, 2022. The gross profit increases were primarily related to increased mechanical and electrical maintenance services performed during the three and nine months ended June 30, 2023, as compared to the same period in the prior year and an increase in new construction opportunities.

Gross (loss) profit from unallocated shop expenses totaled ($249,000) for the three months ended June 30, 2023, a $1.1 million decrease from $852,000 for the three months ended June 30, 2022. Gross (loss) profit from unallocated shop expenses totaled ($1.5 million) for the nine months ended June 30, 2023, a $1.7 million decrease from $254,000 for the nine months ended June 30, 2022. The increases in gross loss from unallocated shop expenses were due to decreased internal equipment charges to projects for the three and nine months ended June 30, 2023, as compared to the same period in the prior year.

Selling and administrative expenses. Total selling and administrative expenses increased by $1.5 million to $5.3 million for the three months ended June 30, 2023, as compared to $3.8 million for the same period in the prior year.  Total selling and administrative expenses increased by $5.6 million to $16.5 million for the nine months ended June 30, 2023, as compared to $10.9 million for the same period in the prior year.  Selling and administrative expenses increased by $1.0 million and $2.5 million, respectively, for the three and nine months ended June 30, 2023, as compared to the same periods in 2022, for acquired businesses that were not in operation for all fiscal year 2022. The remaining increase was primarily related to additional personnel hired to secure and manage work for expected growth in fiscal year 2023 and beyond.

Other nonoperating expense. Other nonoperating expenses totaled $72,000 for the three months ended June 30, 2023, a decrease of $103,000 from $175,000 for the same period in the prior year. Other nonoperating expense totaled $164,000 for the nine months ended June 30, 2023, a decrease of $275,000 from $438,000 for the same period in the prior year.

Interest expense. Interest expense totaled $640,000 for the three months ended June 30, 2023, an increase of $409,000 from $231,000, as restated, for the same period in the prior year. Interest expense totaled $1.7 million for the nine months ended June 30, 2023, an increase of $1.1 million from $623,000, as restated, for the same period in the prior year. The increase in interest expense was primarily due to the financing of recent acquisitions, an increase in line of credit borrowings due to increased work, and an increase in interest rates.

Gain on sale of equipment. Gain on sale of equipment totaled $30,000 for the three months ended June 30, 2023, a decrease of $28,000 from $58,000 for the same period in the prior year. Gain on sale of equipment totaled $47,000 for the nine months ended June 30, 2023, a decrease of $371,000 from $418,000 for the same period in the prior year. The Company sold certain underutilized or non-working pieces of equipment at auction during the nine months ended June 30, 2022, with no comparable sale occurring during the three and nine months ended June 30, 2023.

Income before income taxes was $4.9 million for the three months ended June 30, 2023, compared to $2.2 million for the same period in the prior year. Income before income taxes was $2.4 million for the nine months ended June 30, 2023, compared to an income before tax of $3.1 million for the same period in the prior year. The changes were primarily related to the items mentioned above.

Income tax expense for the three months ended June 30, 2023, was $1.5 million compared to $651,000 for the same period in the prior year. Income tax expense for the nine months ended June 30, 2023, was $768,000 compared to income tax expense of $945,000 for the same period in the prior year. The changes in income tax expense were due to the changes in taxable income for the three and nine months ended June 30, 2023 as compared to the prior period.

Net income for the three and nine months ended June 30, 2023 was $3.4 million and $1.6 million, respectively, as compared to $1.7 million and $2.1 million for the same periods in the prior year.

Comparison of Financial Condition at June 30, 2023 and September 30, 2022

The Company had total assets of $129.2 million at June 30, 2023, an increase of $16.6 million from the prior fiscal year end balance of $112.6 million.

Accounts receivable, net of allowance for doubtful accounts, totaled $47.8 million at June 30, 2023, an increase of $9.4 million from the prior fiscal year end balance of $38.5 million.  The increase was primarily due to the timing of cash collections and project invoicing since September 30, 2022.

The Company had net property, plant and equipment of $36.2 million at June 30, 2023, an increase of $3.5 million from the prior fiscal year end balance of $32.7 million. The increase was due to an $8.5 million cash investment in property, plant and equipment and a $893,000 addition of financed equipment, partially offset by $5.4 million in depreciation and net equipment disposals of $500,000.

Retainage receivable totaled $7.3 million at June 30, 2023, an increase of $2.9 million from the prior fiscal year end balance of $4.4 million.  The increase was primarily due to more current year projects that require retainages to be withheld.

Right-of-use assets totaled $3.7 million at June 30, 2023, an increase of $2.1 million from the prior fiscal year end balance of $1.6 million. The increase was primarily due to $2.6 million in operating lease additions, partially offset by $578,000 in amortization expense, during the nine months ended June 30, 2023.

Cash and cash equivalents totaled $9.0 million at June 30, 2023, an increase of $1.6 million from the prior fiscal year end balance of $7.4 million. The increase was primarily due to $3.1 million in proceeds from long-term debt, $1.2 million in net short-term borrowings, and a net $10.3 million provided from operating activities, partially offset by a net $8.0 million investment in equipment, $4.0 million in long-term debt repayments, $833,000 in dividend payments on common stock, and $220,000 paid for treasury stock.

Prepaid expenses and other totaled $4.8 million at June 30, 2023, an increase of $904,000 from the prior fiscal year end balance of $3.9 million. The increase was primarily due to financed insurance premiums, net of expense, during the nine months ended June 30, 2023.

Other receivables totaled $567,000 at June 30, 2023, an increase of $556,000 from the prior fiscal year end balance of $11,000.  The increase was primarily related to an advance payment on a construction project.

Contract assets totaled $12.2 million at June 30, 2023, a decrease of $3.9 million from the prior fiscal year end balance of $16.1 million.  The decrease was primarily due to a difference in the timing of project billings at June 30, 2023, compared to September 30, 2022.

Intangible assets, net totaled $3.5 million at June 30, 2023, a decrease of $401,000 from the prior fiscal year end balance of $3.9 million.  The decrease was due to the amortization of intangible assets during the nine months ended June 30, 2023.

Goodwill totaled $4.1 million at June 30, 2023 and September 30, 2022.

The Company had total liabilities of $100.4 million at June 30, 2023, an increase of $16.0 million from the prior fiscal year end balance of $84.4 million.

Contract liabilities totaled $16.6 million at June 30, 2023, an increase of $10.5 million from the prior fiscal year end balance of $6.0 million. The increase was due to a difference in the timing of project billings at June 30, 2023, as compared to September 30, 2022.

Lines of credit and short-term borrowings totaled $28.2 million at June 30, 2023, an increase of $5.1 million from the prior fiscal year end balance of $23.2 million, as restated.  The increase was primarily due to the financed insurance premiums, net of repayments and additional line of credit borrowings.

Current and long-term operating lease liabilities totaled $3.6 million at June 30, 2023, an increase of $2.0 million from the prior fiscal year end balance of $1.6 million. The increase was due to operating lease additions of $2.6 million, partially offset by $655,000 in operating lease payments for the nine months ended June 30, 2023.

Deferred tax liabilities totaled $5.2 million at June 30, 2023, an increase of $700,000 from the prior fiscal year end balance of $4.5 million. The increase was primarily related to a decrease in the net operating loss carry forward other tax assets during the nine months ended June 30, 2023.

Long-term debt totaled $17.6 million at June 30, 2023, an increase of $36,000 from the prior fiscal year end balance.  The increase in long-term debt was primarily due to $4.0 million in new debt agreements, partially offset by $4.0 million in debt repayments.  The new long-term debt was primarily related to the financing of the equipment obtained in the Ryan Construction acquisition, which was a cash transaction at the time of the acquisition.

Accounts payable totaled $18.8 million at June 30, 2023, a decrease of $1.5 million from the prior fiscal year end balance of $20.3 million.  The decrease was due to the timing of accounts payable payments as compared to September 30, 2022.

Accrued expenses and other current liabilities, including income tax payable, totaled $10.3 million at June 30, 2023, a decrease of $948,000 from the prior fiscal year end balance of $11.3 million.  The decrease was due to the timing of accrued expense payments, as compared to September 30, 2022.

Shareholders’ equity was $28.9 million at June 30, 2023, an increase of $627,000 from the prior fiscal year end balance of $28.2 million.  The increase was due to net income of $1.7 million for the nine months ended June 30, 2023, partially offset by common stock dividend payments of $833,000, and treasury stock repurchases of $220,000.

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

On January 19, 2023, the Company received an amendment to the agreement which increased the line of credit to $30.0 million with a maturity date of June 28, 2023. On June 1, 2023, the agreement was renewed through June 28, 2024. The line of credit is limited to a borrowing base calculation, which was approximately $24.4 million at June 30, 2023. The outstanding balance on the line of credit was $16.2 million at June 30, 2023. The line of credit has a variable interest rate equal to the “Wall Street Journal” Prime Rate with a floor of 4.5%, which was 9.25% at June 30, 2023.

The modified financial covenants for the quarter ended June 30, 2023, and all subsequent quarters, are below:

●	Minimum tangible net worth of $28.0 million,
●	Minimum traditional debt service coverage of 1.50x on a rolling twelve- month basis,
●	Minimum current ratio of 1.20x,
●	Maximum debt to tangible net worth ratio (“TNW”) of 2.75x,
●	Each ratio and covenant shall be determined, tested, and measured as of each calendar quarter beginning June 30, 2023,
●	The Company shall maintain a ratio of Maximum Senior Funded Debt (“SFD”) to Earnings before Interest, Taxes, Depreciation and Amortization (“EBDITA”) equal to or less than 3.5:1. SFD shall mean any funded debt or lease of the Company, other than subordinated debt. The covenant shall be tested quarterly, at the end of each fiscal quarter, with EBITDA based on the preceding four quarters.

The Company was not in compliance with all covenants at June 30, 2023; however, a waiver was received from the Company’s lender. The Company projects to meet all covenant requirements for the next twelve months.

Insurance Premiums Financed

The Company also finances insurance policy premiums on a short-term basis through a financing company. These insurance policies include workers’ compensation, general liability, automobile, umbrella, and equipment policies. The Company makes a down payment in January and finances the remaining premium amount over eleven monthly payments. At June 30, 2023 and September 30, 2022, the remaining balance of the insurance premiums was $1.9 million and $580,000, respectively.

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

During July 2023, management received notification from the SBA that two additional forgiveness applications related to the PPP Loans were under review. As part of the review, the SBA requested information regarding the ability of the Company's affiliates to meet SBA size standards and/or PPP corporate maximum limits. The requested information was subsequently provided to the SBA through the Lender.

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

Long-Term Debt

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with a bank to purchase the office building and property it had previously been leasing for $6,300 monthly. The interest rate on this loan agreement is 4.82% with monthly payments of $7,800. The interest rate on this note is subject to change from time to time based on changes in the U.S. Treasury yield, adjusted to a constant maturity of three years as published by the Federal Reserve weekly. As of June 30, 2023, the Company had made principal payments of $373,000. The loan is collateralized by the building purchased under this agreement. The note is currently held by Peoples Bank, Inc., formerly First Bank of Charleston, Inc. (West Virginia).

On November 13, 2015, the Company entered into a 10-year $1.1 million loan agreement with United Bank to purchase the fabrication shop and property Nitro had previously been leasing for $12,900 each month. The variable interest rate on the loan agreement is 9.0% at June 30, 2023 with monthly payments of $12,500. As of June 30, 2023, the Company had made principal payments of $775,000. The loan is collateralized by the building and property purchased under this agreement.

On December 31, 2020, West Virginia Pipeline Acquisition Company, later renamed West Virginia Pipeline, Inc., entered into a $3.0 million sellers’ note agreement with David and Daniel Bolton for the remaining purchase price of West Virginia Pipeline, Inc. For the purchase price allocation, the $3.0 million note had a fair value of $2.85 million. As part of the $6.35 million acquisition price, the Company paid $3.5 million in cash in addition to the note. The unsecured five-year term note requires annual payments of at least $500,000 with a fixed interest rate of 3.25% on the $3.0 million sellers’ note, which equates to 5.35% on the carrying value of the note. The Company has made principal payments of $1.3 million on this note as of June 30, 2023.

On January 4, 2021, the Company entered into a $3.0 million Non-Revolving Note agreement with United Bank. This five-year agreement gave the Company access to a $3.0 million line of credit (“Equipment Line of Credit 2021”), specifically for the purchase of equipment, for a period of twelve months with a variable interest rate initially established at 4.25% as based on the Prime Rate as published by The Wall Street Journal. After twelve months, all borrowings against the Equipment Line of Credit 2021 were converted to a four-year term note agreement with a variable interest rate initially established at 4.25%. The loan is collateralized by the equipment purchased under this agreement. As of June 30, 2023, the Company borrowed $3.0 million against this line of credit with monthly payments of $68,000 that started in February 2022. The interest rate at June 30, 2023 was 9.25%. The Company has made principal payments of $969,000 on this note as of June 30, 2023.

On April 2, 2021, the Company entered into a $3.5 million Non-Revolving Note agreement with United Bank. This five-year agreement repaid the outstanding $3.5 million line of credit that was used for the down payment on the West Virginia Pipeline acquisition. This loan has monthly installment payments of $65,000 and has a fixed interest rate of 4.25%. The loan is collateralized by the Company’s equipment and receivables. As of June 30, 2023, the Company had made principal payments of $1.5 million.

On April 29, 2022, the Company entered into a $7.5 million Non-Revolving Note agreement with United Bank. This five-year agreement was used to finance the purchase of Tri-State Paving and has monthly payments of $129,910 with a fixed interest rate of 4.25%. The Company has made principal payments of $1.5 million on this note as of June 30, 2023.

On April 29, 2022, the Company entered into a $1.0 million promissory note agreement with Corns Enterprises, a related party, as partial consideration for the purchase of Tri-State Paving. This four-year agreement requires $250,000 principal installment payments on or before the end of each twelve (12) full calendar month period beginning April 29, 2022. Interest payments due shall be calculated on the principal balance remaining and shall be at the stated rate of 3.5% per year. The Company had made principal payments of $250,000 on this note as of June 30, 2023.

On October 10, 2022, the Company entered into a $3.1 million promissory note agreement with United Bank. This five-year agreement financed the previous cash value of equipment purchased in the Ryan Construction acquisition. This loan has monthly installment payments of $60,000 and has a fixed interest rate of 6.0%. The loan is collateralized by the Company’s equipment and receivables. As of June 30, 2023, the Company had made principal payments of $360,000.

On June 1, 2023, the Company entered into a $9.3 million Non-Revolving Note agreement with United Bank. This five-year agreement gave the Company access to a $9.3 million line of credit ("Equipment Line of Credit 2023"), specifically for the purchase of equipment, for a period of six months with a fixed interest rate of 7.25%. After six months, all borrowings against the Equipment Line of Credit 2023 will convert to a fifty-four-month term note agreement with a fixed interest rate of 7.25%. The loan will be collateralized by the equipment purchased under this agreement. As of June 30, 2023, the Company had not borrowed against this line of credit.

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

The Company has two right-of-use operating leases acquired on April 29, 2022, as part of the Tri-State Paving, LLC transaction. The first operating lease, for the Hurricane, West Virginia facility, had a net present value of $236,000 at inception, and a carrying value of $148,000 at June 30, 2023. The second operating lease, for the Chattanooga, Tennessee facility, had a net present value of $144,000 at inception, and a carrying value of $72,000 at June 30, 2023. The 4.5% interest rate on the operating leases is based on the Company’s incremental borrowing rate at inception.

The Company has a right-of-use operating lease with Enterprise Fleet Management, Inc. acquired on August 11, 2022, as part of the Ryan Environmental acquisition. This lease agreement was initially for thirty-one vehicles with a net present value of $1.2 million. The Company has subsequently added twenty-six leased vehicles with a net present value of $2.4 million. The right-of-use operating lease has a carrying value of $3.2 million at June 30, 2023. The 4.5% interest rate on the operating lease is based on the Company’s incremental borrowing rate at inception.

The Company has a right-of-use operating lease with RICA Developers, LLC acquired on August 12, 2022, as part of the Ryan Environmental acquisition. This lease, for the Bridgeport, West Virginia facility, had a net present value of $140,000 at inception and a carrying value of $21,000 at June 30, 2023. The 4.5% interest rate on the operating lease is based on the Company’s incremental borrowing rate at inception.

The Company has a right-of-use operating lease acquired on March 28, 2023. This lease, for the Winchester, Kentucky facility, had a net present value of $290,000 at inception and a carrying value of $247,000 at June 30, 2023. The 7.75% interest rate on the operating lease is based on the Company’s incremental borrowing rate at inception.

Off-Balance Sheet Arrangements

Due to the nature of our industry, we often enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Though for the most part not material in nature, some of these are:

Rental Agreements

The Company rents equipment for use on construction projects with rental agreements being week to week or month to month.  Rental expense can vary by reporting period due to equipment requirements on construction projects and the availability of Company owned equipment.  Rental expense, which is included in cost of goods sold on the consolidated statements of income was $2.5 million and $1.7 million, respectively, for the three months ended June 30, 2023 and 2022 and $6.8 million and $5.3 million, respectively, for the nine months ended June 30, 2023 and 2022.

Letters of Credit

Certain customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors and vendors on various customer projects. At June 30, 2023, the Company did not have any letters of credit outstanding.

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

Currently, the Company has an agreement with a surety company to provide bonding which will suit the Company’s immediate needs. The ability to obtain bonding for future contracts is an important factor in the contracting industry with respect to the type and value of contracts that can be bid. Depending upon the size and conditions of a particular contract, the Company may be required to post letters of credit or other collateral in favor of the insurer. Posting these letters or other collateral will reduce our borrowing capabilities. The Company does not anticipate any claims in the foreseeable future. At June 30, 2023, the Company had $139.8 million in performance bonds outstanding.

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

Please see the tables below for customers that represent 10.0% or more of the Company’s revenue for the three and nine months ended June 30, 2023 and 2022:

	Three Months Ended
Revenue	June 30, 2023	June 30, 2022
NiSource	15.5%	*
TransCanada Corporation	15.1%	19.1%
All other	69.4%	80.9%
Total	100.0%	100.0%

* Less than 10.0% and included in “All other” if applicable

	Nine Months Ended
Revenue	June 30, 2023	June 30, 2022
TransCanada Corporation	11.1%	16.4%
NiSource	10.7%	*
All other	78.2%	83.6%
Total	100.0%	100.0%

* Less than 10.0% and included in “All other” if applicable

Please see the tables below for customers that represent 10.0% or more of the Company’s accounts receivable, net of retention at June 30, 2023 and September 30, 2022:

Accounts receivable, net of retention	June 30, 2023	September 30, 2022
NiSource	21.5%	*
TransCanada Corporation	12.2%	*
All other	66.3%	100.0%
Total	100.0%	100.0%

* Less than 10.0% and included in “All other” if applicable

Litigation

In February 2018, the Company filed a lawsuit against a former customer (“Defendant”) in the United States District Court for the Western District of Pennsylvania. The lawsuit is related to a dispute over work performed on a pipeline construction project. On November 21, 2022, a Judgment Order was issued, and the Company was awarded $13.1 million, of which $5.8 million was the jury award, $1.6 million was for attorney’s fees, and $5.7 million was for penalties and interest. The amounts awarded by the Judgment Order have not been recognized in the Company’s consolidated financial statements as of June 30, 2023. The Company’s attorney’s fees have been expensed as incurred. The case has been appealed to the United States Court of Appeals for the Third Circuit and is expected to be heard within the next 10 to 12 months.

On November 12, 2021, the Company received a withdrawal liability claim from a pension plan to which the Company made pension contributions for union construction employees performing covered work in a particular jurisdiction. The Company has not performed covered work in their jurisdiction since 2011; however, the Company disagrees with the withdrawal claim and believes it is covered by an exemption under federal law. The demand called for thirty-four quarterly installment payments of $41,000 starting December 15, 2021. The Company must comply with the demand under federal pension law; however, the Company firmly believes no withdrawal liability exists. The Company is in negotiations with the pension fund to resolve the matter and all future payments have been suspended as part of the negotiation. The Company has expensed all $164,000 in payments made through June 30, 2023 and does not expect any future liabilities related to this claim.

Other than described above, at June 30, 2023, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties, or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At June 30, 2023, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 each month. The interest rate on the loan agreement is 4.82% with monthly payments of $7,800. As of March 31, 2023, the Company had paid approximately $373,000 in principal and approximately $424,000 in interest since the beginning of the loan. Mr. Douglas Reynolds, President of Energy Services, was a director and secretary of First Bank of Charleston. Mr. Samuel Kapourales, a director of Energy Services, was also a director of First Bank of Charleston. On October 15, 2018, First Bank of Charleston was merged into Premier Bank, Inc., a wholly owned subsidiary of Premier Financial Bancorp, Inc. Mr. Marshall Reynolds, Chairman of the Board of Energy Services, held the same position with Premier Financial Bancorp, Inc. Mr. Douglas Reynolds is the president and a director of Energy Services and was a director of Premier Financial Bancorp, Inc. On September 17, 2021, Peoples Bancorp, Inc., parent company of Peoples Bank, completed an acquisition of Premier Financial Bancorp, Inc. and its wholly owned subsidiaries, Premier Bank and Citizens Deposit Bank & Trust. On October 26, 2021, Mr. Douglas Reynolds was elected director of Peoples Bancorp, Inc., and its subsidiary Peoples Bank (collectively “Peoples Bank”). On February 21, 2023, Mr. Reynolds resigned from the board of directors of Peoples Bank.

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

Subsequent to the April 29, 2022 acquisition of Tri-State Paving, the Company entered into an operating lease for facilities in Hurricane, West Virginia with Corns Enterprises. This thirty-six-month lease is treated as a right-of-use asset and has payments of $7,000 per month. The total net present value was $236,000 at inception, and had a carrying value of $148,000 at June 30, 2023.

SQP made an equity investment of $156,000 in 1030 Quarrier Development, LLC (“Development”) in August 2022. Development is a variable interest entity (“VIE”) that is 75% owned by 1030 Quarrier Ventures, LLC (“Ventures”) and 25% owned by SQP. SQP is not the primary beneficiary of the VIE and therefore, will not consolidate Development into its consolidated financial statements. Instead, SQP will apply the equity method of accounting for its investment in Development. Development, a 1% owner, and United Bank, a 99% owner, formed 1030 Quarrier Landlord, LLC (“Landlord”). Landlord decided to pursue the following development project (the “Project”): a historical building at 1030 Quarrier Street, Charleston, West Virginia as well as associated land (the “Property”) was purchased to be developed/rehabilitated into a commercial project including apartments and commercial space. Upon the completion of development, the Property will be used to generate rental income. SQP has been awarded the construction contract for the Project. United Bank provided $5.0 million in loans to fund the Project. SQP and Ventures have jointly provided an unconditional guarantee for the $5.0 million of obligations associated with the Project. As of June 30, 2023, there is no significant impact on our consolidated financial statements in connection with this investment by SQP.

Other than mentioned above, there were no new material related party transactions entered into during the three months ended June 30, 2023.

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

Inflation

Most significant project materials, such as pipe or electrical wire, are provided by the Company’s customers. When possible, the Company attempts to lock in pricing with vendors and include qualifications regarding material costs increases in bids. Where allowed by contract, the Company will address fuel cost increases with customers. Significant inflation or supply chain issues could cause customers to delay or cancel planned projects; however, inflation did not have a significant effect on our results for the nine months ended June 30, 2023 and 2022.

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

The following table presents our costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings at June 30, 2023 and September 30, 2022:

	June 30, 2023	September 30, 2022
Costs incurred on contracts in progress	$165,370,815	$192,957,145
Estimated earnings, net of estimated losses	19,220,491	28,150,060
	184,591,306	221,107,205
Less billings to date	188,968,569	211,025,190
	$(4,377,263)	$10,082,015

Costs and estimated earnings in excess of billed on uncompleted contracts	$12,198,918	$16,109,593

Less billings in excess of costs and estimated earnings on uncompleted contracts	16,576,181	6,027,578

	$(4,377,263)	$10,082,015

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

Materially incorrect estimates of bad debt reserves could result in an unexpected loss in profitability for the Company. Additionally, frequently changing reserves could be an indication of risky or unreliable customers. At June 30, 2023, the management review deemed that the allowance for doubtful accounts was adequate.

Please see the allowance for doubtful accounts table below:

	June 30, 2023	September 30, 2022

Beginning balance	$70,310	$70,310
Charged to expense	—	—
Deductions for uncollectible receivables written off, net of recoveries	19,247	—
Ending Balance	$51,063	$70,310

Impairment of goodwill and intangible assets

The Company follows the guidance of ASC Topic 350, Intangibles-Goodwill and Other, which requires a company to record an impairment charge based on the excess of a reporting unit’s carrying amount of goodwill over its fair value. Under the current guidance, companies can first choose to assess any impairment based on qualitative factors (Step 0). If a company fails this test or decides to bypass this step, it must proceed with a quantitative assessment of goodwill impairment. The Company did not have a goodwill impairment at June 30, 2023 or September 30, 2022.

Materially incorrect estimates could cause an impairment to goodwill or intangible assets and result in a loss in profitability for the Company.

A table of the Company’s intangible assets subject to amortization is below:

					Amortization	Amortization
			Accumulated	Accumulated	and Impairment	and Impairment
	Remaining Life		Amortization and	Amortization and	Three Months	Nine Months
	(in months) at		Impairment at	Impairment at	Ended June 30,	Ended June 30,	Net Book Value
Intangible assets:	June 30, 2023	Original Cost	June 30, 2023	September 30, 2022	2023	2023	at June 30, 2023

West Virginia Pipeline:
Customer Relationships	90	$2,209,724	$573,225	$386,693	$65,643	$186,532	$1,636,499
Tradename	90	263,584	65,909	46,136	6,591	19,773	197,675
Non-competes	—	83,203	83,203	72,806	—	10,397	—

Revolt Energy:

Employment agreement/non-compete	—	100,000	100,000	77,779	13,887	22,221	—

Tri-State Paving:
Customer Relationships	106	1,649,159	190,468	66,781	41,229	123,687	1,458,691
Tradename	106	203,213	23,609	8,368	5,080	15,241	179,604
Non-competes	—	39,960	39,960	16,590	3,390	23,370	—

Total intangible assets		$4,548,843	$1,076,374	$675,153	$135,820	$401,221	$3,472,469

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

The Company’s depreciation expense for the nine months ended June 30, 2023 and 2022 was $5.4 million and $4.0 million, respectively. In general, depreciation is included in “cost of revenues” on the Company’s consolidated statements of income.

The Company’s intangible amortization expense for the nine months ended June 30, 2023 and 2022 was $401,000 and $308,000, respectively. In general, amortization is included in “selling and administrative expenses” on the Company’s consolidated statements of income.

Materially incorrect estimates of depreciation and amortization and/or the useful lives of assets could significantly impact the value of long-lived assets on the Company’s consolidated financial statements. A material overvaluation could result in impairment charges and reduced profitability for the Company.

Income Taxes

The Company’s income tax expenses and deferred tax assets and liabilities reflect management’s best estimate of current and future taxes to be paid. Significant judgments and estimates are required in the determination of the consolidated income tax expense. The Company’s provision for income taxes is computed by applying a federal rate of 21.0% and a state rate of 6.0% (net of federal tax benefit) to taxable income or loss after consideration of non-taxable and non-deductible items.

Permanent income tax differences result in an increase or decrease in taxable income and impact the Company’s effective tax rates, which were 30.5% and 29.0%, as restated, for the three months ended June 30, 2023, and 2022, respectively.  The effective income tax rate for the nine months ended June 30, 2023 was 31.4%, as compared to 30.7%, as restated, for the same period in the prior year.  Our tax rate is affected by recurring items, such as non-deductible expenses, which we expect to be fairly consistent in the near term.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, which will result in taxable or deductible amounts in the future. At June 30, 2023, the Company had a net deferred income tax liability of $5.2 million as compared to $4.5 million at September 30, 2022. The Company’s deferred income tax liabilities at June 30, 2023 totaled $8.5 million and primarily related to depreciation on property and equipment. The Company’s deferred income tax assets at June 30, 2023, totaled $3.4 million and primarily related to a NOL carryforward. The Company believes that it is more likely than not that all NOL carryforwards will be realized.

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

The FASB recently issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which aims to provide increased transparency by requiring business entities to disclose information about certain types of government assistance they receive in the notes to the financial statements. Entities are required to provide the new disclosures prospectively for all transactions with a government entity that are accounted for under either a grant or a contribution accounting model and are reflected in the financial statements at the date of initially applying the new amendments, and to new transactions entered into after that date. Retrospective application of the guidance is permitted. The guidance in ASU 2021-10 is effective for financial statements of all entities for annual periods beginning after December 15, 2021, with early application permitted.The Company adopted ASU 2021-10 on October 1, 2022, and its adoption did not have a significant impact on the Company’s consolidated financial statements.

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

The Company is seeing a significant increase in bid opportunities for natural gas transmission and distribution projects along with electrical, mechanical, and general construction projects.  The Company’s backlog at June 30, 2023 was $185.9 million, as compared to $135.0 million and $142.3 million at June 30, 2022, and September 30, 2022, respectively.  While adding additional projects appears likely, no assurances can be given that the Company will be successful in bidding on projects that become available.  Moreover, even if the Company obtains contracts, there can be no guarantee that the projects will go forward.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based upon that evaluation, management identified a material weakness in our internal control over financial reporting which was also disclosed in our Amendment No. 1 to the Annual Report on Form 10-K/A. As a result of this material weakness, management concluded that our disclosure controls and procedures were not effective as of September 30, 2022, March 31, 2023, and June 30, 2023.

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

Inherent Limitations on Control Systems

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

Except as noted above, no changes in the Company’s internal control over financial reporting occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

In February 2018, the Company filed a lawsuit against a former customer (“Defendant”) in the United States District Court for the Western District of Pennsylvania. The lawsuit is related to a dispute over work performed on a pipeline construction project. On November 21, 2022, a Judgment Order was issued, and the Company was awarded $13.1 million, of which $5.8 million was the jury award, $1.6 million was for attorney’s fees, and $5.7 million was for penalties and interest. The amounts awarded by the Judgment Order have not been recognized in the Company’s consolidated financial statements as of June 30, 2023. The Company’s attorney’s fees have been expensed as incurred. The case has been appealed to the United States Court of Appeals for the Third Circuit and is expected to be heard within the next 10 to 12 months.

On November 12, 2021, the Company received a withdrawal liability claim from a pension plan to which the Company made pension contributions for union construction employees performing covered work in a particular jurisdiction. The Company has not performed covered work in their jurisdiction since 2011; however, the Company disagrees with the withdrawal claim and believes it is covered by an exemption under federal law. The demand called for thirty-four quarterly installment payments of $41,000 starting December 15, 2021. The Company must comply with the demand under federal pension law; however, the Company firmly believes no withdrawal liability exists. The Company is in negotiations with the pension fund to resolve the matter and all future payments have been suspended as part of the negotiation. The Company has expensed all $164,000 in payments made through June 30, 2023 and does not expect any future liabilities related to this claim.

Other than described above, at June 30, 2023, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties, or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At June 30, 2023, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. Risk Factors

There have been no material changes in our risk factors from those previously disclosed in Item 1A of Part 1 of our Amendment No.1 to the Annual Report on Form 10-K/A for the year ended September 30, 2022.

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(a)	There have been no unregistered sales of equity securities during the period covered by the report.
(b)	None.
(c)On July 6, 2022, the Company announced a share repurchase program (“Program”), pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate repurchase not to exceed 1,000,000 shares, which is approximately 6.0% of its outstanding common stock. The Program has no expiration date.

The repurchases of Energy Services of America Corporation’s shares of its common stock during the three months ended June 30, 2023 was as follows:

			Value of Shares	Maximum Number of
			Purchased as Part of	Shares That May Yet Be
	Total Number of Shares	Average Price	Publicly Announced	Purchased Under the
Period	Purchased	Paid Per Share	Plans or Programs (1)	Plans or Programs
April 1, 2023-April 30, 2023	31,047	2.21	$68,498	936,772
May 1, 2023-May 30, 2023	36,772	2.16	79,462	900,000
June 1, 2023-June 30, 2023	—	—	—	900,000
Total	67,819	$2.18	$147,960
(1)	On July 6, 2022 the Company announced that the Board of Directors authorized a stock repurchase program under which the Company would repurchase up to 1,000,000 shares, or approximately 6%, of the Company’s issued and outstanding stock. The repurchase program started on August 16, 2022 and has no expiration date.

ITEM 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY SERVICES OF AMERICA CORPORATION

Date: August 14, 2023	By:	/s/ Douglas V. Reynolds
Douglas V. Reynolds
Chief Executive Officer

Date: August 14, 2023	By:	/s/ Charles P. Crimmel
Charles P. Crimmel
Chief Financial Officer