Form 10-K
period 2023-09-30
Energy Services of America CORP
filed 2024-01-16
CIK 1357971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended September 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price on March 31, 2023, was $ 28,138,219.

As of January 16, 2024, there were issued and outstanding 17,925,615 and 16,607,185, respectively, shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference its definitive Proxy Statement with respect to its 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into (Part III) of this Annual Report on Form 10-K.

Energy Services of America Corporation

Annual Report on Form 10-K
For the Fiscal Year Ended

September 30, 2023

Forward Looking Statements

Within Energy Services’ (as defined below) consolidated financial statements and this Annual Report on Form 10-K, there are included statements reflecting assumptions, expectations, projections, intentions, or beliefs about future events that are intended as “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “may,” “will,” “should,” “could,” “expect,” “believe,” “intend” and other words of similar meaning.

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

PART I

ITEM 1. Business

Overview

Energy Services of America Corporation (“Energy Services” or the “Company”), formed in 2006, is a contractor and service company that operates primarily in the mid-Atlantic and central regions of the United States and provides services to customers in the natural gas, petroleum, water distribution, automotive, chemical, and power industries. For the gas industry, the Company is primarily engaged in the construction, replacement and repair of natural gas pipelines and storage facilities for utility companies and private natural gas companies. Energy Services is involved in the construction of both interstate and intrastate pipelines, with an emphasis on the latter. For the oil industry, the Company provides a variety of services relating to pipeline, storage facilities and plant work. For the power, chemical, and automotive industries, the Company provides a full range of electrical and mechanical installations and repairs including substation and switchyard services, site preparation, equipment setting, pipe fabrication and installation, packaged buildings, transformers, and other ancillary work with regards thereto. Energy Services’ other pipeline services include corrosion protection services, horizontal drilling services, liquid pipeline construction, pump station construction, production facility construction, water and sewer pipeline installations, various maintenance and repair services and other services related to pipeline construction. The Company has also added the ability to install broadband and solar electric systems and perform civil and general contracting services.

The Company had consolidated operating revenues of $304.1 million for the fiscal year ended September 30, 2023, of which 48.8% was attributable to electrical, mechanical, and general contract services, 30.3% to gas and petroleum transmission projects, and 20.9% to gas & water distributions services. The Company had consolidated operating revenues of $197.6 million for the fiscal year ended September 30, 2022, of which 43.5% was attributable to electrical, mechanical, and general contract services, 29.5% to gas and petroleum transmission projects, and 27.0% to gas & water distributions services.

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

Nitro Construction Services, Inc. (“NCS”), a wholly owned subsidiary of C.J. Hughes, provides electrical, mechanical, HVAC/R, and fire protection services to customers primarily in the automotive, chemical, and power industries. Revolt Energy, LLC (“Revolt”), a wholly owned subsidiary of NCS, performs residential solar installation projects. Nitro Electric Company, LLC (“Nitro Electric”), a wholly owned subsidiary of NCS, performs industrial electrical work and has a satellite office registered in Michigan. Pinnacle Technical Solutions, Inc. (“Pinnacle”), a wholly owned subsidiary of NCS, operates as a data storage facility within Nitro’s office building. Pinnacle is supported by NCS and has no employees of its own. NCS and its subsidiaries will collectively be referred to “Nitro”.

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

COVID-19 Response

For the fiscal year ended September 30, 2023, the Company did not have significant issues with COVID-19 exposure among its employees and did not experience any significant COVID-19 related impacts on construction projects.

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

During April 2023, management received notification from the SBA that one of the Company’s forgiveness applications related to the PPP Loans was under review. As part of the review, the SBA requested additional payroll information. Additionally, the SBA requested information regarding the ability of the Company’s affiliates to meet SBA size standards and/or PPP corporate maximum limits.  The requested information was subsequently provided to the SBA through the Lender. The Company recognizes that there is a possibility that the SBA could reverse its previous determination on the forgiveness of the PPP Loans. As a result of this uncertainty, the Company restated the previously issued audited financial statements of the Company for the fiscal years 2022 and 2021. The Company has recorded a short-term borrowing due to the SBA inquiry for the full $9.8 million, plus accrued interest.

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

Backlog/New Business

The Company’s backlog represents contracts for services that have been entered into, but which have not yet been completed. At September 30, 2023, Energy Services had a backlog of $229.8 million of work to be completed on existing contracts. At September 30, 2022, the Company had a backlog of $142.3 million.

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

Employees and Human Capital Resources

Energy Services of America believes the Company’s greatest asset is its employees. The Company’s emphasis on the health and safety of its employees is an important factor in maintaining its experienced workforce and attracting new talent. As of September 30, 2023, the Company had 1,282 employees including 339 full-time non-union employees.

The Company’s non-union construction, management, and administrative employees are all eligible to participate in the Company paid health, vision, dental, life, prescription, and long-term disability insurance plans. The Company also provides employee-paid supplemental life and accident insurance plans. To encourage employees to keep up with routine medical care and participate in its wellness program, the Company funds a Health Reimbursement Account for participating employees. To help employees cover medical expenses pre-tax, the Company offers employees a Flexible Spending Account. The Company also offers employees a 401(k)-retirement plan with a Company match.

The Company’s union construction workers are represented by various collective bargaining units, with contracts that expire at various times, that provide health and welfare and retirement plans to their members. The Company’s top priority is the safety of our construction employees. The Company’s experienced safety department ensures that employees have the Company and customer required safety training before starting a project. Daily and weekly safety meetings at project sites help employees remain aware of potential hazards. Periodic internal and third-party safety audits are performed to help ensure that the Company’s and customer’s safety procedures are followed.

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

The restatement of certain of our historical consolidated financial statements may have an adverse effect on us.

As disclosed in Amendment No. 1 to the Annual Report on Form 10-K/A for the fiscal year ended September 30, 2022 filed with the SEC on May 31, 2023, the Company restated certain of its audited consolidated financial statements (the “Restatement”).  Management has assessed the effect of the Restatement on the Company’s internal control over financial reporting and its disclosure controls and procedures, all as described in Part II, Item 9A, “Controls and Procedures” of the Annual Report on Form 10-K for the fiscal year ended September 30, 2023. As of the date of the filing of the Annual Report on Form 10-K for the fiscal year ended September 30, 2023, we had completed our remediation plan for the material weakness we identified in relation to the Restatement of our financial statements. While management believes that the remedial efforts have resolved the identified material weakness, there is no assurance that such remedial efforts will ultimately have the intended effects or that additional remedial actions will not be necessary.

If we identify any new material weakness in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding accurate and timely filing of periodic reports and with applicable NASDAQ listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses. Additionally, as a result of the material weakness we have identified in our internal controls over financial reporting for the Restatement, as well as other matters raised or that may in the future be raised by the SEC, we may in the future be exposed to litigation or other disputes concerning, among others, claims invoking the federal and state securities laws, SBA claims or other claims arising from the Restatement and the material weakness in our internal control over financial reporting and the preparation of our financial statements. Any such litigation or dispute, regardless of its outcome, could have a material adverse effect on our business, operations, financial condition, results of operations and share price.

As a result of the Restatement, we may become subject to a number of significant risks, which could have an adverse effect on our business, financial condition and results of operations, including: we may be subject to potential civil litigation, including shareholder class action lawsuits and derivative claims made on behalf of us, and regulatory proceedings or actions, the defense of which may require us to devote significant management attention and to incur significant legal expense and which litigation, proceedings or actions, if decided against us, could require us to pay substantial judgments, settlements or other penalties.

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

During April 2023, management received notification from the SBA that one of the Company’s forgiveness applications related to the PPP Loans was under review. As part of the review, the SBA requested additional payroll information. Additionally, the SBA requested information regarding the ability of the Company’s affiliates to meet SBA size standards and/or PPP corporate maximum limits.  The requested information was subsequently provided to the SBA through the Lender. The Company recognizes that there is a possibility that the SBA could reverse its previous determination on the forgiveness of the PPP Loans. As a result of this uncertainty, the Company restated the previously audited financial statements of the Company for the fiscal years ended September 30, 2022 and 2021.

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

On January 19, 2023, the Company agreed to an amendment to a loan agreement which increased its line of credit to $30.0 million with a maturity date of June 28, 2023. On June 1, 2023, the agreement was renewed through June 28, 2024. The line of credit is limited to a borrowing base calculation, which was approximately $23.9 million at September 30, 2023. The outstanding balance on the line of credit was $8.7 million at September 30, 2023. The line of credit has a variable interest rate equal to the “Wall Street Journal” Prime Rate with a floor of 4.5%, which was 8.5% at September 30, 2023.

The Company believes this line of credit will provide enough operating capital for future projects. The Company cannot guarantee it will always have access to this line of credit in the future depending on the Company’s financial performance.

Risk Related to our Financial Performance

Revenue and cost estimates on projects may differ from actual results.

The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. While the Company believes estimates on project performance are materially correct at September 30, 2023, there can be no assurance that actual results will not differ from those estimates.

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

We have operations in multiple states and face risks related to pandemics such as the Coronavirus/COVID 19 global pandemic that could impact our results of operations.

Our business could be adversely affected by the effects of a widespread outbreak of a global pandemic such as COVID-19 and other adverse public health developments that could have a material and adverse effect on our business operations. These could include disruptions or restrictions on our ability to travel or to complete our projects, as well as temporary closures of our facilities or the facilities of our suppliers or customers. Any disruption of our suppliers or customers would likely impact our operating results. In addition, the continued outbreak of COVID-19 could continue to adversely affect the economies of the states that we operate in resulting in a long-term economic downturn that could impact our operating results.

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

Our directors, as a group, beneficially owned approximately 33.1% of our outstanding shares of common stock as of September 30, 2023. As a result of this level of ownership, our directors have the ability, by taking coordinated action, to exercise significant influence over our affairs and policies. The interests of our directors may not be consistent with your interests as a stockholder. This influence may also have the effect of delaying or preventing changes of control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our Company.

Our dividend policy may change without notice and any payment of dividends in the future is subject to the discretion of our board of directors.

The holders of our common stock will receive cash dividends if and when declared by our board of directors out of legally available funds. Although we paid an annual cash dividend in calendar 2023, we have no obligation to continue paying dividends. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, and other factors that our board of directors may deem relevant. Our ability to pay dividends to our stockholders will continue to be subject to, and limited by, certain legal restrictions. Further, any lenders making loans to us may impose financial covenants that may be more restrictive with respect to dividend payments than our legal requirements.

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

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

ITEM 3. Legal Proceedings

In February 2018, the Company filed a lawsuit against a former customer in the United States District Court for the Western District of Pennsylvania. The lawsuit is related to a dispute over work performed on a pipeline construction project. On November 21, 2022, a Judgment Order was issued, and the Company was awarded $13.1 million, of which $5.8 million was the jury award, $1.6 million was for attorney’s fees, and $5.7 million was for penalties and interest. The amounts awarded by the Judgment Order have not been recognized in the Company’s consolidated financial statements as of September 30, 2023. The Company’s attorney’s fees have been expensed as incurred. The case has been appealed to the United States Court of Appeals for the Third Circuit and is expected to be heard within the next 12 months.

On November 12, 2021, the Company received a withdrawal liability claim from a pension plan to which the Company made pension contributions for union construction employees performing covered work in a particular jurisdiction. The Company has not performed covered work in their jurisdiction since 2011; however, the Company disagrees with the withdrawal claim and believes it is covered by an exemption under federal law. The demand called for thirty-four quarterly installment payments of $41,000 starting December 15, 2021. The Company must comply with the demand under federal pension law; however, the Company firmly believes no withdrawal liability exists. The Company is in negotiations with the pension fund to resolve the matter and all future payments have been suspended as part of the negotiation. The Company has expensed all $164,000 in payments made through September 30, 2022 and does not expect any future liabilities related to this claim. The Company did not make any payments during the twelve months ended September 30, 2023.

Other than described above, at September 30, 2023, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties, or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At September 30, 2023, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

As of January 16, 2024, there were 27 holders of record of our common stock. Certain shares of the Company’s common stock are held in “nominee” or “street” name and accordingly the number of beneficial owners of common stock is not included in the number of record holders.

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

The Company did not repurchase any shares of its common stock during the three months ended September 30, 2023.

ITEM 6.  Reserved

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

Restatement

On May 31, 2023, the Company restated its previously issued audited financial statements for the fiscal years ended September 30, 2022 and 2021 to account for misstatements related to accounting for loans under the PPP.

Due to the economic uncertainties created by Coronavirus and related variants (“COVID-19”) and limited operating funds available, the Company applied for loans under the PPP. On April 15, 2020, the Company and its subsidiaries, C.J. Hughes Construction Company, Inc., Contractors Rental Corporation and Nitro Construction Services, Inc., entered into separate PPP notes effective April 7, 2020, with United Bank as the lender (“Lender”) in an aggregate principal amount of $13.1 million pursuant to the PPP (collectively, the “PPP Loans”). In a special meeting held on April 27, 2020, the Board of Directors of the Company unanimously voted to return $3.3 million of the PPP Loans after discussing the financing needs of the Company and subsidiaries. That left the Company and subsidiaries with $9.8 million in PPP Loans to fund operations. During fiscal year 2021, the Company received notice that The Small Business Administration (“SBA”) had granted forgiveness of the $9.8 million of PPP Loans and the SBA repaid the Lender in full. The forgiveness was recorded as other income for the fiscal year ended September 30, 2021.

During April 2023, management received notification from the SBA that one of the Company’s forgiveness applications related to the PPP Loans was under review. As part of the review, the SBA requested additional payroll information. Additionally, the SBA requested information regarding the ability of the Company’s affiliates to meet SBA size standards and/or PPP corporate maximum limits. The requested information was subsequently provided to the SBA through the Lender. The Company recognizes that there is a possibility that the SBA could reverse its previous determination on the forgiveness of the PPP Loans. As a result of this uncertainty, the Company restated the previously issued audited financial statements for the fiscal years ended September 30, 2022 and 2021. The Company has recorded a short-term borrowing due to the SBA for the full $9.8 million, plus accrued interest.

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

Results of Operations for the Fiscal Year Ended September 30, 2023, Compared to the Fiscal Year Ended September 30, 2022.

Revenue. A table comparing the components of the Company’s revenues for the fiscal years ended September 30, 2023, and 2022 is below:

	Fiscal Year Ended
	September 30, 2023	% of total	September 30, 2022	% of total	Change	% Change
Gas & Water Distribution	$63,527,457	20.9%	$53,311,569	27.0%	$10,215,888	19.2%
Gas & Petroleum Transmission	92,132,049	30.3%	58,268,501	29.5%	33,863,548	58.1%
Electrical, Mechanical, & General	148,444,986	48.8%	86,009,930	43.5%	62,435,056	72.6%
Total	$304,104,492	100.0%	$197,590,000	100.0%	$106,514,492	53.9%

Revenue increased by $106.5 million, or 53.9%, to $304.1 million for the fiscal year ended September 30, 2023, from $197.6 million for the fiscal year ended September 30, 2022. The increase was the result of increased work in all categories of business.

Gas & Water Distribution revenues totaled $63.5 million for the fiscal year ended September 30, 2023, a $10.2 million increase from $53.3 million for the fiscal year ended September 30, 2022. The revenue increase was primarily related to a full year of paving services performed on water projects during the fiscal year ended September 30, 2023, as compared to the prior fiscal year.

Gas & Petroleum Transmission revenues totaled $92.1 million for the fiscal year ended September 30, 2023, a $33.9 million increase from $58.3 million for the fiscal year ended September 30, 2022. The revenue increase was primarily related to an increase in the number of bidding opportunities compared to the prior fiscal year.

Electrical, Mechanical, & General services and construction revenues totaled $148.4 million for the fiscal year ended September 30, 2023, a $62.4 million increase from $86.0 million for the fiscal year ended September 30, 2022. The revenue increase was primarily related to increased mechanical and electrical maintenance services performed and an increase in new construction opportunities during the fiscal year ended September 30, 2023, as compared to the prior fiscal year.

Cost of Revenues. A table comparing the components of the Company’s costs of revenues for fiscal years ended September 30, 2023 and 2022, is below:

	Fiscal Year Ended
	September 30, 2023	% of total	September 30, 2022	% of total	Change	% Change
Gas & Water Distribution	$48,891,624	18.3%	$41,726,934	23.8%	$7,164,690	17.2%
Gas & Petroleum Transmission	79,481,106	29.7%	54,856,321	31.3%	24,624,785	44.9%
Electrical, Mechanical, & General	137,763,517	51.5%	79,141,713	45.2%	58,621,804	74.1%
Unallocated Shop (Profit) Expense	1,154,910	0.4%	(505,716)	(0.3)%	1,660,626	(328.4)%
Total	$267,291,157	100.0%	$175,219,252	100.0%	$92,071,905	52.5%

Total cost of revenues increased by $92.1 million or 52.5% to $267.3 million for the fiscal year ended September 30, 2023, from $175.2 million for the fiscal year ended September 30, 2022.

Gas & Water Distribution cost of revenues totaled $48.9 million for the fiscal year ended September 30, 2023, a $7.2 million increase from $41.7 million for the fiscal year ended September 30, 2022. The cost of revenues increase was primarily related to a full year of paving services performed on water projects during the fiscal year ended September 30, 2023, as compared to the prior fiscal year.

Gas & Petroleum Transmission cost of revenues totaled $79.5 million for the fiscal year ended September 30, 2023, a $24.6 million increase from $54.9 million for the fiscal year ended September 30, 2022. The cost of revenues increase was primarily related to increased bidding opportunities compared to the prior fiscal year.

Electrical, Mechanical, & General services and construction cost of revenues totaled $137.8 million for the fiscal year ended September 30, 2023, a $58.6 million increase from $79.1 million for the fiscal year ended September 30, 2022. The cost of revenues increase was primarily related to increased mechanical and electrical maintenance services performed and an increase in new construction opportunities during the fiscal year ended September 30, 2023, as compared to the prior fiscal year.

Unallocated shop expenses totaled $1.2 million for the fiscal year ended September 30, 2023, a $1.7 million increase from ($505,000) for the fiscal year ended September 30, 2022. The increase in unallocated shop expenses was primarily due to decreased internal equipment charges to projects for the fiscal year ended September 30, 2023, as compared to the prior fiscal year.

Gross Profit. A table comparing the components of the Company’s gross profit for fiscal years ended September 30, 2023, and 2022, is below:

	Fiscal Year Ended
	September 30, 2023	% of revenue	September 30, 2022	% of revenue	Change	% Change
Gas & Water Distribution	$14,635,833	39.8%	$11,584,635	51.8%	$3,051,198	26.3%
Gas & Petroleum Transmission	12,650,943	34.3%	3,412,180	15.2%	9,238,763	270.8%
Electrical, Mechanical, & General	10,681,469	29.0%	6,868,217	30.7%	3,813,252	55.5%
Unallocated Shop Profit (Expense)	(1,154,910)	(3.1)%	505,716	2.3%	(1,660,626)	(328.4)%
Total	$36,813,335	100.0%	$22,370,748	100.0%	$14,442,587	64.6%

Gross profit percentage	12.1%		11.3%

Total gross profit increased by $14.4 million or 64.6% to $36.8 million for the fiscal year ended September 30, 2023, from $22.4 million for the fiscal year ended September 30, 2022.

Gas & Water Distribution gross profit totaled $14.6 million for the fiscal year ended September 30, 2023, a $3.1 million increase from $11.6 million for the fiscal year ended September 30, 2022. The gross profit increase was primarily related to a full year of paving services performed on water projects during the fiscal year ended September 30, 2023, as compared to the prior fiscal year.

Gas & Petroleum Transmission gross profit totaled $12.7 million for the fiscal year ended September 30, 2023, a $9.2 million increase from $3.4 million for the fiscal year ended September 30, 2022. The gross profit increase was primarily related to an increase in the number of bidding opportunities compared to the prior fiscal year and to one gas transmission project that lost $2.1 million in fiscal year 2022.

Electrical, Mechanical, & General services and construction gross profit totaled $10.7 million for the fiscal year ended September 30, 2023, a $3.8 million increase from $6.9 million for the fiscal year ended September 30, 2022. The gross profit increase was primarily related to increased mechanical and electrical maintenance services performed and an increase in new construction opportunities during the fiscal year ended September 30, 2023, as compared to the prior fiscal year.

Gross loss attributed to unallocated shop operations totaled $1.2 million for the fiscal year ended September 30, 2023, a $1.7 million decrease from a gross profit of $505,000 for the fiscal year ended September 30, 2022. The gross profit decrease was primarily due to decreased internal equipment charges to projects for the fiscal year ended September 30, 2023, as compared to the prior fiscal year.

Selling and administrative expenses. Total selling and administrative expenses increased by $7.9 million to $23.8 million for the fiscal year ended September 30, 2023, from $15.9 million for the fiscal year ended September 30, 2022. Approximately $4.2 million of the selling and administrative expense increase related to growth from the more recent start-up or acquired operations of SQP, TSP, and RCS. The remaining increase was primarily related to increased business opportunities and management needed at the C.J. Hughes and NCS operations.

Income from operations. Income from operations was $13.0 million for the fiscal year ended September 30, 2023, a $6.5 million increase from $6.5 million for the fiscal year ended September 30, 2022. The increase was due to the items described above.

Interest Expense. Interest expense increased by $1.4 million or 171.1% to $2.4 million for the fiscal year ended September 30, 2023, from $988,000 for the fiscal year ended September 30, 2022. This increase was primarily due to increases in interest rates and the Company’s operating line of credit borrowings and a full year of interest related to financing the RCS and TSP acquisitions.

Other (Expense) income. Other expense, partially offset by other income related to the gain on sale of equipment and interest income, totaled ($253,000) for the fiscal year ended September 30, 2023, as compared to other income related to the sale of equipment and interest income, partially offset by other expense, of $508,000 for the fiscal year ended September 30, 2022. The change was primarily due to a decrease in equipment disposals during fiscal year 2023 as compared to the prior fiscal year.

Net Income. Income before income taxes was $10.4 million for the fiscal year ended September 30, 2023, compared to $6.0 million for the fiscal year ended September 30, 2022. The increase was due to the items mentioned above.

The income tax expense for the fiscal year ended September 30, 2023 was $3.0 million as compared to $2.3 million for the fiscal year ended September 30, 2022. The increase was due to an increase in taxable income in the fiscal year ended September 30, 2023, as compared to the prior fiscal year.

The effective income tax rate for the fiscal year ended September 30, 2023 was 28.7%, as compared to 37.6% for the prior fiscal year. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income or loss, non-taxable and non-deductible expenses.

Net income for the fiscal year ended September 30, 2023 was $7.4 million compared to $3.8 million for the fiscal year ended September 30, 2022. The increase was due to the items mentioned above.

Comparison of Financial Condition at September 30, 2023 Compared to September 30, 2022.

The Company had total assets of $142.5 million at September 30, 2023, an increase of $29.9 million from the prior fiscal year-end balance of $112.6 million.

The aggregate balance of accounts receivable, retainages receivable, allowance for doubtful accounts and other receivables totaled $59.3 million at September 30, 2023, an increase of $16.4 million from the combined prior fiscal year-end balance of $42.9 million. The increase was primarily due to increased work in the fiscal year 2023 as compared to 2022. Specifically, $104.9 million in revenue was generated in the fourth quarter of fiscal year 2023 as compared to $68.4 million for the same period in 2022.

Cash and cash equivalents totaled $16.4 million at September 30, 2023, an increase of $9.0 million from the prior fiscal year-end balance of $7.4 million. The increase was primarily related to a net $21.1 million provided by operating activities, partially offset by a net $10.2 million investment in property and equipment and a net $1.9 million used in financing activities.

Net property, plant and equipment totaled $36.5 million at September 30, 2023, an increase of $3.9 million from the prior fiscal year-end balance of $32.7 million. Property, plant and equipment acquisitions totaled $11.8 million for the fiscal year 2023 while depreciation expense was $7.3 million, and the net impact of disposals was $614,000.

Right-of-use assets acquired from operating leases totaled $3.3 million net of amortization expense at September 30, 2023, as compared to $1.6 million in right-to-use assets at the prior fiscal year end. The increase was primarily related to an increase in the number of construction vehicles leased through Enterprise Fleet Management, Inc. (Enterprise) and a shop facility leased in Winchester, Kentucky.

Goodwill and acquired intangible assets totaled $7.5 million at September 30, 2023, a $491,000 decrease from the prior fiscal year end balance of $8.0 million and was the result of intangible asset amortization expense of $491,000 for the fiscal year ended September 30, 2023.

Prepaid expenses and other totaled $3.5 million at September 30, 2023, a decrease of $426,000 from the prior fiscal year-end balance of $3.9 million. The decrease was primarily due to the decrease of various prepaid insurance accounts based on labor cost expensed or standard monthly charges.

Contract assets totaled $16.0 million at September 30, 2023, a decrease of $154,000 from the prior fiscal year-end balance of $16.1 million. This decrease was primarily due to the timing of project billings and related costs and estimated earnings in excess of billings at September 30, 2023 as compared to at September 30, 2022.

Liabilities totaled $107.9 million at September 30, 2023, an increase of $23.5 million from the prior fiscal year-end balance of $84.4 million.

Contract liabilities totaled $17.7 million at September 30, 2023, an increase of $11.7 million from the prior fiscal year-end balance of $6.0 million. This increase was due to increased billings in excess of costs and earnings when computing earned revenue on construction projects at September 30, 2023, as compared to at September 30, 2022.

The aggregate balance of current maturities of long-term debt and long-term debt totaled $25.0 million at September 30, 2023, an increase of $7.4 million from the prior fiscal year-end balance of $17.6 million. The increase was primarily due to a $975,000 increase related to equipment financing, $8.5 million of equipment purchases refinanced from lines of credit and short-term borrowings to long-term debt, and $3.1 million borrowed to finance the RCS acquisition, partially offset by $5.2 million in payments on long-term debt.

Net deferred income tax payable totaled $6.9 million at September 30, 2023, an increase of $2.4 million from the prior fiscal year-end balance of $4.5 million. The increase was primarily related to a decrease in net operating loss carry forwards resulting from the taxable income for the fiscal year ended September 30, 2023.

Accounts payable totaled $22.0 million as of September 30, 2023, an increase of $1.7 million from the prior fiscal year-end balance of $20.3 million. The increase was due to more work in progress at the end of the fiscal year 2023, as compared to the prior fiscal year-end.

Current and long-term operating lease liabilities totaled $3.4 million at September 30, 2023, an increase of $1.7 million from the prior fiscal year end balance of $1.6 million. The increase was primarily related to an increase in the number of construction vehicles leased through Enterprise and a shop facility leased in Winchester, Kentucky.

Accrued expenses and other current liabilities totaled $13.1 million at September 30, 2023, an increase of $1.8 million from the prior fiscal year-end balance of $11.3 million. The increase was primarily due to increased labor and burden expenses incurred towards the end of the fiscal year 2023, as compared to the same period in fiscal 2022.

Lines of credit and short-term borrowings totaled $19.8 million at September 30, 2023, a decrease of $3.3 million from the prior fiscal year-end balance of $23.2 million. This decrease was primarily due to $8.5 million of equipment purchases refinanced to long-term debt, partially offset by $4.7 million in increased borrowings against the Company’s operating line of credit, a $370,000 increase to the remaining balance of insurance premiums financed, and a $100,000 increase relating to PPP loan interest.

Shareholders’ equity totaled $34.6 million at September 30, 2023, an increase of $6.4 million from the prior fiscal year-end balance of $28.2 million,. This increase was primarily due to $7.4 million in net income, partially offset by $833,000 in special cash dividend payments and $220,000 related to the repurchase of the Company’s stock.

Liquidity and Capital Resources

Operating Line of Credit

On January 19, 2023, the Company agreed to an amendment to a loan agreement which increased its line of credit to $30.0 million with a maturity date of June 28, 2023. On June 1, 2023, the agreement was renewed through June 28, 2024. The line of credit is limited to a borrowing base calculation, which was approximately $23.9 million at September 30, 2023. The outstanding balance on the line of credit was $8.7 million at September 30, 2023. The line of credit has a variable interest rate equal to the “Wall Street Journal” Prime Rate with a floor of 4.5%, which was 8.5% at September 30, 2023.

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

The Company’s lender has agreed to omit the effect of the PPP loan restatement from the Company’s covenant compliance calculations while a final decision on PPP loan forgiveness remains in question. Thus, the Company was in compliance with all covenants at September 30, 2023.

Insurance Premiums Financed

The Company also finances insurance policy premiums on a short-term basis through a financing company. These insurance policies include workers’ compensation, general liability, automobile, umbrella, and equipment policies. The Company makes a down payment in January and finances the remaining premium amount over eleven monthly payments. At September 30, 2023 and September 30, 2022, the remaining balance of the insurance premiums was $950,000 and $580,000, respectively.

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

During April 2023, management received notification from the SBA that one of the Company’s forgiveness applications related to the PPP Loans was under review. As part of the review, the SBA requested additional payroll information. Additionally, the SBA requested information regarding the ability of the Company’s affiliates to meet SBA size standards and/or PPP corporate maximum limits. The requested information was subsequently provided to the SBA through the Lender. The Company recognizes that there is a possibility that the SBA could reverse its previous determination on the forgiveness of the PPP Loans. As a result of this uncertainty, the Company restated the previously issued audited financial statements of the Company for fiscal 2022 and 2021. The Company has recorded a short-term borrowing due to the SBA inquiry for the full $9.8 million, plus accrued interest.

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

Long-Term Debt

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with a bank to purchase the office building and property it had previously been leasing. The interest rate on this loan agreement is 4.82% with monthly payments of $7,800. The interest rate on this note is subject to change from time to time based on changes in the U.S. Treasury yield, adjusted to a constant maturity of three years as published by the Federal Reserve weekly. As of September 30, 2023, the Company had made principal payments of $387,000. The loan is collateralized by the building purchased under this agreement. The note is currently held by Peoples Bank, Inc.

On November 13, 2015, the Company entered into a 10-year $1.1 million loan agreement with United Bank to purchase the fabrication shop and property Nitro had previously been leasing. The variable interest rate on the loan agreement is 9.5% at September 30, 2023 with monthly payments of $12,580. As of September 30, 2023, the Company had made principal payments of $825,000. The loan is collateralized by the building and property purchased under this agreement.

On December 31, 2020, West Virginia Pipeline Acquisition Company, later renamed West Virginia Pipeline, Inc., entered into a $3.0 million sellers’ note agreement with David and Daniel Bolton for the remaining purchase price of West Virginia Pipeline, Inc. For the purchase price allocation, the $3.0 million note had a fair value of $2.85 million. As part of the $6.35 million acquisition price, the Company paid $3.5 million in cash in addition to the note. The unsecured five-year term note requires annual payments of at least $500,000 with a fixed interest rate of 3.25% on the $3.0 million sellers’ note, which equates to 5.35% on the carrying value of the note. As of September 30, 2023, the Company had made annual installment payments of $1,250,000.

On January 4, 2021, the Company entered into a $3.0 million Non-Revolving Note agreement with United Bank. This five-year agreement gave the Company access to a $3.0 million line of credit (“Equipment Line of Credit 2021”), specifically for the purchase of equipment, for a period of twelve months with a variable interest rate initially established at 4.25% as based on the Prime Rate as published by The Wall Street Journal. After twelve months, all borrowings against the Equipment Line of Credit 2021 were converted to a four-year term note agreement with a variable interest rate initially established at 4.25%. The loan is collateralized by the equipment purchased under this agreement. As of September 30, 2023, the Company borrowed $3.0 million against this line of credit with monthly payments of $68,150 that started in February 2022. The interest rate at September 30, 2023 was 9.5%. The Company has made principal payments of $1.1 million on this note as of September 30, 2023.

On April 2, 2021, the Company entered into a $3.5 million Non-Revolving Note agreement with United Bank. This five-year agreement repaid the outstanding $3.5 million line of credit that was used for the down payment on the West Virginia Pipeline acquisition. This loan has monthly installment payments of $64,853 and has a fixed interest rate of 4.25%. The loan is collateralized by the Company’s equipment and receivables. As of September 30, 2023, the Company had made principal payments of $1.7 million.

On April 29, 2022, the Company entered into a $7.5 million Non-Revolving Note agreement with United Bank. This five-year agreement was used to finance the purchase of Tri-State Paving and has monthly payments of $129,910 with a fixed interest rate of 4.25%. The Company has made principal payments of $1.8 million on this note as of September 30, 2023.

On April 29, 2022, the Company entered into a $1.0 million promissory note agreement with Corns Enterprises, a related party, as partial consideration for the purchase of Tri-State Paving. David E. Corns continued his role as President of the Company’s Tri-State Paving Subsidiary. This four-year agreement requires $250,000 principal installment payments on or before the end of each twelve (12) full calendar month period beginning April 29, 2022. Interest payments due shall be calculated on the principal balance remaining and shall be at the stated rate of 3.5% per year. The Company has made $500,000 in principal payments on this note as of September 30, 2023.

On October 10, 2022, the Company entered into a $3.1 million promissory note agreement with United Bank. This five-year agreement financed the previous cash value of equipment purchased in the Ryan Construction acquisition. This loan has monthly installment payments of $60,000 and has a fixed interest rate of 6.0%. The loan is collateralized by the Company’s equipment and receivables. As of September 30, 2023, the Company had made principal payments of $499,000.

On June 1, 2023, the Company entered into a $9.3 million Non-Revolving Note agreement with United Bank. This five-year agreement gave the Company access to a $9.3 million line of credit (“Equipment Line of Credit 2023”), specifically for the purchase of equipment, for a period of six months with a fixed interest rate of 7.25%. After six months, all borrowings against the Equipment Line of Credit 2023 will convert to a fifty-four-month term note agreement with a fixed interest rate of 7.25%. The loan is collateralized by the equipment purchased under this agreement. As of September 30, 2023, the Company had borrowed $8.5 million against this line of credit and had not made any principal payments.

At September 30, 2023, future expected payments due on short-term and long-term debt are as follows:

2024	$25,954,747
2025	6,736,040
2026	5,831,751
2027	3,962,217
2028	1,804,953
Thereafter	535,568
$44,825,276

As of September 30, 2023, the Company had $16.4 million in cash and $15.5 million in working capital (defined as current assets less current liabilities).

Leases

The Company leases office space for SQP for $1,500 per month. The lease, which was originally signed on March 25, 2021, is for a period of two years with five one-year renewals available immediately following the end of the base term. The Company has only committed to a one-year renewal and is evaluating whether to renew for additional periods.

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

The Company has two right-of-use operating leases acquired on April 29, 2022, as part of the Tri-State Paving, LLC transaction. The first operating lease, for the Hurricane, West Virginia facility, had a net present value of $236,000 at inception, and a carrying value of $133,000 at September 30, 2023. The second operating lease, for the Chattanooga, Tennessee facility, had a net present value of $144,000 at inception, and a carrying value of $57,000 at September 30, 2023. The 4.5% interest rate on the operating leases is based on the Company’s incremental borrowing rate at inception.

The Company has a right-of-use operating lease with Enterprise acquired on August 11, 2022, as part of the Ryan Environmental acquisition. This lease agreement was initially for thirty-one vehicles with a net present value of $1.2 million. The Company subsequently netted forty-one additional leased vehicles with a net present value of $2.4 million. The right-of-use operating lease has a carrying value of $2.9 million at September 30, 2023. Each vehicle leased under the master lease program has its own implicit rate.

The Company has a right-of-use operating lease with RICA Developers, LLC acquired on August 12, 2022, as part of the Ryan Environmental acquisition. This lease, for the Bridgeport, West Virginia facility, had a net present value of $140,000 at inception and no carrying value at September 30, 2023. The 4.5% interest rate on the operating lease was based on the Company’s incremental borrowing rate at inception. The Company has signed a one-year renewal agreement effective October 1, 2023 through September 30, 2024.

The Company has a right-of-use operating lease acquired on March 28, 2023. This lease, for the Winchester, Kentucky facility, had a net present value of $290,000 at inception and a carrying value of $262,000 at September 30, 2023. The 7.75% interest rate on the operating lease is based on the Company’s incremental borrowing rate at inception.

The maturities of the Company’s operating lease liabilities are as follows:

2024	$1,205,658
2025	1,097,808
2026	969,003
2027	326,022
3,598,491
Less amounts representing interest	(247,701)
Present value of operating lease liabilities	$3,350,790

Off-Balance Sheet Transactions

Due to the nature of our industry, we often enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected on our balance sheets. Though for the most part not material in nature, some of these are:

Rental Agreements

The Company rents equipment for use on construction projects with rental agreements being week to week or month to month. Rental expense can vary by the fiscal year due to equipment requirements on construction projects and the availability of Company owned equipment. Rental expense, which is included in cost of goods sold on the consolidated statements of income, was $12.1 million and $9.8 million for the twelve months ended September 30, 2023, and 2022, respectively.

Letters of Credit

Certain of our customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors, vendors, etc. on various customer projects. At September 30, 2023, the Company did not have any outstanding letters of credit.

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

Currently, the Company has an agreement with a surety company to provide bonding which will suit the Company’s immediate needs. The ability to obtain bonding for future contracts is an important factor in the contracting industry with respect to the type and value of contracts that can be bid on. Depending upon the size and conditions of a particular contract, the Company may be required to post letters of credit or other collateral in favor of the insurer. Posting these letters or other collateral will reduce our borrowing capabilities. The Company does not anticipate any claims in the foreseeable future. At September 30, 2023, the Company had $72.0 million in performance bonds outstanding.

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

Please see the tables below for customers that represent 10.0% or more of the Company’s revenue or accounts receivable, net of retention as of or for the fiscal years ended September 30, 2023, and 2022:

Revenue	FY 2023	FY 2022
TransCanada Corporation	13.9%	16.6%
NiSource and subsidiaries	17.5%	* %
All other	68.6%	83.4%
Total	100.0%	100.0%

* Less than 10.0% and included in “All other” if applicable

Accounts receivable, net of retention	FY 2023	FY 2022
NiSource and subsidiaries	11.8%	* %
TransCanada Corporation	* %	11.6%
All other	88.2%	88.4%
Total	100.0%	100.0%

* Less than 10.0% and included in “All other” if applicable

Virtually all work performed for major customers was awarded under competitive bid fixed price or unit price arrangements. The loss of a major customer could have a severe impact on the profitability of the Company. However, due to the nature of the Company’s operations, the major customers and sources of revenues may change from year to year.

Litigation

In February 2018, the Company filed a lawsuit against a former customer in the United States District Court for the Western District of Pennsylvania. The lawsuit is related to a dispute over work performed on a pipeline construction project. On November 21, 2022, a Judgment Order was issued, and the Company was awarded $13.1 million, of which $5.8 million was the jury award, $1.6 million was for attorney’s fees, and $5.7 million was for penalties and interest. The amounts awarded by the Judgment Order have not been recognized in the Company’s consolidated financial statements as of September 30, 2023. The Company’s attorney’s fees have been expensed as incurred. The case has been appealed to the United States Court of Appeals for the Third Circuit and is expected to be heard within the next 12 months.

On November 12, 2021, the Company received a withdrawal liability claim from a pension plan to which the Company made pension contributions for union construction employees performing covered work in a particular jurisdiction. The Company has not performed covered work in their jurisdiction since 2011; however, the Company disagrees with the withdrawal claim and believes it is covered by an exemption under federal law. The demand called for thirty-four quarterly installment payments of $41,000 starting December 15, 2021. The Company must comply with the demand under federal pension law; however, the Company firmly believes no withdrawal liability exists. The Company is in negotiations with the pension fund to resolve the matter and all future payments have been suspended as part of the negotiation. The Company has expensed all $164,000 in payments made through September 30, 2022 and does not expect any future liabilities related to this claim. The Company did not make any payments during the twelve months ended September 30, 2023.

Other than described above, at September 30, 2023, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties, or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At September 30, 2023, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing. The interest rate on the loan agreement is 4.82% with monthly payments of $7,800. Mr. Douglas Reynolds, President of Energy Services, was a director and secretary of First Bank of Charleston. Mr. Samuel Kapourales, a director of Energy Services, was also a director of First Bank of Charleston. On October 15, 2018, First Bank of Charleston was merged into Premier Bank, Inc., a wholly owned subsidiary of Premier Financial Bancorp, Inc. Mr. Marshall Reynolds, Chairman of the Board of Energy Services, held the same position with Premier Financial Bancorp, Inc. Mr. Douglas Reynolds is the president and a director of Energy Services and was a director of Premier Financial Bancorp, Inc. On September 17, 2021, Peoples Bancorp, Inc., parent company of Peoples Bank, completed an acquisition of Premier Financial Bancorp, Inc. and its wholly owned subsidiaries, Premier Bank and Citizens Deposit Bank & Trust. On October 26, 2021, Mr. Douglas Reynolds was elected director of Peoples Bancorp, Inc., and its subsidiary Peoples Bank (collectively “Peoples Bank”). On February 21, 2023, Mr. Reynolds resigned from the board of directors of Peoples Bank. As of March 31, 2023, the Company had paid approximately $373,000 in principal and approximately $424,000 in interest since the beginning of the loan. This transaction was no longer considered a related party transaction subsequent to the quarter ended March 31, 2023.

On April 29, 2022, the Company entered into a $1.0 million promissory note agreement with Corns Enterprises as partial consideration for the purchase of Tri-State Paving. This four-year agreement requires $250,000 principal installment payments on or before the end of each twelve (12) full calendar month period beginning April 29, 2022. Interest payments due shall be calculated on the principal balance remaining and shall be at the stated rate of 3.5% per year. The Company has made $500,000 in principal payments on this note as of September 30, 2023.

Subsequent to the April 29, 2022 acquisition of Tri-State Paving, the Company entered into an operating lease for facilities in Hurricane, West Virginia with Corns Enterprises. This thirty-six-month lease is treated as a right to use asset and has payments of $7,000 per month. The total net present value at inception was $236,000 with a carrying value of $133,000 at September 30, 2023.

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

Other than mentioned above, there were no new material related party transactions entered into during the fiscal year ended September 30, 2023.

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

Inflation

Most significant project materials, such as pipe or electrical wire, are provided by the Company’s customers. When possible, the Company attempts to lock in pricing with vendors and include qualifications regarding material cost increases in bids. Where allowed by contract, the Company will address fuel cost increases with customers. Significant inflation or supply chain issues could cause customers to delay or cancel planned projects; however, inflation did not have a significant effect on our results for the twelve months ended September 30, 2023, and 2022.

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

The accuracy of our revenue and profit recognition in a given period depends on the accuracy of our estimates of the cost to complete each project. We believe our experience allows us to create materially reliable estimates. There are a number of factors that can contribute to changes in estimates of contract cost and profitability. The most significant of these include:

●the completeness and accuracy of the original bid;
●costs associated with scope changes;
●changes in costs of labor and/or materials;
●extended overhead and other costs due to owner, weather and other delays;
●subcontractor performance issues;
●changes in productivity expectations;
●site conditions that differ from those assumed in the original bid;
●changes from original design on design-build projects;
●the availability and skill level of workers in the geographic location of the project;
●a change in the availability and proximity of equipment and materials;
●our ability to fully and promptly recover on affirmative claims and back charges for additional contract costs; and
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

The following table presents our costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings at September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
Costs incurred on contracts in progress	$287,347,650	$192,957,145
Estimated earnings, net of estimated losses	38,976,895	28,150,060
	326,324,545	221,107,205
Less billings to date	328,112,326	211,025,190
	$(1,787,781)	$10,082,015

Costs and estimated earnings in excess of billed on
uncompleted contracts	$15,955,220	$16,109,593
Less billings in excess of costs and estimated earnings on
uncompleted contracts	17,743,001	6,027,578

	$(1,787,781)	$10,082,015

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

Materially incorrect estimates of bad debt reserves could result in an unexpected loss in profitability for the Company. Additionally, frequently changing reserves could be an indication of risky or unreliable customers. At September 30, 2023, management review deemed that the allowance for doubtful accounts was adequate.

Please see the allowance for doubtful accounts table below:

	Year Ended September 30,
	2023	2022

Balance at beginning of year	$70,310	$70,310
Charged to expense	—	—
Deductions for uncollectible receivables written off, net of recoveries	(19,247)	—
Balance at end of year	$51,063	$70,310

Impairment of goodwill and intangible assets

The Company follows the guidance of Accounting Standards Codification (“ASC”) 350-20-35-3 “Intangibles-Goodwill and Other (Topic 350)” which requires a company to record an impairment charge based on the excess of a reporting unit’s carrying amount of goodwill over its fair value. Under the current guidance, companies can first choose to assess any impairment based on qualitative factors (Step 0). If a company fails this test or decides to bypass this step, it must proceed with a quantitative assessment of goodwill impairment. The Company did not have a goodwill impairment at September 30, 2023.

Materially incorrect estimates could cause an impairment of goodwill or intangible assets and result in a loss in profitability for the Company.

A table of the Company’s intangible assets subject to amortization is below:

			Accumulated	Accumulated	Amortization and	Amortization and
			Amortization and	Amortization and	Impairment	Impairment	Net Book
	Remaining Life at		Impairment at	Impairment at	Twelve Months Ended	Twelve Months Ended	Value
	September 30,	Original	September 30,	September 30,	September 30,	September 30,	September 30,
Intangible assets:	2023	Cost	2023	2022	2023	2022	2023
West Virginia Pipeline:
Customer Relationships	87 months	$2,209,724	$607,661	$386,693	$220,968	$220,968	$1,602,063
Tradename	87 months	263,584	72,500	46,136	26,364	26,364	191,084
Non-competes	- months	83,203	83,203	72,806	10,397	41,604	—

Revolt Energy:
Employment agreement/non-compete	- months	100,000	100,000	77,779	22,221	63,890	—

Tri-State Paving:
Customer Relationships	103 months	1,649,159	233,631	66,781	166,850	66,781	1,415,528
Tradename	103 months	203,213	28,789	8,368	20,421	8,368	174,424
Non-competes	- months	39,960	39,960	16,590	23,370	16,590	—
Total intangible assets		$4,548,843	$1,165,744	$675,153	$490,591	$444,565	$3,383,099

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

Acquired intangible assets subject to amortization are amortized on a straight-line basis, which approximates the pattern in which the economic benefit of the respective intangible assets is realized, over their respective estimated useful lives. The definite-lived identifiable intangible assets recognized as part of the Company’s business combinations are initially recorded at their estimated fair value.

The Company’s depreciation expense for the twelve months ended September 30, 2023 and 2022 was $7.3 million and $5.6 million, respectively. In general, depreciation is included in “cost of revenues” on the Company’s consolidated statements of income.

The Company’s amortization expense for the twelve months ended September 30, 2023 and 2022 were $490,591 and $444,565, respectively. In general, amortization is included in “cost of revenues” on the Company’s consolidated statements of income.

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

The income tax expense for the fiscal year ended September 30, 2023 was $3.0 million as compared to $2.3 million for the fiscal year ended September 30, 2022. The increase was due to an increase in taxable income for the fiscal year ended September 30, 2023, as compared to the fiscal year ended September 30, 2022.

The effective income tax rate for the fiscal year ended September 30, 2023 was 28.7%, as compared to an effective income tax rate of 37.6% for the fiscal year ended September 30, 2022. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income or loss, non-taxable and non-deductible expenses.

Accounting for PPP Loans

The Company’s accounting for PPP loans reflects management’s best estimate of current and future amounts to be paid. The Company applies significant judgment regarding the determination of PPP loan forgiveness based on the rules established, and subsequently clarified by the SBA, including rules related to the Company’s affiliations and meeting SBA size standards.

Refer to Note 3 “Accounting for PPP Loans” in the accompanying consolidated financial statements for additional details.

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

The FASB recently issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which aims to provide increased transparency by requiring business entities to disclose information about certain types of government assistance they receive in the notes to the financial statements. Entities are required to provide the new disclosures prospectively for all transactions with a government entity that are accounted for under either a grant or a contribution accounting model and are reflected in the financial statements at the date of initially applying the new amendments, and to new transactions entered into after that date. Retrospective application of the guidance is permitted. The Company adopted ASU 2021-10 on October 1, 2022, and its adoption did not have a significant impact on the Company’s consolidated financial statements.

Subsequent Events

On November 15, 2023, the Company’s Board of Directors approved an annual dividend of $0.06 per common share. The 2024 dividend was paid on January 2, 2024 to holders of record as of December 15, 2023. While this is expected to be an annual dividend, factors such as income from operations, cash flows, and overall financial outlook may affect future dividend payments.

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

(1)Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
(2)Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
(3)Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has used the framework set forth in the report entitled “Internal Control–Integrated Framework 2013” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has not identified any material weakness in the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2023.

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

Changes in Internal Controls Over Financial Reporting

During the three months ended September 30, 2023, the Company implemented a remediation plan to correct a material weakness in internal controls related to the financial reporting of PPP Loans, as previously reported. The plan includes establishing a committee to oversee the Company’s involvement in government assistance programs and the engagement of outside advisors to review compliance with the SBA’s rules and regulations for loan forgiveness.

Except as noted above, there has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

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

The information contained under the sections captioned “Proposal I – Election of Directors” in the Company’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2023 (the “Proxy Statement”) is incorporated herein by reference.

ITEM 11. Executive Compensation

The information contained under the section captioned “Proposal I – Election of Directors – Executive and Director Compensation” in the definitive Proxy Statement is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)Securities Authorized for issuance under Stock-Based Compensation Plans

The following table presents certain information regarding our Equity Compensation Plan in effect as of September 30, 2023:

	Number of securities to be		Number of securities
	issued upon exercise of	Weighted average	remaining available for
Plan	outstanding options and rights	exercise price	issuance under plan
Equity compensation plans approved by stockholders	—	—	1,460,000
Equity compensations plans not approved by stockholders	—	—	—
Total	—	—	1,460,000

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

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the sections captioned “Proposal I – Election of Directors – Certain Relationships and Related Transactions” and “– Board Independence” of the Proxy Statement.

ITEM 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Proposal II – Ratification of Independent Registered Public Accounting Firm” of the Proxy Statement.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

The exhibits and financial statement schedules filed as a part of this Annual Report on Form 10-K are as follows:

(a)(1)	Consolidated Financial Statements
Energy Services of America Corporation
	Report of Independent Registered Public Accounting Firm (PCAOB ID 23)	F-1
	Consolidated Balance Sheets, September 30, 2023 and September 30, 2022.	F-4
	Consolidated Statements of Income, Years Ended September 30, 2023 and September 30, 2022.	F-5
	Consolidated Statements of Cash Flows, Years Ended September 30, 2023 and September 30, 2022.	F-6
	Consolidated Statements of Changes in Shareholders’ Equity, Years Ended September 30, 2023 and September 30, 2022.	F-7
	Notes to Consolidated Financial Statements.	F-8
(a)(2)	Consolidated Financial Statement Schedules
No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.
(a)(3)	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment to the Registrant’s Certificate of Incorporation (1)
3.4	Certificate of Designations Series A Preferred Stock (4)
4.1	Form of Certificate of Common Stock (1)
4.2	Description of Common Stock (5)
10.1	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (1)
10.2	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders (1)
10.3	Form of Letter Agreement between Chapman Printing Co. and the Registrant regarding administrative support (1)
10.4	Form of Amended Registration Rights Agreement among the Registrant and the Initial Stockholders (1)
10.5	Energy Services of America Corporation Employee Stock Purchase Plan (2)
10.6	Energy Services of America Corporation 2022 Equity Incentive Plan (7)
14	Code of Ethics (1)
16.1	Letter disclosing combination dated November 1, 2021, from Baker Tilly US, LLP (6)
16.2	Letter of Agreement dated November 1, 2021, form Baker Tilly US, LLP (6)
21	List of subsidiaries
23	Consent of Baker Tilly US, LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

(c) Not applicable.

ITEM 16. Annual Report on Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY SERVICES OF AMERICA CORPORATION

Date: January 16, 2024	By:	/s/ Douglas V. Reynolds
Douglas V. Reynolds
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Position	Date

By	/s/ Marshall T. Reynolds	Chairman of the Board	January 16, 2024
Marshall T. Reynolds

By	/s/ Jack Reynolds	Director	January 16, 2024
Jack R. Reynolds

By	/s/ Charles P. Crimmel	Chief Financial Officer	January 16, 2024
	Charles P. Crimmel	(Principal Financial and Accounting Officer)

By	/s/ Amy E. Abraham	Director
	Amy E. Abraham		January 16, 2024

By	/s/ Joseph L. Williams	Director	January 16, 2024
Joseph L. Williams

By	/s/ Mark S. Prince	Director	January 16, 2024
Mark S. Prince

By	/s/ Frank S. Lucente	Director	January 16, 2024
Frank S. Lucente

By	/s/ Patrick J. Farrell	Director	January 16, 2024
Patrick J. Farrell

By	/s/ Samuel G. Kapourales	Director	January 16, 2024
Samuel G. Kapourales

By	/s/ Douglas V. Reynolds	President and Chief	January 16, 2024
	Douglas V. Reynolds	Executive Officer, and Director
(Principal Executive Officer)

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Energy Services of America Corporation

Huntington, West Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Energy Services of America Corporation and subsidiaries (the Company) as of September 30, 2023 and 2022, the related consolidated statements of income, changes in shareholders’ equity and cash flows, for each of the two years in the period ended September 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for PPP Loan Forgiveness

Critical Audit Matter Description

As described in Note 3 to the consolidated financial statements, the Company received notification from The Small Business Administration (“SBA”) that one of the Company’s PPP loans was under review. As a result of the notification, the Company’s management undertook a process to re-evaluate the proper accounting for all PPP loan forgiveness and determined an error existed in previous periods. As such, the Company restated its consolidated financial statements for the fiscal years ended September 30, 2022 and 2021 to reinstate the PPP loans to their original loan balance of $9.8 million plus accrued interest.

The Company was required to apply judgment regarding the determination of PPP loan forgiveness based on the rules established, and subsequently clarified by the SBA, including rules related to the Company’s affiliates in determining the aggregate number of employees. In addition, the Company must apply a probability analysis in determining the amount and period of forgiveness.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

●	Tested the accuracy and completeness of the PPP loans and the Company’s eligibility for the PPP loans.
●	Evaluated the process management used to determine eligibility of the Company for PPP loans, under the application of SBA rules, including those related to the Company’s affiliates.
●	Engaged an auditor specialist to assist the engagement team in evaluating the appropriateness of the PPP loans and application for forgiveness, including consideration of the SBA’s rule and regulations, as clarified.
●	Evaluated the process that management used to determine probability of forgiveness for the PPP loans.
●	Tested the mathematical accuracy of the model used by management to calculate accrued and unpaid interest.

/s/ Baker Tilly US, LLP

We have served as the Company’s auditor since 2008.

Pittsburgh, Pennsylvania

January 16, 2024

ENERGY SERVICES OF AMERICA CORPORATION

CONSOLIDATED BALANCE SHEETS

As of September 30, 2023 and 2022

	2023	2022
Assets
Current assets
Cash and cash equivalents	$16,431,572	$7,427,474
Accounts receivable trade	51,219,958	38,525,223
Allowance for doubtful accounts	(51,063)	(70,310)
Retainages receivable	7,589,749	4,443,679
Other receivables	516,968	10,866
Contract assets	15,955,220	16,109,593
Prepaid expenses and other	3,520,178	3,945,968
Total current assets	95,182,582	70,392,493

Property, plant, and equipment, at cost	84,329,349	73,736,433
less accumulated depreciation	(47,799,840)	(41,074,646)
Total fixed assets	36,529,509	32,661,787

Right-of-use assets-operating lease	3,326,405	1,611,321
Intangible assets, net	3,383,099	3,873,690
Goodwill	4,087,554	4,087,554

Total assets	$142,509,149	$112,626,845

Liabilities and shareholders’ equity
Current liabilities
Current maturities of long-term debt	$6,107,277	$4,060,016
Lines of credit and short-term borrowings	19,847,470	23,164,851
Current maturities of operating lease liabilities	1,075,815	588,653
Accounts payable	22,026,639	20,314,408
Accrued expenses and other current liabilities	13,103,944	11,266,008
Contract liabilities	17,743,001	6,027,578
Total current liabilities	79,904,146	65,421,514

Long-term debt, less current maturities	18,870,529	13,494,084
Long-term operating lease liabilities, less current maturities	2,274,975	1,015,624
Deferred tax liability	6,870,510	4,455,079
Total liabilities	107,920,160	84,386,301

Shareholders’ equity

Common stock, $.0001 par value Authorized 50,000,000 shares, 17,885,615 issued and 16,567,185 outstanding at September 30, 2023 and 17,885,615 issued and 16,667,185 outstanding at September 30, 2022	1,789	1,789

Treasury stock, 1,318,430 shares at September 30, 2023 and 1,218,430 at September 30, 2022	(132)	(122)

Additional paid in capital	60,288,745	60,508,350
Retained deficit	(25,701,413)	(32,269,473)
Total shareholders’ equity	34,588,989	28,240,544
Total liabilities and shareholders’ equity	$142,509,149	$112,626,845

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

For the years ended September 30, 2023 and 2022

	2023	2022
Revenue	$304,104,492	$197,590,000

Cost of revenues	267,291,157	175,219,252

Gross profit	36,813,335	22,370,748

Selling and administrative expenses	23,776,898	15,878,138
Income from operations	13,036,437	6,492,610

Other income (expense)
Interest income	196	576
Other nonoperating expense	(287,602)	(248,006)
Interest expense	(2,406,839)	(987,689)
Gain on sale of equipment	34,478	755,470
	(2,659,767)	(479,649)

Income before income taxes	10,376,670	6,012,961

Income tax expense	2,975,250	2,262,646

Net income	$7,401,420	$3,750,315

Weighted average shares outstanding-basic	16,646,086	16,323,790

Weighted average shares-diluted	16,670,963	16,323,790

Earnings per share
available to common shareholders	$0.44	$0.23

Earnings per share-diluted
available to common shareholders	$0.44	$0.23

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended September 30, 2023 and 2022

	2023	2022
Cash flows from operating activities:
Net income	$7,401,420	$3,750,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense on property, plant, and equipment	7,316,594	5,568,929
Accreted interest on PPP loans	99,789	99,758
Gain on sale of equipment	(34,478)	(755,470)
Provision for deferred taxes	2,415,431	2,421,646
Provision for loss on contract	—	248,770
Amortization of intangible assets	490,591	444,565
Accreted interest on notes payable	54,687	49,638
Increase in accounts receivable	(12,713,982)	(17,432,706)
Increase in retainage receivable	(3,146,070)	(3,526,153)
(Increase) decrease in other receivables	(506,102)	532,462
Decrease (increase) in contract assets	154,373	(7,379,191)
Decrease in prepaid expenses and other	4,237,434	2,940,958
Increase in accounts payable	1,712,231	13,029,016
Increase in accrued expenses and other current liabilities	1,870,432	5,417,842
Increase in contract liabilities	11,715,423	2,874,288
Net cash provided by operating activities	21,067,773	8,284,667

Cash flows from investing activities:
Investment in property and equipment	(10,822,373)	(5,308,189)
Acquisition of Ryan Environmental and Ryan Transport	—	(4,042,057)
Proceeds from sales of property and equipment	647,111	1,071,723
Net cash used in investing activities	(10,175,262)	(8,278,523)

Cash flows from financing activities:
Preferred stock redemption	—	(1,210,525)
Borrowings on lines of credit and short-term debt, net of repayments	1,258,271	4,687,099
Proceeds from long-term debt	3,100,000	—
Treasury stock repurchased	(219,615)	—
Special cash dividend on common stock	(833,360)	—
Principal payments on long-term debt	(5,193,709)	(4,281,983)
Net cash used in financing activities	(1,888,413)	(805,409)

Increase (decrease) in cash and cash equivalents	9,004,098	(799,265)
Cash and cash equivalents beginning of period	7,427,474	8,226,739
Cash and cash equivalents end of period	$16,431,572	$7,427,474

Supplemental schedule of noncash investing and financing activities:
Purchases of property and equipment under financing agreements	$975,643	$549,455
Prepaid insurance premiums financed	$3,811,644	$3,352,971
Operating line of credit refinanced to long-term note for equipment purchases	$8,487,085	$—
Debt assumed in acquisitions for equipment	$—	$390,445
Sellers’ note Tri-State Paving acquisition	$—	$936,000
Note payable to finance Tri-State Paving acquisition	$—	$7,500,000
Common stock issued to finance Tri-State Paving acquisition	$—	$1,048,218
Par value of common stock issued from preferred stock conversion	$—	$263
Operating lease right-of-use assets received in exchange for operating lease liabilities	$2,590,566	$1,710,032

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$2,302,976	$846,129
Income taxes	$28,589	$50,231

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended September 30, 2023 and 2022

						Total
	Common Stock		Additional Paid	Retained	Treasury	Shareholders’
	Shares	Amount	in Capital	Deficit	Stock	Equity

Balance at September 30, 2022	16,667,185	$1,789	$60,508,350	$(32,269,473)	$(122)	$28,240,544

Net income	—	—	—	7,401,420	—	7,401,420

Special cash dividend on common stock ($0.05 per share)	—	—	—	(833,360)	—	(833,360)

Treasury stock repurchased by Company	(100,000)	—	(219,605)	—	(10)	(219,615)

Balance at September 30, 2023	16,567,185	$1,789	$60,288,745	$(25,701,413)	$(132)	$34,588,989

Balance at September 30, 2021	13,621,406	$1,484	$60,670,699	$(36,019,788)	$(122)	$24,652,273

Net income	—	—	—	3,750,315	—	3,750,315

Preferred share redemption, net of accrued dividends	—	—	(1,210,525)	—	—	(1,210,525)

Preferred share conversion	2,626,492	263	—	—	—	263

Shares issued for Tri-State Paving acquisition	419,287	42	1,048,176	—	—	1,048,218

Balance at September 30, 2022	16,667,185	$1,789	$60,508,350	$(32,269,473)	$(122)	$28,240,544

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION:

Energy Services of America Corporation (“Energy Services” or the “Company”), formed in 2006, is a contractor and service company that operates primarily in the mid-Atlantic and central regions of the United States and provides services to customers in the natural gas, petroleum, water distribution, automotive, chemical, and power industries. For the gas industry, the Company is primarily engaged in the construction, replacement and repair of natural gas pipelines and storage facilities for utility companies and private natural gas companies. Energy Services is involved in the construction of both interstate and intrastate pipelines, with an emphasis on the latter. For the oil industry, the Company provides a variety of services relating to pipeline, storage facilities and plant work. For the power, chemical, and automotive industries, the Company provides a full range of electrical and mechanical installations and repairs including substation and switchyard services, site preparation, equipment setting, pipe fabrication and installation, packaged buildings, transformers, and other ancillary work with regards thereto. Energy Services’ other pipeline services include corrosion protection services, horizontal drilling services, liquid pipeline construction, pump station construction, production facility construction, water and sewer pipeline installations, various maintenance and repair services and other services related to pipeline construction. The Company has also added the ability to install broadband and solar electric systems and perform civil and general contracting services.

The Company had consolidated operating revenues of $304.1 million for the fiscal year ended September 30, 2023, of which 48.8% was attributable to electrical, mechanical, and general contract services, 30.3% to gas and petroleum transmission projects, and 20.9% to gas & water distributions services. The Company had consolidated operating revenues of $197.6 million for the fiscal year ended September 30, 2022, of which 43.5% was attributable to electrical, mechanical, and general contract services, 29.5% to gas and petroleum transmission projects, and 27.0% to gas & water distributions services.

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

Level 1 — Quoted prices for identical assets and liabilities traded in active exchange markets.

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

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed-rate debt was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $33.8 million at September 30, 2023 was $32.1 million. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $25.1 million at September 30, 2022 was $24.3 million.

All other current assets and liabilities are carried at a net realizable value which approximates fair value because of their short duration to maturity.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable consists of amounts that have been billed to customers. Collateral is generally not required. A majority of the Company’s contracts have monthly billing terms and payment terms within 30 to 45 days after invoices have been issued. The Company attempts to negotiate two-week billing terms and 15-day payment terms on larger projects. The timing of billings to customers may generate contract assets or contract liabilities. Certain construction contracts include retention provisions to provide assurance to our customers that we will perform in accordance with the contract terms and are therefore not considered a financing benefit. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work or products by the customer. We have determined there are no significant financing components in our contracts as of and for the years ended September 30, 2023 and 2022.

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

Intangible Assets

Acquired intangible assets subject to amortization are amortized on a straight-line basis, which approximates the pattern in which the economic benefit of the respective intangible assets is realized, over their respective estimated useful lives. The definite-lived identifiable intangible assets recognized as part of the Company’s business combinations were initially recorded at their estimated fair value.

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

Self -Insurance

The Company has its workers compensation, general liability and auto insurance through a captive insurance company. While the Company believes that this arrangement has been very beneficial in reducing and stabilizing insurance costs, the Company has to maintain a surety deposit to guarantee payment of premiums. The surety deposit had a balance of $1.9 million and $1.8 million as of September 30, 2023 and 2022, respectively, which is in “Prepaid expenses and other” on the Company’s Consolidated Balance Sheets. Should the captive experience severe losses over an extended period, it could increase the Company’s insurance expense or surety deposit required.

Advertising

All advertising costs are expensed as incurred. Total advertising expenses were $138,000 and $17,000 for the years ended September 30, 2023 and 2022, respectively.

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

Income Taxes

The Company and all subsidiaries file a consolidated federal and various state income tax returns on a fiscal year basis. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations for years ending prior to September 30, 2020. The Company follows the liability method of accounting for income taxes in accordance with U.S. GAAP. Under this method, deferred tax assets and liabilities are recorded for future tax consequences of temporary differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the underlying assets or liabilities are recovered or settled. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

U.S. GAAP also prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or to be taken on a tax return. This evaluation is a two-step process. First, the recognition process determines if it is more likely than not that a tax position will be sustained based on the merits of the tax position upon examination by the appropriate taxing authority. Second, a measurement process is calculated to determine the amount of benefit/expense to recognize in the financial statements if a tax position meets the more likely than not recognition threshold. The tax position is measured at the greatest amount of benefit/expense that is more likely than not of being realized upon ultimate settlement. Any interest and penalty related to the unrecognized tax benefits, as the result of recognition of tax obligations resulting from uncertain tax positions, are included in general and administrative expenses. The Company had not recognized any uncertain tax positions at September 30, 2023 or 2022.

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

Treasury Stock

When the Company’s stock is retired or repurchased for constructive retirement (with or without an intention to retire the stock formally in accordance with applicable laws), an excess of par or stated value over the cost of treasury shares is credited to additional paid-in capital.

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

The FASB recently issued ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance”, which aims to provide increased transparency by requiring business entities to disclose information about certain types of government assistance they receive in the notes to the financial statements. Entities are required to provide the new disclosures prospectively for all transactions with a government entity that are accounted for under either a grant or a contribution accounting model and are reflected in the financial statements at the date of initially applying the new amendments, and to new transactions entered into after that date. Retrospective application of the guidance is permitted. The Company adopted ASU 2021-10 on October 1, 2022, and its adoption did not have a significant impact on the Company’s consolidated financial statements.

3.	ACCOUNTING FOR PPP LOANS

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

The Company disaggregates revenue based on the following lines of service: (1) Gas & Water Distribution, (2) Gas & Petroleum Transmission, and (3) Electrical, Mechanical, & General services and construction. Certain reclassifications have been made to the year ended September 30, 2022, to reflect the current presentation. Our contract types are: Lump Sum, Unit Price, Cost Plus and T&M. The following tables present our disaggregated revenue for the fiscal years ended September 30, 2023 and 2022:

	Year Ended September 30, 2023
			Electrical,
	Gas & Water	Gas & Petroleum	Mechanical,	Total revenue
	Distribution	Transmission	& General	from contracts
Lump sum contracts	$—	$—	$101,700,805	$101,700,805
Unit price contracts	68,066,230	86,738,111	6,110,395	160,914,736
Cost plus and T&M contracts	—	609,184	40,879,767	41,488,951
Total revenue from contracts	$68,066,230	$87,347,295	$148,690,967	$304,104,492

Earned over time	$25,184,336	$86,738,111	$107,674,083	$219,596,530
Earned at point in time	42,881,894	609,184	41,016,884	84,507,962
Total revenue from contracts	$68,066,230	$87,347,295	$148,690,967	$304,104,492

	Year Ended September 30, 2022
			Electrical,
	Gas & Water	Gas & Petroleum	Mechanical,	Total revenue
	Distribution	Transmission	& General	from contracts
Lump sum contracts	$—	$—	$49,451,175	$49,451,175
Unit price contracts	53,311,569	55,637,622	525,092	109,474,283
Cost plus and T&M contracts	—	2,630,879	36,033,663	38,664,542
Total revenue from contracts	$53,311,569	$58,268,501	$86,009,930	$197,590,000

Earned over time	$34,493,112	$54,551,248	$83,557,477	$172,601,837
Earned at point in time	18,818,457	3,717,253	2,452,453	24,988,163
Total revenue from contracts	$53,311,569	$58,268,501	$86,009,930	$197,590,000

6.	CONTRACT BALANCES

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

During the twelve months ended September 30, 2023, we recognized revenue of $6.0 million that was included in the contract liability balance at September 30, 2022.

Accounts receivable-trade, net of allowance for doubtful accounts, contract assets and contract liabilities consisted of the following:

	September 30, 2023	September 30, 2022	Change

Accounts receivable-trade, net of allowance for doubtful accounts	$51,168,895	$38,454,913	$12,713,982

Contract assets
Cost and estimated earnings in excess of billings	$15,955,220	$16,109,593	$(154,373)

Contract liabilities
Billings in excess of cost and estimated earnings	$17,743,001	$6,027,578	$11,715,423

7.	PERFORMANCE OBLIGATIONS

The changes in contract transaction price can occur from items such as executed or estimated change orders, and unresolved contract modifications and claims.

For the year ended September 30, 2023, there was no significant amount of revenue recognized as a result of changes in contract transaction price related to performance obligations that were satisfied prior to September 30, 2022.

For the year ended September 30, 2022, there was no significant amount of revenue recognized as a result of changes in contract transaction price related to performance obligations that were satisfied prior to September 30, 2021.

At September 30, 2023, the Company had $147.5 million in remaining unsatisfied performance obligations, in which revenue is expected to be recognized in less than twelve months.

8.	ALLOWANCE FOR DOUBTFUL ACCOUNTS

Activity in the Company’s allowance for doubtful accounts consists of the following:

	Year Ended September 30,
	2023	2022

Balance at beginning of year	$70,310	$70,310
Charged to expense	—	—
Deductions for uncollectible receivables written off, net of recoveries	(19,247)	—
Balance at end of year	$51,063	$70,310

9.	UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts are included in contract assets on the Consolidated Balance Sheets. Billings in excess of costs and estimated earnings on uncompleted contracts are included in contract liabilities on the Consolidated Balance Sheets.

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

	September 30,	September 30,
	2023	2022
Costs incurred on contracts in progress	$287,347,650	$192,957,145
Estimated earnings, net of estimated losses	38,976,895	28,150,060
	326,324,545	221,107,205
Less billings to date	328,112,326	211,025,190
	$(1,787,781)	$10,082,015

Costs and estimated earnings in excess of billings on uncompleted contracts	$15,955,220	$16,109,593
Less billings in excess of costs and estimated earnings on uncompleted contracts	17,743,001	6,027,578
	$(1,787,781)	$10,082,015

The Company’s unaudited backlog at September 30, 2023, and September 30, 2022, was $229.8 million and $142.3 million, respectively.

10.	CLAIMS

The Company does not have any claims receivable as of September 30, 2023 and 2022. Claims receivable is a component of contract assets.

11.	PROVISION FOR LOSS

The Company did not have a provision for loss at September 30, 2023.

The Company had one project with a $248,000 provision for loss at September 30, 2022. The provision was recorded as cost of revenues on the Company’s 2022 consolidated statements of income and accrued expenses and other current liabilities on the Company’s consolidated balance sheet at September 30, 2022.

12.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	Year Ended September 30,
	2023	2022

Land	$2,974,354	$2,942,190
Buildings and leasehold improvements	10,000,570	9,291,898
Operating equipment and vehicles	70,126,093	60,245,329
Office equipment, furniture and fixtures	1,225,570	1,046,172
Assets not yet in service	2,762	210,844
	84,329,349	73,736,433
Less accumulated depreciation	47,799,840	41,074,646
Property, plant and equipment, net	$36,529,509	$32,661,787

13.	SHORT-TERM DEBT

Operating Line of Credit

On July 13, 2022, the Company received a one-year extension on its $15.0 million operating line of credit effective June 28, 2022. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%. Based on a borrowing base calculation, the Company had borrowed all $12.5 million available on the line of credit as of September 30, 2022. The interest rate at September 30, 2022, was 5.5%. On January 19, 2023, the Company received an amendment to the agreement which increased the line of credit to $30.0 million with a maturity date of June 28, 2023. On June 1, 2023, the agreement was renewed through June 28, 2024. The line of credit is limited to a borrowing base calculation, which was approximately $23.9 million at September 30, 2023. The outstanding balance on the line of credit was $8.7 million at September 30, 2023. The line of credit has a variable interest rate equal to the “Wall Street Journal” Prime Rate with a floor of 4.5%, which was 8.5% at September 30, 2023.

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

The Company’s lender has agreed to omit the effect of the PPP loan restatement from the Company’s covenant compliance calculations while a final decision on PPP loan forgiveness remains in question. Thus, the Company was in compliance with all covenants at September 30, 2023. The Company projects to meet all covenant requirements for the next twelve months.

Insurance Premiums Financed

The Company also finances its captive insurance policy premiums on a short-term basis through a financing company. These insurance policies include workers’ compensation, general liability, automobile, umbrella, and equipment policies. The Company makes a down payment in January and finances the remaining premium amount over eleven monthly payments. At September 30, 2023 and September 30, 2022, the remaining balance of the insurance premiums was $950,000 and $580,000, respectively.

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

During April 2023, management received notification from the SBA that one of the Company’s forgiveness applications related to the PPP Loans was under review. As part of the review, the SBA requested additional payroll information. Additionally, the SBA requested information regarding the ability of the Company’s affiliates to meet SBA size standards and/or PPP corporate maximum limits.  The requested information was subsequently provided to the SBA through the Lender. The Company recognizes that there is a possibility that the SBA could reverse its previous determination on the forgiveness of the PPP Loans. As a result of this uncertainty, the Company restated the previously audited financial statements of the Company for the fiscal years 2022 and 2021. The Company has recorded a short-term borrowing due to the SBA inquiry for the full $9.8 million, plus accrued interest.

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

14.	SHORT-TERM AND LONG-TERM DEBT

A summary of short-term and long-term debt as of September 30, 2023 and 2022 is as follows:

	2023	2022

Line of credit payable to bank, variable interest rate of 8.50% at September 30, 2023, final payment due by June 28, 2024, guaranteed by certain directors of the Company. See also Note 5.	$8,712,915	$12,500,000

Paycheck Protection Program loans from Small Business Administration, 1.0% simple interest, initially forgiven in the fiscal year ended September 30, 2021. Final forgiveness decision has not been determined. See also Note 3	10,184,320	10,084,531

Term notes payable to United Bank, WV Pipeline acquisition, due in monthly installments of $64,853, fixed interest at 4.25%, final payment due by March 25, 2026, secured by receivables and equipment, guaranteed by certain directors of the Company.	1,790,051	2,529,421

Notes payable to finance companies, due in monthly installments totaling $50,000 at September 30, 2023 and $60,000 at September 30, 2022, including interest ranging from 0.00% to 6.92%, final payments due October 2023 through August 2026, secured by equipment.	1,290,148	889,165

Note payable to finance company for insurance premiums financed, due in monthly installments totaling $327,000 in FY 2023 and $282,000 in FY 2022, including interest rate at 6.7%, final payment December 2023.	950,235	580,320

Notes payable to bank, due in monthly installments totaling $7,848, including interest at 4.75%, final payment due November 2034 secured by building and property.	813,242	867,383

Notes payable to bank, due in monthly installments totaling $12,580, variable interest of 9.50% at September 30, 2023, final payment due November 2025 secured by building and property, guaranteed by certain directors of the Company.	294,761	412,917

Notes payable to bank, due in monthly installments totaling $59,932, including fixed interest at 6.0%, final payment due October 2027 secured by receivables and equipment, guaranteed by certain directors of the Company.	2,601,404	—

Equipment line of credit with a total of $8.5 million of $9.3 million available borrowed at September 30, 2023, fixed interest at 7.25% of outstanding balance due in monthly installments between June 1, 2023 and December 1, 2023. Note payments due in monthly installments, including fixed interest at 7.25%, beginning January 2024 with final payment due February 2028, secured by equipment, guaranteed by certain directors of the Company.	8,487,085	—

Notes payable to David Bolton and Daniel Bolton, due in annual installments totaling $500,000, including interest at 3.25%, final payment due December 31, 2026, unsecured	1,660,000	2,380,000

Notes payable to bank, fixed interest at 4.25% of outstanding balance due in monthly installments between January 2021 and January 2022. Note payments due in monthly installments totaling $68,150, including variable interest rate of 9.50% at September 30, 2023, with final payment due September 2026, secured by equipment, guaranteed by certain directors of the Company.	1,873,831	2,549,281

Term notes payable to United Bank, Tri-State Paving acquisition, due in monthly installments of $129,910, fixed interest at 4.50%, final payment due by June 1, 2027, secured by receivables and equipment, guaranteed by certain directors of the Company.	5,698,761	6,982,097

Notes payable to Corns Enterprises, due in annual installments totaling $250,000, including interest at 3.50%, final payment due April 29, 2026, unsecured	468,523	943,836

Total debt	$44,825,276	$40,718,951

Less current maturities	25,954,747	27,224,867

Total long-term debt	$18,870,529	$13,494,084

At September 30, 2023, future expected payments due on short-term and long-term debt are as follows:

2024	$25,954,747
2025	6,736,040
2026	5,831,751
2027	3,962,217
2028	1,804,953
Thereafter	535,568
$44,825,276

15.	INCOME TAXES

The components of income taxes are as follows:

	Year Ended September 30,
	2023	2022

Federal
Current	$432,251	$78,000
Deferred	1,865,019	1,686,864
Total	2,297,270	1,764,864

State
Current	127,568	22,000
Deferred	550,412	475,782
Total	677,980	497,782

Total income tax expense (benefit)	$2,975,250	$2,262,646

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

The income tax expense for the fiscal year ended September 30, 2023 was $3.0 million and was due to an increase in taxable income. The income tax expense for the fiscal year ended September 30, 2022, was $2.3 million.

The effective income tax rate for the fiscal year ended September 30, 2023 was 28.7%. The effective income tax rate for the fiscal year ended September 30, 2022 was 37.6%. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income or loss, non-taxable and non-deductible expenses.

	Year Ended September 30,
	2023	2022

Statutory rate	21.0%	21.0%
State income taxes	6.0%	6.0%
Non-deductible meals and other	1.7%	10.0%
Non-deductible PPP Loan interest	*	0.6%
Effective tax rate	28.7%	37.6%

(*Not material)

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, which will result in taxable or deductible amounts in the future. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company had $3.0 million and $10.5 million of federal net operating loss carryforwards at September 30, 2023 and 2022, respectively. The federal net operating loss carryforwards do not expire; however, are limited to 80% of future taxable income. The Company had $23.3 million and $26.4 million of state net operating loss carryforwards at September 30, 2023 and 2022, respectively. The state net operating loss carryforwards begin to expire in 2025.

The income tax effects of temporary differences giving rise to the deferred tax assets and liabilities are as follows:

	Year Ended September 30,
	2023	2022
Deferred tax liabilities
Property and equipment	$8,141,025	$7,686,064
Other	588,632	7,632
Total deferred tax liabilities	$8,729,657	$7,693,696

Deferred income tax assets
Other	$948,704	$404,093
Net operating loss carryforward	910,443	2,834,524
Total deferred tax assets	$1,859,147	$3,238,617

Total net deferred tax liabilities	$6,870,510	$4,455,079

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

16.	EARNINGS PER SHARE

Earnings per share for the years ended September 30, 2023, and 2022 are as follow:

	Year Ended	Year Ended
	September 30,	September 30,
	2023	2022

Net income	$7,401,420	$3,750,315

Weighted average shares outstanding-basic	16,646,086	16,323,790

Weighted average shares outstanding-diluted	16,670,963	16,323,790

Earnings per share available to common shareholders	$0.44	$0.23

Earnings per share available to common shareholders-diluted	$0.44	$0.23

The diluted weighted average shares outstanding calculation included a 24,877 dilutive effect for 40,000 restricted stock grants awarded during the twelve months ended September 30, 2023.

17.	STOCK REPURCHASE PLAN

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

The repurchases of Energy Services of America Corporation’s shares of its common stock during the twelve months ended September 30, 2023 was as follows:

	Total			Maximum Number of
	Number of	Average	Value of Shares Purchased	Shares That May Yet Be
	Shares	Price Paid	as Part of Publicly Announced	Purchased Under
Period	Purchased	Per Share	Plans or Programs (1)	the Plan or Programs
March 1, 2023-March 31, 2023	32,181	$2.23	$71,655	967,819
April 1, 2023-April 30, 2023	31,047	2.21	68,498	936,772
May 1, 2023-May 30, 2023	36,772	2.16	79,462	900,000
Total	100,000	$2.20	$219,615

18.	LONG TERM INCENTIVE PLAN

On February 16, 2022, the stockholders of Energy Services approved the Company’s 2022 Equity Incentive Plan (the “Equity Incentive Plan”), which provides for the grant of stock-based awards to officers and employees of the Company and its subsidiaries. The maximum number of shares of stock, in the aggregate, that may be granted under the Equity Incentive Plan as stock options, restricted stock or restricted stock units is 1,500,000 shares. A description of the material terms of the Equity Incentive Plan is contained in the Company’s definitive proxy statement for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on January 11, 2022. The amount recognized for compensation expense for the twelve months ended September 30, 2023 was not significant.

A table of restricted stock grants awarded during the twelve months ended September 30, 2023 are below:

Exercised or
			converted				Exercisable or
Available at	Granted		during	Forfeited during	Expired during	Available at	convertible at
the beginning of	during current		current fiscal	current fiscal	current fiscal	the end of current fiscal	the end of current fiscal
current fiscal year	fiscal year		year	year	year	year	year
1,500,000	40,000	(1)	—	—	—	1,460,000	—

(1)	Restricted stock grant awarded on February 15, 2023 with three year vesting period beginning in February 2024. Shares of unvested restricted stock are excluded from the calculation of basic weighted average shares outstanding, but their dilutive impact is added back in the calculation of diluted weighted average shares outstanding.

Year	Vesting Shares
2024	13,334
2025	13,333
2026	13.333

19.	RELATED PARTY TRANSACTIONS

We intend that all transactions between us and our executive officers, directors, holders of 10% or more of the shares of any class of our common stock and affiliates thereof, will be on terms no less favorable than those terms given to unaffiliated third parties and will be approved by a majority of our independent outside directors not having any interest in the transaction.

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with First Bank of Charleston, Inc. (West Virginia) to purchase the office building and property it had previously been leasing for $6,300 each month. The interest rate on the loan agreement is 4.82% with monthly payments of $7,800. Mr. Douglas Reynolds, President of Energy Services, was a director and secretary of First Bank of Charleston. Mr. Samuel Kapourales, a director of Energy Services, was also a director of First Bank of Charleston. On October 15, 2018, First Bank of Charleston was merged into Premier Bank, Inc., a wholly owned subsidiary of Premier Financial Bancorp, Inc. Mr. Marshall Reynolds, Chairman of the Board of Energy Services, held the same position with Premier Financial Bancorp, Inc. Mr. Douglas Reynolds is the president and a director of Energy Services and was a director of Premier Financial Bancorp, Inc. On September 17, 2021, Peoples Bancorp, Inc., parent company of Peoples Bank, completed an acquisition of Premier Financial Bancorp, Inc. and its wholly owned subsidiaries, Premier Bank and Citizens Deposit Bank & Trust. On October 26, 2021, Mr. Douglas Reynolds was elected director of Peoples Bancorp, Inc., and its subsidiary Peoples Bank (collectively “Peoples Bank”). On February 21, 2023, Mr. Reynolds resigned from the board of directors of Peoples Bank. As of March 31, 2023, the Company had paid approximately $373,000 in principal and approximately $424,000 in interest since the beginning of the loan. This transaction was no longer considered a related party transaction subsequent to the quarter ended March 31, 2023.

On April 29, 2022, the Company entered into a $1.0 million promissory note agreement with Corns Enterprises as partial consideration for the purchase of Tri-State Paving. This four-year agreement requires $250,000 principal installment payments on or before the end of each twelve (12) full calendar month period beginning April 29, 2022. Interest payments due shall be calculated on the principal balance remaining and shall be at the stated rate of 3.5% per year. The Company has made $500,000 in principal payments on this note as of September 30, 2023.

Subsequent to the April 29, 2022 acquisition of Tri-State Paving, the Company entered into an operating lease for facilities in Hurricane, West Virginia with Corns Enterprises. This thirty-six-month lease is treated as a right-of-use asset and has payments of $7,000 per month. The total net present value at inception was $236,000 with a carrying value of $133,000 at September 30, 2023.

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

Other than mentioned above, there were no new material related party transactions entered into during the fiscal year ended September 30, 2023.

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

The Company leases office space for SQP for $1,500 per month. The lease, which was originally signed on March 25, 2021, is for a period of two years with five one-year renewals available immediately following the end of the base term. The Company has only committed to a one-year renewal and is evaluating the intent to renew for additional periods.

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

The Company has two right-of-use operating leases acquired on April 29, 2022, as part of the Tri-State Paving, LLC transaction. The first operating lease, for the Hurricane, West Virginia facility, had a net present value of $236,000 at inception, and a carrying value of $133,000 at September 30, 2023. The second operating lease, for the Chattanooga, Tennessee facility, had a net present value of $144,000 at inception, and a carrying value of $57,000 at September 30, 2023. The 4.5% interest rate on the operating leases is based on the Company’s incremental borrowing rate at inception.

The Company has a right-of-use operating lease with Enterprise acquired on August 11, 2022, as part of the Ryan Environmental acquisition. This lease agreement was initially for thirty-one vehicles with a net present value of $1.2 million. The Company subsequently netted forty-one additional leased vehicles with a net present value of $2.4 million. The right-of-use operating lease has a carrying value of $2.9 million at September 30, 2023. Each vehicle leased under the master lease program has its own implicit rate ranging from 12.8% to 15.6%.

The Company has a right-of-use operating lease with RICA Developers, LLC acquired on August 12, 2022, as part of the Ryan Environmental acquisition. This lease, for the Bridgeport, West Virginia facility, had a net present value of $140,000 at inception and no carrying value at September 30, 2023. The 4.5% interest rate on the operating lease was based on the Company’s incremental borrowing rate at inception. The Company has signed a one-year renewal agreement effective October 1, 2023 through September 30, 2024.

The Company has a right-of-use operating lease acquired on March 28, 2023. This lease, for the Winchester, Kentucky facility, had a net present value of $290,000 at inception and a carrying value of $262,000 at September 30, 2023. The 7.75% interest rate on the operating lease is based on the Company’s incremental borrowing rate at inception.

Schedules related to the Company’s operating leases at fiscal year ended September 30, 2023 can be found below:

Operating Lease-Weighted Average Remaining Term		Present value of
	Years left	remaining liability		Lease end	Fiscal year end
Operating lease 1	1.6	$133,000		4/30/2025	2025
Operating lease 2	0.7	57,031		5/31/2024	2024
Operating lease 3	3.7	2,898,588		8/10/2026	2027
Operating lease 4	0.0	—		9/30/2023	2023
Operating lease 5	2.5	262,171		3/31/2026	2026
		$3,350,790

Weighted average remaining term		3.4	years

Operating Lease Maturity Schedule
2024	$1,205,658
2025	1,097,808
2026	969,003
2027	326,022
3,598,491
Less amounts representing interest	(247,701)
Present value of operating lease liabilities	$3,350,790

	Year ended	Year ended
	September 30,	September 30,
Operating Lease Expense	2023	2022
Amortization
Operating lease 1	$72,267	$30,933
Operating lease 2	62,001	25,554
Operating lease 3	568,114	22,672
Operating lease 4	113,480	19,552
Operating lease 5	28,191	—
Total amortization	844,053	98,711

Interest
Operating lease 1	7,355	4,067
Operating lease 2	3,825	2,411
Operating lease 3	87,416	4,360
Operating lease 4	2,802	964
Operating lease 5	11,391	—
	112,789	11,802
Total amortization and interest	$956,842	$110,513

	Year ended	Year ended
	September 30,	September 30,
Cash Paid for Operating Leases	2023	2022

Operating lease 1	$79,622	$35,000
Operating lease 2	65,826	27,965
Operating lease 3	655,530	27,032
Operating lease 4	116,282	27,561
Operating lease 5	39,582	—
	$956,842	$117,558

The Company rents equipment for use on construction projects with rental agreements being week to week or month to month. Rental expense can vary by fiscal year due to equipment requirements on construction projects and the availability of Company owned equipment. Rental expense, which is included in cost of goods sold on the consolidated statements of income, was $12.1 million and $9.8 million for the years ended September 30, 2023, and 2022, respectively.

21.	MAJOR CUSTOMERS

The tables below present customers that represent 10.0% or more of the Company’s revenue or accounts receivable, net of retention as of or for the fiscal years ended September 30, 2023, and 2022:

Revenue	FY 2023	FY 2022
TransCanada Corporation	13.9%	16.6%
NiSource and subsidiaries	17.5%	* %
All other	68.6%	83.4%
Total	100.0%	100.0%

* Less than 10.0% and included in “All other” if applicable

Accounts receivable, net of retention	FY 2023	FY 2022
NiSource and subsidiaries	11.8%	* %
TransCanada Corporation	* %	11.6%
All other	88.2%	88.4%
Total	100.0%	100.0%

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

In 2023 and 2022, C. J. Hughes maintained a tax-qualified 401(k) retirement plan for union employees. Employees can contribute up to 15% of eligible wages, provided the compensation deferred for a plan year does not exceed the indexed dollar amount set by the Internal Revenue Service which was $22,500 for 2023 and $20,500 for 2022. C. J. Hughes matches $0.25 on each dollar contributed up to 6% of eligible wages.

C. J. Hughes contributed $17,000 and $22,000 to the union plan for the fiscal years September 30, 2023 and 2022, respectively. Additionally, each plan year, C. J. Hughes may make a discretionary profit-sharing contribution for participants who are actively employed on the last day of the plan year. No discretionary profit-sharing contribution was made for the 2023 or 2022 plan year.

Effective January 1, 2010, Energy Services became the successor plan sponsor of the C. J. Hughes Construction Company, Inc. 401(k) Plan for non-union employees (the “Plan”). The Plan was renamed the Energy Services of America Staff 401(k) Retirement Savings Plan. Employees are eligible to participate in the Plan upon completion of six months of service but must wait until a quarterly entry to join the Plan. In addition, participants who are age 50 or older by the end of the Plan year may elect to defer up to an additional $7,500 into the Plan for 2023.

Energy Services may make annual discretionary matching contributions and/or profit-sharing contributions to the Plan. The matching contribution formula for the Plan was 100% of each dollar contributed for the first 3% of eligible wages and 50% of each dollar contributed for the next 3% of eligible wages. The Company’s matching contribution is used by the Plan’s third-party administrator to purchase Energy Services of America common stock from the open market. No restrictions on the match exist after it has been contributed. No profit-sharing contribution was made for the 2023 or 2022 plan year.

Energy Services and its wholly owned subsidiaries contributed $599,000 and $402,000, respectively, for the fiscal years ended September 30, 2023, and 2022 to the Plan.

The Company contributes to a number of multi-employers defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. The risks of participating in these multi-employer plans are different from single-employer plans in the following aspects:

●	Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers. If participating employers stop contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
●	If the Company chooses to stop participating in some of its multi-employer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The following table presents our participation in these plans:

					Contributions of
		Pension Protection Act (“PPA”)			Energy Services
		Certified Zone Status (1)		FIP/RP Status	Companies			Expiration Date of
	EIN/Pension			Pending/			Surcharge	Collective Bargaining
Pension Fund	Plan Number	2022	2021	Implemented (2)	2023	2022	Imposed	Agreement

Central States, Southeast and Southwest Areas Pension Fund	36-6044243/001	Red	Red	Implemented	$160,566	$123,142	no	Various

Employer-Teamsters Local Nos. 175 and 505	55-6021850/001	Red	Red	Implemented	—	—	no	Various

Laborers National Pension Fund	75-1280827/001	Red	Red	Implemented	46,167	384,908	no	Various

Laborers’ District Council of Western Pennsylvania Pension Plan	25-6135576/001	Yellow	Yellow	Implemented	—	269,915	no	Various

Operating Engineers Local 324 Pension Fund	38-1900637/001	Red	Red	Implemented	837	66,757	no	Various

National Automatic Sprinkler Industry Pension Fund	52-6054620/001	Red	Red	Implemented	214,590	199,984	no	Various

Iron Workers District Council of Southern Ohio &Vicinity Pension Trust	31-6038516/001	Green	Yellow	Implemented	279,998	208,588	no	Various

Carpenters Pension Fund of WV	55-6027998/001	Red	Red	Implemented	907,515	719,665	no	Various

Plumbers & Pipefitters National Pension Fund	52-6152779/001	Yellow	Yellow	Implemented	817,059	660,324	no	Various

Sheet Metal Workers’ National Pension Fund	52-6112463/001	Yellow	Yellow	Implemented	188,749	175,643	no	Various

Plumbers and Steamfitters Local 577 Pension Fund	31-6134953/001	Red	Red	Implemented	5,623	—	no	Various

All Other		Green	Green		8,978,053	3,611,624	no	Various

					$11,599,157	$6,420,550

(1)	The most recent PPA zone status available in 2023 and 2022 is the plan’s year-end during 2022 and 2021, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the orange zone are less than 80 percent funded and have an Accumulated Funding Deficiency in the current year or projected into the next six years, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.
(2)	Indicates whether the plan has a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) which is either pending or has been implemented.

The Company currently does not have any intention of withdrawing from any of the multi-employer pension plans in which it participates.

On November 12, 2021, the Company received a withdrawal liability claim from a pension plan to which the Company made pension contributions for union construction employees performing covered work in a particular jurisdiction. The Company has not performed covered work in their jurisdiction since 2011; however, the Company disagrees with the withdrawal claim and believes it is covered by an exemption under federal law. The demand called for thirty-four quarterly installment payments of $41,000 starting December 15, 2021. The Company must comply with the demand under federal pension law; however, the Company firmly believes no withdrawal liability exists. The Company is in negotiations with the pension fund to resolve the matter and all future payments have been suspended as part of the negotiation. The Company has expensed all $164,000 in payments made through September 30, 2022, and does not expect any future liabilities related to this claim. The Company made no payments during the twelve months ended September 30, 2023.

23.	CREDIT RISK

Financial instruments which potentially subject the Company to credit risk consist primarily of cash, cash equivalents and contract receivables. The Company places its cash with high quality financial institutions. At times, the balances in such institutions may exceed the FDIC insurance limit of $250,000 per depositor, per insured bank, for each account ownership category. FDIC insurance covers all deposit accounts, including checking accounts, savings accounts, money market deposit accounts, and certificates of deposit. As of September 30, 2023, the Company had $15.0 million of uninsured deposits.

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

Depending upon the size and conditions of a particular contract, the Company may be required to post letters of credit or other collateral in favor of the insurer. Posting these letters or other collateral will reduce our borrowing capabilities. The Company does not anticipate any claims in the foreseeable future. At September 30, 2023, the Company had $72.0 million in performance bonds outstanding.

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

Tri-State Paving earned revenues of $4.9 million from April 29, 2022 through September 30, 2022 and $13.5 million for the twelve months ended September 30, 2023.

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

The purchase price for the Ryan Environmental and Ryan Transport acquisitions is allocated in the table below:

Property and equipment	$3,237,559
Accounts receivable	677,254
Unbilled receivable	127,244
Total	$4,042,057

Ryan Construction earned revenues of $852,000 from August 11, 2022 through September 30, 2022 and $8.1 million for the twelve months ended September 30, 2023.

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

26.GOODWILL AND INTANGIBLE ASSETS

The Company follows the guidance of ASC 350-20-35-3 “Intangibles-Goodwill and Other (Topic 350)” which requires a company to record an impairment charge based on the excess of a reporting unit’s carrying amount of goodwill over its fair value. Under the current guidance, companies can first choose to assess any impairment based on qualitative factors (Step 0). If a company fails this test or decides to bypass this step, it must proceed with a quantitative assessment of goodwill impairment. The Company did not have a goodwill impairment at September 30, 2023 or 2022.

A table of the Company’s goodwill is below:

	September 30,	September 30,
	2023	2022

Beginning balance	$4,087,554	$1,814,317

Acquired	—	2,273,237

Ending balance	$4,087,554	$4,087,554

A table of the Company’s intangible assets subject to amortization at September 30, 2023, is below:

			Accumulated	Accumulated	Amortization and	Amortization and
			Amortization and	Amortization and	Impairment	Impairment	Net Book
	Remaining Life at		Impairment at	Impairment at	Twelve Months Ended	Twelve Months Ended	Value
	September 30,	Original	September 30,	September 30,	September 30,	September 30,	September 30,
Intangible assets:	2023	Cost	2023	2022	2023	2022	2023

West Virginia Pipeline:
Customer Relationships	87 months	$2,209,724	$607,661	$386,693	$220,968	$220,968	$1,602,063
Tradename	87 months	263,584	72,500	46,136	26,364	26,364	191,084
Non-competes	- months	83,203	83,203	72,806	10,397	41,604	—

Revolt Energy:
Employment agreement/non-compete	- months	100,000	100,000	77,779	22,221	63,890	—

Tri-State Paving:
Customer Relationships	103 months	1,649,159	233,631	66,781	166,850	66,781	1,415,528
Tradename	103 months	203,213	28,789	8,368	20,421	8,368	174,424
Non-competes	- months	39,960	39,960	16,590	23,370	16,590	—
Total intangible assets		$4,548,843	$1,165,744	$675,153	$490,591	$444,565	$3,383,099

Amortization expense associated with the identifiable intangible assets is expected to be as follows:

Amortization Expense
2024	$432,564
2025	432,564
2026	432,564
2027	432,564
2028	432,564
After	1,220,279
Total	$3,383,099

27.SUBSEQUENT EVENTS

On November 15, 2023, the Company’s Board of Directors approved an annual dividend of $0.06 per common share. The 2024 dividend was paid on January 2, 2024 to holders of record as of December 15, 2023. While this is expected to be an annual dividend, factors such as income from operations, cash flows, and overall financial outlook may affect future dividend payments.

Management has evaluated all subsequent events for accounting and disclosure. There have been no other material events during the period, other than noted above, that would either impact the results reflected in the report or the Company’s results going forward.