Form 10-Q
period 2023-12-31
Energy Services of America CORP
filed 2024-02-12
CIK 1357971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2023.

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

As of February 9, 2024, there were 16,610,848 outstanding shares of the Registrant’s Common Stock.

Part 1. Financial Information

Item 1. Financial Statements (Unaudited):

Energy Services of America Corporation

Consolidated Balance Sheets

	December 31,	September 30,
	2023	2023
Assets
Current assets
Cash and cash equivalents	$11,255,020	$16,431,572
Accounts receivable-trade	43,217,068	51,219,958
Allowance for doubtful accounts	(51,063)	(51,063)
Retainages receivable	9,691,713	7,589,749
Other receivables	1,221,330	516,968
Contract assets	21,795,592	15,955,220
Prepaid expenses and other	2,687,286	3,520,178
Total current assets	89,816,946	95,182,582

Property, plant and equipment, at cost	85,900,210	84,329,349
less accumulated depreciation	(49,618,944)	(47,799,840)
Total fixed assets	36,281,266	36,529,509

Right-of-use assets-operating lease	2,917,341	3,326,405
Intangible assets, net	3,274,957	3,383,099
Goodwill	4,087,554	4,087,554
Total assets	$136,378,064	$142,509,149

Liabilities and shareholders’ equity
Current liabilities
Current maturities of long-term debt	$6,726,605	$6,107,277
Lines of credit and short term borrowings	14,909,464	19,847,470
Current maturities of operating lease liabilities	1,229,348	1,075,815
Accounts payable	22,262,695	22,026,639
Accrued expenses and other current liabilities	11,575,093	13,103,944
Contract liabilities	17,663,714	17,743,001
Total current liabilities	74,366,919	79,904,146

Long-term debt, less current maturities	17,030,429	18,870,529
Long-term operating lease liabilities, less current maturities	1,691,185	2,274,975
Deferred tax liability	7,652,378	6,870,510
Total liabilities	100,740,911	107,920,160

Shareholders’ equity
Common stock, $.0001 par value Authorized 50,000,000 shares, 17,885,615 issued and 16,567,185 outstanding at December 31, 2023 and September 30, 2023	1,789	1,789
Treasury stock, 1,318,430 shares at December 31, 2023 and September 30, 2023	(132)	(132)
Additional paid in capital	60,288,745	60,288,745
Retained deficit	(24,653,249)	(25,701,413)
Total shareholders’ equity	35,637,153	34,588,989
Total liabilities and shareholders’ equity	$136,378,064	$142,509,149

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Income

Unaudited

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2023	2022
Revenue	$90,163,187	$60,042,585

Cost of revenues	79,324,226	54,056,323

Gross profit	10,838,961	5,986,262

Selling and administrative expenses	7,198,720	5,316,138
Income from operations	3,640,241	670,124

Other income (expense)
Interest income	—	72
Other nonoperating income (expense)	75,001	(80,663)
Interest expense	(601,684)	(499,428)
Loss on sale of equipment	(13,328)	(31,343)
	(540,011)	(611,362)

Income before income taxes	3,100,230	58,762

Income tax expense (benefit)	1,058,035	(79,612)

Net income	$2,042,195	$138,374

Weighted average shares outstanding-basic	16,567,185	16,667,185

Weighted average shares-diluted	16,607,185	16,667,185

Earnings per share-basic	$0.12	$0.01

Earnings per share-diluted	$0.12	$0.01

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Cash Flows

Unaudited

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2023	2022
Cash flows from operating activities:
Net income	$2,042,195	$138,374

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,068,479	1,762,322
Accreted interest on PPP loans	25,144	25,144
Loss on sale of equipment	13,328	31,343
Provision for deferred taxes	781,868	(421,878)
Amortization of intangible assets	108,142	132,780
Accreted interest on note payable	23,239	10,599
Decrease in accounts receivable	8,002,890	3,153,393
Increase in retainage receivable	(2,101,964)	(545,772)
Increase in other receivables	(704,362)	(2,833)
(Increase) decrease in contract assets	(5,840,372)	1,711,912
Decrease in prepaid expenses and other	832,892	775,487
Increase (decrease) in accounts payable	214,863	(5,330,386)
Decrease in accrued expenses and other current liabilities	(2,522,882)	(2,451,871)
(Decrease) increase in contract liabilities	(79,287)	2,584,305
Net cash provided by operating activities	2,864,173	1,572,919

Cash flows from investing activities:
Investment in property and equipment	(1,385,883)	(2,348,901)
Proceeds from sales of property and equipment	365,234	92,815
Net cash used in investing activities	(1,020,649)	(2,256,086)

Cash flows from financing activities:
Borrowings on lines of credit and short term debt, net of (repayments)	(4,963,150)	(580,320)
Proceeds from long-term debt	—	3,100,000
Principal payments on long term debt	(2,056,926)	(1,733,080)
Net cash (used in) provided by financing activities	(7,020,076)	786,600
(Decrease) increase in cash and cash equivalents	(5,176,552)	103,433
Cash and cash equivalents beginning of period	16,431,572	7,427,474
Cash and cash equivalents end of period	$11,255,020	$7,530,907

Supplemental schedule of noncash investing and financing activities:
Purchases of property & equipment under financing agreements	$812,915	$88,192
Net operating lease right-of-use assets received in exchange for operating lease liabilities	$252,259	$—
Common dividends declared but not paid	$994,031	$—

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$574,067	$472,960

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Changes in Shareholders’ Equity

For the three months ended December 31, 2023 and 2022

						Total
	Common Stock		Additional Paid	Retained	Treasury	Shareholders’
	Shares	Amount	in Capital	Deficit	Stock	Equity

Balance at September 30, 2023	16,567,185	$1,789	$60,288,745	$(25,701,413)	$(132)	$34,588,989

Net income	—	—	—	2,042,195	—	2,042,195

Dividends on common stock ($0.06 per share on 16,567,185 shares)	—	—	—	(994,031)	—	(994,031)

Balance at December 31, 2023	16,567,185	$1,789	$60,288,745	$(24,653,249)	$(132)	$35,637,153

						Total
	Common Stock		Additional Paid	Retained	Treasury	Shareholders’
	Shares	Amount	in Capital	Deficit	Stock	Equity
Balance at September 30, 2022	16,667,185	$1,789	$60,508,350	$(32,269,473)	$(122)	$28,240,544

Net income	—	—	—	138,374	—	138,374

Balance at December 31, 2022	16,667,185	$1,789	$60,508,350	$(32,131,099)	$(122)	$28,378,918

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

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto for the years ended September 30, 2023, and 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on January 16,2024. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to the interim financial reporting rules and regulations of the SEC. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three months ended December 31, 2023 and 2022 are not necessarily indicative of the results to be expected for the full year or any other interim period.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Please refer to Note 2 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended September 30, 2023, for a more detailed discussion of our significant accounting policies. There were no material changes to these significant accounting policies during the three months ended December 31, 2023.

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

5.  DISAGGREGATION OF REVENUE

The Company disaggregates revenue based on the following lines of service: (1) Gas & Water Distribution, (2) Gas & Petroleum Transmission, and (3) Electrical, Mechanical, & General services and construction. Our contract types are: Lump Sum, Unit Price, Cost Plus and Time and Materials (“T&M”). The following tables present our disaggregated revenue for the three months ended December 31, 2023 and 2022:

	Three Months Ended December 31, 2023
			Electrical,
	Gas & Water	Gas & Petroleum	Mechanical, &	Total revenue
	Distribution	Transmission	General	from contracts
Lump sum contracts	$—	$—	$28,689,030	$28,689,030
Unit price contracts	17,082,895	27,848,185	2,262,695	47,193,775
Cost plus and T&M contracts	—	715,058	13,565,324	14,280,382
Total revenue from contracts	$17,082,895	$28,563,243	$44,517,049	$90,163,187

Earned over time	$4,372,583	$27,848,185	$30,227,914	$62,448,682
Earned at point in time	12,710,312	715,058	14,289,135	27,714,505
Total revenue from contracts	$17,082,895	$28,563,243	$44,517,049	$90,163,187

	Three Months Ended December 31, 2022
			Electrical,
	Gas &Water	Gas & Petroleum	Mechanical, &	Total revenue
	Distribution	Transmission	General	from contracts
Lump sum contracts	$—	$—	$17,186,157	$17,186,157
Unit price contracts	12,389,558	16,840,150	1,537,438	30,767,146
Cost plus and T&M contracts	—	—	12,089,282	12,089,282
Total revenue from contracts	$12,389,558	$16,840,150	$30,812,877	$60,042,585

Earned over time	$4,878,647	$16,840,150	$29,890,148	$51,608,945
Earned at point in time	7,510,911	—	922,729	8,433,640
Total revenue from contracts	$12,389,558	$16,840,150	$30,812,877	$60,042,585

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

During the three months ended December 31, 2023, we recognized revenue of $13.5 million that was included in the contract liability balance at September 30, 2023.

Accounts receivable-trade, net of allowance for doubtful accounts, contract assets and contract liabilities consisted of the following:

	December 31, 2023	September 30, 2023	Change

Accounts receivable-trade, net of allowance for doubtful accounts	$43,166,005	$51,168,895	$(8,002,890)

Contract assets
Cost and estimated earnings in excess of billings	$21,795,592	$15,955,220	$5,840,372

Contract liabilities
Billings in excess of cost and estimated earnings	$17,663,714	$17,743,001	$(79,287)

7.  PERFORMANCE OBLIGATIONS

For the three months ended December 31, 2023, there was no significant revenue recognized as a result of changes in contract transaction price related to performance obligations that were satisfied prior to September 30, 2023. Changes in contract transaction price can result from items such as executed or estimated change orders, and unresolved contract modifications and claims.

At December 31, 2023, the Company had $132.2 million in remaining unsatisfied performance obligations, in which revenue is expected to be recognized over the next twelve months.

8.  UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts as of December 31, 2023 and September 30, 2023, are summarized as follows:

	December 31, 2023	September 30, 2023
Costs incurred on contracts in progress	$369,542,545	$287,347,650
Estimated earnings, net of estimated losses	47,271,768	38,976,895
	416,814,313	326,324,545
Less billings to date	412,682,435	328,112,326
	$4,131,878	$(1,787,781)

Costs and estimated earnings in excess of billed on uncompleted contracts	$21,795,592	$15,955,220

Less billings in excess of costs and estimated earnings on uncompleted contracts	17,663,714	17,743,001

	$4,131,878	$(1,787,781)

The Company’s unaudited backlog at December 31, 2023 and September 30, 2023 was $185.9 million and $229.8 million, respectively.

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

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed-rate debt was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $31.9 million at December 31, 2023 was $30.3 million. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $33.8 million at September 30, 2023 was $32.1 million.

All other current assets and liabilities are carried at net realizable value which approximates fair value because of their short duration to maturity.

10.  EARNINGS PER SHARE

The amounts used to compute the earnings per share for the three months ended December 31, 2023 and 2022 are summarized below.

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2023	2022
Net income	$2,042,195	$138,374

Weighted average shares outstanding-basic	16,567,185	16,667,185

Weighted average shares outstanding-diluted	16,607,185	16,667,185

Earnings per share available to common shareholders	$0.12	$0.01

Earnings per share available to common shareholders-diluted	$0.12	$0.01

11.  INCOME TAXES

The components of income taxes are as follows:

	Three Months Ended
	December 31, 2023	December 31, 2022
Federal
Current	$214,795	$266,966
Deferred	602,038	(329,064)
Total	816,833	(62,098)

State
Current	61,370	75,299
Deferred	179,832	(92,813)
Total	241,202	(17,514)
Total income tax expense (benefit)	$1,058,035	$(79,612)

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

The effective income tax rate for the three months ended December 31, 2023, was 34.1%, as compared to (135.5)% for the same period in 2022. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income and non-deductible expenses.

Major items that can affect the effective tax rate include amortization of goodwill and intangible assets and non-deductible amounts for per diem expenses.

The income tax effects of temporary differences giving rise to the deferred tax assets and liabilities are as follows:

	December 31,	September 30,
	2023	2023
Deferred tax liabilities
Property and equipment	$7,937,214	$8,141,025
Other	608,562	588,632
Total deferred tax liabilities	$8,545,776	$8,729,657

Deferred income tax assets
Accruals & other	$893,398	$948,704
Net operating loss carryforward	—	910,443
Total deferred tax assets	$893,398	$1,859,147

Total net deferred tax liabilities	$7,652,378	$6,870,510

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, which will result in taxable or deductible amounts in the future. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company had $0 and $3.0 million of federal net operating loss carryforwards at December 31, 2023 and September 30, 2023, respectively. The Company had state net operating loss carryforwards at December 31, 2023 and September 30, 2023, respectively that begin to expire in 2025, that were not significant.

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

The line of credit is limited to a borrowing base calculation as summarized below:

	December 31, 2023	September 30, 2023
Eligible borrowing base	$15,950,633	$23,942,868

Borrowed on line of credit	4,700,000	8,712,915

Line of credit balance available	$11,250,633	$15,229,953

Interest rate	8.5%	8.5%

The modified financial covenants for the quarter ended June 30, 2023, and all subsequent quarters, are below:

●	Minimum tangible net worth of $28.0 million,
●	Minimum traditional debt service coverage of 1.50x on a rolling twelve- month basis,
●	Minimum current ratio of 1.20x,
●	Maximum debt to tangible net worth ratio (“TNW”) of 2.75x,
●	Each ratio and covenant shall be determined, tested, and measured as of each calendar quarter beginning June 30, 2023,
●	The Company shall maintain a ratio of Maximum Senior Funded Debt (“SFD”) to Earnings before Interest, Taxes, Depreciation and Amortization (“EBDITA”) equal to or less than 3.5:1. SFD shall mean any funded debt or lease of the Company, other than subordinated debt. The covenant shall be tested quarterly, at the end of each fiscal quarter, with EBITDA based on the preceding four quarters.

The Company’s lender has agreed to omit the effect of the PPP loan restatement from the Company’s covenant compliance calculations while a final decision on PPP loan forgiveness remains in question. Thus, the Company was in compliance with all covenants at December 31, 2023. The Company projects to meet all covenant requirements for the next twelve months.

Insurance Premiums Financed

The Company financed its captive insurance policy premiums on a short-term basis through a financing company for the calendar years ended December 31, 2023 and 2022. These insurance policies include workers’ compensation, general liability, automobile, umbrella, and equipment policies. The Company made down payments in January 2023 and 2022 and financed the remaining premium amount over eleven monthly payments. At December 31, 2023 and September 30, 2023, the remaining balance of the insurance premiums was $0 and $950,000, respectively.

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

A summary of short-term and long-term debt as of December 31, 2023 and September 30, 2023 is as follows:

	December 31,	September 30,
	2023	2023
Line of credit payable to bank, monthly interest with variable rate of 8.5% at December 31, 2023, final payment due by June 28, 2024, guaranteed by certain directors of the Company.	$4,700,000	$8,712,915

Note payable to bank, due in monthly installments totaling $202,000, including fixed interest at 7.25%, final payment due June 2028, secured by equipment, guaranteed by certain directors of the Company.	9,155,573	8,487,085

Paycheck Protection Program loans from Small Business Administration, 1.0% simple interest, initially forgiven in the fiscal year ended September 30, 2021. Final forgiveness decision has not been determined.	10,209,464	10,184,320

Term note payable to United Bank, WV Pipeline acquisition, due in monthly installments of $64,853 with fixed interest at 4.25%, final payment due by March 25, 2026, secured by receivables and equipment, guaranteed by certain directors of the Company.	1,671,534	1,790,051

Notes payable to finance companies, due in monthly installments totaling $51,000 at December 31, 2023 and $50,000 at September 30, 2023, including interest ranging from 0.00% to 6.92%, final payments due January 2024 through August 2026, secured by equipment.	1,172,920	1,290,148

Note payable to finance company for insurance premiums financed, due in monthly installments totaling $327,000 in calendar year 2023 and $282,000 in calendar year 2022, including interest rate at 6.70%, final payment due December 2023.	—	950,235

Notes payable to bank, due in monthly installments totaling $7,848, including interest at 4.82%, final payment due November 2034 secured by building and property.	798,448	813,242

Notes payable to bank, due in monthly installments totaling $12,580, including variable interest of 9.5% at December 31, 2023, final payment due November 2025 secured by building and property, guaranteed by certain directors of the Company.	263,836	294,761

Notes payable to bank, due in monthly installments totaling $59,932, including fixed interest at 6.0%, final payment due October 2027 secured by receivables and equipment, guaranteed by certain directors of the Company.	2,460,330	2,601,404

Notes payable to David Bolton and Daniel Bolton, due in annual installments totaling $500,000, including fixed interest at 3.25%, final payment due December 31, 2026, unsecured.	917,500	1,660,000

Notes payable to bank, interest at 4.25% of outstanding balance due in monthly installments between January 2021 and January 2022. Beginning February 2022, note payments due in monthly installments totaling $68,150, including variable interest of 9.5% at December 31, 2023, with final payment due September 2026, secured by equipment, guaranteed by certain directors of the Company.	1,713,569	1,873,831

Term note payable to United Bank, Tri-State Paving acquisition, due in monthly installments of $129,910, fixed interest at 4.50%, final payment due by June 1, 2027, secured by receivables and equipment, guaranteed by certain directors of the Company.	5,369,062	5,698,761

Notes payable to Corns Enterprises, $1,000,000 with fair value of $936,000, due in annual installments totaling $250,000, including fixed interest at 3.50%, final payment due April 29, 2026, unsecured.	234,262	468,523

Total debt	$38,666,498	$44,825,276
Less current maturities	21,636,069	25,954,747
Total long term debt, less current maturities	$17,030,429	$18,870,529

13.  GOODWILL AND INTANGIBLE ASSETS

The Company follows the guidance of ASC Topic 350, Intangibles-Goodwill and Other, which requires a company to record an impairment charge based on the excess of a reporting unit’s carrying amount of goodwill over its fair value. Under the current guidance, companies can first choose to assess any impairment based on qualitative factors (Step 0). If a company fails this test or decides to bypass this step, it must proceed with a quantitative assessment of goodwill impairment. The Company did not have a goodwill impairment at December 31, 2023 or September 30, 2023.

A table of the Company’s goodwill is below:

	December 31,	September 30,
	2023	2023
Beginning balance	$4,087,554	$4,087,554

Acquired	—	—
Ending balance	$4,087,554	$4,087,554

A table of the Company’s intangible assets subject to amortization is below:

					Amortization	Amortization
			Accumulated	Accumulated	and Impairment	and Impairment
	Remaining Life		Amortization and	Amortization and	Three Months	Three Months
	(in months) at		Impairment at	Impairment at	Ended December 31,	Ended December 31,	Net Book Value	Net Book Value
Intangible assets:	December 31, 2023	Original Cost	December 31, 2023	September 30, 2023	2023	2022	at December 31, 2023	at September 30, 2023
West Virginia Pipeline:
Customer Relationships	84	$2,209,724	662,903	$607,661	55,242	55,242	$1,546,821	$1,602,063
Tradename	84	263,584	79,091	72,500	6,591	6,595	184,493	191,084
Non-competes	—	83,203	83,203	83,203	—	10,397	—	—

Revolt Energy:

Employment agreement/non-compete	—	100,000	100,000	100,000	—	4,167	—	—

Tri-State Paving:
Customer Relationships	100	1,649,159	274,860	233,631	41,229	41,280	1,374,299	1,415,528
Tradename	100	203,213	33,869	28,789	5,080	5,082	169,344	174,424
Non-competes	—	39,960	39,960	39,960	—	10,017	—	—

Total intangible assets		$4,548,843	$1,273,886	$1,165,744	$108,142	$132,780	$3,274,957	$3,383,099

The amortization on identifiable intangible assets for the three months ended December 31, 2023 and 2022 was $108,142 and $132,780, respectively.

Amortization expense associated with the identifiable intangible assets is expected to be as follows:

Amortization Expense
January 2024 to December 2024	$432,564
January 2025 to December 2025	432,564
January 2026 to December 2026	432,564
January 2027 to December 2027	432,564
January 2028 to December 2028	432,564
After	1,112,137
Total	$3,274,957

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

The Company has two right-of-use operating leases acquired on April 29, 2022, as part of the Tri-State Paving, LLC transaction. The first operating lease, for the Hurricane, West Virginia facility, had a net present value of $236,000 at inception, and a carrying value of $106,000 at December 31, 2023. The second operating lease, for the Chattanooga, Tennessee facility, had a net present value of $144,000 at inception, and a carrying value of $40,000 at December 31, 2023. The 4.5% interest rate on the operating leases is based on the Company’s incremental borrowing rate at inception.

The Company has a right-of-use operating lease with Enterprise Fleet Management, Inc. (Enterprise) acquired on August 11, 2022, as part of the Ryan Environmental acquisition. This lease agreement was initially for thirty-one vehicles with a net present value of $1.2 million. The Company had sixty-nine vehicles on lease at December 31, 2023. The right-of-use operating lease has a carrying value of $2.5 million at December 31, 2023. Each vehicle leased under the master lease program has its own implicit rate ranging from 12.8% to 15.6%.

The Company has a right-of-use operating lease with RICA Developers, LLC acquired on August 12, 2022 and renewed for one year effective October 1, 2023. This lease, for the Bridgeport, West Virginia facility, had a net present value of $125,000 at inception and a carrying value of $83,000 at December 31, 2023. The 8.5% interest rate on the operating lease was based on the Company’s incremental borrowing rate at renewal.

The Company has a right-of-use operating lease acquired on March 28, 2023. This lease, for the Winchester, Kentucky facility, had a net present value of $290,000 at inception and a carrying value of $231,000 at December 31, 2023. The 7.75% interest rate on the operating lease is based on the Company’s incremental borrowing rate at inception.

Schedules related to the Company’s operating leases at December 31, 2023 can be found below:

Operating Lease-Weighted Average Remaining Term

		Present value of
	Years left	remaining liability	Lease end	Fiscal year end
Operating lease 1	1.3	$106,295	4/30/2025	2025
Operating lease 2	0.4	40,426	5/31/2024	2024
Operating lease 3	4.0	2,459,525	12/31/2027	2027
Operating lease 4	0.8	82,974	9/30/2024	2024
Operating lease 5	2.3	231,313	3/31/2026	2026
		$2,920,533

Weighted average remaining term		3.6 years

Operating Lease Maturity Schedule
2024	$1,419,055
2025	1,048,659
2026	711,465
2027	330,132
3,509,311
Less amounts representing interest	(588,778)
Present value of operating lease liabilities	$2,920,533

	Three Months Ended	Three Months Ended
Operating Lease Expense	December 31, 2023	December 31, 2022
Amortization
Operating lease 1	$26,705	$18,841
Operating lease 2	16,605	15,559
Operating lease 3	161,724	68,528
Operating lease 4	41,728	29,612
Operating lease 5	30,858	—
Total amortization	277,620	132,540
Interest
Operating lease 1	1,295	2,160
Operating lease 2	504	1,219
Operating lease 3	68,910	12,570
Operating lease 4	1,472	1,162
Operating lease 5	4,206	—
Total interest	76,387	17,111
Total amortization and interest	$354,007	$149,651

	Three Months Ended	Three Months Ended
Cash Paid for Operating Leases	December 31, 2023	December 31, 2022
Operating lease 1	$28,000	$21,001
Operating lease 2	17,109	16,778
Operating lease 3	230,634	81,098
Operating lease 4	43,200	30,774
Operating lease 5	35,064	—
	$354,007	$149,651

The Company rents equipment for use on construction projects with rental agreements being week to week or month to month. Rental expense can vary by reporting period due to equipment requirements on construction projects and the availability of Company owned equipment. Rental expense, which is included in cost of goods sold on the consolidated statements of income, was $5.4 million and $2.7 million, respectively, for the three months ended December 31, 2023 and 2022.

15.  SUBSEQUENT EVENTS

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

Three Months Ended December 31, 2023 and 2022 Overview

The following is an overview of results from operations for the three months ended December 31, 2023 and 2022:

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2023	2022
Revenue	$90,163,187	$60,042,585

Cost of revenues	79,324,226	54,056,323

Gross profit	10,838,961	5,986,262

Selling and administrative expenses	7,198,720	5,316,138
Income from operations	3,640,241	670,124

Other income (expense)
Interest income	—	72
Other nonoperating income (expense)	75,001	(80,663)
Interest expense	(601,684)	(499,428)
Loss on sale of equipment	(13,328)	(31,343)
	(540,011)	(611,362)

Income before income taxes	3,100,230	58,762

Income tax expense (benefit)	1,058,035	(79,612)

Net income	$2,042,195	$138,374

Weighted average shares outstanding-basic	16,567,185	16,667,185

Weighted average shares-diluted	16,607,185	16,667,185

Earnings per share-basic	$0.12	$0.01

Earnings per share-diluted	$0.12	$0.01

Results of Operations for the Three Months Ended December 31, 2023 Compared to the Three Months Ended December 31, 2022

Revenues. A table comparing the Company’s revenues for the three months ended December 31, 2023 compared to the three months ended December 31, 2022, is below:

	Three Months Ended
	December 31, 2023	% of total	December 31, 2022	% of total	Change	% Change
Gas & Water Distribution	$17,082,895	18.9%	$12,389,558	20.6%	$4,693,337	37.9%
Gas & Petroleum Transmission	28,563,243	31.7%	16,840,150	28.0%	11,723,093	69.6%
Electrical, Mechanical, & General	44,517,049	49.4%	30,812,877	51.3%	13,704,172	44.5%
Total	$90,163,187	100.0%	$60,042,585	100.0%	$30,120,602	50.2%

Total revenues increased by $30.1 million to $90.1 million for the three months ended December 31, 2023, as compared to $60.0 million for the three months ended December 31, 2022. The increase was a result of increased work in all categories of business.

Gas & Water Distribution revenues totaled $17.1 million for the three months ended December 31, 2023, a $4.7 million increase from $12.4 million for the three months ended December 31, 2022. The revenue increase was primarily related to increased paving services performed on water projects and increased gas and water distribution work.

Gas & Petroleum Transmission revenues totaled $28.6 million for the three months ended December 31, 2023, an $11.7 million increase from $16.8 million for the three months ended December 31, 2022. The revenue increase was primarily related to gas transmission work that was awarded during the fiscal year ended September 30, 2023 and continued into the first quarter of fiscal year 2024.

Electrical, Mechanical, & General construction services revenues totaled $44.5 million for the three months ended December 31, 2023, a $13.7 million increase from $30.8 million for the three months ended December 31, 2022. The revenue increase was primarily related to an increase in general contracting and electrical services performed during the three months ended December 31, 2023, as compared to the same period in the prior year.

Cost of Revenues. A table comparing the Company’s costs of revenues for the three months ended December 31, 2023, compared to the three months ended December 31, 2022, is below:

	Three Months Ended
	December 31, 2023	% of total	December 31, 2022	% of total	Change	% Change
Gas & Water Distribution	$13,096,993	16.5%	$10,573,986	19.6%	$2,523,007	23.9%
Gas & Petroleum Transmission	25,166,606	31.7%	14,026,448	25.9%	11,140,158	79.4%
Electrical, Mechanical, & General	41,055,133	51.8%	29,159,581	53.9%	11,895,552	40.8%
Unallocated Shop Expense	5,494	0.0%	296,308	0.5%	(290,814)	(98.1)%
Total	$79,324,226	100.0%	$54,056,323	100.0%	$25,267,903	46.7%

Total cost of revenues increased by $25.3 million to $79.3 million for the three months ended December 31, 2023, as compared to $54.1 million for the three months ended December 31, 2022. The cost of revenues increase was a result of increased work in all categories of business, partially offset by less unallocated shop expenses.

Gas & Water Distribution cost of revenues totaled $13.1 million for the three months ended December 31, 2023, a $2.5 million increase from $10.6 million for the three months ended December 31, 2022. The cost of revenue increase was primarily related to increased paving services performed on water projects and increased gas and water distribution work.

Gas & Petroleum Transmission cost of revenues totaled $25.2 million for the three months ended December 31, 2023, an $11.1 million increase from $14.0 million for the three months ended December 31, 2022. The cost of revenue increase was primarily related to gas transmission work that was awarded during the fiscal year ended September 30, 2023 and continued into the first quarter of fiscal year 2024.

Electrical, Mechanical, & General construction services cost of revenues totaled $41.1 million for the three months ended December 31, 2023, an $11.9 million increase from $29.2 million for the three months ended December 31, 2022. The cost of revenue increase was primarily related to an increase in general contracting and electrical services performed during the three months ended December 31, 2023, as compared to the same period in the prior year.

Unallocated shop expenses totaled $5,500 for the three months ended December 31, 2023, a $291,000 decrease from $296,000 for the three months ended December 31, 2022. The decrease in unallocated shop expenses was due to increased internal equipment charges to projects for the three months ended December 31, 2023, as compared to the same period in the prior year.

Gross Profit (Loss). A table comparing the Company’s gross profit for the three months ended December 31, 2023, compared to the three months ended December 31, 2022, is below:

	Three Months Ended
	December 31, 2023	% of revenue	December 31, 2022	% of revenue	Change	% Change
Gas & Water Distribution	$3,985,902	36.77%	$1,815,572	30.33%	$2,170,330	119.5%
Gas & Petroleum Transmission	3,396,637	31.34%	2,813,702	47.00%	582,935	20.7%
Electrical, Mechanical, & General	3,461,916	31.94%	1,653,296	27.62%	1,808,620	109.4%
Unallocated Shop Expense	(5,494)	(0.05)%	(296,308)	(4.95)%	290,814	(98.1)%
Total	$10,838,961	100.0%	$5,986,262	100.0%	$4,852,699	81.1%

Gross profit percentage	12.0%		10.0%

Total gross profit increased by $4.9 million to $10.8 million for the three months ended December 31, 2023, as compared to $6.0 million for the three months ended December 31, 2022.

Gas & Water Distribution gross profit totaled $4.0 million for the three months ended December 31, 2023, a $2.2 million increase from $1.8 million for the three months ended December 31, 2022. The gross profit increase was primarily related to increased paving services provided for water projects and increase water distribution services performed during the three months ended December 31, 2023 as compared to the same period in the prior year.

Gas & Petroleum Transmission gross profit totaled $3.4 million for the three months ended December 31, 2023, a $583,000 increase from $2.8 million for the three months ended December 31, 2022. The gross profit increase was primarily related to gas transmission work that was awarded during the fiscal year ended September 30, 2023 and continued into the first quarter of fiscal year 2024.

Electrical, Mechanical, & General construction services gross profit totaled $3.5 million for the three months ended December 31, 2023, a 1.8 million increase from $1.7 million for the three months ended December 31, 2022. The increase was primarily related to an increase in general contracting and electrical services performed during the three months ended December 31, 2023, as compared to the same period in the prior year.

Gross loss attributable to unallocated shop expenses totaled $5,500 for the three months ended December 31, 2023, a $291,000 decrease from $296,000 for the three months ended December 31, 2022. The decrease in unallocated shop expenses was due to increased internal equipment charges to projects for the three months ended December 31, 2023, as compared to the same period in the prior year.

Selling and administrative expenses. Total selling and administrative expenses increased by $1.9 million to $7.2 million for the three months ended December 31, 2023, as compared to $5.3 million for the same period in the prior year. The increase was primarily related to additional personnel hired to secure and manage work for expected growth.

Other nonoperating income (expense). Other nonoperating income totaled $75,000 for the three months ended December 31, 2023, as compared to a nonoperating expense of ($81,000) for the same period in the prior year. The change was primarily related to an immaterial legal settlement that recouped costs expended in a prior period.

Interest expense. Interest expense totaled $602,000 for the three months ended December 31, 2023, an increase of $102,000 from $499,000 for the same period in the prior year. The increase in interest expense was primarily due to interest paid for equipment financing added in late fiscal year 2023 and an increase in interest rates.

Loss Gain on sale of equipment. Loss on sale of equipment totaled $13,000 for the three months ended December 31, 2023, a decrease of $18,000 from $31,000 for the same period in the prior year. The Company sold certain underutilized or non-working pieces of equipment during the three months ended December 31, 2023, with no comparable sale occurring during the three months ended December 31, 2022.

Net income. Income before income taxes was $3.1 million for the three months ended December 31, 2023, as compared to $59,000 for the same period in the prior year. The increase was primarily related to the items mentioned above.

Income tax expense for the three months ended December 31, 2023, was $1.1 million compared to an income tax benefit of ($80,000) for the same period in the prior year. The increase in income tax expense was due to the increase in taxable income for the three months ended December 31, 2023, as compared to the prior period.

Net income for the three months ended December 31, 2023, was $2.0 million, as compared to $138,000 for the same period in the prior year.

Comparison of Financial Condition at December 31, 2023, and September 30, 2023

The Company had total assets of $136.4 million at December 31, 2023, a decrease of $6.1 million from the prior fiscal year end balance of $142.5 million.

Accounts receivable, net of allowance for doubtful accounts, totaled $43.2 million at December 31, 2023, a decrease of $8.0 million from the prior fiscal year end balance of $51.2 million. The decrease was primarily due to the timing of cash collections and project invoicing since September 30, 2023.

Cash and cash equivalents totaled $11.3 million at December 31, 2023, an increase of $5.2 million from the prior fiscal year end balance of $16.4 million. The decrease was primarily due to a net $2.9 million provided from operating activities, partially offset by a net $1.0 million investment in equipment, and $7.0 million in net short-term and long-term debt repayments.

Prepaid expenses and other totaled $2.7 million at December 31, 2023, a decrease of $833,000 from the prior fiscal year end balance of $3.5 million. The decrease was primarily due to expensing prepaid insurance during the three months ended December 31, 2023.

Right-of-use assets totaled $2.9 million at December 31, 2023, a decrease of $409,000 from the prior fiscal year end balance of $3.3 million. The decrease was primarily due to the amortization of operating leases during the three months ended December 31, 2023, partially offset by a net increase in leased vehicles.

The Company had net property, plant and equipment of $36.3 million at December 31, 2023, a decrease of $248,000 from the prior fiscal year end balance of $36.5 million. The decrease was due to $2.2 million in asset additions, partially offset by $2.1 million in depreciation and net equipment disposals of $379,000.

Intangible assets, net totaled $3.3 million at December 31, 2023, a decrease of $108,000 from the prior fiscal year end balance of $3.4 million. The decrease was due to the amortization of intangible assets during the three months ended December 31, 2023.

Contract assets totaled $21.8 million at December 31, 2023, an increase of $5.8 million from the prior fiscal year end balance of $16.0 million. The increase was due to a difference in the timing of project billings at December 31, 2023, compared to September 30, 2023.

Retainage receivable totaled $9.7 million at December 31, 2023, an increase of $2.1 million from the prior fiscal year end balance of $7.6 million. The increase was primarily due to more current year projects that require retainages to be withheld.

Goodwill totaled $4.1 million at December 31, 2023 and September 30, 2023.

The Company had total liabilities of $100.7 million at December 31, 2023, a decrease of $7.2 million from the prior fiscal year end balance of $107.9 million.

Lines of credit and short-term borrowings totaled $14.9 million at December 31, 2023, a decrease of $4.9 million from the prior fiscal year end balance of $19.8 million. The decrease was due to repayments on the line of credit and insurance premiums financed.

Accrued expenses and other current liabilities totaled $11.6 million at December 31, 2023, a decrease of $1.5 million from the prior fiscal year end balance of $13.1 million. The decrease was due to the timing of accrued expense payments, as compared to September 30, 2023.

Long-term debt totaled $23.8 million at December 31, 2023, a decrease of $1.2 million from the prior fiscal year end balance of $25.0 million. The decrease in long-term debt was primarily due to $2.1 million in payments on long-term debt, partially offset by $813,000 in new equipment financing.

Current and long-term operating lease liabilities totaled $2.9 million at December 31, 2023, a decrease of $430,000 from the prior fiscal year end balance of $3.4 million. The decrease was due to payments made during the three months ended December 31, 2023.

Contract liabilities totaled $17.7 million at December 31, 2023, a decrease of $79,000 from the prior fiscal year end balance of $17.7 million. The decrease was due to a difference in the timing of project billings at December 31, 2023, as compared to September 30, 2023.

Deferred tax liabilities totaled $7.7 million at December 31, 2023, an increase of $782,000 from the prior fiscal year end balance of $6.9 million. The decrease was primarily related to the reduction of the net operating loss carry forward during the three months ended December 31, 2023.

Accounts payable totaled $22.3 million at December 31, 2023, an increase of approximately $0.2 million from the prior fiscal year end balance of $22.0 million. The increase was due to the timing of accounts payable payments as compared to September 30, 2023.

Shareholders’ equity was $35.6 million at December 31, 2023, an increase of $1.0 million from the prior fiscal year end balance of $34.6 million. The increase was due to net income of $2.0 million for the three months ended December 31, 2023, partially offset by an annual cash dividend declaration of $994,000 paid on January 2, 2024.

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

The line of credit is limited to a borrowing base calculation as summarized below:

	December 31, 2023	September 30, 2023
Eligible borrowing base	$15,950,633	$23,942,868

Borrowed on line of credit	4,700,000	8,712,915

Line of credit balance available	$11,250,633	$15,229,953

Interest rate	8.5%	8.5%

The modified financial covenants for the quarter ended June 30, 2023, and all subsequent quarters, are below:

●	Minimum tangible net worth of $28.0 million,
●	Minimum traditional debt service coverage of 1.50x on a rolling twelve- month basis,
●	Minimum current ratio of 1.20x,
●	Maximum debt to tangible net worth ratio (“TNW”) of 2.75x,
●	Each ratio and covenant shall be determined, tested, and measured as of each calendar quarter beginning June 30, 2023,
●	The Company shall maintain a ratio of Maximum Senior Funded Debt (“SFD”) to Earnings before Interest, Taxes, Depreciation and Amortization (“EBDITA”) equal to or less than 3.5:1. SFD shall mean any funded debt or lease of the Company, other than subordinated debt. The covenant shall be tested quarterly, at the end of each fiscal quarter, with EBITDA based on the preceding four quarters.

The Company’s lender has agreed to omit the effect of the PPP loan restatement from the Company’s covenant compliance calculations while a final decision on PPP loan forgiveness remains in question. Thus, the Company was in compliance with all covenants at December 31, 2023. The Company projects to meet all covenant requirements for the next twelve months.

Insurance Premiums Financed

The Company financed its captive insurance policy premiums on a short-term basis through a financing company for the calendar years ended December 31, 2023 and 2022. These insurance policies include workers’ compensation, general liability, automobile, umbrella, and equipment policies. The Company made down payments in January 2023 and 2022 and financed the remaining premium amount over eleven monthly payments. At December 31, 2023 and September 30, 2023, the remaining balance of the insurance premiums was $0 and $950,000, respectively.

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

Long-Term Debt

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with a bank to purchase the office building and property it had previously been leasing. The interest rate on this loan agreement is 4.82% with monthly payments of $7,800. The interest rate on this note is subject to change from time to time based on changes in the U.S. Treasury yield, adjusted to a constant maturity of three years as published by the Federal Reserve weekly. As of December 31, 2023, the Company had made principal payments of $402,000. The loan is collateralized by the building purchased under this agreement. The note is currently held by Peoples Bank, Inc., formerly First Bank of Charleston, Inc. (West Virginia).

On November 13, 2015, the Company entered into a 10-year $1.1 million loan agreement with United Bank to purchase the fabrication shop and property Nitro had previously been leasing. The variable interest rate on the loan agreement is 9.5% at December 31, 2023. As of December 31, 2023, the Company had made principal payments of $836,000. The loan is collateralized by the building and property purchased under this agreement.

On December 31, 2020, West Virginia Pipeline Acquisition Company, later renamed West Virginia Pipeline, Inc., entered into a $3.0 million sellers’ note agreement with David and Daniel Bolton for the remaining purchase price of West Virginia Pipeline, Inc. For the purchase price allocation, the $3.0 million note had a fair value of $2.85 million. As part of the $6.35 million acquisition price, the Company paid $3.5 million in cash in addition to the note. The unsecured five-year term note requires annual payments of at least $500,000 with a fixed interest rate of 3.25% on the $3.0 million sellers’ note, which equates to 5.35% on the carrying value of the note. As of December 31, 2023, the Company had made annual installment payments of $2.1 million.

On January 4, 2021, the Company entered into a $3.0 million Non-Revolving Note agreement with United Bank. This five-year agreement gave the Company access to a $3.0 million line of credit (“Equipment Line of Credit 2021”), specifically for the purchase of equipment, for a period of twelve months with a variable interest rate initially established at 4.25% as based on the Prime Rate as published by The Wall Street Journal. After twelve months, all borrowings against the Equipment Line of Credit 2021 were converted to a four-year term note agreement with a variable interest rate initially established at 4.25%. The loan is collateralized by the equipment purchased under this agreement. As of December 31, 2023, the Company borrowed $3.0 million against this line of credit with monthly payments of $68,150 that started in February 2022. The interest rate at December 31, 2022 was 9.5%. The Company has made principal payments of $1.3 million on this note as of December 31, 2023.

On April 2, 2021, the Company entered into a $3.5 million Non-Revolving Note agreement with United Bank. This five-year agreement repaid the outstanding $3.5 million line of credit that was used for the down payment on the West Virginia Pipeline acquisition. This loan has monthly installment payments of $64,853 and has a fixed interest rate of 4.25%. The loan is collateralized by the Company’s equipment and receivables. As of December 31, 2023, the Company had made principal payments of $1.8 million.

On April 29, 2022, the Company entered into a $7.5 million Non-Revolving Note agreement with United Bank. This five-year agreement was used to finance the purchase of Tri-State Paving and has monthly payments of $129,910 with a fixed interest rate of 4.25%. The Company has made principal payments of $2.1 million on this note as of December 31, 2023.

On October 10, 2022, the Company entered into a $3.1 million promissory note agreement with United Bank. This five-year agreement financed the previous cash value of equipment purchased in the Ryan Construction acquisition. This loan has monthly installment payments of $59,932 and has a fixed interest rate of 6.0%. The loan is collateralized by the Company’s equipment and receivables. As of December 31, 2022, the Company had made principal payments of $640,000.

On April 29, 2022, the Company entered into a $1.0 million promissory note agreement with Corns Enterprises, a related party, as partial consideration for the purchase of Tri-State Paving. David E. Corns remained as president of Tri-State Paving. This four-year agreement requires $250,000 principal installment payments on or before the end of each twelve (12) full calendar month period beginning April 29, 2022. Interest payments due shall be calculated on the principal balance remaining and shall be at the stated rate of 3.5% per year. The Company has made principal payments of $750,000 on this note as of December 31, 2023.

On June 1, 2023, the Company entered into a $9.3 million Non-Revolving Note agreement with United Bank. This five-year agreement gave the Company access to a $9.3 million line of credit (“Equipment Line of Credit 2023”), specifically for the purchase of equipment, for a period of six months with a fixed interest rate of 7.25%. After six months, all borrowings against the Equipment Line of Credit 2023 will convert to a fifty-four-month term note agreement with a fixed interest rate of 7.25%. The loan is collateralized by the equipment purchased under this agreement. As of December 31, 2023, the Company had borrowed $9.3 million against this line of credit and made $144,000 in principal payments.

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

The Company has two right-of-use operating leases acquired on April 29, 2022, as part of the Tri-State Paving, LLC transaction. The first operating lease, for the Hurricane, West Virginia facility, had a net present value of $236,000 at inception, and a carrying value of $106,000 at December 31, 2023. The second operating lease, for the Chattanooga, Tennessee facility, had a net present value of $144,000 at inception, and a carrying value of $40,000 at December 31, 2023. The 4.5% interest rate on the operating leases is based on the Company’s incremental borrowing rate at inception.

The Company has a right-of-use operating lease with Enterprise acquired on August 11, 2022, as part of the Ryan Environmental acquisition. This lease agreement was initially for thirty-one vehicles with a net present value of $1.2 million. The Company had sixty-nine vehicles on lease at December 31, 2023. The right-of-use operating lease has a carrying value of $2.5 million at December 31, 2023. Each vehicle leased under the master lease program has its own implicit rate ranging from 12.8% to 15.6%.

The Company has a right-of-use operating lease with RICA Developers, LLC acquired on August 12, 2022 and renewed for one year effective October 1, 2023. This lease, for the Bridgeport, West Virginia facility, had a net present value of $125,000 at inception and a carrying value of $83,000 at December 31, 2023. The 8.5% interest rate on the operating lease was based on the Company’s incremental borrowing rate at renewal.

The Company has a right-of-use operating lease acquired on March 28, 2023. This lease, for the Winchester, Kentucky facility, had a net present value of $290,000 at inception and a carrying value of $231,000 at December 31, 2023. The 7.75% interest rate on the operating lease is based on the Company’s incremental borrowing rate at inception.

Off-Balance Sheet Arrangements

Due to the nature of our industry, we often enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Though for the most part not material in nature, some of these are:

Rental Agreements

The Company rents equipment for use on construction projects with rental agreements being week to week or month to month. Rental expense can vary by reporting period due to equipment requirements on construction projects and the availability of Company owned equipment. Rental expense, which is included in cost of goods sold on the consolidated statements of income, was $5.4 million and $2.7 million, respectively, for the three months ended December 31, 2023 and 2022.

Letters of Credit

Certain customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors and vendors on various customer projects. At December 31, 2023, the Company did not have any letters of credit outstanding.

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

Currently, the Company has an agreement with a surety company to provide bonding which will suit the Company’s immediate needs. The ability to obtain bonding for future contracts is an important factor in the contracting industry with respect to the type and value of contracts that can be bid. Depending upon the size and conditions of a particular contract, the Company may be required to post letters of credit or other collateral in favor of the insurer. Posting of these letters or other collateral will reduce our borrowing capabilities. The Company does not anticipate any claims in the foreseeable future. At December 31, 2023, the Company had $98.4 million in performance bonds outstanding.

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

Please see the tables below for customers that represent 10.0% or more of the Company’s revenue or accounts receivable, net of retention for the three months ended December 31, 2023 and 2022:

	Three Months Ended	Three Months Ended
Revenue	December 31, 2023	December 31, 2022
NiSource and subsidiaries	10.9%	14.0%
TransCanada Corporation	22.8%	13.6%
All other	66.3%	72.4%
Total	100.0%	100.0%

* Less than 10.0% and included in “All other” if applicable

Accounts receivable, net of retention	at December 31, 2023	at September 30, 2023
NiSource and subsidiaries	*	11.8%
All other	100.0%	88.2%
Total	100.0%	100.0%

* Less than 10.0% and included in “All other” if applicable

Litigation

In February 2018, the Company filed a lawsuit against a former customer in the United States District Court for the Western District of Pennsylvania. The lawsuit is related to a dispute over work performed on a pipeline construction project. On November 21, 2022, a Judgment Order was issued, and the Company was awarded $13.1 million, of which $5.8 million was the jury award, $1.6 million was for attorney’s fees, and $5.7 million was for penalties and interest. The amounts awarded by the Judgment Order have not been recognized in the Company’s consolidated financial statements as of December 31, 2023. The Company’s attorney’s fees have been expensed as incurred. The case has been appealed to the United States Court of Appeals for the Third Circuit and is expected to be heard within the next 12 months.

On November 12, 2021, the Company received a withdrawal liability claim from a pension plan to which the Company made pension contributions for union construction employees performing covered work in a particular jurisdiction. The Company has not performed covered work in their jurisdiction since 2011; however, the Company disagrees with the withdrawal claim and believes it is covered by an exemption under federal law. The demand called for thirty-four quarterly installment payments of $41,000 starting December 15, 2021. The Company must comply with the demand under federal pension law; however, the Company firmly believes no withdrawal liability exists. The Company is in negotiations with the pension fund to resolve the matter and all future payments have been suspended as part of the negotiation. The Company has expensed all $164,000 in payments made through September 30, 2022 and does not expect any future liabilities related to this claim. The Company did not make any payments during the three months ended December 31, 2023.

Other than described above, at December 31, 2023, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties, or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At December 31, 2023, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

Related Party Transactions

On April 29, 2022, the Company entered into a $1.0 million promissory note agreement with Corns Enterprises as partial consideration for the purchase of Tri-State Paving. This four-year agreement requires $250,000 principal installment payments on or before the end of each twelve (12) full calendar month period beginning April 29, 2022. Interest payments due shall be calculated on the principal balance remaining and shall be at the stated rate of 3.5% per year. The Company has made $750,000 in principal payments on this note as of December 31, 2023.

Subsequent to the April 29, 2022 acquisition of Tri-State Paving, the Company entered into an operating lease for facilities in Hurricane, West Virginia with Corns Enterprises. This thirty-six-month lease is treated as a right to use asset and has payments of $7,000 per month. The total net present value at inception was $236,000 with a carrying value of $106,000 at December 31, 2023.

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

Other than mentioned above, there were no new material related party transactions entered into during the three months ended December 31, 2023.

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

Inflation

Most significant project materials, such as pipe or electrical wire, are provided by the Company’s customers. When possible, the Company attempts to lock in pricing with vendors and include qualifications regarding material costs increases in bids. Where allowed by contract, the Company will address fuel cost increases with customers. Significant inflation or supply chain issues could cause customers to delay or cancel planned projects; however, inflation did not have a significant effect on our results for the three months ended December 31, 2023 and 2022.

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

The following table presents our costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings at December 31, 2023 and September 30, 2023:

	December 31, 2023	September 30, 2023
Costs incurred on contracts in progress	$369,542,545	$287,347,650
Estimated earnings, net of estimated losses	47,271,768	38,976,895
	416,814,313	326,324,545
Less billings to date	412,682,435	328,112,326
	$4,131,878	$(1,787,781)

Costs and estimated earnings in excess of billed on uncompleted contracts	$21,795,592	$15,955,220

Less billings in excess of costs and estimated earnings on uncompleted contracts	17,663,714	17,743,001

	$4,131,878	$(1,787,781)

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

Please see the allowance for doubtful accounts table below:

	December 31, 2023	September 30, 2023

Balance at beginning of period	$51,063	$51,063
Charged to expense	—	—
Deductions for uncollectible receivables written off, net of recoveries	—	—
Balance at end of period	$51,063	$51,063

Impairment of goodwill and intangible assets

The Company follows the guidance of Accounting Standards Codification (“ASC”) 350-20-35-3 “Intangibles-Goodwill and Other (Topic 350)” which requires a company to record an impairment charge based on the excess of a reporting unit’s carrying amount of goodwill over its fair value. Under the current guidance, companies can first choose to assess any impairment based on qualitative factors (Step 0). If a company fails this test or decides to bypass this step, it must proceed with a quantitative assessment of goodwill impairment. The Company did not have a goodwill impairment at December 31, 2023.

Materially incorrect estimates could cause an impairment of goodwill or intangible assets and result in a loss in profitability for the Company.

A table of the Company’s intangible assets subject to amortization is below:

					Amortization	Amortization
			Accumulated	Accumulated	and Impairment	and Impairment
	Remaining Life		Amortization and	Amortization and	Three Months	Three Months
	(in months) at		Impairment at	Impairment at	Ended December 31,	Ended December 31,	Net Book Value	Net Book Value
Intangible assets:	December 31, 2023	Original Cost	December 31, 2023	September 30, 2023	2023	2022	at December 31, 2023	at September 30, 2023

West Virginia Pipeline:
Customer Relationships	84	$2,209,724	662,903	$607,661	55,242	55,242	$1,546,821	$1,602,063
Tradename	84	263,584	79,091	72,500	6,591	6,595	184,493	191,084
Non-competes	—	83,203	83,203	83,203	—	10,397	—	—

Revolt Energy:
Employment agreement/non-compete	—	100,000	100,000	100,000	—	4,167	—	—

Tri-State Paving:
Customer Relationships	100	1,649,159	274,860	233,631	41,229	41,280	1,374,299	1,415,528
Tradename	100	203,213	33,869	28,789	5,080	5,082	169,344	174,424
Non-competes	—	39,960	39,960	39,960	—	10,017	—	—

Total intangible assets		$4,548,843	$1,273,886	$1,165,744	$108,142	$132,780	$3,274,957	$3,383,099

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

The Company’s depreciation expenses for the three months ended December 31, 2023 and 2022 was $2.1 million and $1.8 million, respectively. In general, depreciation is included in “cost of revenues” on the Company’s consolidated statements of income.

The Company’s amortization expenses for the three months ended December 31, 2023 and 2022 were $108,142 and $132,780, respectively. In general, amortization is included in “cost of revenues” on the Company’s consolidated statements of income.

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

The income tax expense for the three months ended December 31, 2023 was $1.1 million as compared to an income tax benefit of ($80,000) for the three months ended December 31, 2022. The increase was due to an increase in taxable income for the three months ended December 31, 2023, as compared to the same period in 2022.

The effective income tax rate for the three months ended December 31, 2023, was 34.1%, as compared to (135.5) % for the same period in 2022. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income and non-deductible expenses.

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

The FASB recently issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which aims to provide increased transparency by requiring business entities to disclose information about certain types of government assistance they receive in the notes to the financial statements. Entities are required to provide the new disclosures prospectively for all transactions with a government entity that are accounted for under either a grant or a contribution accounting model and are reflected in the financial statements at the date of initially applying the new amendments, and to new transactions entered into after that date. Retrospective application of the guidance is permitted.The Company adopted ASU 2021-10 on October 1, 2022, and its adoption did not have a significant impact on the Company’s consolidated financial statements.

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

The Company is seeing a significant increase in bid opportunities for natural gas transmission and distribution projects along with electrical, mechanical, and general construction projects. The Company’s backlog at December 31, 2023, was $185.9 million, as compared to $206.9 million and $229.8 million at December 31, 2022, and September 30, 2023, respectively. While adding additional projects appears likely, no assurances can be given that the Company will be successful in bidding on projects that become available. Moreover, even if the Company obtains contracts, there can be no guarantee that the projects will go forward.

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

There has been no change in Energy Services of America Corporation’s internal control over financial reporting during Energy Services of America Corporation’s first quarter of fiscal year 2024 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

In February 2018, the Company filed a lawsuit against a former customer in the United States District Court for the Western District of Pennsylvania. The lawsuit is related to a dispute over work performed on a pipeline construction project. On November 21, 2022, a Judgment Order was issued, and the Company was awarded $13.1 million, of which $5.8 million was the jury award, $1.6 million was for attorney’s fees, and $5.7 million was for penalties and interest. The amounts awarded by the Judgment Order have not been recognized in the Company’s consolidated financial statements as of December 31, 2023. The Company’s attorney’s fees have been expensed as incurred. The case has been appealed to the United States Court of Appeals for the Third Circuit and is expected to be heard within the next 12 months.

On November 12, 2021, the Company received a withdrawal liability claim from a pension plan to which the Company made pension contributions for union construction employees performing covered work in a particular jurisdiction. The Company has not performed covered work in their jurisdiction since 2011; however, the Company disagrees with the withdrawal claim and believes it is covered by an exemption under federal law. The demand called for thirty-four quarterly installment payments of $41,000 starting December 15, 2021. The Company must comply with the demand under federal pension law; however, the Company firmly believes no withdrawal liability exists. The Company is in negotiations with the pension fund to resolve the matter and all future payments have been suspended as part of the negotiation. The Company has expensed all $164,000 in payments made through September 30, 2022 and does not expect any future liabilities related to this claim. The Company did not make any payments during the three months ended December 31, 2023.

Other than described above, at December 31, 2023, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties, or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At December 31, 2023, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. Risk Factors

Please see the information disclosed in the “Risk Factors” section of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on January 16, 2024. There have been no material changes to the risk factors since the filing of the Annual Report on Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There have been no unregistered sales of equity securities during the period covered by the report.
(b)	None.
(c)	On July 6, 2022, the Company announced a share repurchase program (“Program”), pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate repurchase not to exceed 1,000,000 shares, which is approximately 6.0% of its outstanding common stock. The Program has no expiration date. There were no repurchases of Energy Services of America Corporation’s shares of its common stock during the three months ended December 31, 2023.

ITEM 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY SERVICES OF AMERICA CORPORATION

Date: February 12, 2024	By:	/s/ Douglas V. Reynolds
Douglas V. Reynolds
Chief Executive Officer

Date: February 12, 2024	By:	/s/ Charles P. Crimmel
Charles P. Crimmel
Chief Financial Officer