Form 10-Q
period 2024-03-31
Energy Services of America CORP
filed 2024-05-08
CIK 1357971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024.

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

As of May 7, 2024, there were 16,607,915 outstanding shares of the Registrant’s Common Stock.

Part 1. Financial Information

Item 1. Financial Statements (Unaudited):

Energy Services of America Corporation

Consolidated Balance Sheets

Unaudited

	March 31,	September 30,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$12,091,466	$16,431,572
Accounts receivable-trade	46,373,286	51,219,958
Allowance for doubtful accounts	(51,063)	(51,063)
Retainages receivable	10,101,198	7,589,749
Other receivables	847,306	516,968
Contract assets	14,648,381	15,955,220
Prepaid expenses and other	5,106,870	3,520,178
Total current assets	89,117,444	95,182,582

Property, plant and equipment, at cost	87,681,355	84,329,349
less accumulated depreciation	(50,703,501)	(47,799,840)
Total property and equipment, net	36,977,854	36,529,509

Right-of-use assets-operating lease	2,766,749	3,326,405
Intangible assets, net	3,166,815	3,383,099
Goodwill	4,087,554	4,087,554
Total assets	$136,116,416	$142,509,149

Liabilities and shareholders’ equity
Current liabilities
Current maturities of long-term debt	$7,134,280	$6,107,277
Lines of credit and short-term borrowings	22,492,890	19,847,470
Current maturities of operating lease liabilities	1,286,881	1,075,815
Accounts payable	18,669,362	22,026,639
Accrued expenses and other current liabilities	10,876,126	13,103,944
Contract liabilities	16,308,516	17,743,001
Total current liabilities	76,768,055	79,904,146

Long-term debt, less current maturities	16,087,973	18,870,529
Long-term operating lease liabilities, less current maturities	1,494,633	2,274,975
Deferred tax liability	7,201,874	6,870,510
Total liabilities	101,552,535	107,920,160

Shareholders’ equity
Common stock, $.0001 par value Authorized 50,000,000 shares, 17,896,016 issued and 16,577,586 outstanding at March 31, 2024 and 17,885,615 issued and 16,567,185 outstanding at September 30, 2023	1,790	1,789
Treasury stock, 1,318,430 shares at March 31, 2024 and September 30, 2023	(132)	(132)
Additional paid in capital	60,324,300	60,288,745
Retained deficit	(25,762,077)	(25,701,413)
Total shareholders’ equity	34,563,881	34,588,989
Total liabilities and shareholders’ equity	$136,116,416	$142,509,149

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Income

Unaudited

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2024	2023	2024	2023
Revenue	$71,127,655	$53,673,443	$161,290,842	$113,716,028

Cost of revenues	64,888,101	49,772,790	144,212,327	103,829,113

Gross profit	6,239,554	3,900,653	17,078,515	9,886,915

Selling and administrative expenses	7,321,951	5,887,747	14,520,671	11,203,885
(Loss) income from operations	(1,082,397)	(1,987,094)	2,557,844	(1,316,970)

Other income (expense)
Interest income	0	124	0	196
Other nonoperating expense	(81,790)	(10,524)	(6,789)	(91,187)
Interest expense	(622,616)	(574,546)	(1,224,300)	(1,073,974)
Gain on sale of equipment	304,923	48,280	291,595	16,937
	(399,483)	(536,666)	(939,494)	(1,148,028)

(Loss) income before income taxes	(1,481,880)	(2,523,760)	1,618,350	(2,464,998)

Income tax (benefit) expense	(373,052)	(650,160)	684,983	(729,772)

Net (loss) income	$(1,108,828)	$(1,873,600)	$933,367	$(1,735,226)

Weighted average shares outstanding-basic	16,569,871	16,666,683	16,567,853	16,667,062

Weighted average shares-diluted	16,569,871	16,666,683	16,606,075	16,667,062

(Loss) earnings per share-basic	$(0.07)	$(0.11)	$0.06	$(0.10)

(Loss) earnings per share-diluted	$(0.07)	$(0.11)	$0.06	$(0.10)

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Cash Flows

Unaudited

	Six Months Ended	Six Months Ended
	March 31,	March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$933,367	$(1,735,226)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accreted interest on PPP loans	50,172	49,742
Depreciation expense	4,181,948	3,629,111
Gain on sale of equipment	(291,595)	(16,937)
Provision for deferred taxes	331,364	(729,772)
Amortization of intangible assets	216,284	265,401
Accreted interest on notes payable	30,186	21,198
Vested restricted stock award compensation expense	35,556	—
Decrease in accounts receivable	4,846,672	13,713,923
Increase in retainage receivable	(2,511,449)	(1,214,242)
Increase in other receivables	(330,338)	(309,085)
Decrease in contract assets	1,306,839	4,659,578
(Increase) decrease in prepaid expenses and other	(1,586,692)	1,791,134
Decrease in accounts payable	(3,357,277)	(6,155,465)
Decrease in accrued expenses and other current liabilities	(2,237,438)	(3,010,776)
(Decrease) increase in contract liabilities	(1,434,485)	1,016,632
Net cash provided by operating activities	183,114	11,975,216

Cash flows from investing activities:
Investment in property and equipment	(3,586,106)	(5,774,905)
Proceeds from sales of property and equipment	943,938	274,624
Net cash used in investing activities	(2,642,168)	(5,500,281)

Cash flows from financing activities:
Dividends on common stock	(994,031)	(833,360)
Treasury stock purchased	—	(71,655)
Borrowings on lines of credit and short-term debt, net of (repayments)	2,636,849	(1,618,718)
Proceeds from long-term debt	—	3,100,000
Principal payments on long-term debt	(3,523,870)	(2,883,118)
Net cash used in financing activities	(1,881,052)	(2,306,851)
(Decrease) increase in cash and cash equivalents	(4,340,106)	4,168,084
Cash and cash equivalents beginning of period	16,431,572	7,427,474
Cash and cash equivalents end of period	$12,091,466	$11,595,558

Supplemental schedule of noncash investing and financing activities:
Purchases of property & equipment under financing agreements	$1,696,530	$599,217
Prepaid insurance premiums financed	$—	$3,811,644
Operating lease right-of-use asset disposals, net of acquisitions in exchange for operating liabilities	$(2,846)	$962,417

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$1,169,311	$1,022,089
Income taxes	$1,153,934	$—

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Changes in Shareholders’ Equity

For the three and six months ended March 31, 2024 and 2023

						Total
	Common Stock		Additional Paid	Retained	Treasury	Shareholders’
	Shares	Amount	in Capital	Deficit	Stock	Equity
Balance at September 30, 2023	16,567,185	$1,789	$60,288,745	$(25,701,413)	$(132)	$34,588,989

Net income	—	—	—	2,042,195	—	2,042,195

Dividends on common stock ($0.06 per share on 16,567,185 shares)	—	—	—	(994,031)	—	(994,031)

Balance at December 31, 2023	16,567,185	$1,789	$60,288,745	$(24,653,249)	$(132)	$35,637,153

Net loss	—	—	—	(1,108,828)	—	(1,108,828)

Vested restricted stock award	10,401	1	35,555	—	—	35,556

Balance at March 31, 2024	16,577,586	$1,790	$60,324,300	$(25,762,077)	$(132)	$34,563,881

						Total
	Common Stock		Additional Paid	Retained	Treasury	Shareholders’
	Shares	Amount	in Capital	Deficit	Stock	Equity
Balance at September 30, 2022	16,667,185	$1,789	$60,508,350	$(32,269,473)	$(122)	$28,240,544

Net income	—	—	—	138,374	—	138,374

Balance at December 31, 2022	16,667,185	$1,789	$60,508,350	$(32,131,099)	$(122)	$28,378,918

Net loss	—	—	—	(1,873,600)	—	(1,873,600)

Dividends on common stock ($0.05 per share on 16,667,185 shares)	—	—	—	(833,360)	—	(833,360)

Treasury stock purchased by company	(32,181)	—	(71,652)	—	(3)	(71,655)

Balance at March 31, 2023	16,635,004	$1,789	$60,436,698	$(34,838,059)	$(125)	$25,600,303

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

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto for the years ended September 30, 2023, and 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on January 16, 2024. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to the interim financial reporting rules and regulations of the SEC. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and six months ended March 31, 2024 and 2023 are not necessarily indicative of the results to be expected for the full year or any other interim period.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Please refer to Note 2 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended September 30, 2023, for a more detailed discussion of our significant accounting policies. There were no material changes to these significant accounting policies during the three and six months ended March 31, 2024.

3. ACCOUNTING FOR PAYCHECK PROTECTION PROGRAM LOANS

Due to the economic uncertainties created by COVID-19 and limited operating funds available, the Company applied for loans under the Paycheck Protection Program (“PPP”). On April 15, 2020, the Company and its subsidiaries, C.J. Hughes, Contractors Rental and Nitro, entered into separate PPP notes effective April 7, 2020, with United Bank as its lender (the “Lender”)  in an aggregate principal amount of $13.1 million pursuant to the PPP (collectively, the (“PPP Loans”). In a special meeting held on April 27, 2020, the Board of Directors of the Company unanimously voted to return $3.3 million of the PPP Loans after discussing the financing needs of the Company and subsidiaries. That left the Company and subsidiaries with $9.8 million in PPP Loans to fund operations. During fiscal year 2021, the Company received notice that the SBA had granted forgiveness of the $9.8 million of PPP Loans and the SBA repaid the Lender in full. The forgiveness was recorded as other income for the fiscal year ended September 30, 2021.

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

5.  DISAGGREGATION OF REVENUE

The Company disaggregates revenue based on the following lines of service: (1) Gas & Water Distribution, (2) Gas & Petroleum Transmission, and (3) Electrical, Mechanical, & General services and construction. Our contract types are: Lump Sum, Unit Price, Cost Plus and Time and Materials (“T&M”). The following tables present our disaggregated revenue for the three and six months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
			Electrical,
	Gas & Water	Gas & Petroleum	Mechanical, &	Total revenue
	Distribution	Transmission	General	from contracts
Lump sum contracts	$—	$—	$26,943,941	$26,943,941
Unit price contracts	14,273,691	9,044,955	448,175	23,766,821
Cost plus and T&M contracts	—	718,123	19,698,770	20,416,893
Total revenue from contracts	$14,273,691	$9,763,078	$47,090,886	$71,127,655

Earned over time	$5,768,688	$9,044,955	$32,913,922	$47,727,565
Earned at point in time	8,505,003	718,123	14,176,964	23,400,090
Total revenue from contracts	$14,273,691	$9,763,078	$47,090,886	$71,127,655

	Six Months Ended March 31, 2024
			Electrical,
	Gas &Water	Gas & Petroleum	Mechanical, &	Total revenue
	Distribution	Transmission	General	from contracts
Lump sum contracts	$—	$—	$55,632,971	$55,632,971
Unit price contracts	31,356,586	36,893,140	2,710,870	70,960,596
Cost plus and T&M contracts	—	1,433,181	33,264,094	34,697,275
Total revenue from contracts	$31,356,586	$38,326,321	$91,607,935	$161,290,842

Earned over time	$10,141,271	$36,893,140	$63,141,836	$110,176,247
Earned at point in time	21,215,315	1,433,181	28,466,099	51,114,595
Total revenue from contracts	$31,356,586	$38,326,321	$91,607,935	$161,290,842

	Three Months Ended March 31, 2023
			Electrical,
	Gas & Water	Gas & Petroleum	Mechanical, &	Total revenue
	Distribution	Transmission	General	from contracts
Lump sum contracts	$—	$—	$22,467,890	$22,467,890
Unit price contracts	13,432,107	5,334,861	1,261,641	20,028,609
Cost plus and T&M contracts	—	—	11,176,944	11,176,944
Total revenue from contracts	$13,432,107	$5,334,861	$34,906,475	$53,673,443

Earned over time	$8,711,111	$5,334,861	$31,736,363	$45,782,335
Earned at point in time	4,720,996	—	3,170,112	7,891,108
Total revenue from contracts	$13,432,107	$5,334,861	$34,906,475	$53,673,443

	Six Months Ended March 31, 2023
			Electrical,
	Gas & Water	Gas & Petroleum	Mechanical, &	Total revenue
	Distribution	Transmission	General	from contracts
Lump sum contracts	$—	$—	$39,501,096	$39,501,096
Unit price contracts	25,919,952	22,229,675	2,799,079	50,948,706
Cost plus and T&M contracts	—	—	23,266,226	23,266,226
Total revenue from contracts	$25,919,952	$22,229,675	$65,566,401	$113,716,028

Earned over time	$13,589,758	$22,229,675	$61,626,511	$97,445,944
Earned at point in time	12,330,194	—	3,939,890	16,270,084
Total revenue from contracts	$25,919,952	$22,229,675	$65,566,401	$113,716,028

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

During the three and six months ended March 31, 2024, we recognized revenue of $4.1 million and $17.6 million, respectively, that was included in the contract liability balance at September 30, 2023.

Accounts receivable-trade, net of allowance for doubtful accounts, contract assets and contract liabilities consisted of the following:

	March 31, 2024	September 30, 2023	Change
Accounts receivable-trade, net of allowance for doubtful accounts	$46,322,223	$51,168,895	$(4,846,672)

Contract assets
Cost and estimated earnings in excess of billings	$14,648,381	$15,955,220	$(1,306,839)

Contract liabilities
Billings in excess of cost and estimated earnings	$16,308,516	$17,743,001	$(1,434,485)

7.  PERFORMANCE OBLIGATIONS

For the three and six months ended March 31, 2024, there was no significant revenue recognized as a result of changes in contract transaction price related to performance obligations that were satisfied prior to September 30, 2023. Changes in contract transaction price can result from items such as executed or estimated change orders, and unresolved contract modifications and claims.

At March 31, 2024, the Company had $145.3 million in remaining unsatisfied performance obligations, in which revenue is expected to be recognized over the next twelve months.

8.  UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts as of March 31, 2024 and September 30, 2023, are summarized as follows:

	March 31, 2024	September 30, 2023
Costs incurred on contracts in progress	$403,385,426	$287,347,650
Estimated earnings, net of estimated losses	42,599,658	38,976,895
	445,985,084	326,324,545
Less billings to date	447,645,219	328,112,326
	$(1,660,135)	$(1,787,781)

Costs and estimated earnings in excess of billed on uncompleted contracts	$14,648,381	$15,955,220

Less billings in excess of costs and estimated earnings on uncompleted contracts	16,308,516	17,743,001

	$(1,660,135)	$(1,787,781)

The Company’s unaudited backlog at March 31, 2024 and September 30, 2023 was $222.8 million and $229.8 million, respectively.

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

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed-rate debt was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $31.5 million at March 31, 2024 was $30.1 million. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $33.8 million at September 30, 2023 was $32.1 million.

All other current assets and liabilities are carried at net realizable value which approximates fair value because of their short duration to maturity.

10.  EARNINGS PER SHARE

The amounts used to compute the earnings per share for the three and six months ended March 31, 2024 and 2023 are summarized below.

	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Net (loss) income	$(1,108,828)	$(1,873,600)	$933,367	$(1,735,226)

Weighted average shares outstanding-basic	16,569,871	16,666,683	16,567,853	16,667,062

Weighted average shares outstanding-diluted	16,569,871	16,666,683	16,606,075	16,667,062

(Loss) earnings per share available to common shareholders	$(0.07)	$(0.11)	$0.06	$(0.10)

(Loss) earnings per share available to common shareholders-diluted	$(0.07)	$(0.11)	$0.06	$(0.10)

11.  INCOME TAXES

The components of income taxes are as follows:

	Three Months Ended		Six Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Federal
Current	$—	$—	$140,882	$—
Deferred	(286,811)	(499,808)	389,140	(561,906)
Total	(286,811)	(499,808)	530,022	(561,906)

State
Current	—	—	45,203	—
Deferred	(86,241)	(150,352)	109,758	(167,866)
Total	(86,241)	(150,352)	154,961	(167,866)
Total income tax expense (benefit)	$(373,052)	$(650,160)	$684,983	$(729,772)

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

The effective income tax rate for the three and six months ended March 31, 2024 was (25.2)% and 42.3%, respectively, as compared to (25.8)% and (29.6)%, respectively, for the same period in 2023. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income and non-deductible expenses.

Major items that can affect the effective tax rate include amortization of goodwill and intangible assets and non-deductible amounts for per diem expenses.

The income tax effects of temporary differences giving rise to the deferred tax assets and liabilities are as follows:

	March 31, 2024	September 30, 2023
Deferred tax liabilities
Property and equipment	$7,775,925	$8,141,025
Other	617,218	588,632
Total deferred tax liabilities	$8,393,143	$8,729,657

Deferred income tax assets
Accruals & Other	$1,005,361	$948,704
Net operating loss carryforward	185,908	910,443
Total deferred tax assets	1,191,269	1,859,147
Total net deferred tax liabilities	$7,201,874	$6,870,510

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, which will result in taxable or deductible amounts in the future. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company had $186,000 and $3.0 million of federal net operating loss carryforwards at March 31, 2024 and September 30, 2023, respectively. The Company expects to exhaust the federal net operating loss carryforwards in the fiscal year ending September 30, 2025. The Company had state net operating loss carryforwards at March 31, 2024 and September 30, 2023, respectively that begin to expire in 2025, that were not significant.

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

The line of credit is limited to a borrowing base calculation as summarized below:

	March 31, 2024	September 30, 2023
Eligible borrowing base	$21,267,302	$23,942,868

Borrowed on line of credit	12,300,000	8,712,915

Line of credit balance available	$8,967,302	$15,229,953

Interest rate	8.5%	8.5%

The modified financial covenants for the quarter ended June 30, 2023, and all subsequent quarters, are below:

●	Minimum tangible net worth of $28.0 million,
●	Minimum traditional debt service coverage of 1.50x on a rolling twelve- month basis,
●	Minimum current ratio of 1.20x,
●	Maximum debt to tangible net worth ratio (“TNW”) of 2.75x,

●	Each ratio and covenant shall be determined, tested, and measured as of each calendar quarter beginning June 30, 2023,
●	The Company shall maintain a ratio of Maximum Senior Funded Debt (“SFD”) to Earnings before Interest, Taxes, Depreciation and Amortization (“EBDITA”) equal to or less than 3.5:1. SFD shall mean any funded debt or lease of the Company, other than subordinated debt. The covenant shall be tested quarterly, at the end of each fiscal quarter, with EBITDA based on the preceding four quarters.

The Company’s lender has agreed to omit the effect of the PPP loan restatement from the Company’s covenant compliance calculations while a final decision on PPP loan forgiveness remains in question. Thus, the Company was in compliance with all covenants at March 31, 2024. The Company projects to meet all covenant requirements for the next twelve months.

Insurance Premiums Financed

The Company financed its captive insurance policy premiums on a short-term basis through a financing company for the calendar year ended December 31, 2023. These insurance policies include workers’ compensation, general liability, automobile, umbrella, and equipment policies. The Company made a down payment in January 2023 and financed the remaining premium amount over eleven monthly payments. At March 31, 2024 and September 30, 2023, the remaining balance of the insurance premiums was $0 and $950,000, respectively.

For the calendar year beginning January 1, 2024, the Company’s insurance company is accepting quarterly payments on certain insurance policies and the Company has prepaid the balance of the remaining policies as of March 31, 2024. The Company has no insurance premiums financed as of March 31, 2024.

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

A summary of short-term and long-term debt as of March 31, 2024 and September 30, 2023 is as follows:

	March 31, 2024	September 30, 2023
Line of credit payable to bank, monthly interest with variable rate of 8.5% at March 31, 2024, final payment due by June 28, 2024, guaranteed by certain directors of the Company.	$12,300,000	$8,712,915

Note payable to bank, due in monthly installments totaling $202,000, including fixed interest at 7.25%, final payment due June 2028, secured by equipment, guaranteed by certain directors of the Company.	8,712,104	8,487,085

Paycheck Protection Program loans from Small Business Administration, 1.0% simple interest, initially forgiven in the fiscal year ended September 30, 2021. Final forgiveness decision has not been determined.	10,234,492	10,184,320

Term note payable to United Bank, WV Pipeline acquisition, due in monthly installments of $64,853 with fixed interest at 4.25%, final payment due by March 25, 2026, secured by receivables and equipment, guaranteed by certain directors of the Company.	1,494,290	1,790,051

Notes payable to finance companies, due in monthly installments totaling $76,600 at March 31, 2024 and $50,000 at September 30, 2023, including interest ranging from 0.00% to 6.0%, final payments due April 2024 through August 2026, secured by equipment.	1,893,373	1,290,148

Note payable to finance company for insurance premiums financed, due in monthly installments totaling $327,000 in calendar year 2023 and $282,000 in calendar year 2022, including interest rate at 6.70%, final payment due December 2023.	—	950,235

Notes payable to bank, due in monthly installments totaling $7,848, including interest at 4.82%, final payment due November 2034 secured by building and property.	787,329	813,242

Notes payable to bank, due in monthly installments totaling $12,580, including variable interest of 9.5% at March 31, 2024, final payment due November 2025 secured by building and property, guaranteed by certain directors of the Company.	232,166	294,761

Notes payable to bank, due in monthly installments totaling $59,932, including fixed interest at 6.0%, final payment due October 2027 secured by receivables and equipment, guaranteed by certain directors of the Company.	2,317,125	2,601,404

Notes payable to David Bolton and Daniel Bolton, due in annual installments totaling $500,000, including fixed interest at 3.25%, final payment due December 31, 2026, unsecured.	925,000	1,660,000

Notes payable to bank, due in monthly installments totaling $68,150, including variable interest of 9.5% at March 31, 2024, with final payment due September 2026, secured by equipment, guaranteed by certain directors of the Company.	1,548,929	1,873,831

Term note payable to United Bank, Tri-State Paving acquisition, due in monthly installments of $129,910, fixed interest at 4.50%, final payment due by June 1, 2027, secured by receivables and equipment, guaranteed by certain directors of the Company.	5,036,626	5,698,761

Notes payable to Corns Enterprises, $1,000,000 with fair value of $936,000, due in annual installments totaling $250,000, including fixed interest at 3.50%, final payment due April 29, 2026, unsecured.	233,709	468,523

Total debt	$45,715,143	$44,825,276

Less current maturities	29,627,170	25,954,747

Total long term debt, less current maturities	$16,087,973	$18,870,529

13.  GOODWILL AND INTANGIBLE ASSETS

The Company follows the guidance of ASC Topic 350, Intangibles-Goodwill and Other, which requires a company to record an impairment charge based on the excess of a reporting unit’s carrying amount of goodwill over its fair value. Under the current guidance, companies can first choose to assess any impairment based on qualitative factors (Step 0). If a company fails this test or decides to bypass this step, it must proceed with a quantitative assessment of goodwill impairment. The Company did not have a goodwill impairment at March 31, 2024 or September 30, 2023.

A table of the Company’s goodwill is below:

	March 31, 2024	September 30, 2023
Beginning balance	$4,087,554	$4,087,554
Acquired	—	—
Ending balance	$4,087,554	$4,087,554

A table of the Company’s intangible assets subject to amortization is below:

			Accumulated	Accumulated	Amortization	Amortization	Amortization	Amortization
	Remaining Life		Amortization and	Amortization and	and Impairment	and Impairment	and Impairment	and Impairment
	(in months) at		Impairment at	Impairment at	Three Months	Six Months	Three Months	Six Months	Net Book Value	Net Book Value
	March 31,		March 31,	September 30,	Ended March 31,	Ended March 31,	Ended March 31,	Ended March 31,	at March 31,	at September 30,
Intangible assets:	2024	Original Cost	2024	2023	2024	2024	2023	2023	2024	2023
West Virginia Pipeline:
Customer Relationships	81	$2,209,724	718,145	$607,661	55,242	110,484	65,647	120,889	$1,491,579	$1,602,063
Tradename	81	263,584	85,682	72,500	6,591	13,182	6,587	13,182	177,902	191,084
Non-competes	—	83,203	83,203	83,203	—	—	—	10,397	—	—

Revolt Energy:

Employment agreement/non-compete	—	100,000	100,000	100,000	—	—	4,167	8,334	—	—

Tri-State Paving:
Customer Relationships	97	1,649,159	316,089	233,631	41,229	82,458	41,178	82,458	1,333,070	1,415,528
Tradename	97	203,213	38,949	28,789	5,080	10,160	5,079	10,161	164,264	174,424
Non-competes	—	39,960	39,960	39,960	—	—	9,963	19,980	—	—

Total intangible assets		$4,548,843	$1,382,028	$1,165,744	$108,142	$216,284	$132,621	$265,401	$3,166,815	$3,383,099

The amortization on identifiable intangible assets for the three months ended March 31, 2024 and 2023 was $108,142 and $132,621, respectively. The amortization on identifiable intangible assets for the six months ended March 31, 2024 and 2023 was $216,284 and $265,401, respectively.

Amortization expense associated with the identifiable intangible assets is expected to be as follows:

Amortization Expense
April 2024 to March 2025	$432,564
April 2025 to March 2026	432,564
April 2026 to March 2027	432,564
April 2027 to March 2028	432,564
April 2028 to March 2029	432,564
After	1,003,995
Total	$3,166,815

14.  LEASE OBLIGATIONS

The Company leases office space for SQP for $1,500 per month. The lease, which was originally signed on March 25, 2021, is for a period of two years with five one-year renewals available immediately following the end of the base term. The Company has only committed to a one-year renewal and is evaluating the intent to renew for additional periods.

The Company had two lease agreements for construction equipment with a combined amount of $160,000 that were paid in full as of March 31, 2024. The leases had a term of twenty-two months with a stated interest rate of 0%, combined monthly installment payments of $6,645 and were cancellable at any time without penalty. The Company exercised the right to purchase the equipment at the expiration of the leases by applying the two-month deposit paid. The related assets and finance lease obligations associated with these lease agreements had been included in the consolidated balance sheets within property, plant and equipment and long-term debt.

The Company has two right-of-use operating leases acquired on April 29, 2022, as part of the Tri-State Paving, LLC transaction. The first operating lease, for the Hurricane, West Virginia facility, had a net present value of $236,000 at inception, and a carrying value of $86,000 at March 31, 2024. The second operating lease, for the Chattanooga, Tennessee facility, had a net present value of $144,000 at inception, and a carrying value of $24,000 at March 31, 2024. The 4.5% interest rate on the operating leases is based on the Company’s incremental borrowing rate at inception.

The Company has a right-of-use operating lease with Enterprise Fleet Management, Inc. (Enterprise) acquired on August 11, 2022, as part of the Ryan Environmental acquisition. This lease agreement was initially for thirty-one vehicles with a net present value of $1.2 million. The Company had seventy-one vehicles on lease at March 31, 2024. The right-of-use operating lease has a carrying value of $2.4 million at March 31, 2024. Each vehicle leased under the master lease program has its own implicit rate ranging from 12.8% to 15.6%.

The Company has a right-of-use operating lease with RICA Developers, LLC acquired on August 12, 2022 and renewed for one year effective October 1, 2023. This lease, for the Bridgeport, West Virginia facility, had a net present value of $125,000 at inception and a carrying value of $64,000 at March 31, 2024. The 8.5% interest rate on the operating lease was based on the Company’s incremental borrowing rate at renewal.

The Company has a right-of-use operating lease acquired on March 28, 2023. This lease, for the Winchester, Kentucky facility, had a net present value of $290,000 at inception and a carrying value of $209,000 at March 31, 2024. The 7.75% interest rate on the operating lease is based on the Company’s incremental borrowing rate at inception.

Schedules related to the Company’s operating leases at March 31, 2024 can be found below:

Operating Lease-Weighted Average Remaining Term

		Present value of
		remaining
	Years left	liability	Lease end	Fiscal year end
Operating lease 1	1.0	$86,364	3/31/2025	2025
Operating lease 2	0.2	23,636	5/31/2024	2024
Operating lease 3	3.8	2,399,040	12/31/2027	2027
Operating lease 4	0.5	63,671	9/30/2024	2024
Operating lease 5	2.0	208,803	3/31/2026	2026
		$2,781,514

Weighted average remaining term		3.4 years

Operating Lease Maturity Schedule
April 2024 to March 2025	$1,549,641
April 2025 to March 2026	1,267,823
April 2026 to March 2027	718,798
April 2027 to March 2028	95,200
3,631,462
Less amounts representing interest	(849,948)
Present value of operating lease liabilities	$2,781,514

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	March 31,	March 31,	March 31,	March 31,
Operating Lease Expense	2024	2024	2023	2023
Amortization
Operating lease 1	$19,931	$46,636	$19,052	$37,893
Operating lease 2	16,791	33,396	15,398	30,957
Operating lease 3	168,674	330,398	109,157	177,685
Operating lease 4	19,302	61,030	31,707	61,319
Operating lease 5	22,510	53,368	7,006	7,006
Total amortization	247,208	524,828	182,320	314,860

Interest
Operating lease 1	1,069	2,364	1,947	4,107
Operating lease 2	318	822	1,046	2,265
Operating lease 3	49,828	118,738	19,642	32,212
Operating lease 4	2,298	3,770	819	1,981
Operating lease 5	3,788	7,994	1,760	1,760
Total interest	57,301	133,688	25,214	42,325
Total amortization and interest	$304,509	$658,516	$207,534	$357,185

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	March 31,	March 31,	March 31,	March 31,
Cash Paid for Operating Leases	2024	2024	2023	2023
Operating lease 1	$21,000	$49,000	$20,999	$42,000
Operating lease 2	17,109	34,218	16,444	33,222
Operating lease 3	218,502	449,136	130,933	212,031
Operating lease 4	21,600	64,800	21,996	52,770
Operating lease 5	26,298	61,362	17,162	17,162
	$304,509	$658,516	$207,534	$357,185

The Company rents equipment for use on construction projects with rental agreements being week to week or month to month. Rental expense can vary by reporting period due to equipment requirements on construction projects and the availability of Company owned equipment. Rental expense, which is included in cost of goods sold on the consolidated statements of income, was $3.3 million and $1.5 million, respectively, for the three months ended March 31, 2024 and 2023. Rental expense was $8.7 million and $4.2 million, respectively, for the six months ended March 31, 2024 and 2023.

15.  SUBSEQUENT EVENTS

On April 17, 2024, the United States Court of Appeals for the Third Circuit (the “Court”) affirmed the decision of the United States District Court for the Western District of Pennsylvania in a lawsuit filed by the Company against a former customer (“Defendant”) related to a dispute over work performed on a pipeline contract. On May 1, 2024, the Defendant filed a Petition for Rehearing or Rehearing En Banc with the Court. Please see Litigation on page 31 for further details.

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

Forward Looking Statements

Within Energy Services’ (as defined below) consolidated financial statements and this Quarterly Report on Form 10-Q, there are included statements reflecting assumptions, expectations, projections, intentions, or beliefs about future events that are intended as “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “may,” “will,” “should,” “could,” “expect,” “believe,” “intend” and other words of similar meaning.

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

The majority of the Company’s customers are in West Virginia, Virginia, Ohio, Pennsylvania, and Kentucky. However, the Company also performs work in other states including Alabama, Michigan, Illinois, Tennessee, North Carolina, and Indiana.

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

Three and Six Months Ended March 31, 2024 and 2023 Overview

The following is an overview of results from operations for the three and six months ended March 31,2024 and 2023:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2024	2023	2024	2023
Revenue	$71,127,655	$53,673,443	$161,290,842	$113,716,028

Cost of revenues	64,888,101	49,772,790	144,212,327	103,829,113

Gross profit	6,239,554	3,900,653	17,078,515	9,886,915

Selling and administrative expenses	7,321,951	5,887,747	14,520,671	11,203,885
(Loss) income from operations	(1,082,397)	(1,987,094)	2,557,844	(1,316,970)

Other income (expense)
Interest income	0	124	0	196
Other nonoperating expense	(81,790)	(10,524)	(6,789)	(91,187)
Interest expense	(622,616)	(574,546)	(1,224,300)	(1,073,974)
Gain on sale of equipment	304,923	48,280	291,595	16,937
	(399,483)	(536,666)	(939,494)	(1,148,028)

(Loss) income before income taxes	(1,481,880)	(2,523,760)	1,618,350	(2,464,998)

Income tax (benefit) expense	(373,052)	(650,160)	684,983	(729,772)

Net (loss) income	$(1,108,828)	$(1,873,600)	$933,367	$(1,735,226)

Weighted average shares outstanding-basic	16,569,871	16,666,683	16,567,853	16,667,062

Weighted average shares-diluted	16,569,871	16,666,683	16,606,075	16,667,062

(Loss) earnings per share-basic	$(0.07)	$(0.11)	$0.06	$(0.10)

(Loss) earnings per share-diluted	$(0.07)	$(0.11)	$0.06	$(0.10)

Results of Operations for the Three and Six Months Ended March 31, 2024 Compared to the Three and Six Months Ended March 31, 2023

Revenues. A table comparing the Company’s revenues for the three and six months ended March 31, 2024 compared to the three and six months ended March 31, 2023 is below:

	Three Months Ended
	March 31, 2024	% of total	March 31, 2023	% of total	Change	% Change
Gas & Water Distribution	$14,273,691	20.1%	$13,432,107	25.0%	841,584	6.3%
Gas & Petroleum Transmission	9,763,078	13.7%	5,334,861	9.9%	4,428,217	83.0%
Electrical, Mechanical, and General	47,090,886	66.2%	34,906,475	65.0%	12,184,411	34.9%
Total	$71,127,655	100.0%	$53,673,443	100.0%	17,454,212	32.5%

	Six Months Ended
	March 31, 2024	% of total	March 31, 2023	% of total	Change	% Change
Gas & Water Distribution	$31,356,586	19.4%	25,919,952	22.8%	$5,436,634	21.0%
Gas & Petroleum Transmission	38,326,321	23.8%	22,229,675	19.5%	16,096,646	72.4%
Electrical, Mechanical, and General	91,607,935	56.8%	65,566,401	57.7%	26,041,534	39.7%
Total	$161,290,842	100.0%	113,716,028	100.0%	$47,574,814	41.8%

Total revenues increased by $17.5 million to $71.1 million for the three months ended March 31, 2024, as compared to $53.7 million for the three months ended March 31, 2023. Total revenues increased by $47.6 million to $161.3 million for the six months ended March 31, 2024, as compared to $113.7 million for the six months ended March 31, 2023. The increases were a result of increased work in all categories of business.

Gas & Water Distribution revenues totaled $14.3 million for the three months ended March 31, 2024, an $842,000 increase from $13.4 million for the three months ended March 31, 2023. Gas & Water Distribution revenues totaled $31.4 million for the six months ended March 31, 2024, a $5.4 million increase from $25.9 million for the six months ended March 31, 2023. The revenue increases were primarily related to increased paving and gas and water distribution services performed during the three and six months ended March 31, 2024, as compared to the same periods in 2023.

Gas & Petroleum Transmission revenues totaled $9.8 million for the three months ended March 31, 2024, a $4.5 million increase from $5.3 million for the three months ended March 31, 2023. Gas & Petroleum Transmission revenues totaled $38.3 million for the six months ended March 31, 2024, a $16.1 million increase from $22.2 million for the six months ended March 31, 2023. The revenue increases were primarily related to gas transmission work that was awarded during the fiscal year ended September 30, 2023 and continued into fiscal year 2024.

Electrical, Mechanical, & General construction services revenues totaled $47.1 million for the three months ended March 31, 2024, a $12.2 million increase from $34.9 million for the three months ended March 31, 2023. Electrical, Mechanical, & General construction services revenues totaled $91.6 million for the six months ended March 31, 2024, a $26.0 million increase from $65.6 million for the six months ended March 31, 2023. The revenue increases were primarily related to an increase in general contracting and electrical services performed during the three and six months ended March 31, 2024, as compared to the same period in the prior year.

Cost of Revenues. A table comparing the Company’s costs of revenues for the three and six months ended March 31, 2024, compared to the three and six months ended March 31, 2023, is below:

	Three Months Ended
	March 31, 2024	% of total	March 31, 2023	% of total	Change	% Change
Gas & Water Distribution	$11,872,154	18.3%	$10,592,157	21.3%	$1,279,997	12.1%
Gas & Petroleum Transmission	9,532,562	14.7%	5,754,933	11.6%	3,777,629	65.6%
Electrical, Mechanical, & General	42,375,485	65.3%	32,491,030	65.3%	9,884,455	30.4%
Unallocated Shop Expense	1,107,900	1.7%	934,670	1.9%	173,230	18.5%
Total	$64,888,101	100.0%	$49,772,790	100.0%	$15,115,311	30.4%

	Six Months Ended
	March 31, 2024	% of total	March 31, 2023	% of total	Change	% Change
Gas & Water Distribution	$24,969,147	17.3%	$21,264,430	20.5%	$3,704,717	17.4%
Gas & Petroleum Transmission	34,699,168	24.1%	19,835,710	19.1%	14,863,458	74.9%
Electrical, Mechanical, & General	83,430,618	57.9%	61,497,995	59.2%	21,932,623	35.7%
Unallocated Shop Expense	1,113,394	0.8%	1,230,978	1.2%	(117,584)	(9.6)%
Total	$144,212,327	100.0%	$103,829,113	100.0%	$40,383,214	38.9%

Total cost of revenues increased by $15.1 million to $64.9 million for the three months ended March 31, 2024, as compared to $49.8 million for the three months ended March 31, 2023. Total cost of revenues increased by $40.4 million to $144.2 million for the six months ended March 31, 2024, as compared to $103.8 million for the six months ended March 31, 2023. The cost of revenues increases were a result of increased work in all categories of business, partially offset by less unallocated shop expenses for the three and six months ended March 31, 2024 as compared to the same period in 2023.

Gas & Water Distribution cost of revenues totaled $11.9 million for the three months ended March 31, 2024, a $1.3 million increase from $10.6 million for the three months ended March 31, 2023. Gas & Water Distribution cost of revenues totaled $25.0 million for the six months ended March 31, 2024, a $3.7 million increase from $21.3 million for the six months ended March 31, 2023. The cost of revenues increases were primarily related to increased paving and gas and water distribution services performed during the six months ended March 31, 2024, as compared to the same periods in 2023.

Gas & Petroleum Transmission cost of revenues totaled $9.5 million for the three months ended March 31, 2024, a $3.8 million increase from $5.8 million for the three months ended March 31, 2023. Gas & Petroleum Transmission cost of revenues totaled $34.7 million for the six months ended March 31, 2024, a $14.9 million increase from $19.8 million for the six months ended March 31, 2023. The cost of revenues increases were primarily related to gas transmission work that was awarded during the fiscal year ended September 30, 2023 and continued into fiscal year 2024.

Electrical, Mechanical, & General construction services cost of revenues totaled $42.4 million for the three months ended March 31, 2024, a $9.9 million increase from $32.5 million for the three months ended March 31, 2023. Electrical, Mechanical, & General construction services cost of revenues totaled $83.4 million for the six months ended March 31, 2024, a $21.9 million increase from $61.5 million for the six months ended March 31, 2023. The cost of revenues increases were primarily related to an increase in general contracting and electrical services performed during the three and six months ended March 31, 2024, as compared to the same period in the prior year.

Unallocated shop expenses totaled $1.1 million for the three months ended March 31, 2024, a $173,000 increase from $935,000 for the three months ended March 31, 2023. Unallocated shop expenses totaled $1.1 million for the six months ended March 31, 2024, a $118,000 decrease from $1.2 million for the six months ended March 31, 2023. The changes in unallocated shop expenses were due to changes in the amount of internal equipment charged to projects for the three and six months ended March 31, 2024, as compared to the same period in the prior year.

Gross Profit (Loss). A table comparing the Company’s gross profit (loss) for the three and six months ended March 31, 2024, compared to the three and six months ended March 31, 2023, is below:

	Three Months Ended
	March 31, 2024	% of revenue	March 31, 2023	% of revenue	Change	Pct.
Gas & Water Distribution	$2,401,537	16.82%	$2,839,950	21.14%	(438,413)	(15.4)%
Gas & Petroleum Transmission	230,516	2.36%	(420,072)	(7.87)%	650,588	(154.9)%
Electrical, Mechanical, & General	4,715,401	10.01%	2,415,445	6.92%	2,299,956	95.2%
Unallocated Shop Expense	(1,107,900)		(934,670)		(173,230)	18.5%
Total	$6,239,554	8.8%	$3,900,653	7.3%	2,338,901	60.0%

	Six Months Ended
	March 31, 2024	% of revenue	March 31, 2023	% of revenue	Change	% Change
Gas & Water Distribution	$6,387,439	20.37%	$4,655,522	17.96%	$1,731,917	37.2%
Gas & Petroleum Transmission	3,627,153	9.46%	2,393,965	10.77%	1,233,188	51.5%
Electrical, Mechanical, & General	8,177,317	8.93%	4,068,406	6.21%	4,108,911	101.0%
Unallocated Shop Expense	(1,113,394)		(1,230,978)		117,584	(9.6)%
Total	$17,078,515	10.6%	$9,886,915	8.7%	$7,191,600	72.7%

Total gross profit increased by $2.4 million to $6.2 million for the three months ended March 31, 2024, as compared to $3.9 million for the three months ended March 31, 2023. Total gross profit increased by $7.2 million to $17.1 million for the six months ended March 31, 2024, as compared to $9.9 million for the six months ended March 31, 2023.

Gas & Water Distribution gross profit totaled $2.4 million for the three months ended March 31, 2024, a $438,000 decrease from $2.8 million for the three months ended March 31, 2023. The gross profit decrease was primarily due to inclement weather conditions and training and certification expenses incurred during the three months ended March 31, 2024. Gas & Water Distribution gross profit totaled $6.4 million for the six months ended March 31, 2024, a $1.7 million increase from $4.7 million for the six months ended March 31, 2023. The gross profit increase was primarily related to increased paving and gas and water distribution services performed during the six months ended March 31, 2024, as compared to the same period in 2023.

Gas & Petroleum Transmission gross profit totaled $231,000 for the three months ended March 31, 2024, a $651,000 increase from ($420,000) for the three months ended March 31, 2023. Gas & Petroleum Transmission gross profit totaled $3.6 million for the six months ended March 31, 2024, a $1.2 million increase from $2.4 million for the six months ended March 31, 2023. The gross profit increases were primarily related to gas transmission work that was awarded during the fiscal year ended September 30, 2023 and continued into fiscal year 2024.

Electrical, Mechanical, & General construction services gross profit totaled $4.7 million for the three months ended March 31, 2024, a $2.3 million increase from $2.4 million for the three months ended March 31, 2023. Electrical, Mechanical, & General construction services gross profit totaled $8.2 million for the six months ended March 31, 2024, a $4.1 million increase from $4.1 million for the six months ended March 31, 2023. The gross profit increases were primarily related to an increase in general contracting and electrical services performed during the three and six months ended March 31, 2024, as compared to the same periods in the prior year.

Gross loss attributable to unallocated shop expenses totaled $1.1 million for the three months ended March 31, 2024, a $173,000 increase from $935,000 for the three months ended March 31, 2023. Gross loss attributable to unallocated shop expenses totaled $1.1 million for the six months ended March 31, 2024, a $118,000 decrease from $1.2 million for the six months ended March 31, 2023. The changes in unallocated shop expenses were due to changes in the amount of internal equipment charged to projects for the three and six months ended March 31, 2024, as compared to the same periods in the prior year.

Selling and administrative expenses. Total selling and administrative expenses increased by $1.4 million to $7.3 million for the three months ended March 31, 2024, as compared to $5.9 million for the same period in the prior year. Total selling and administrative expenses increased by $3.3 million to $14.5 million for the six months ended March 31, 2024, as compared to $11.2 million for the same period in the prior year. The increase was primarily related to additional personnel hired to secure and manage work for expected growth.

Other nonoperating income (expense). Other nonoperating expenses totaled $81,000 for the three months ended March 31, 2024, as compared to $11,000 for the same period in the prior year. The change was primarily related to an increase in charitable contributions. Other nonoperating expenses totaled $6,000 for the six months ended March 31, 2024, as compared to $91,000 for the same period in the prior year. The change was primarily related to an immaterial legal settlement that recouped costs expended in a prior period.

Interest expense. Interest expense totaled $623,000 for the three months ended March 31, 2024, an increase of $48,000 from $575,000 for the same period in the prior year. Interest expense totaled $1.2 million for the six months ended March 31, 2024, an increase of $150,000 from $1.1 million for the same period in the prior year. The increase in interest expense was primarily due to interest paid for equipment financing added in late fiscal year 2023 and an increase in interest rates.

Gain on sale of equipment. Gain on sale of equipment totaled $305,000 for the three months ended March 31, 2024, an increase of $257,000 from $48,000 for the same period in the prior year. Gain on sale of equipment totaled $292,000 for the six months ended March 31, 2024, an increase of $275,000 from $17,000 for the same period in the prior year. The Company sold certain underutilized or non-working pieces of equipment during the three and six months ended March 31, 2024, with no comparable sale occurring during the three and six months ended March 31, 2023.

Net income (loss). Loss before income taxes was $1.5 million for the three months ended March 31, 2024, as compared to $2.5 million for the same period in the prior year. Income before income taxes was $1.6 million for the six months ended March 31, 2024, as compared to a loss before income taxes of $2.5 million for the same period in the prior year. The increases were primarily related to the items mentioned above.

Income tax benefit for the three months ended March 31, 2024, was $373,000 compared to $650,000 for the same period in the prior year. The decrease in income tax benefit was due to the increase in taxable income for the three months ended March 31, 2024, as compared to the prior period. Income tax expense for the six months ended March 31, 2024, was $685,000 compared to an income tax benefit of $730,000 for the same period in the prior year. The increase in income tax expense was due to the increase in taxable income for the six months ended March 31, 2024, as compared to the prior year period.

Net loss for the three months ended March 31, 2024, was $1.1 million, as compared to $1.9 million for the same period in the prior year. Net income for the six months ended March 31, 2024 was $933,000, as compared to a net loss of $1.7 million for the same period in 2023.

Comparison of Financial Condition at March 31, 2024, and September 30, 2023

The Company had total assets of $136.1 million at March 31, 2024, a decrease of $6.4 million from the prior fiscal year end balance of $142.5 million.

Accounts receivable, net of allowance for doubtful accounts, totaled $46.4 million at March 31, 2024, a decrease of $4.8 million from the prior fiscal year end balance of $51.2 million. The decrease was primarily due to the timing of cash collections and project invoicing since September 30, 2023.

Cash and cash equivalents totaled $12.1 million at March 31, 2024, a decrease of $4.3 million from the prior fiscal year end balance of $16.4 million. The decrease was primarily due to a net $2.6 million investment in equipment, and a net $1.9 million used in financing activities, partially offset by a net $183,000 provided from operating activities.

Contract assets totaled $14.6 million at March 31, 2024, a decrease of $1.3 million from the prior fiscal year end balance of $16.0 million. The decrease was due to a difference in the timing of project billings at March 31, 2024, compared to September 30, 2023.

Right-of-use assets totaled $2.8 million at March 31, 2024, a decrease of $560,000 from the prior fiscal year end balance of $3.3 million. The decrease was primarily due to the amortization of operating leases during the six months ended March 31, 2024, partially offset by a net increase in leased vehicles.

Intangible assets, net totaled $3.2 million at March 31, 2024, a decrease of $216,000 from the prior fiscal year end balance of $3.4 million. The decrease was due to the amortization of intangible assets during the six months ended March 31, 2024.

Retainage receivable totaled $10.1 million at March 31, 2024, an increase of $2.5 million from the prior fiscal year end balance of $7.6 million. The increase was primarily due to more current year projects that require retainages to be withheld.

Prepaid expenses and other totaled $5.1 million at March 31, 2024, an increase of $1.6 million from the prior fiscal year end balance of $3.5 million. The increase was primarily due to an increase in prepaid insurance that will be expense throughout fiscal year 2024.

The Company had net property, plant and equipment of $37.0 million at March 31, 2024, an increase of $448,000 from the prior fiscal year end balance of $36.5 million. The increase was due to $5.3 million in asset additions, partially offset by $4.2 million in depreciation and net equipment disposals of $652,000.

Goodwill totaled $4.1 million at March 31, 2024 and September 30, 2023.

The Company had total liabilities of $101.6 million at March 31, 2024, a decrease of $6.4 million from the prior fiscal year end balance of $107.9 million.

Accounts payable totaled $18.7 million at March 31, 2024, a decrease of approximately $3.3 million from the prior fiscal year end balance of $22.0 million. The decrease was due to the timing of accounts payable payments as compared to September 30, 2023.

Accrued expenses and other current liabilities totaled $10.9 million at March 31, 2024, a decrease of $2.2 million from the prior fiscal year end balance of $13.1 million. The decrease was due to the timing of accrued expense payments, as compared to September 30, 2023.

Long-term debt totaled $23.2 million at March 31, 2024, a decrease of $1.8 million from the prior fiscal year end balance of $25.0 million. The decrease in long-term debt was primarily due to $3.5 million in payments on long-term debt, partially offset by $1.8 million in new equipment financing.

Contract liabilities totaled $16.3 million at March 31, 2024, a decrease of $1.4 million from the prior fiscal year end balance of $17.7 million. The decrease was due to a difference in the timing of project billings at March 31, 2024, as compared to September 30, 2023.

Current and long-term operating lease liabilities totaled $2.8 million at March 31, 2024, a decrease of $569,000 from the prior fiscal year end balance of $3.4 million. The decrease was due to payments made during the six months ended March 31, 2024.

Lines of credit and short-term borrowings totaled $22.5 million at March 31, 2024, an increase of $2.6 million from the prior fiscal year end balance of $19.8 million. The increase was primarily due to additional line of credit borrowings.

Deferred tax liabilities totaled $7.2 million at March 31, 2024, an increase of $331,000 from the prior fiscal year end balance of $6.9 million. The increase was primarily related to the reduction of the net operating loss carry forward during the six months ended March 31, 2024.

Shareholders’ equity was $34.6 million at March 31, 2024, a decrease of $25,000 from the prior fiscal year end balance of $34.6 million. The increase was primarily due to net income of $933,000 for the six months ended March 31, 2024, mostly offset by an annual cash dividend payment of $994,000 on January 2, 2024.

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

The line of credit is limited to a borrowing base calculation as summarized below:

	March 31, 2024	September 30, 2023
Eligible borrowing base	$21,267,302	$23,942,868

Borrowed on line of credit	12,300,000	8,712,915

Line of credit balance available	$8,967,302	$15,229,953

Interest rate	8.5%	8.5%

The modified financial covenants for the quarter ended June 30, 2023, and all subsequent quarters, are below:

●	Minimum tangible net worth of $28.0 million,
●	Minimum traditional debt service coverage of 1.50x on a rolling twelve- month basis,
●	Minimum current ratio of 1.20x,
●	Maximum debt to tangible net worth ratio (“TNW”) of 2.75x,
●	Each ratio and covenant shall be determined, tested, and measured as of each calendar quarter beginning June 30, 2023,
●	The Company shall maintain a ratio of Maximum Senior Funded Debt (“SFD”) to Earnings before Interest, Taxes, Depreciation and Amortization (“EBDITA”) equal to or less than 3.5:1. SFD shall mean any funded debt or lease of the Company, other than subordinated debt. The covenant shall be tested quarterly, at the end of each fiscal quarter, with EBITDA based on the preceding four quarters.

The Company’s lender has agreed to omit the effect of the PPP loan restatement from the Company’s covenant compliance calculations while a final decision on PPP loan forgiveness remains in question. Thus, the Company was in compliance with all covenants at March 31, 2024. The Company projects to meet all covenant requirements for the next twelve months.

Insurance Premiums Financed

The Company financed its captive insurance policy premiums on a short-term basis through a financing company for the calendar year ended December 31, 2023. These insurance policies include workers’ compensation, general liability, automobile, umbrella, and equipment policies. The Company made a down payment in January 2023 and financed the remaining premium amount over eleven monthly payments. At March 31, 2024 and September 30, 2023, the remaining balance of the insurance premiums was $0 and $950,000, respectively.

For the calendar year beginning January 1, 2024, the Company’s insurance company is accepting quarterly payments on certain insurance policies and the Company has prepaid the balance of the remaining policies as of March 31, 2024. The Company has no insurance premiums financed as of March 31, 2024.

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

Long-Term Debt

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with a bank to purchase the office building and property it had previously been leasing. The interest rate on this loan agreement is 4.82% with monthly payments of $7,800. The interest rate on this note is subject to change from time to time based on changes in the U.S. Treasury yield, adjusted to a constant maturity of three years as published by the Federal Reserve weekly. As of March 31, 2024, the Company had made principal payments of $413,000. The loan is collateralized by the building purchased under this agreement. The note is currently held by Peoples Bank, Inc., formerly First Bank of Charleston, Inc. (West Virginia).

On November 13, 2015, the Company entered into a 10-year $1.1 million loan agreement with United Bank to purchase the fabrication shop and property Nitro had previously been leasing. The variable interest rate on the loan agreement is 9.5% at March 31, 2024. As of March 31, 2024, the Company had made principal payments of $868,000. The loan is collateralized by the building and property purchased under this agreement.

On December 31, 2020, West Virginia Pipeline Acquisition Company, later renamed West Virginia Pipeline, Inc., entered into a $3.0 million sellers’ note agreement with David and Daniel Bolton for the remaining purchase price of West Virginia Pipeline, Inc. For the purchase price allocation, the $3.0 million note had a fair value of $2.85 million. As part of the $6.35 million acquisition price, the Company paid $3.5 million in cash in addition to the note. The unsecured five-year term note requires annual payments of at least $500,000 with a fixed interest rate of 3.25% on the $3.0 million sellers’ note, which equates to 5.35% on the carrying value of the note. As of March 31, 2024, the Company had made annual installment payments of $2.1 million.

On January 4, 2021, the Company entered into a $3.0 million Non-Revolving Note agreement with United Bank. This five-year agreement gave the Company access to a $3.0 million line of credit (“Equipment Line of Credit 2021”), specifically for the purchase of equipment, for a period of twelve months with a variable interest rate initially established at 4.25% as based on the Prime Rate as published by The Wall Street Journal. After twelve months, all borrowings against the Equipment Line of Credit 2021 were converted to a four-year term note agreement with a variable interest rate initially established at 4.25%. The loan is collateralized by the equipment purchased under this agreement. As of March 31, 2024, the Company borrowed $3.0 million against this line of credit with monthly payments of $68,150 that started in February 2022. The interest rate at March 31, 2023 was 9.5%. The Company has made principal payments of $1.5 million on this note as of March 31, 2024.

On April 2, 2021, the Company entered into a $3.5 million Non-Revolving Note agreement with United Bank. This five-year agreement repaid the outstanding $3.5 million line of credit that was used for the down payment on the West Virginia Pipeline acquisition. This loan has monthly installment payments of $64,853 and has a fixed interest rate of 4.25%. The loan is collateralized by the Company’s equipment and receivables. As of March 31, 2024, the Company had made principal payments of $2.0 million.

On April 29, 2022, the Company entered into a $7.5 million Non-Revolving Note agreement with United Bank. This five-year agreement was used to finance the purchase of Tri-State Paving and has monthly payments of $129,910 with a fixed interest rate of 4.25%. The Company has made principal payments of $2.5 million on this note as of March 31, 2024.

On October 10, 2022, the Company entered into a $3.1 million promissory note agreement with United Bank. This five-year agreement financed the previous cash value of equipment purchased in the Ryan Construction acquisition. This loan has monthly installment payments of $59,932 and has a fixed interest rate of 6.0%. The loan is collateralized by the Company’s equipment and receivables. As of March 31, 2024, the Company had made principal payments of $783,000.

On April 29, 2022, the Company entered into a $1.0 million promissory note agreement with Corns Enterprises, a related party, as partial consideration for the purchase of Tri-State Paving. David E. Corns remained as president of Tri-State Paving. This four-year agreement requires $250,000 principal installment payments on or before the end of each twelve (12) full calendar month period beginning April 29, 2022. Interest payments due shall be calculated on the principal balance remaining and shall be at the stated rate of 3.5% per year. The Company has made principal payments of $750,000 on this note as of March 31, 2024.

On June 1, 2023, the Company entered into a $9.3 million Non-Revolving Note agreement with United Bank. This five-year agreement gave the Company access to a $9.3 million line of credit (“Equipment Line of Credit 2023”), specifically for the purchase of equipment, for a period of six months with a fixed interest rate of 7.25%. After six months, all borrowings against the Equipment Line of Credit 2023 will convert to a fifty-four-month term note agreement with a fixed interest rate of 7.25%. The loan is collateralized by the equipment purchased under this agreement. As of March 31, 2024, the Company had borrowed $9.3 million against this line of credit and made $588,000 in principal payments.

Operating Leases

The Company leases office space for SQP for $1,500 per month. The lease, which was originally signed on March 25, 2021, is for a period of two years with five one-year renewals available immediately following the end of the base term. The Company has only committed to a one-year renewal and is evaluating the intent to renew for additional periods.

The Company had two lease agreements for construction equipment with a combined amount of $160,000 that were paid in full as of March 31, 2024. The leases had a term of twenty-two months with a stated interest rate of 0%, combined monthly installment payments of $6,645 and were cancellable at any time without penalty. The Company exercised the right to purchase the equipment at the expiration of the leases by applying the two-month deposit paid. The related assets and finance lease obligations associated with these lease agreements had been included in the consolidated balance sheets within property, plant and equipment and long-term debt.

The Company has two right-of-use operating leases acquired on April 29, 2022, as part of the Tri-State Paving, LLC transaction. The first operating lease, for the Hurricane, West Virginia facility, had a net present value of $236,000 at inception, and a carrying value of $86,000 at March 31, 2024. The second operating lease, for the Chattanooga, Tennessee facility, had a net present value of $144,000 at inception, and a carrying value of $24,000 at March 31, 2024. The 4.5% interest rate on the operating leases is based on the Company’s incremental borrowing rate at inception.

The Company has a right-of-use operating lease with Enterprise Fleet Management, Inc. (Enterprise) acquired on August 11, 2022, as part of the Ryan Environmental acquisition. This lease agreement was initially for thirty-one vehicles with a net present value of $1.2 million. The Company had seventy-one vehicles on lease at March 31, 2024. The right-of-use operating lease has a carrying value of $2.4 million at March 31, 2024. Each vehicle leased under the master lease program has its own implicit rate ranging from 12.8% to 15.6%.

The Company has a right-of-use operating lease with RICA Developers, LLC acquired on August 12, 2022 and renewed for one year effective October 1, 2023. This lease, for the Bridgeport, West Virginia facility, had a net present value of $125,000 at inception and a carrying value of $64,000 at March 31, 2024. The 8.5% interest rate on the operating lease was based on the Company’s incremental borrowing rate at renewal.

The Company has a right-of-use operating lease acquired on March 28, 2023. This lease, for the Winchester, Kentucky facility, had a net present value of $290,000 at inception and a carrying value of $209,000 at March 31, 2024. The 7.75% interest rate on the operating lease is based on the Company’s incremental borrowing rate at inception.

Off-Balance Sheet Arrangements

Due to the nature of our industry, we often enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Though for the most part not material in nature, some of these are:

Rental Agreements

The Company rents equipment for use on construction projects with rental agreements being week to week or month to month. Rental expense can vary by reporting period due to equipment requirements on construction projects and the availability of Company owned equipment. Rental expense, which is included in cost of goods sold on the consolidated statements of income, was $3.3 million and $1.5 million, respectively, for the three months ended March 31, 2024 and 2023. Rental expenses were $8.7 million and $4.2 million, respectively, for the six months ended March 31, 2024 and 2023.

Letters of Credit

Certain customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors and vendors on various customer projects. At March 31, 2024, the Company did not have any letters of credit outstanding.

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

Currently, the Company has an agreement with a surety company to provide bonding which will suit the Company’s immediate needs. The ability to obtain bonding for future contracts is an important factor in the contracting industry with respect to the type and value of contracts that can be bid. Depending upon the size and conditions of a particular contract, the Company may be required to post letters of credit or other collateral in favor of the insurer. Posting of these letters or other collateral will reduce our borrowing capabilities. The Company does not anticipate any claims in the foreseeable future. At March 31, 2024, the Company had $94.9 million in performance bonds outstanding.

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

Please see the tables below for customers that represent 10.0% or more of the Company’s revenue or accounts receivable, net of retention for the three and six months ended March 31, 2024 and 2023:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31,	March 31,	March 31,	March 31,
Revenue	2024	2023	2024	2023
TransCanada Corporation	*	*	15.8%	*
All other	100.0%	100.0%	84.2%	100.0%
Total	100.0%	100.0%	100.0%	100.0%

*Less than 10.0% and included in “All other” if applicable

Accounts receivable, net of retention	at March 31, 2024	at March 31, 2023
Yates Construction	14.0%	*
All other	86.0%	100.0%
Total	100.0%	100.0%

*Less than 10.0% and included in “All other” if applicable

Litigation

In February 2018, the Company filed a lawsuit against a former customer (the “Defendant”) in the United States District Court for the Western District of Pennsylvania. The lawsuit is related to a dispute over work performed on a pipeline construction project. On November 21, 2022, a Judgment Order was issued, and the Company was awarded $13.1 million, of which $5.8 million was the jury award, $1.6 million was for attorney’s fees, and $5.7 million was for penalties and interest. The amounts awarded by the Judgment Order have not been recognized in the Company’s consolidated financial statements as of March 31, 2024. The Company’s attorney’s fees have been expensed as incurred. On April 17, 2024, the United States Court of Appeals for the Third Circuit (the “Appeals Court”) affirmed the decision of the United States District Court for the Western District of Pennsylvania. On May 1, 2024, the Defendant filed a Petition for Rehearing or Rehearing En Banc with the Appeals Court.

On November 12, 2021, the Company received a withdrawal liability claim from a pension plan to which the Company made pension contributions for union construction employees performing covered work in a particular jurisdiction. The Company has not performed covered work in their jurisdiction since 2011; however, the Company disagrees with the withdrawal claim and believes it is covered by an exemption under federal law. The demand called for thirty-four quarterly installment payments of $41,000 starting December 15, 2021. The Company must comply with the demand under federal pension law; however, the Company firmly believes no withdrawal liability exists. The Company is in negotiations with the pension fund to resolve the matter and all future payments have been suspended as part of the negotiation. The Company has expensed all $164,000 in payments made through September 30, 2022 and does not expect any future liabilities related to this claim. The Company did not make any payments during the three and six months ended March 31, 2024.

Other than described above, at March 31, 2024, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties, or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At March 31, 2024, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

Related Party Transactions

On April 29, 2022, the Company entered into a $1.0 million promissory note agreement with Corns Enterprises as partial consideration for the purchase of Tri-State Paving. This four-year agreement requires $250,000 principal installment payments on or before the end of each twelve (12) full calendar month period beginning April 29, 2022. Interest payments due shall be calculated on the principal balance remaining and shall be at the stated rate of 3.5% per year. The Company has made $750,000 in principal payments on this note as of March 31, 2024.

Subsequent to the April 29, 2022 acquisition of Tri-State Paving, the Company entered into an operating lease for facilities in Hurricane, West Virginia with Corns Enterprises. This thirty-six-month lease is treated as a right to use asset and has payments of $7,000 per month. The total net present value at inception was $236,000 with a carrying value of $86,000 at March 31, 2024.

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

Other than mentioned above, there were no new material related party transactions entered into during the three and six months ended March 31, 2024.

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

Inflation

Most significant project materials, such as pipe or electrical wire, are provided by the Company’s customers. When possible, the Company attempts to lock in pricing with vendors and include qualifications regarding material costs increases in bids. Where allowed by contract, the Company will address fuel cost increases with customers. Significant inflation or supply chain issues could cause customers to delay or cancel planned projects; however, inflation did not have a significant effect on our results for the three and six months ended March 31, 2024 and 2023.

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

The following table presents our costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings at March 31, 2024 and September 30, 2023:

	March 31, 2024	September 30, 2023
Costs incurred on contracts in progress	$403,385,426	$287,347,650
Estimated earnings, net of estimated losses	42,599,658	38,976,895
	445,985,084	326,324,545
Less billings to date	447,645,219	328,112,326
	$(1,660,135)	$(1,787,781)

Costs and estimated earnings in excess of billed on uncompleted contracts	$14,648,381	$15,955,220

Less billings in excess of costs and estimated earnings on uncompleted contracts	16,308,516	17,743,001

	$(1,660,135)	$(1,787,781)

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

Materially incorrect estimates of bad debt reserves could result in an unexpected loss in profitability for the Company. Additionally, frequently changing reserves could be an indication of risky or unreliable customers. At March 31, 2024, the management review deemed that the allowance for doubtful accounts was adequate.

Please see the allowance for doubtful accounts table below:

	March 31, 2024	September 30, 2023
Balance at beginning of period	$51,063	$70,310
Charged to expense	—	—
Deductions for uncollectible receivables written off, net of recoveries	—	(19,247)
Balance at end of period	$51,063	$51,063

Impairment of goodwill and intangible assets

The Company follows the guidance of Accounting Standards Codification (“ASC”) 350-20-35-3 “Intangibles-Goodwill and Other (Topic 350)” which requires a company to record an impairment charge based on the excess of a reporting unit’s carrying amount of goodwill over its fair value. Under the current guidance, companies can first choose to assess any impairment based on qualitative factors (Step 0). If a company fails this test or decides to bypass this step, it must proceed with a quantitative assessment of goodwill impairment. The Company did not have a goodwill impairment at March 31, 2024.

Materially incorrect estimates could cause an impairment of goodwill or intangible assets and result in a loss in profitability for the Company.

A table of the Company’s intangible assets subject to amortization is below:

			Accumulated	Accumulated	Amortization	Amortization	Amortization	Amortization
	Remaining Life		Amortization	Amortization	and Impairment	and Impairment	and Impairment	and Impairment
	(in months) at		and Impairment	and Impairment	Three Months	Six Months	Three Months	Six Months	Net Book Value	Net Book Value
	March 31,		at March 31,	at September 30,	Ended March 31,	Ended March 31,	Ended March 31,	Ended March 31,	at March 31,	at September 30,
Intangible assets:	2024	Original Cost	2024	2023	2024	2024	2023	2023	2024	2023

West Virginia Pipeline:
Customer Relationships	81	$2,209,724	718,145	$607,661	55,242	110,484	65,647	120,889	$1,491,579	$1,602,063
Tradename	81	263,584	85,682	72,500	6,591	13,182	6,587	13,182	177,902	191,084
Non-competes	—	83,203	83,203	83,203	—	—	—	10,397	—	—

Revolt Energy:
Employment agreement/non-compete	—	100,000	100,000	100,000	—	—	4,167	8,334	—	—

Tri-State Paving:
Customer Relationships	97	1,649,159	316,089	233,631	41,229	82,458	41,178	82,458	1,333,070	1,415,528
Tradename	97	203,213	38,949	28,789	5,080	10,160	5,079	10,161	164,264	174,424
Non-competes	—	39,960	39,960	39,960	—	—	9,963	19,980	—	—

Total intangible assets		$4,548,843	$1,382,028	$1,165,744	$108,142	$216,284	$132,621	$265,401	$3,166,815	$3,383,099

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

The Company’s depreciation expenses for the three months ended March 31, 2024 and 2023 were $2.1 million and $1.8 million, respectively. The Company’s depreciation expenses for the six months ended March 31, 2024 and 2023 were $4.2 million and $3.6 million, respectively. In general, depreciation is included in “cost of revenues” on the Company’s consolidated statements of income.

The Company’s amortization expenses for the three months ended March 31, 2024 and 2023 were $108,142 and $132,621, respectively. The Company’s amortization expenses for the six months ended March 31, 2024 and 2023 were $216,284 and $265,401, respectively. In general, amortization is included in “cost of revenues” on the Company’s consolidated statements of income.

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

The income tax benefit for the three months ended March 31, 2024 was $373,000 as compared to $650,000 for the three months ended March 31, 2023. The income tax expense for the six months ended March 31, 2024 was $685,000 as compared to an income tax benefit of $730,000 for the six months ended March 31, 2023. The changes were due to an increase in taxable income for the three and six months ended March 31, 2024, as compared to the same period in 2023.

The effective income tax rate for the three and six months ended March 31, 2024, was (25.2%) and 42.3%, respectively, as compared to (25.8%) and (29.6%), respectively, for the same periods in 2023. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income and non-deductible expenses.

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

New Accounting Pronouncements

On October 28, 2021, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments of this ASU require entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The amendments are effective for public business entities for the fiscal years, including interim periods within those the fiscal years, beginning after December 15, 2022. For all other entities they are effective for the fiscal years, including interim periods within those the fiscal years, beginning after December 15, 2023. Entities should apply the amendments prospectively to business combinations that occur after the effective date. Early adoption is permitted, including in any interim period, for public business entities for periods for which financial statements have not yet been issued, and for all other entities for periods for which financial statements have not yet been made available for issuance. The Company is currently assessing the effect that ASU 2021-08 will have on its results of operations, financial position and cash flows; however, the Company does not expect a significant impact.

Subsequent Events

On April 17, 2024, the United States Court of Appeals for the Third Circuit (the “Court”) affirmed the decision of the United States District Court for the Western District of Pennsylvania in a lawsuit filed by the Company against a former customer (“Defendant”) related to a dispute over work performed on a pipeline contract. On May 1, 2024, the Defendant filed a Petition for Rehearing or Rehearing En Banc with the Court. Please see Litigation on page 31 for further details.

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

The Company is seeing a significant increase in bid opportunities for natural gas transmission and distribution projects along with electrical, mechanical, and general construction projects. The Company’s backlog at March 31, 2024, was $222.8 million, as compared to $224.6 million and $229.8 million at March 31, 2023, and September 30, 2023, respectively. While adding additional projects appears likely, no assurances can be given that the Company will be successful in bidding on projects that become available. Moreover, even if the Company obtains contracts, there can be no guarantee that the projects will go forward.

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

There has been no change in Energy Services of America Corporation’s internal control over financial reporting during Energy Services of America Corporation’s second quarter of fiscal year 2024 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

In February 2018, the Company filed a lawsuit against a former customer (the “Defendant”) in the United States District Court for the Western District of Pennsylvania. The lawsuit is related to a dispute over work performed on a pipeline construction project. On November 21, 2022, a Judgment Order was issued, and the Company was awarded $13.1 million, of which $5.8 million was the jury award, $1.6 million was for attorney’s fees, and $5.7 million was for penalties and interest. The amounts awarded by the Judgment Order have not been recognized in the Company’s consolidated financial statements as of March 31, 2024. The Company’s attorney’s fees have been expensed as incurred. On April 17, 2024, the United States Court of Appeals for the Third Circuit (the “Appeals Court”) affirmed the decision of the United States District Court for the Western District of Pennsylvania. On May 1, 2024, the Defendant filed a Petition for Rehearing or Rehearing En Banc with the Appeals Court.

On November 12, 2021, the Company received a withdrawal liability claim from a pension plan to which the Company made pension contributions for union construction employees performing covered work in a particular jurisdiction. The Company has not performed covered work in their jurisdiction since 2011; however, the Company disagrees with the withdrawal claim and believes it is covered by an exemption under federal law. The demand called for thirty-four quarterly installment payments of $41,000 starting December 15, 2021. The Company must comply with the demand under federal pension law; however, the Company firmly believes no withdrawal liability exists. The Company is in negotiations with the pension fund to resolve the matter and all future payments have been suspended as part of the negotiation. The Company has expensed all $164,000 in payments made through September 30, 2022 and does not expect any future liabilities related to this claim. The Company did not make any payments during the three and six months ended March 31, 2024.

Other than described above, at March 31, 2024, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties, or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At March 31, 2024, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. Risk Factors

Please see the information disclosed in the “Risk Factors” section of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on January 16, 2024. There have been no material changes to the risk factors since the filing of the Annual Report on Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)	There have been no unregistered sales of equity securities during the period covered by the report.
(b)	None.
(c)	On July 6, 2022, the Company announced a share repurchase program (“Program”), pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate repurchase not to exceed 1,000,000 shares, which is approximately 6.0% of its outstanding common stock. The Program has no expiration date. There were no repurchases of Energy Services of America Corporation’s shares of its common stock during the three months ended March 31, 2024.

ITEM 5. Other Information

During the second fiscal quarter of 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

ENERGY SERVICES OF AMERICA CORPORATION

Date: May 8, 2024	By:	/s/ Douglas V. Reynolds
Douglas V. Reynolds
Chief Executive Officer

Date: May 8, 2024	By:	/s/ Charles P. Crimmel
Charles P. Crimmel
Chief Financial Officer