Form 10-Q
period 2024-06-30
Energy Services of America CORP
filed 2024-08-12
CIK 1357971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024.

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

As of August 9, 2024, there were 16,570,685 outstanding shares of the Registrant’s Common Stock.

Part 1. Financial Information

Item 1. Financial Statements (Unaudited):

Energy Services of America Corporation

Consolidated Balance Sheets

Unaudited

	June 30,	September 30,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$14,537,867	$16,431,572
Accounts receivable-trade	50,173,780	51,219,958
Allowance for doubtful accounts	(51,063)	(51,063)
Retainages receivable	10,279,019	7,589,749
Other receivables	1,122,220	516,968
Contract assets	21,046,114	15,955,220
Prepaid expenses and other	4,245,892	3,520,178
Total current assets	101,353,829	95,182,582

Property, plant and equipment, at cost	90,554,178	84,329,349
less accumulated depreciation	(52,703,476)	(47,799,840)
Total property and equipment, net	37,850,702	36,529,509

Right-of-use assets-operating leases	2,497,162	3,326,405
Intangible assets, net	3,058,673	3,383,099
Goodwill	4,087,554	4,087,554
Total assets	$148,847,920	$142,509,149

Liabilities and shareholders’ equity
Current liabilities
Current maturities of long-term debt	$7,177,071	$6,107,277
Lines of credit and short-term borrowings	10,259,700	19,847,470
Current maturities of operating lease liabilities	1,114,734	1,075,815
Accounts payable	19,445,674	22,026,639
Accrued expenses and other current liabilities	12,021,416	13,103,944
Contract liabilities	17,944,618	17,743,001
Income tax payable	5,691,264	—
Total current liabilities	73,654,477	79,904,146

Long-term debt, less current maturities	14,502,286	18,870,529
Long-term operating lease liabilities, less current maturities	1,372,062	2,274,975
Deferred tax liability	7,282,967	6,870,510
Total liabilities	96,811,792	107,920,160

Shareholders’ equity
Common stock, $.0001 par value Authorized 50,000,000 shares, 17,896,016 issued and 16,570,685 outstanding at June 30, 2024 and 17,885,615 issued and 16,567,185 outstanding at September 30, 2023	1,790	1,789
Treasury stock, 1,325,331 shares at June 30, 2024 and 1,318,430 shares at September 30, 2023	(133)	(132)
Additional paid in capital	60,282,921	60,288,745
Retained deficit	(8,248,450)	(25,701,413)
Total shareholders’ equity	52,036,128	34,588,989
Total liabilities and shareholders’ equity	$148,847,920	$142,509,149

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Income

Unaudited

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Revenue	$85,923,760	$85,529,892	$247,214,602	$199,245,920

Cost of revenues	70,615,936	74,650,897	214,828,263	178,480,010

Gross profit	15,307,824	10,878,995	32,386,339	20,765,910

Selling and administrative expenses	6,815,191	5,283,617	21,335,862	16,487,502
Income from operations	8,492,633	5,595,378	11,050,477	4,278,408

Other income (expense)
Interest income	—	—	—	196
Other nonoperating expense	(27,446)	(72,338)	(33,935)	(163,525)
Income from lawsuit judgement	15,634,499	—	15,634,499	—
Interest expense	(546,960)	(639,888)	(1,771,560)	(1,713,862)
Gain on sale of equipment	571	30,136	292,166	47,073
	15,060,664	(682,090)	14,121,170	(1,830,118)

Income before income taxes	23,553,297	4,913,288	25,171,647	2,448,290

Income tax expense	6,039,670	1,497,742	6,724,653	767,970

Net income	$17,513,627	$3,415,546	$18,446,994	$1,680,320

Weighted average shares outstanding-basic	16,565,827	16,602,556	16,567,034	16,659,169

Weighted average shares-diluted	16,597,982	16,602,556	16,602,903	16,659,169

Earnings per share-basic	$1.06	$0.21	$1.11	$0.10

Earnings per share-diluted	$1.06	$0.21	$1.11	$0.10

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Cash Flows

Unaudited

	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
	2024	2023
Cash flows from operating activities:
Net income	$18,446,994	$1,680,320

Adjustments to reconcile net income to net cash provided by operating activities:
Accreted interest on PPP loans	75,380	74,613
Depreciation expense	6,338,224	5,356,166
Gain on sale of equipment	(292,166)	(47,073)
Provision for deferred taxes	412,457	699,932
Amortization of intangible assets	324,426	401,221
Accreted interest on notes payable	53,977	31,200
Vested restricted stock award compensation expense	35,556	—
Decrease (increase) in accounts receivable	1,046,178	(9,369,616)
Increase in retainage receivable	(2,689,270)	(2,881,285)
Increase in other receivables	(605,252)	(556,165)
(Increase) decrease in contract assets	(5,090,894)	3,910,675
(Increase) decrease in prepaid expenses and other	(725,714)	2,907,881
Decrease in accounts payable	(2,580,965)	(1,480,418)
Increase (decrease) in accrued expenses and other current liabilities	4,573,985	(969,652)
Increase in contract liabilities	201,617	10,548,603
Net cash provided by operating activities	19,524,533	10,306,402

Cash flows from investing activities:
Investment in property and equipment	(6,666,139)	(8,498,746)
Proceeds from sales of property and equipment	995,324	546,672
Net cash used in investing activities	(5,670,815)	(7,952,074)

Cash flows from financing activities:
Dividends on common stock	(994,031)	(833,360)
Treasury stock purchased	(41,380)	(219,615)
Borrowings on lines of credit and short-term debt, net of (repayments)	(9,663,150)	1,197,792
Proceeds from long-term debt	—	3,100,000
Principal payments on long-term debt	(5,048,862)	(3,988,057)
Net cash used in financing activities	(15,747,423)	(743,240)
(Decrease) increase in cash and cash equivalents	(1,893,705)	1,611,088
Cash and cash equivalents beginning of period	16,431,572	7,427,474
Cash and cash equivalents end of period	$14,537,867	$9,038,562

Supplemental schedule of noncash investing and financing activities:
Purchases of property & equipment under financing agreements	$1,696,436	$892,735
Prepaid insurance premiums financed	$—	$3,811,644
Operating lease right-of-use asset disposals, net of acquisitions in exchange for operating liabilities	$(36,667)	$2,618,530

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$1,690,100	$1,636,404
Income taxes	$1,251,818	$—

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Changes in Shareholders’ Equity

For the three and nine months ended June 30, 2024 and 2023

						Total
	Common Stock		Additional Paid	Retained	Treasury	Shareholders’
	Shares	Amount	in Capital	Deficit	Stock	Equity
Balance at September 30, 2023	16,567,185	$1,789	$60,288,745	$(25,701,413)	$(132)	$34,588,989

Net income	—	—	—	2,042,195	—	2,042,195

Dividends on common stock ($0.06 per share on 16,567,185 shares)	—	—	—	(994,031)	—	(994,031)

Balance at December 31, 2023	16,567,185	$1,789	$60,288,745	$(24,653,249)	$(132)	$35,637,153

Net loss	—	—	—	(1,108,828)	—	(1,108,828)

Vested restricted stock award	10,401	1	35,555	—	—	35,556

Balance at March 31, 2024	16,577,586	1,790	60,324,300	(25,762,077)	(132)	34,563,881

Net income	—	—	—	17,513,627	—	17,513,627

Treasury stock purchased by company	(6,901)	—	(41,379)	—	(1)	(41,380)

Balance at June 30, 2024	16,570,685	$1,790	$60,282,921	$(8,248,450)	$(133)	$52,036,128

						Total
	Common Stock		Additional Paid	Retained	Treasury	Shareholders’
	Shares	Amount	in Capital	Deficit	Stock	Equity
Balance at September 30, 2022	16,667,185	$1,789	$60,508,350	$(32,269,473)	$(122)	$28,240,544

Net income	—	—	—	138,374	—	138,374

Balance at December 31, 2022	16,667,185	$1,789	$60,508,350	$(32,131,099)	$(122)	$28,378,918

Net loss	—	—	—	(1,873,600)	—	(1,873,600)

Dividends on common stock ($0.05 per share on 16,667,185 shares)	—	—	—	(833,360)	—	(833,360)

Treasury stock purchased by company	(32,181)	—	(71,652)	—	(3)	(71,655)

Balance at March 31, 2023	16,635,004	$1,789	$60,436,698	$(34,838,059)	$(125)	$25,600,303

Net income	—	—	—	3,415,546	—	3,415,546

Treasury stock purchased by company	(67,819)	—	(147,953)	—	(7)	(147,960)

Balance at June 30, 2023	16,567,185	$1,789	$60,288,745	$(31,422,513)	$(132)	$28,867,889

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

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto for the years ended September 30, 2023, and 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on January 16, 2024. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to the interim financial reporting rules and regulations of the SEC. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and nine months ended June 30, 2024 and 2023 are not necessarily indicative of the results to be expected for the full year or any other interim period.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Please refer to Note 2 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended September 30, 2023, for a more detailed discussion of our significant accounting policies. There were no material changes to these significant accounting policies during the three and nine months ended June 30, 2024.

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

5.  DISAGGREGATION OF REVENUE

The Company disaggregates revenue based on the following lines of service: (1) Gas & Water Distribution, (2) Gas & Petroleum Transmission, and (3) Electrical, Mechanical, & General services and construction. Our contract types are: Lump Sum, Unit Price, Cost Plus and Time and Materials (“T&M”). The following tables present our disaggregated revenue for the three and nine months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024
			Electrical,
	Gas & Water	Gas & Petroleum	Mechanical, &	Total revenue
	Distribution	Transmission	General	from contracts
Lump sum contracts	$—	$—	$30,678,722	$30,678,722
Unit price contracts	22,536,366	16,687,458	579,567	39,803,391
Cost plus and T&M contracts	—	451,348	14,990,299	15,441,647
Total revenue from contracts	$22,536,366	$17,138,806	$46,248,588	$85,923,760

Earned over time	$605,362	$16,687,458	$32,717,660	$50,010,480
Earned at point in time	21,931,004	451,348	13,530,928	35,913,280
Total revenue from contracts	$22,536,366	$17,138,806	$46,248,588	$85,923,760

	Nine Months Ended June 30, 2024
			Electrical,
	Gas &Water	Gas & Petroleum	Mechanical, &	Total revenue
	Distribution	Transmission	General	from contracts
Lump sum contracts	$—	$—	$86,311,693	$86,311,693
Unit price contracts	53,892,952	53,580,598	3,290,437	110,763,987
Cost plus and T&M contracts	—	1,884,529	48,254,393	50,138,922
Total revenue from contracts	$53,892,952	$55,465,127	$137,856,523	$247,214,602

Earned over time	$10,746,633	$53,580,598	$95,859,496	$160,186,727
Earned at point in time	43,146,319	1,884,529	41,997,027	87,027,875
Total revenue from contracts	$53,892,952	$55,465,127	$137,856,523	$247,214,602

	Three Months Ended June 30, 2023
			Electrical,
	Gas & Water	Gas & Petroleum	Mechanical, &	Total revenue
	Distribution	Transmission	General	from contracts
Lump sum contracts	$—	$—	$29,132,537	$29,132,537
Unit price contracts	17,906,005	28,488,329	1,568,962	47,963,296
Cost plus and T&M contracts	—	—	8,434,059	8,434,059
Total revenue from contracts	$17,906,005	$28,488,329	$39,135,558	$85,529,892

Earned over time	$7,738,419	$28,488,329	$35,991,934	$72,218,682
Earned at point in time	10,167,586	—	3,143,624	13,311,210
Total revenue from contracts	$17,906,005	$28,488,329	$39,135,558	$85,529,892

	Nine Months Ended June 30, 2023
			Electrical,
	Gas & Water	Gas & Petroleum	Mechanical, &	Total revenue
	Distribution	Transmission	General	from contracts
Lump sum contracts	$—	$—	$68,633,633	$68,633,633
Unit price contracts	43,825,957	50,718,004	4,368,041	98,912,002
Cost plus and T&M contracts	—	—	31,700,285	31,700,285
Total revenue from contracts	$43,825,957	$50,718,004	$104,701,959	$199,245,920

Earned over time	$21,328,177	$50,718,004	$97,618,445	$169,664,626
Earned at point in time	22,497,780	—	7,083,514	29,581,294
Total revenue from contracts	$43,825,957	$50,718,004	$104,701,959	$199,245,920

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

During the three and nine months ended June 30, 2024, we recognized revenue of $0.6 million and $16.0 million, respectively, that was included in the contract liability balance at September 30, 2023.

Accounts receivable-trade, net of allowance for doubtful accounts, contract assets and contract liabilities consisted of the following:

	June 30, 2024	September 30, 2023	Change
Accounts receivable-trade, net of allowance for doubtful accounts	$50,122,717	$51,168,895	$(1,046,178)

Contract assets
Cost and estimated earnings in excess of billings	$21,046,114	$15,955,220	$5,090,894

Contract liabilities
Billings in excess of cost and estimated earnings	$17,944,618	$17,743,001	$201,617

7.  PERFORMANCE OBLIGATIONS

For the three and nine months ended June 30, 2024, there was no significant revenue recognized as a result of changes in contract transaction price related to performance obligations that were satisfied prior to September 30, 2023. Changes in contract transaction price can result from items such as executed or estimated change orders, and unresolved contract modifications and claims.

At June 30, 2024, the Company had $182.9 million in remaining unsatisfied performance obligations, in which revenue is expected to be recognized over the next twelve months.

8.  UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts as of June 30, 2024 and September 30, 2023, are summarized as follows:

	June 30, 2024	September 30, 2023
Costs incurred on contracts in progress	$347,023,673	$287,347,650
Estimated earnings, net of estimated losses	55,753,948	38,976,895
	402,777,621	326,324,545
Less billings to date	399,676,125	328,112,326
	$3,101,496	$(1,787,781)

Costs and estimated earnings in excess of billed on uncompleted contracts	$21,046,114	$15,955,220

Less billings in excess of costs and estimated earnings on uncompleted contracts	17,944,618	17,743,001

	$3,101,496	$(1,787,781)

The Company’s unaudited backlog at June 30, 2024 and September 30, 2023 was $250.9 million and $229.8 million, respectively.

9.  FAIR VALUE MEASUREMENTS

The fair value measurement guidance of the Financial Accounting Standards Board (“FASB”) ASC 820, Fair Measurement defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and specifies disclosures about fair value measurements.

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

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed-rate debt was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $30.6 million at June 30, 2024 was $29.2 million. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $33.8 million at September 30, 2023 was $32.1 million.

All other current assets and liabilities are carried at net realizable value which approximates fair value because of their short duration to maturity.

10.  EARNINGS PER SHARE

The amounts used to compute the earnings per share for the three and nine months ended June 30, 2024 and 2023 are summarized below.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income	$17,513,627	$3,415,546	$18,446,994	$1,680,320

Weighted average shares outstanding-basic	16,565,827	16,602,556	16,567,034	16,659,169

Weighted average shares outstanding-diluted	16,597,982	16,602,556	16,602,903	16,659,169

Earnings per share available to common shareholders	$1.06	$0.21	$1.11	$0.10

Earnings per share available to common shareholders-diluted	$1.06	$0.21	$1.11	$0.10

11.  INCOME TAXES

The components of income taxes are as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Federal
Current	$4,634,449	$68,038	$4,909,486	$68,038
Deferred	63,072	1,104,844	320,800	542,938
Total	4,697,521	1,172,882	5,230,286	610,976

State
Current	1,324,128	—	1,402,710	—
Deferred	18,021	324,860	91,657	156,994
Total	1,342,149	324,860	1,494,367	156,994
Total income tax expense (benefit)	$6,039,670	$1,497,742	$6,724,653	$767,970

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

The effective income tax rate for the three and nine months ended June 30, 2024 was 25.6% and 30.5%, respectively, as compared to 26.7% and 31.4%, respectively, for the same period in 2023. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income and non-deductible expenses.

Major items that can affect the effective tax rate include amortization of goodwill and intangible assets and non-deductible amounts for per diem expenses.

The income tax effects of temporary differences giving rise to the deferred tax assets and liabilities are as follows:

	June 30, 2024	September 30, 2023
Deferred tax liabilities
Property and equipment	$7,681,483	$8,141,025
Other	619,558	588,632
Total deferred tax liabilities	$8,301,041	$8,729,657

Deferred income tax assets
Accruals & Other	$1,018,074	$948,704
Net operating loss carryforward	—	910,443
Total deferred tax assets	$1,018,074	$1,859,147

Total net deferred tax liabilities	$7,282,967	$6,870,510

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, which will result in taxable or deductible amounts in the future. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company had $0 and $3.0 million of federal net operating loss carryforwards at June 30, 2024 and September 30, 2023, respectively. The Company had state net operating loss carryforwards at June 30, 2024 and September 30, 2023, respectively that begin to expire in 2025, that were not significant.

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

12.  SHORT-TERM AND LONG-TERM DEBT

Operating Line of Credit

On January 19, 2023, the Company received an amendment to its $15.0 million operating line of credit which increased the line of credit to $30.0 million with a maturity date of June 28, 2023. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%. On June 1, 2023, the agreement was renewed through June 28, 2024. The Company is working with its lender and expects the operating line of credit to be extended in the Company’s fourth quarter of fiscal year 2024.

The line of credit is limited to a borrowing base calculation as summarized below:

	June 30, 2024	September 30, 2023
Eligible borrowing base	$18,971,952	$23,942,868

Borrowed on line of credit	—	8,712,915

Line of credit balance available	$—	$15,229,953

Interest rate	8.5%	8.5%

The modified financial covenants for the quarter ended June 30, 2023, and all subsequent quarters, are below:

●	Minimum tangible net worth of $28.0 million,
●	Minimum traditional debt service coverage of 1.50x on a rolling twelve- month basis,
●	Minimum current ratio of 1.20x,
●	Maximum debt to tangible net worth ratio (“TNW”) of 2.75x,

●	Each ratio and covenant shall be determined, tested, and measured as of each calendar quarter beginning June 30, 2023,
●	The Company shall maintain a ratio of Maximum Senior Funded Debt (“SFD”) to Earnings before Interest, Taxes, Depreciation and Amortization (“EBDITA”) equal to or less than 3.5:1. SFD shall mean any funded debt or lease of the Company, other than subordinated debt. The covenant shall be tested quarterly, at the end of each fiscal quarter, with EBITDA based on the preceding four quarters.

The Company’s lender has agreed to omit the effect of the PPP loan restatement from the Company’s covenant compliance calculations while a final decision on PPP loan forgiveness remains in question. Thus, the Company was in compliance with all covenants at June 30, 2024. The Company projects to meet all covenant requirements for the next twelve months.

Insurance Premiums Financed

The Company financed its captive insurance policy premiums on a short-term basis through a financing company for the calendar year ended December 31, 2023. These insurance policies include workers’ compensation, general liability, automobile, umbrella, and equipment policies. The Company made a down payment in January 2023 and financed the remaining premium amount over eleven monthly payments. At June 30, 2024 and September 30, 2023, the remaining balance of the insurance premiums was $0 and $950,000, respectively.

For the calendar year beginning January 1, 2024, the Company’s insurance company is accepting quarterly payments on certain insurance policies and the Company has prepaid the balance of the remaining policies as of June 30, 2024. The Company has no insurance premiums financed as of June 30, 2024.

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

A summary of short-term and long-term debt as of June 30, 2024 and September 30, 2023 is as follows:

	June 30, 2024	September 30, 2023
Line of credit payable to bank, monthly interest at 8.5%, final payment due by June 28, 2024, guaranteed by certain directors of the Company.	$—	$8,712,915

Equipment line of credit with a total of $9.3 million and $8.5 million of $9.3 million available borrowed at June 30, 2024 and September 30, 2023, respectively, fixed interest at 7.25% of outstanding balance due in monthly installments between June 1, 2023 and December 1, 2023. Payments of $202,809 due in monthly installments, including fixed interest at 7.25%, beginning January 2024 with final payment due February 2028, secured by equipment, guaranteed by certain directors of the Company.	8,260,545	8,487,085

Paycheck Protection Program loans from Small Business Administration, 1.0% simple interest, initially forgiven in the fiscal year ended September 30, 2021. Final forgiveness decision has not been determined.	10,259,700	10,184,320

Term note payable to United Bank, WV Pipeline acquisition, due in monthly installments of $64,853 interest at 4.25%, final payment due by March 25, 2026, secured by receivables and equipment, guaranteed by certain directors of the Company.	1,315,129	1,790,051

Notes payable to finance companies, due in monthly installments totaling $77,000 at June 30, 2024 and $50,000 at September 30, 2023, including interest ranging from 0.00% to 6.0%, final payments due July 2024 through August 2026, secured by equipment.	1,696,086	1,290,148

Note payable to finance company for insurance premiums financed, due in monthly installments totaling $327,000 in calendar year 2023 and $282,000 in calendar year 2022, including interest rate at 6.70%, final payment due December 2023.	—	950,235

Notes payable to bank, due in monthly installments totaling $7,848, including interest at 4.82%, final payment due November 2034 secured by building and property.	774,680	813,242

Notes payable to bank, due in monthly installments totaling $12,580, including interest at 9.5%, final payment due November 2025 secured by building and property, guaranteed by certain directors of the Company.	199,782	294,761

Notes payable to bank, due in monthly installments totaling $59,932, including fixed interest at 6.0%, final payment due October 2027 secured by receivables and equipment, guaranteed by certain directors of the Company.	2,172,105	2,601,404

Notes payable to David Bolton and Daniel Bolton, due in annual installments totaling $500,000, including interest at 3.25%, final payment due December 31, 2026, unsecured.	932,500	1,660,000

Notes payable to bank, interest at 4.25% of outstanding balance due in monthly installments between January 2021 and January 2022 with note payments beginning February 2022. Payments due in monthly installments totaling $68,150, including interest at 9.5%, final payment due January 2026, secured by equipment, guaranteed by certain directors of the Company.	1,380,317	1,873,831

Term note payable to United Bank, Tri-State Paving acquisition, due in monthly installments of $129,910, including interest at 4.50%, final payment due by June 1, 2027, secured by receivables and equipment, guaranteed by certain directors of the Company.	4,698,213	5,698,761

Notes payable to Corns Enterprises, $1,000,000 with fair value of $936,000, due in annual installments totaling $250,000, including interest at 3.50%, final payment due April 29, 2026, unsecured.	250,000	468,523

Total debt	$31,939,057	$44,825,276

Less current maturities	17,436,771	25,954,747

Total long term debt, less current maturities	$14,502,286	$18,870,529

13.  GOODWILL AND INTANGIBLE ASSETS

The Company follows the guidance of ASC Topic 350, Intangibles-Goodwill and Other, which requires a company to record an impairment charge based on the excess of a reporting unit’s carrying amount of goodwill over its fair value. Under the current guidance, companies can first choose to assess any impairment based on qualitative factors (Step 0). If a company fails this test or decides to bypass this step, it must proceed with a quantitative assessment of goodwill impairment. The Company did not have a goodwill impairment at June 30, 2024 or September 30, 2023.

A table of the Company’s goodwill as of and for the nine months ended June 30, 2024 and as of and for the twelve months ended September 30, 2023 is below:

	June 30, 2024	September 30, 2023
Beginning balance	$4,087,554	$4,087,554
Acquired	—	—
Ending balance	$4,087,554	$4,087,554

A table of the Company’s intangible assets subject to amortization is below:

			Accumulated	Accumulated	Amortization	Amortization	Amortization	Amortization
	Remaining Life		Amortization and	Amortization and	and Impairment	and Impairment	and Impairment	and Impairment
	(in months) at		Impairment at	Impairment at	Three Months	Nine Months	Three Months	Nine Months	Net Book Value	Net Book Value
	June 30,		June 30,	September 30,	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,	at June 30,	at September 30,
Intangible assets:	2024	Original Cost	2024	2023	2024	2024	2023	2023	2024	2023
West Virginia Pipeline:
Customer Relationships	78	$2,209,724	773,387	$607,661	55,242	165,726	65,643	186,532	$1,436,337	$1,602,063
Tradename	78	263,584	92,273	72,500	6,591	19,773	6,591	19,773	171,311	191,084
Non-competes	—	83,203	83,203	83,203	—	—	—	10,397	—	—

Revolt Energy:
Employment agreement/non-compete	—	100,000	100,000	100,000	—	—	13,887	22,221	—	—

Tri-State Paving:
Customer Relationships	94	1,649,159	357,318	233,631	41,229	123,687	41,229	123,687	1,291,841	1,415,528
Tradename	94	203,213	44,029	28,789	5,080	15,240	5,080	15,241	159,184	174,424
Non-competes	—	39,960	39,960	39,960	—	—	3,390	23,370	—	—

Total intangible assets		$4,548,843	$1,490,170	$1,165,744	$108,142	$324,426	$135,820	$401,221	$3,058,673	$3,383,099

The amortization on identifiable intangible assets for the three months ended June 30, 2024 and 2023 was $108,142 and $135,820, respectively. The amortization on identifiable intangible assets for the nine months ended June 30, 2024 and 2023 was $324,426 and $401,221, respectively.

Amortization expense associated with the identifiable intangible assets is expected to be as follows:

Amortization Expense
July 2024 to June 2025	$432,564
July 2025 to June 2026	432,564
July 2026 to June 2027	432,564
July 2027 to June 2028	432,564
July 2028 to June 2029	432,564
After	895,853
Total	$3,058,673

14.  LEASE OBLIGATIONS

The Company leases office space for SQP for $1,500 per month. The lease, which was originally signed on March 25, 2021, is for a period of two years with five one-year renewals available immediately following the end of the base term. The Company has only committed to a one-year renewal and is evaluating the intent to renew for additional periods.

The Company had two lease agreements for construction equipment with a combined amount of $160,000 that were paid in full as of June 30, 2024. The leases had a term of twenty-two months with a stated interest rate of 0%, combined monthly installment payments of $6,645 and were cancellable at any time without penalty. The Company exercised the right to purchase the equipment at the expiration of the leases by applying the two-month deposit paid. The related assets and finance lease obligations associated with these lease agreements had been included in the consolidated balance sheets within property, plant and equipment and long-term debt.

The Company has two right-of-use operating leases acquired on April 29, 2022, as part of the Tri-State Paving, LLC transaction. The first operating lease, for the Hurricane, West Virginia facility, had a net present value of $236,000 at inception, and a carrying value of $69,000 at June 30, 2024. The second operating lease, for the Chattanooga, Tennessee facility, had a net present value of $144,000 at inception, and a carrying value of $6,000 at June 30, 2024. The 4.5% interest rate on the operating leases is based on the Company’s incremental borrowing rate at inception.

The Company has a right-of-use operating lease with Enterprise Fleet Management, Inc. (Enterprise) acquired on August 11, 2022, as part of the Ryan Environmental acquisition. This lease agreement was initially for thirty-one vehicles with a net present value of $1.2 million. The Company had seventy-one vehicles on lease at June 30, 2024. The right-of-use operating lease has a carrying value of $2.2 million at June 30, 2024. Each vehicle leased under the master lease program has its own implicit rate ranging from 12.8% to 15.6%.

The Company has a right-of-use operating lease with RICA Developers, LLC acquired on August 12, 2022 and renewed for one year effective October 1, 2023. This lease, for the Bridgeport, West Virginia facility, had a net present value of $125,000 at inception and a carrying value of $21,000 at June 30, 2024. The 8.5% interest rate on the operating lease was based on the Company’s incremental borrowing rate at renewal.

The Company has a right-of-use operating lease acquired on March 28, 2023. This lease, for the Winchester, Kentucky facility, had a net present value of $290,000 at inception and a carrying value of $169,000 at June 30, 2024. The 7.75% interest rate on the operating lease is based on the Company’s incremental borrowing rate at inception.

The Company rents equipment for use on construction projects with rental agreements being week to week or month to month. Rental expense can vary by reporting period due to equipment requirements on construction projects and the availability of Company owned equipment. Rental expense, which is included in cost of goods sold on the consolidated statements of income, was $3.3 million and $2.5 million, respectively, for the three months ended June 30, 2024 and 2023. Rental expenses were $12.0 million and $6.8 million, respectively, for the nine months ended June 30, 2024 and 2023.

Schedules related to the Company’s operating leases at June 30, 2024 can be found below:

Operating Lease-Weighted Average Remaining Term

		Present value of
		remaining
	Years left	liability	Lease end	Fiscal year end
Operating lease 1	0.8	$68,835	3/31/2025	2025
Operating lease 2	0.1	5,593	7/31/2024	2024
Operating lease 3	3.5	2,221,690	12/31/2027	2028
Operating lease 4	0.3	21,373	9/30/2024	2024
Operating lease 5	1.8	169,305	3/31/2026	2026
		$2,486,796

Weighted average remaining term		3.3 years

Operating Lease Maturity Schedule
July 2024 to June 2025	$1,355,573
July 2025 to June 2026	818,791
July 2026 to June 2027	748,595
July 2027 to June 2028	374,298
3,297,257
Less amounts representing interest	(810,461)
Present value of operating lease liabilities	$2,486,796

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
Operating Lease Expense	2024	2024	2023	2023
Amortization
Operating lease 1	$17,529	$64,165	$19,267	$57,160
Operating lease 2	18,042	51,438	15,741	46,698
Operating lease 3	185,132	515,530	160,836	338,521
Operating lease 4	42,299	103,329	30,947	92,266
Operating lease 5	39,498	92,866	35,880	42,886
Total amortization	302,500	827,328	262,671	577,531

Interest
Operating lease 1	846	3,210	1,733	5,840
Operating lease 2	129	951	870	3,135
Operating lease 3	50,204	168,942	27,240	59,452
Operating lease 4	901	4,671	703	2,684
Operating lease 5	3,351	11,345	5,016	6,776
Total interest	55,431	189,119	35,562	77,887
Total amortization and interest	$357,931	$1,016,447	$298,233	$655,418

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
Cash Paid for Operating Leases	2024	2024	2023	2023
Operating lease 1	$18,375	$67,375	$21,000	$63,000
Operating lease 2	18,171	52,389	16,611	49,833
Operating lease 3	235,336	684,472	185,942	397,973
Operating lease 4	43,200	108,000	42,180	94,950
Operating lease 5	42,849	104,211	32,500	49,662
	$357,931	$1,016,447	$298,233	$655,418

15.  SUBSEQUENT EVENTS

On July 11, 2024, the Company’s Nitro subsidiary completed the acquisition of substantially all the physical assets of Heritage Painting, LLC, a West Virginia corporation located in Poca, West Virginia for $300,000 cash.

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

Three and nine months ended June 30, 2024 and 2023 Overview

The following is an overview of results from operations for the three and nine months ended June 30, 2024 and 2023:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Revenue	$85,923,760	$85,529,892	$247,214,602	$199,245,920

Cost of revenues	70,615,936	74,650,897	214,828,263	178,480,010

Gross profit	15,307,824	10,878,995	32,386,339	20,765,910

Selling and administrative expenses	6,815,191	5,283,617	21,335,862	16,487,502
Income from operations	8,492,633	5,595,378	11,050,477	4,278,408

Other income (expense)
Interest income	—	—	—	196
Other nonoperating expense	(27,446)	(72,338)	(33,935)	(163,525)
Income from lawsuit judgement	15,634,499	—	15,634,499	—
Interest expense	(546,960)	(639,888)	(1,771,560)	(1,713,862)
Gain on sale of equipment	571	30,136	292,166	47,073
	15,060,664	(682,090)	14,121,170	(1,830,118)

Income before income taxes	23,553,297	4,913,288	25,171,647	2,448,290

Income tax expense	6,039,670	1,497,742	6,724,653	767,970

Net income	$17,513,627	$3,415,546	$18,446,994	$1,680,320

Weighted average shares outstanding-basic	16,565,827	16,602,556	16,567,034	16,659,169

Weighted average shares-diluted	16,597,982	16,602,556	16,602,903	16,659,169

Earnings per share-basic	$1.06	$0.21	$1.11	$0.10

Earnings per share-diluted	$1.06	$0.21	$1.11	$0.10

Results of Operations for the Three and Nine Months Ended June 30, 2024 Compared to the Three and Nine Months Ended June 30, 2023

Revenues. A table comparing the Company’s revenues for the three and nine months ended June 30, 2024 compared to the three and nine months ended June 30, 2023 is below:

	Three Months Ended
	June 30, 2024	% of total	June 30, 2023	% of total	Change	% Change
Gas & Water Distribution	$22,536,366	26.2%	$17,906,005	20.9%	4,630,361	25.9%
Gas & Petroleum Transmission	17,138,806	19.9%	28,488,329	33.3%	(11,349,523)	-39.8%
Electrical, Mechanical, and General	46,248,588	53.8%	39,135,558	45.8%	7,113,030	18.2%
Total	$85,923,760	100.0%	$85,529,892	100.0%	393,868	0.5%

	Nine Months Ended
	June 30, 2024	% of total	June 30, 2023	% of total	Change	% Change
Gas & Water Distribution	$53,892,952	21.8%	43,825,957	22.0%	$10,066,995	23.0%
Gas & Petroleum Transmission	55,465,127	22.4%	50,718,004	25.5%	4,747,123	9.4%
Electrical, Mechanical, and General	137,856,523	55.8%	104,701,959	52.5%	33,154,564	31.7%
Total	$247,214,602	100.0%	199,245,920	100.0%	$47,968,682	24.1%

Total revenues increased by $394,000 to $85.9 million for the three months ended June 30, 2024, as compared to $85.5 million for the three months ended June 30, 2023. Total revenues increased by $48.0 million to $247.2 million for the nine months ended June 30, 2024, as compared to $199.2 million for the nine months ended June 30, 2023. The increases were a result of increased work in all categories of business except for an $11.3 million decrease in Gas & Petroleum Transmission work for the three months ended June 30, 2024 as compared to the same period in 2023.

Gas & Water Distribution revenues totaled $22.5 million for the three months ended June 30, 2024, a $4.6 million increase from $17.9 million for the three months ended June 30, 2023.  Gas & Water Distribution revenues totaled $53.9 million for the nine months ended June 30, 2024, a $10.1 million increase from $43.8 million for the nine months ended June 30, 2023.  The revenue increases were primarily related to increased paving and gas and water distribution services performed during the three and nine months ended June 30, 2024, as compared to the same periods in 2023.

Gas & Petroleum Transmission revenues totaled $17.1 million for the three months ended June 30, 2024, an $11.4 million decrease from $28.5 million for the three months ended June 30, 2023. Gas & Petroleum Transmission revenues totaled $55.5 million for the nine months ended June 30, 2024, a $4.8 million increase from $50.7 million for the nine months ended June 30, 2023.  The revenue decrease for the three months ended June 30, 2024, as compared to the same period in 2023, was primarily due to transmission work starting later in 2024 as compared to 2023 and the Company having a large transmission project that started in the third fiscal year quarter of 2023 that was not replaced in the third quarter of fiscal year 2024.  The revenue increase for the nine months ended June 30, 2024, as compared to the same period in 2023, was primarily due to projects that started later in fiscal year 2023 and continued into fiscal year 2024.

Electrical, Mechanical, & General construction services revenues totaled $46.2 million for the three months ended June 30, 2024, a $7.1 million increase from $39.1 million for the three months ended June 30, 2023. Electrical, Mechanical, & General construction services revenues totaled $137.9 million for the nine months ended June 30, 2024, a $33.2 million increase from $104.7 million for the nine months ended June 30, 2023. The revenue increases were primarily related to an increase in general contracting and electrical services performed during the three and nine months ended June 30, 2024, as compared to the same period in the prior year.

Cost of Revenues. A table comparing the Company’s costs of revenues for the three and nine months ended June 30, 2024, compared to the three and nine months ended June 30, 2023, is below:

	Three Months Ended
	June 30, 2024	% of total	June 30, 2023	% of total	Change	% Change
Gas & Water Distribution	$16,141,729	22.9%	$13,256,617	17.8%	$2,885,112	21.8%
Gas & Petroleum Transmission	12,549,506	17.8%	24,517,102	32.8%	(11,967,596)	-48.8%
Electrical, Mechanical, & General	40,219,956	57.0%	36,627,738	49.1%	3,592,218	9.8%
Unallocated Shop Expense	1,704,745	2.4%	249,440	0.3%	1,455,305	583.4%
Total	$70,615,936	100.0%	$74,650,897	100.0%	$(4,034,961)	-5.4%

	Nine Months Ended
	June 30, 2024	% of total	June 30, 2023	% of total	Change	% Change
Gas & Water Distribution	$41,110,876	19.1%	$34,521,047	19.3%	$6,589,829	19.1%
Gas & Petroleum Transmission	47,248,674	22.0%	44,352,812	24.9%	2,895,862	6.5%
Electrical, Mechanical, & General	123,650,574	57.6%	98,125,733	55.0%	25,524,841	26.0%
Unallocated Shop Expense	2,818,139	1.3%	1,480,418	0.8%	1,337,721	90.4%
Total	$214,828,263	100.0%	$178,480,010	100.0%	$36,348,253	20.4%

Total cost of revenues decreased by $4.0 million to $70.6 million for the three months ended June 30, 2024, as compared to $74.7 million for the three months ended June 30, 2023.  Total cost of revenues increased by $36.3 million to $214.8 million for the nine months ended June 30, 2024, as compared to $178.5 million for the nine months ended June 30, 2023. The cost of revenues decreases for the three months ended June 30, 2024, as compared to the same period in 2023, as a result of Gas & Petroleum Transmission work starting later in 2024 as compared to 2023 and the Company having a large transmission project that started in the third fiscal year quarter of 2023 that was not replaced in the third quarter of fiscal year 2024. The cost of revenue increase for the nine months ended June 30, 2024, as compared to the nine months ended June 30, 2023, as a result of increased work in all categories of business.

Gas & Water Distribution cost of revenues totaled $16.1 million for the three months ended June 30, 2024, a $2.9 million increase from $13.3 million for the three months ended June 30, 2023.  Gas & Water Distribution cost of revenues totaled $41.1 million for the nine months ended June 30, 2024, a $6.6 million increase from $34.5 million for the nine months ended June 30, 2023. The cost of revenues increase was primarily related to increased paving and gas and water distribution services performed during the nine months ended June 30, 2024, as compared to the same periods in 2023.

Gas & Petroleum Transmission cost of revenues totaled $12.5 million for the three months ended June 30, 2024, a $12.0 million decrease from $24.5 million for the three months ended June 30, 2023.  Gas & Petroleum Transmission cost of revenues totaled $47.2 million for the nine months ended June 30, 2024, a $2.9 million increase from $44.4 million for the nine months ended June 30, 2023. The cost of revenues decreases for the three months ended June 30, 2024, as compared to the same period in 2023, were primarily due to Gas & Petroleum Transmission work starting later in 2024 as compared to 2023 and the Company having a large transmission project that started in the third fiscal year quarter of 2023 that was not replaced in the third quarter of fiscal year 2024. The cost of revenues increased for the nine months ended June 30, 2024, as compared to the same period in 2023, primarily due to projects that started later in fiscal year 2023 and continued into fiscal year 2024.

Electrical, Mechanical, & General construction services cost revenues totaled $40.2 million for the three months ended June 30, 2024, a $3.6 million increase from $36.6 million for the three months ended June 30, 2023. Electrical, Mechanical, & General construction services cost of revenues totaled $123.7 million for the nine months ended June 30, 2024, a $25.5 million increase from $98.1 million for the nine months ended June 30, 2023. The cost of revenues increase was primarily related to an increase in general contracting and electrical services performed during the three and nine months ended June 30, 2024, as compared to the same period in the prior year.

Unallocated shop expenses totaled $1.7 million for the three months ended June 30, 2024, a $1.5 increase from $249,000 for the three months ended June 30, 2023. Unallocated shop expenses totaled $2.8 million for the nine months ended June 30, 2024, a $1.3 million increase from $1.5 million for the nine months ended June 30, 2023. The changes in unallocated shop expenses were primarily due to changes in the amount of internal equipment charged to projects for the three and nine months ended June 30, 2024, as compared to the same period in the prior year.

Gross Profit (Loss). A table comparing the Company’s gross profit (loss) for the three and nine months ended June 30, 2024, compared to the three and nine months ended June 30, 2023, is below:

	Three Months Ended
	June 30, 2024	% of revenue	June 30, 2023	% of revenue	Change	Pct.
Gas & Water Distribution	$6,394,637	28.37%	$4,649,388	25.97%	1,745,249	37.5%
Gas & Petroleum Transmission	4,589,300	26.78%	3,971,227	13.94%	618,073	15.6%
Electrical, Mechanical, & General	6,028,632	13.04%	2,507,820	6.41%	3,520,812	140.4%
Unallocated Shop Expense	(1,704,745)		(249,440)		(1,455,305)	583.4%
Total	$15,307,824	17.8%	$10,878,995	12.7%	4,428,829	40.7%

	Nine Months Ended
	June 30, 2024	% of revenue	June 30, 2023	% of revenue	Change	% Change
Gas & Water Distribution	$12,782,076	23.72%	$9,304,910	21.23%	$3,477,166	37.4%
Gas & Petroleum Transmission	8,216,453	14.81%	$6,365,192	12.55%	1,851,261	29.1%
Electrical, Mechanical, & General	14,205,949	10.30%	$6,576,226	6.28%	7,629,723	116.0%
Unallocated Shop Expense	(2,818,139)		$(1,480,418)		(1,337,721)	90.4%
Total	$32,386,339	13.1%	$20,765,910	10.4%	$11,620,429	56.0%

Total gross profit increased by $4.4 million to $15.3 million for the three months ended June 30, 2024, as compared to $10.9 million for the three months ended June 30, 2023.  Total gross profit increased by $11.6 million to $32.4 million for the nine months ended June 30, 2024, as compared to $20.8 million for the nine months ended June 30, 2023.

Gas & Water Distribution gross profit totaled $6.4 million for the three months ended June 30, 2024, a $1.7 million increase from $4.6 million for the three months ended June 30, 2023.  Gas & Water Distribution gross profit totaled $12.8 million for the nine months ended June 30, 2024, a $3.5 million increase from $9.3 million for the nine months ended June 30, 2023. The gross profit increase was primarily related to increased paving and gas and water distribution services performed during the three and nine months ended June 30, 2024, as compared to the same period in 2023.

Gas & Petroleum Transmission gross profit totaled $4.6 million for the three months ended June 30, 2024, a $618,000 increase from $4.0 million for the three months ended June 30, 2023.  Gas & Petroleum Transmission gross profit totaled $8.2 million for the nine months ended June 30, 2024, a $1.9 million increase from $6.4 million for the nine months ended June 30, 2023.  The gross profit increase for the three months ended June 30, 2024, as compared to the same period in 2023, was primarily related to the unexpected receipt of project changes orders for work performed earlier in fiscal year 2023.  The gross profit increase for the nine months ended June 30, 2024, as compared to the same period in 2023, was primarily related to projects that started later in fiscal year 2023 and continued into fiscal year 2024.

Electrical, Mechanical, & General construction services gross profit totaled $6.0 million for the three months ended June 30, 2024, a $3.5 million increase from $2.5 million for the three months ended June 30, 2023. Electrical, Mechanical, & General construction services gross profit totaled $14.2 million for the nine months ended June 30, 2024, a $7.6 million increase from $6.6 million for the nine months ended June 30, 2023. The gross profit increases were primarily related to an increase in general contracting and electrical services performed during the three and nine months ended June 30, 2024, as compared to the same periods in the prior year.  In addition, the Company completed several milestones on a significant project nearing completion during the third quarter of fiscal year 2024 with a higher than expected profits.

Gross loss attributable to unallocated shop expenses totaled ($1.7) million for the three months ended June 30, 2024, a $1.5 increase from ($249,000) for the three months ended June 30, 2023. Gross loss attributable to unallocated shop expenses totaled ($2.8) million for the nine months ended June 30, 2024, a $1.3 million increase from ($1.5) million for the nine months ended June 30, 2023. The changes in unallocated shop expenses were due to changes in the amount of internal equipment charged to projects for the three and nine months ended June 30, 2024, as compared to the same periods in the prior year.

Selling and administrative expenses. Total selling and administrative expenses increased by $1.5 million to $6.8 million for the three months ended June 30, 2024, as compared to $5.3 million for the same period in the prior year. Total selling and administrative expenses increased by $4.8 million to $21.3 million for the nine months ended June 30, 2024, as compared to $16.5 million for the same period in the prior year.  The increase was primarily related to additional personnel hired to secure and manage work for expected growth.

Other nonoperating expense. Other nonoperating expenses totaled $27,000 for the three months ended June 30, 2024, as compared to $72,000 for the same period in the prior year.  Other nonoperating expenses totaled $34,000 for the nine months ended June 30, 2024, as compared to $164,000 for the same period in the prior year. The change for the nine months ended June 30, 2024, as compared to the same period in 2023, was primarily related to an immaterial legal settlement that recouped costs expended in a prior period.

Income from Lawsuit Judgement. As previously disclosed, in February 2018, the Company filed a lawsuit against a customer in the United States District Court for the Western District of Pennsylvania (the “District Court”). The lawsuit was related to a dispute over work performed on a pipeline construction project. On November 21, 2022, the District Court issued a judgment in favor of the Company. On April 17, 2024, the United States Court of Appeals for the Third Circuit (the “Appeals Court”) affirmed the decision of the District Court. In May 2024, the Appeals Court denied petitions for a rehearing. This upheld the award granted by the District Court in November 2022. The Company received an approximately $15.6 million payment related to the lawsuit in May 2024.

Interest expense. Interest expense totaled $547,000 for the three months ended June 30, 2024, a decrease of $93,000 from $640,000 for the same period in the prior year. The decrease was primarily due to the Company paying off its operating line of credit in late May 2024.  Interest expense totaled $1.8 million for the nine months ended June 30, 2024, an increase of $58,000 from $1.7 million for the same period in the prior year. The increase in interest expense was primarily due to interest paid for equipment financing added in late fiscal year 2023 and an increase in interest rates, partially offset by the Company paying off its operating line of credit in late May 2024.

Gain on sale of equipment. Gain on sale of equipment totaled $600 for the three months ended June 30, 2024, a decrease of $29,400 from $30,000 for the same period in the prior year. Gain on sale of equipment totaled $292,000 for the nine months ended June 30, 2024, an increase of $245,000 from $47,000 for the same period in the prior year. The Company sold certain underutilized or non-working pieces of equipment during the nine months ended June 30, 2024, with no comparable sale occurring during the nine months ended June 30, 2023.

Net income. Income before income taxes was $23.6 million for the three months ended June 30, 2024, as compared to $4.9 million for the same period in the prior year. Income before income taxes was $25.2 million for the nine months ended June 30, 2024, as compared to income before income taxes of $2.4 million for the same period in the prior year. The increases were primarily related to the items mentioned above.

Income tax expense for the three months ended June 30, 2024, was $6.0million compared to $1.5 million for the same period in the prior year.  Income tax expense for the nine months ended June 30, 2024, was $6.7 million compared to income tax expense of $768,000 for the same period in the prior year. The increases in income tax expenses were due to an increase in taxable income primarily related to $15.6 million recognized as income from the receipt of a lawsuit judgement during the three and nine months ended June 30, 2024.

Net income for the three months ended June 30, 2024, was $17.5 million, as compared to $3.4 million for the same period in the prior year.  Net income for the nine months ended June 30, 2024 was $18.4 million, as compared to a net loss of $1.7 million for the same period in 2023.

Comparison of Financial Condition at June 30, 2024, and September 30, 2023

The Company had total assets of $148.8 million at June 30, 2024, an increase of $6.3 million from the prior fiscal year end balance of $142.5 million.

Contract assets totaled $21.0 million at June 30, 2024, an increase of $5.1 million from the prior fiscal year end balance of $16.0 million.  The increase was due to a difference in the timing of project billings at June 30, 2024, compared to September 30, 2023.

Retainage receivable totaled $10.3 million at June 30, 2024, an increase of $2.7 million from the prior fiscal year end balance of $7.6 million.  The increase was primarily due to more current year projects that require retainages to be withheld.

The Company had net property, plant and equipment of $37.9 million at June 30, 2024, an increase of $1.4 million from the prior fiscal year end balance of $36.5 million. The increase was due to $8.4 million in asset additions, partially offset by $6.3 million in depreciation and net equipment disposals of $703,000.

Prepaid expenses and other totaled $4.2 million at June 30, 2024, an increase of $726,000 from the prior fiscal year end balance of $3.5 million. The increase was primarily due to an increase in prepaid insurance that will be expensed in the next twelve months.

Other receivables totaled $1.1 million at June 30, 2024, an increase of $605,000 from the prior fiscal year end balance of $517,000. The increase was primarily due to an advance made to the variable interest entity referenced in Related Party Transactions.

Cash and cash equivalents totaled $14.5 million at June 30, 2024, a decrease of $1.9 million from the prior fiscal year end balance of $16.4 million.  The decrease was primarily due to a net $5.7 million investment in equipment, and a net $15.7 million used in financing activities, partially offset by a net $19.5 million provided from operating activities.

Accounts receivable, net of allowance for doubtful accounts, totaled $50.1 million at June 30, 2024, a decrease of $1.1 million from the prior fiscal year end balance of $51.2 million.  The decrease was primarily due to the timing of cash collections and project invoicing since September 30, 2023.

Right-of-use assets totaled $2.5 million at June 30, 2024, a decrease of $829,000 from the prior fiscal year end balance of $3.3 million. The decrease was primarily due to the amortization of operating leases during the nine months ended June 30, 2024, partially offset by a net increase in leased vehicles.

Intangible assets, net totaled $3.1 million at June 30, 2024, a decrease of $324,000 from the prior fiscal year end balance of $3.4 million. The decrease was due to the amortization of intangible assets during the nine months ended June 30, 2024.

Goodwill totaled $4.1 million at June 30, 2024 and September 30, 2023.

The Company had total liabilities of $96.8 million at June 30, 2024, a decrease of $11.1 million from the prior fiscal year end balance of $107.9 million.

Lines of credit and short-term borrowings totaled $10.3 million at June 30, 2024, a decrease of $9.6 million from the prior fiscal year end balance of $19.8 million. The decrease was primarily due to repayment of the operating line of credit and financed insurance premiums.  The remaining balance relates to PPP loans. Refer to Note 3 “Accounting for PPP Loans” in the accompanying consolidated financial statements for additional details.

Long-term debt totaled $21.7 million at June 30, 2024, a decrease of $3.3 million from the prior fiscal year end balance of $25.0 million. The decrease in long-term debt was primarily due to $5.0 million in payments on long-term debt, partially offset by $1.7 million in new equipment financing.

Accounts payable totaled $19.4 million at June 30, 2024, a decrease of approximately $2.6 million from the prior fiscal year end balance of $22.0 million. The decrease was due to the timing of accounts payable payments as compared to September 30, 2023.

Accrued expenses and other current liabilities totaled $12.0 million at June 30, 2024, a decrease of $1.1 million from the prior fiscal year end balance of $13.1 million. The decrease was due to the timing of accrued expense payments, as compared to September 30, 2023.

Current and long-term operating lease liabilities totaled $2.5 million at June 30, 2024, a decrease of $864,000 from the prior fiscal year end balance of $3.6 million. The decrease was due to payments made during the nine months ended June 30, 2024.

Income tax payable totaled $5.7 million at June 30, 2024, an increase of $5.7 million from the prior fiscal year end. The increase was primarily related to the taxable income generated during the nine months ended June 30, 2024.

Deferred tax liabilities totaled $7.3 million at June 30, 2024, an increase of $412,000 from the prior fiscal year end balance of $6.9 million. The increase was primarily related to a $910,000 reduction of a tax asset related to a net operating loss carry forward during the nine months ended June 30, 2024, partially offset by a $460,000 decrease in deferred taxes related to property and equipment.

Contract liabilities totaled $17.9 million at June 30, 2024, an increase of $202,000 from the prior fiscal year end balance of $17.7 million. The increase was due to a difference in the timing of project billings at June 30, 2024, as compared to September 30, 2023.

Shareholders’ equity was $52.0 million at June 30, 2024, an increase of $17.4 million from the prior fiscal year end balance of $34.6 million.  The increase was primarily due to net income of $18.4 million for the nine months ended June 30, 2024, partially offset by an annual cash dividend payment of $994,000 on January 2, 2024.

Liquidity and Capital Resources

Operating Line of Credit

On January 19, 2023, the Company received an amendment to its $15.0 million operating line of credit which increased the line of credit to $30.0 million with a maturity date of June 28, 2023. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%.  On June 1, 2023, the agreement was renewed through June 28, 2024. The Company is working with its lender and expects the operating line of credit to be extended in the Company’s fourth quarter of fiscal year 2024.

The line of credit is limited to a borrowing base calculation as summarized below:

	June 30, 2024	September 30, 2023
Eligible borrowing base	$18,971,952	$23,942,868

Borrowed on line of credit	—	8,712,915

Line of credit balance available	$—	$15,229,953

Interest rate	8.5%	8.5%

The modified financial covenants for the quarter ended June 30, 2023, and all subsequent quarters, are below:

●	Minimum tangible net worth of $28.0 million,
●	Minimum traditional debt service coverage of 1.50x on a rolling twelve- month basis,
●	Minimum current ratio of 1.20x,
●	Maximum debt to tangible net worth ratio (“TNW”) of 2.75x,
●	Each ratio and covenant shall be determined, tested, and measured as of each calendar quarter beginning June 30, 2023,
●	The Company shall maintain a ratio of Maximum Senior Funded Debt (“SFD”) to Earnings before Interest, Taxes, Depreciation and Amortization (“EBDITA”) equal to or less than 3.5:1. SFD shall mean any funded debt or lease of the Company, other than subordinated debt. The covenant shall be tested quarterly, at the end of each fiscal quarter, with EBITDA based on the preceding four quarters.

The Company’s lender has agreed to omit the effect of the PPP loan restatement from the Company’s covenant compliance calculations while a final decision on PPP loan forgiveness remains in question. Thus, the Company was in compliance with all covenants at June 30, 2024. The Company projects to meet all covenant requirements for the next twelve months.

Insurance Premiums Financed

The Company financed its captive insurance policy premiums on a short-term basis through a financing company for the calendar year ended December 31, 2023. These insurance policies include workers’ compensation, general liability, automobile, umbrella, and equipment policies. The Company made a down payment in January 2023 and financed the remaining premium amount over eleven monthly payments. At June 30, 2024 and September 30, 2023, the remaining balance of the insurance premiums was $0 and $950,000, respectively.

For the calendar year beginning January 1, 2024, the Company’s insurance company is accepting quarterly payments on certain insurance policies and the Company has prepaid the balance of the remaining policies as of June 30, 2024. The Company has no insurance premiums financed as of June 30, 2024.

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

Long-Term Debt

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with a bank to purchase the office building and property it had previously been leasing. The interest rate on this loan agreement is 4.82% with monthly payments of $7,800. The interest rate on this note is subject to change from time to time based on changes in the U.S. Treasury yield, adjusted to a constant maturity of three years as published by the Federal Reserve weekly. As of June 30, 2024, the Company had made principal payments of $425,000. The loan is collateralized by the building purchased under this agreement. The note is currently held by Peoples Bank, Inc., formerly First Bank of Charleston, Inc. (West Virginia).

On November 13, 2015, the Company entered into a 10-year $1.1 million loan agreement with United Bank to purchase the fabrication shop and property Nitro had previously been leasing. The variable interest rate on the loan agreement is 9.5% at June 30, 2024. As of June 30, 2024, the Company had made principal payments of $900,000. The loan is collateralized by the building and property purchased under this agreement.

On December 31, 2020, West Virginia Pipeline Acquisition Company, later renamed West Virginia Pipeline, Inc., entered into a $3.0 million sellers’ note agreement with David and Daniel Bolton for the remaining purchase price of West Virginia Pipeline, Inc. For the purchase price allocation, the $3.0 million note had a fair value of $2.85 million. As part of the $6.35 million acquisition price, the Company paid $3.5 million in cash in addition to the note. The unsecured five-year term note requires annual payments of at least $500,000 with a fixed interest rate of 3.25% on the $3.0 million sellers’ note, which equates to 5.35% on the carrying value of the note. As of June 30, 2024, the Company had made annual installment payments of $2.1 million.

On January 4, 2021, the Company entered into a $3.0 million Non-Revolving Note agreement with United Bank. This five-year agreement gave the Company access to a $3.0 million line of credit (“Equipment Line of Credit 2021”), specifically for the purchase of equipment, for a period of twelve months with a variable interest rate initially established at 4.25% as based on the Prime Rate as published by The Wall Street Journal. After twelve months, all borrowings against the Equipment Line of Credit 2021 were converted to a four-year term note agreement with a variable interest rate initially established at 4.25%. The loan is collateralized by the equipment purchased under this agreement. As of June 30, 2024, the Company borrowed $3.0 million against this line of credit with monthly payments of $68,150 that started in February 2022. The interest rate at June 30, 2023 was 9.5%. The Company has made principal payments of $1.6 million on this note as of June 30, 2024.

On April 2, 2021, the Company entered into a $3.5 million Non-Revolving Note agreement with United Bank. This five-year agreement repaid the outstanding $3.5 million line of credit that was used for the down payment on the West Virginia Pipeline acquisition. This loan has monthly installment payments of $64,853 and has a fixed interest rate of 4.25%. The loan is collateralized by the Company’s equipment and receivables. As of June 30, 2024, the Company had made principal payments of $2.2 million.

On April 29, 2022, the Company entered into a $7.5 million Non-Revolving Note agreement with United Bank. This five-year agreement was used to finance the purchase of Tri-State Paving and has monthly payments of $129,910 with a fixed interest rate of 4.25%. The Company has made principal payments of $2.8 million on this note as of June 30, 2024.

On October 10, 2022, the Company entered into a $3.1 million promissory note agreement with United Bank. This five-year agreement financed the previous cash value of equipment purchased in the Ryan Construction acquisition. This loan has monthly installment payments of $59,932 and has a fixed interest rate of 6.0%. The loan is collateralized by the Company’s equipment and receivables. As of June 30, 2024, the Company had made principal payments of $928,000.

On April 29, 2022, the Company entered into a $1.0 million promissory note agreement with Corns Enterprises, a related party, as partial consideration for the purchase of Tri-State Paving. David E. Corns remained as president of Tri-State Paving. This four-year agreement requires $250,000 principal installment payments on or before the end of each twelve (12) full calendar month period beginning April 29, 2022. Interest payments due shall be calculated on the principal balance remaining and shall be at the stated rate of 3.5% per year. The Company has made principal payments of $750,000 on this note as of June 30, 2024.

On June 1, 2023, the Company entered into a $9.3 million Non-Revolving Note agreement with United Bank. This five-year agreement gave the Company access to a $9.3 million line of credit (“Equipment Line of Credit 2023”), specifically for the purchase of equipment, for a period of six months with a fixed interest rate of 7.25%. After six months, all borrowings against the Equipment Line of Credit 2023 will convert to a fifty-four-month term note agreement with a fixed interest rate of 7.25%. The loan is collateralized by the equipment purchased under this agreement. As of June 30, 2024, the Company had borrowed $9.3 million against this line of credit and made $1.0 million in principal payments.

Operating Leases

The Company leases office space for SQP for $1,500 per month. The lease, which was originally signed on March 25, 2021, is for a period of two years with five one-year renewals available immediately following the end of the base term. The Company has only committed to a one-year renewal and is evaluating the intent to renew for additional periods.

The Company had two lease agreements for construction equipment with a combined amount of $160,000 that were paid in full as of June 30, 2024. The leases had a term of twenty-two months with a stated interest rate of 0%, combined monthly installment payments of $6,645 and were cancellable at any time without penalty. The Company exercised the right to purchase the equipment at the expiration of the leases by applying the two-month deposit paid. The related assets and finance lease obligations associated with these lease agreements had been included in the consolidated balance sheets within property, plant and equipment and long-term debt.

The Company has two right-of-use operating leases acquired on April 29, 2022, as part of the Tri-State Paving, LLC transaction. The first operating lease, for the Hurricane, West Virginia facility, had a net present value of $236,000 at inception, and a carrying value of $69,000 at June 30, 2024. The second operating lease, for the Chattanooga, Tennessee facility, had a net present value of $144,000 at inception, and a carrying value of $6,000 at June 30, 2024. The 4.5% interest rate on the operating leases is based on the Company’s incremental borrowing rate at inception.

The Company has a right-of-use operating lease with Enterprise Fleet Management, Inc. (Enterprise) acquired on August 11, 2022, as part of the Ryan Environmental acquisition. This lease agreement was initially for thirty-one vehicles with a net present value of $1.2 million. The Company had seventy-one vehicles on lease at June 30, 2024. The right-of-use operating lease has a carrying value of $2.2 million at June 30, 2024. Each vehicle leased under the master lease program has its own implicit rate ranging from 12.8% to 15.6%.

The Company has a right-of-use operating lease with RICA Developers, LLC acquired on August 12, 2022 and renewed for one year effective October 1, 2023. This lease, for the Bridgeport, West Virginia facility, had a net present value of $125,000 at inception and a carrying value of $21,000 at June 30, 2024. The 8.5% interest rate on the operating lease was based on the Company’s incremental borrowing rate at renewal.

The Company has a right-of-use operating lease acquired on March 28, 2023. This lease, for the Winchester, Kentucky facility, had a net present value of $290,000 at inception and a carrying value of $169,000 at June 30, 2024. The 7.75% interest rate on the operating lease is based on the Company’s incremental borrowing rate at inception.

Off-Balance Sheet Arrangements

Due to the nature of our industry, we often enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Though for the most part not material in nature, some of these are:

Rental Agreements

The Company rents equipment for use on construction projects with rental agreements being week to week or month to month. Rental expense can vary by reporting period due to equipment requirements on construction projects and the availability of Company owned equipment. Rental expense, which is included in cost of goods sold on the consolidated statements of income, was $3.3 million and $2.5 million, respectively, for the three months ended June 30, 2024 and 2023. Rental expenses were $12.0 million and $6.8 million, respectively, for the nine months ended June 30, 2024 and 2023.

Letters of Credit

Certain customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors and vendors on various customer projects. At June 30, 2024, the Company did not have any letters of credit outstanding.

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

Currently, the Company has an agreement with a surety company to provide bonding which will suit the Company’s immediate needs. The ability to obtain bonding for future contracts is an important factor in the contracting industry with respect to the type and value of contracts that can be bid. Depending upon the size and conditions of a particular contract, the Company may be required to post letters of credit or other collateral in favor of the insurer. Posting these letters or other collateral will reduce our borrowing capabilities. The Company does not anticipate any claims in the foreseeable future. At June 30, 2024, the Company had $94.5 million in performance bonds outstanding.

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

Please see the tables below for customers that represent 10.0% or more of the Company’s revenue or accounts receivable, net of retention for the three and nine months ended June 30, 2024 and 2023:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
Revenue	2024	2023	2024	2023
TransCanada Corporation	11.6%	15.1%	14.3%	11.1%
NiSource and subsidiaries	*	15.5%	*	10.7%
All other	88.4%	69.4%	85.7%	78.2%
Total	100.0%	100.0%	100.0%	100.0%

*Less than 10.0% and included in “All other” if applicable

Accounts receivable, net of retention	at June 30, 2024	at September 30, 2023
Walbridge Aldinger	11.1%	*
All other	88.9%	100.0%
Total	100.0%	100.0%

*Less than 10.0% and included in “All other” if applicable

Litigation

As previously disclosed, in February 2018, the Company filed a lawsuit against a customer in the United States District Court for the Western District of Pennsylvania (the “District Court”). The lawsuit was related to a dispute over work performed on a pipeline construction project. On November 21, 2022, the District Court issued a judgment in favor of the Company. On April 17, 2024, the United States Court of Appeals for the Third Circuit (the “Appeals Court”) affirmed the decision of the District Court. In May 2024, the Appeals Court denied petitions for a rehearing. This upheld the award granted by the District Court in November 2022. The Company received an approximately $15.6 million payment related to the lawsuit in May 2024.

On November 12, 2021, the Company received a withdrawal liability claim from a pension plan to which the Company made pension contributions for union construction employees performing covered work in a particular jurisdiction. The Company has not performed covered work in their jurisdiction since 2011; however, the Company disagrees with the withdrawal claim and believes it is covered by an exemption under federal law. The demand called for thirty-four quarterly installment payments of $41,000 starting December 15, 2021. The Company must comply with the demand under federal pension law; however, the Company firmly believes no withdrawal liability exists. The Company is in negotiations with the pension fund to resolve the matter and all future payments have been suspended as part of the negotiation. The Company has expensed all $164,000 in payments made through September 30, 2022 and does not expect any future liabilities related to this claim. The Company did not make any payments during the three and nine months ended June 30, 2024.

Other than described above, at June 30, 2024, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties, or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At June 30, 2024, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

Related Party Transactions

On April 29, 2022, the Company entered into a $1.0 million promissory note agreement with Corns Enterprises as partial consideration for the purchase of Tri-State Paving. This four-year agreement requires $250,000 principal installment payments on or before the end of each twelve (12) full calendar month period beginning April 29, 2022. Interest payments due shall be calculated on the principal balance remaining and shall be at the stated rate of 3.5% per year. The Company has made $750,000 in principal payments on this note as of June 30, 2024.

Subsequent to the April 29, 2022 acquisition of Tri-State Paving, the Company entered into an operating lease for facilities in Hurricane, West Virginia with Corns Enterprises. This thirty-six-month lease is treated as a right to use asset and has payments of $7,000 per month. The total net present value at inception was $236,000 with a carrying value of $69,000 at June 30, 2024.

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

Other than mentioned above, there were no new material related party transactions entered into during the three and nine months ended June 30, 2024.

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

Inflation

Most significant project materials, such as pipe or electrical wire, are provided by the Company’s customers. When possible, the Company attempts to lock in pricing with vendors and include qualifications regarding material costs increases in bids. Where allowed by contract, the Company will address fuel cost increases with customers. Significant inflation or supply chain issues could cause customers to delay or cancel planned projects; however, inflation did not have a significant effect on our results for the three and nine months ended June 30, 2024 and 2023.

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

The following table presents our costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings at June 30, 2024 and September 30, 2023:

	June 30, 2024	September 30, 2023
Costs incurred on contracts in progress	$347,023,673	$287,347,650
Estimated earnings, net of estimated losses	55,753,948	38,976,895
	402,777,621	326,324,545
Less billings to date	399,676,125	328,112,326
	$3,101,496	$(1,787,781)

Costs and estimated earnings in excess of billed on uncompleted contracts	$21,046,114	$15,955,220

Less billings in excess of costs and estimated earnings on uncompleted contracts	17,944,618	17,743,001

	$3,101,496	$(1,787,781)

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

Materially incorrect estimates of bad debt reserves could result in an unexpected loss in profitability for the Company. Additionally, frequently changing reserves could be an indication of risky or unreliable customers. At June 30, 2024, the management review deemed that the allowance for doubtful accounts was adequate.

Please see the allowance for doubtful accounts table below as of and for the nine months ended June 30, 2024 and as of and for the twelve months ended September 30, 2023:

	June 30, 2024	September 30, 2023
Balance at beginning of period	$51,063	$70,310
Charged to expense	—	—
Deductions for uncollectible receivables written off, net of recoveries	—	(19,247)
Balance at end of period	$51,063	$51,063

Impairment of goodwill and intangible assets

The Company follows the guidance of Accounting Standards Codification (“ASC”) 350-20-35-3 “Intangibles-Goodwill and Other (Topic 350)” which requires a company to record an impairment charge based on the excess of a reporting unit’s carrying amount of goodwill over its fair value. Under the current guidance, companies can first choose to assess any impairment based on qualitative factors (Step 0). If a company fails this test or decides to bypass this step, it must proceed with a quantitative assessment of goodwill impairment. The Company did not have a goodwill impairment at June 30, 2024.

Materially incorrect estimates could cause an impairment of goodwill or intangible assets and result in a loss in profitability for the Company.

A table of the Company’s intangible assets subject to amortization is below:

			Accumulated	Accumulated	Amortization	Amortization	Amortization	Amortization
	Remaining Life		Amortization	Amortization	and Impairment	and Impairment	and Impairment	and Impairment
	(in months) at		and Impairment	and Impairment	Three Months	Nine Months	Three Months	Nine Months	Net Book Value	Net Book Value
	June 30,		at June 30,	at September 30,	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,	at June 30,	at September 30,
Intangible assets:	2024	Original Cost	2024	2023	2024	2024	2023	2023	2024	2023

West Virginia Pipeline:
Customer Relationships	78	$2,209,724	773,387	$607,661	55,242	165,726	65,643	186,532	$1,436,337	$1,602,063
Tradename	78	263,584	92,273	72,500	6,591	19,773	6,591	19,773	171,311	191,084
Non-competes	—	83,203	83,203	83,203	—	—	—	10,397	—	—

Revolt Energy:
Employment agreement/non-compete	—	100,000	100,000	100,000	—	—	13,887	22,221	—	—

Tri-State Paving:
Customer Relationships	94	1,649,159	357,318	233,631	41,229	123,687	41,229	123,687	1,291,841	1,415,528
Tradename	94	203,213	44,029	28,789	5,080	15,240	5,080	15,241	159,184	174,424
Non-competes	—	39,960	39,960	39,960	-	-	3,390	23,370	—	—

Total intangible assets		$4,548,843	$1,490,170	$1,165,744	$108,142	$324,426	$135,820	$401,221	$3,058,673	$3,383,099

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

The Company’s depreciation expenses for the three months ended June 30, 2024 and 2023 were $2.2 million and $1.7 million, respectively. The Company’s depreciation expenses for the nine months ended June 30, 2024 and 2023 were $6.3 million and $5.4 million, respectively. In general, depreciation is included in “cost of revenues” on the Company’s consolidated statements of income.

The Company’s amortization expenses for the three months ended June 30, 2024 and 2023 were $108,142 and $135,820, respectively. The Company’s amortization expenses for the nine months ended June 30, 2024 and 2023 were $324,426 and $401,221, respectively. In general, amortization is included in “cost of revenues” on the Company’s consolidated statements of income.

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

The income tax expense for the three months ended June 30, 2024 was $6.0 million as compared to $1.5 million for the three months ended June 30, 2023. The income tax expense for the nine months ended June 30, 2024 was $6.7 million as compared to 768,000 for the nine months ended June 30, 2023. The changes were due to an increase in taxable income for the three and nine months ended June 30, 2024, as compared to the same period in 2023.

The effective income tax rate for the three and nine months ended June 30, 2024, was 25.6% and 30.5%,  respectively, as compared to 26.7% and 31.4%, respectively, for the same periods in 2023. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income and non-deductible expenses.

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

Subsequent Events

On July 11, 2024, the Company’s Nitro subsidiary completed the acquisition of substantially all the physical assets of Heritage Painting, LLC, a West Virginia corporation located in Poca, West Virginia for $300,000 cash.

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

The Company is seeing a significant increase in bid opportunities for natural gas transmission and distribution projects along with electrical, mechanical, and general construction projects.  The Company’s unaudited backlog at June 30, 2024, was $250.9 million, as compared to $185.9 million and $229.8 million at June 30, 2023, and September 30, 2023, respectively.  While adding additional projects appears likely, no assurances can be given that the Company will be successful in bidding on projects that become available.  Moreover, even if the Company obtains contracts, there can be no guarantee that the projects will go forward.

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

There has been no change in Energy Services of America Corporation’s internal control over financial reporting during Energy Services of America Corporation’s third quarter of fiscal year 2024 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

As previously disclosed, in February 2018, the Company filed a lawsuit against a customer in the United States District Court for the Western District of Pennsylvania (the “District Court”). The lawsuit was related to a dispute over work performed on a pipeline construction project. On November 21, 2022, the District Court issued a judgment in favor of the Company. On April 17, 2024, the United States Court of Appeals for the Third Circuit (the “Appeals Court”) affirmed the decision of the District Court. In May 2024, the Appeals Court denied petitions for a rehearing. This upheld the award granted by the District Court in November 2022. The Company received an approximately $15.6 million payment related to the lawsuit in May 2024.

On November 12, 2021, the Company received a withdrawal liability claim from a pension plan to which the Company made pension contributions for union construction employees performing covered work in a particular jurisdiction. The Company has not performed covered work in their jurisdiction since 2011; however, the Company disagrees with the withdrawal claim and believes it is covered by an exemption under federal law. The demand called for thirty-four quarterly installment payments of $41,000 starting December 15, 2021. The Company must comply with the demand under federal pension law; however, the Company firmly believes no withdrawal liability exists. The Company is in negotiations with the pension fund to resolve the matter and all future payments have been suspended as part of the negotiation. The Company has expensed all $164,000 in payments made through September 30, 2022 and does not expect any future liabilities related to this claim. The Company did not make any payments during the three and nine months ended June 30, 2024.

Other than described above, at June 30, 2024, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties, or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At June 30, 2024, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. Risk Factors

Please see the information disclosed in the “Risk Factors” section of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on January 16, 2024. There have been no material changes to the risk factors since the filing of the Annual Report on Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)	There have been no unregistered sales of equity securities during the period covered by the report.
(b)	None.
(c)	A table showing repurchases of Energy Services of America Corporation’s shares of its common stock during the three months ended June 30, 2024 is below:

			Value of Shares	Maximum Number of
			Purchased as Part of	Shares That May Yet Be
	Total Number of Shares	Average Price	Publicly Announced	Purchased Under the
Period	Purchased	Paid Per Share	Plans or Programs (1)	Plans or Programs
April 2024	—	—	—	934,478
May 2024	6,901	$6.00	$41,379	893,099
June 2024	—	—	—	893,099
Total	6,901	$6.00	$41,379	893,099
(1)

On July 6, 2022 the Company announced that the Board of Directors authorized a stock repurchase program under which the Company would repurchase up to 1,000,000 shares, or approximately 6%, of the Company’s issued and outstanding stock. The repurchase program started on August 16, 2022 and has no expiration date.

ITEM 5. Other Information

During the third fiscal quarter of 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

ENERGY SERVICES OF AMERICA CORPORATION

Date: August 12, 2024	By:	/s/ Douglas V. Reynolds
Douglas V. Reynolds
Chief Executive Officer

Date: August 12, 2024	By:	/s/ Charles P. Crimmel
Charles P. Crimmel
Chief Financial Officer