Form 10-K
period 2024-09-30
Energy Services of America CORP
filed 2024-12-19
CIK 1357971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended September 30, 2024

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price on March 31, 2024, was $ 92,406,947.

As of December 18, 2024, there were issued and outstanding 17,911,640 and 16,621,912, respectively, shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference its definitive Proxy Statement with respect to its 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into (Part III) of this Annual Report on Form 10-K.

Energy Services of America Corporation

Annual Report on Form 10-K
For the Fiscal Year Ended

September 30, 2024

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

The Company had consolidated operating revenues of $351.9 million for the fiscal year ended September 30, 2024, of which 53.2% was attributable to electrical, mechanical, and general contract services, 23.5% to gas and petroleum transmission projects, and 23.3% to gas & water distributions services. The Company had consolidated operating revenues of $304.1 million for the fiscal year ended September 30, 2023, of which 48.8% was attributable to electrical, mechanical, and general contract services, 30.3% to gas and petroleum transmission projects, and 20.9% to gas & water distributions services.

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

Tri-State Paving & Sealcoating, Inc. (“TSP” or “Tri-State Paving”), a wholly owned subsidiary of Energy Services, provides utility paving services to water distribution customers in the Charleston, West Virginia, Lexington, Kentucky, and Chattanooga, Tennessee markets. The employees of TSP are non-union and are managed independently of the Company’s union subsidiaries.

Ryan Construction Services Inc. (“Ryan Construction” or “RCS”), a wholly owned subsidiary of Energy Services, provides directional drilling services for broadband service providers along with offering natural gas distribution services, cathodic protection and corrosion prevention services, and civil construction services. Ryan Construction operates primarily in West Virginia and Pennsylvania. The employees of RCS are non-union and are managed independently of the Company’s union subsidiaries.

The Company’s website address is www.energyservicesofamerica.com. Information on our website is not part of this Annual Report on Form 10-K unless otherwise stated.

The Securities and Exchange Commission (the “SEC”) maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding the Company. The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These items are available as soon as reasonably practicable after we electronically file or furnish such material with the SEC. These materials are also available free of charge by written request to: Charles Crimmel, Chief Financial Officer and Corporate Secretary, Energy Services of America Corporation, 75 West 3rd Ave., Huntington, West Virginia 25701.

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

Backlog/New Business

The Company’s backlog represents contracts for services that have been entered into, but which have not yet been completed. At September 30, 2024, Energy Services had a backlog of $243.2 million of work to be completed on existing contracts. At September 30, 2023, the Company had a backlog of $229.8 million.

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

Employees and Human Capital Resources

Energy Services of America believes the Company’s greatest asset is its employees. The Company’s emphasis on the health and safety of its employees is an important factor in maintaining its experienced workforce and attracting new talent. As of September 30, 2024, the Company had 1,396 employees including 490 full-time non-union employees.

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

On December 2, 2024, the Company completed the acquisition of the assets of Tribute Contracting & Consultants, LLC. In fiscal 2022, the Company completed the acquisitions of Tri-State Paving and Ryan Construction. The Company may continue to expand by making additional acquisitions that could be material to its business, results of operations, financial condition and cash flows. Acquisitions involve many risks, including the following:

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

Inflation risk is the risk that the value of assets or income will be worth less in the future as inflation decreases the value of money. Over the last several years, there have been market indicators of a pronounced rise in inflation and the Federal Reserve has raised certain benchmark interest rates to combat inflation. Inflation generally increases the cost of goods and services we will use in our business operations, such as electricity and other utilities, which increases our expenses. In addition, we may have to increase both wages to retain our employees and the cost of our services by a greater amount than we have budgeted. Furthermore, our customers will also be affected by inflation and the rising costs of goods and services used in their businesses, which could have a negative impact on their ability to use our services and afford to pay our fees.

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

On August 8, 2024, the Company renewed its $30.0 million line of credit with a maturity date of June 28, 2026. The line of credit is limited to a borrowing base calculation, which was approximately $25.1 million at September 30, 2024. The outstanding balance on the line of credit was $4.5 million at September 30, 2024. The line of credit has a variable interest rate equal to the “Wall Street Journal” Prime Rate with a floor of 4.5%, which was 8.0% at September 30, 2024.

The Company believes this line of credit will provide enough operating capital for future projects. The Company cannot guarantee it will always have access to this line of credit in the future depending on the Company’s financial performance.

Risk Related to our Financial Performance

Revenue and cost estimates on projects may differ from actual results.

The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. While the Company believes estimates on project performance are materially correct at September 30, 2024, there can be no assurance that actual results will not differ from those estimates.

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

Our directors, as a group, beneficially owned approximately 32.4% of our outstanding shares of common stock as of September 30, 2024. As a result of this level of ownership, our directors have the ability, by taking coordinated action, to exercise significant influence over our affairs and policies. The interests of our directors may not be consistent with your interests as a stockholder. This influence may also have the effect of delaying or preventing changes of control or changes in management or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our Company.

Our dividend policy may change without notice and any payment of dividends in the future is subject to the discretion of our board of directors.

The holders of our common stock will receive cash dividends if and when declared by our board of directors out of legally available funds. Although we paid an annual cash dividend in calendar 2024 and have initiated a regular quarterly cash dividend in fiscal 2025, we have no obligation to continue paying dividends. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, and other factors that our board of directors may deem relevant. Our ability to pay dividends to our stockholders will continue to be subject to, and limited by, certain legal restrictions. Further, any lenders making loans to us may impose financial covenants that may be more restrictive with respect to dividend payments than our legal requirements.

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG-related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

ITEM 1B.     Unresolved Staff Comments

None.

ITEM 1C.     Cybersecurity

The Company’s Board of Directors recognizes the critical importance of developing, implementing, and maintaining robust cybersecurity measures to assess, identify, and manage material risks associated with cybersecurity threats. These risks include, among other things, internal information technology risks; system security risks; data protection; risks to proprietary business information; intellectual property theft; fraud; extortion; harm to employees, partners, or customers; violation of privacy or security laws and other litigation and legal risk; and reputational risks. The Company has implemented a cybersecurity risk management program that generally aligns with the National Institute of Standards and Technology (NIST) Cybersecurity Framework to manage these material risks, safeguard the Company’s information systems, protect the confidentiality, integrity, and availability of the Company’s data, and maintain the trust and confidence of our customers, business partners, and employees.

Risk Management and Strategy

The Board of Directors is actively involved in oversight of the Company’s risk management framework. The Company’s cybersecurity risk management practices are strategically integrated into its broader risk management framework to promote a company-wide culture of cybersecurity awareness. This integration ensures cybersecurity considerations are an integral part of decision-making processes across the organization.

The Company’s risk management team collaborates closely with its internal IT team to evaluate and address cybersecurity risks in alignment with the Company’s overall business objectives and operational needs. The Company has implemented controls and procedures to ensure the prompt escalation of cybersecurity concerns so that management, the Audit Committee, and the Board of Directors receive timely and appropriate information.

Given the complexity and evolving nature of cybersecurity threats, the Company engages external experts, such as cybersecurity assessors, third-party legal consultants, and auditors, to evaluate and test its risk management systems. These engagements include audits, threat assessments, and consultations on security enhancements. Such collaboration ensures the Company leverages specialized knowledge to maintain cybersecurity practices aligned with industry standards.

To assess, identify, and manage cybersecurity risks, the Company:

●	Utilizes advanced technology solutions, such as proactive detection tools, to safeguard its assets and identify threats within its environment.
●	Conducts cyber education and awareness training sessions to equip employees with the necessary knowledge and foster a strong security culture.
●	Analyzes internal and external cybersecurity incidents and threat intelligence to assess relevance to its environment and industry.
●	Performs recovery testing to ensure the resilience of critical systems and support business continuity.
●	Implements stringent oversight of third-party service providers, including conducting security reviews before engagement and ongoing monitoring to ensure compliance with the Company’s cybersecurity standards.

Governance

The Company’s Board of Directors believes it understands the significance of risks associated with cybersecurity threats to its operational integrity and stakeholder confidence and believes it has established mechanisms to effectively manage such risks based on the current understanding of the threat environment. As part of the Company’s entire Board of Directors operational risk management responsibilities, it has oversight of risks from cybersecurity threats. As discussed below, members of management advise the entire Board of Directors about cybersecurity threat risks, among other cybersecurity related matters, at least annually and management also reports to the Audit Committee with respect to cybersecurity risks with financial statement or financial statement reporting implications. The Audit Committee routinely interacts and reports to the entire Board of Directors on these matters.

The Board of Directors is composed of members with diverse expertise including risk management, technology, and finance domain expertise, equipping them to oversee cybersecurity risks effectively.

The Board of Directors and the Audit Committee receive briefings from the Company’s Chief Information Officer (“CIO”), Chief Financial Officer (“CFO”) and President and Chief Executive Officer (“CEO”) on a regular basis, with a minimum frequency of once per year. These briefings encompass a broad range of topics, including:

●	Current cybersecurity landscape and emerging threats;
●	Status of ongoing cybersecurity initiatives and strategies;
●	Incident reports and learnings from any cybersecurity events; and
●	Compliance with regulatory requirements and industry standards.

In addition to scheduled briefings, ad hoc discussions regarding emerging or potential cybersecurity risks ensure the Board remains informed and engaged in strategic decision-making related to cybersecurity. The Board conducts an annual review of the Company’s cybersecurity posture and risk management strategies to identify areas for improvement and maintain alignment with the Company’s overall risk management framework.

The Company’s CIO has over 20 years of experience in the field of technology and security and is instrumental in developing and designing, implementing and executing the Company’s cybersecurity strategies. The internal IT team is responsible for the day-to-day implementation of the Company’s cybersecurity risk management programs, testing compliance with standards, remediating known risks, and leading employee training programs. The team monitors the latest developments in cybersecurity, including potential threats and innovative risk management techniques, to help prevent, detect, and mitigate cybersecurity incidents.

In the event of a cybersecurity incident, the IT team implements the Company’s incident response plan to mitigate immediate impacts, implement remediation strategies, and prevent future incidents. The team also ensures that senior management is regularly informed about material cybersecurity risks and incidents to maintain alignment with organizational priorities.

As of the date hereof, the Company has not encountered cybersecurity incidents that the Company believes to have materially affected or are reasonably likely to materially affect the Company taken as a whole, including its business strategy, results of operations or financial condition.

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

ITEM 3.     Legal Proceedings

As previously disclosed, in February 2018, the Company filed a lawsuit against a customer in the United States District Court for the Western District of Pennsylvania (the “District Court”). The lawsuit was related to a dispute over work performed on a pipeline construction project. On November 21, 2022, the District Court issued a judgment in favor of the Company. On April 17, 2024, the United States Court of Appeals for the Third Circuit (the “Appeals Court”) affirmed the decision of the District Court. In May 2024, the Appeals Court denied petitions for a rehearing. This upheld the award granted by the District Court in November 2022. The Company received an approximately $15.6 million payment related to the lawsuit. The Company recognized the payment in its consolidated financial statements for the third fiscal quarter ended June 30, 2024.

On November 12, 2021, the Company received a withdrawal liability claim from a pension plan to which the Company made pension contributions for union construction employees performing covered work in a particular jurisdiction. The Company has not performed covered work in their jurisdiction since 2011; however, the Company disagrees with the withdrawal claim and believes it is covered by an exemption under federal law. The demand called for thirty-four quarterly installment payments of $41,000 starting December 15, 2021. The Company complied with the demand according to federal pension law; however, the Company firmly believes no withdrawal liability exists. The Company is in negotiations with the pension fund to resolve the matter and all future payments have been suspended as part of the negotiation. The Company has expensed all $164,000 in payments made through September 30, 2022 and does not expect any future liabilities related to this claim. The Company did not make any payments during the twelve months ended September 30, 2023 or 2024.

Other than described above, at September 30, 2024, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties, or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At September 30, 2024, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

As of September 30, 2024, there were 24 holders of record of our common stock. Certain shares of the Company’s common stock are held in “nominee” or “street” name and accordingly the number of beneficial owners of common stock is not included in the number of record holders.

The Company paid an annual cash dividend of $0.06 per share in fiscal 2024 and has initiated a quarterly cash dividend of $0.03 per share for fiscal 2025. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, and other factors that our board of directors may deem relevant. Our ability to pay dividends to our stockholders will continue to be subject to, and limited by, certain legal restrictions. Further, any lenders making loans to us may impose financial covenants that may be more restrictive with respect to dividend payments than our legal requirements.

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

The Company did not repurchase any shares of its common stock during the three months ended September 30, 2024.

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

Weather. Adverse or favorable weather conditions can impact gross margin in each period. Periods of wet weather, snow or rainfall, as well as severe temperature extremes can severely impact production and therefore negatively impact revenues and margins. Conversely, periods of dry weather with moderate temperatures can positively impact revenues and margins due to the opportunity for increased production and efficiency.

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

Results of Operations for the Fiscal Year Ended September 30, 2024, Compared to the Fiscal Year Ended September 30, 2023.

Revenue. A table comparing the components of the Company’s revenues for the fiscal years ended September 30, 2024, and 2023 is below:

	Twelve Months Ended
	September 30, 2024	% of total	September 30, 2023	% of total	Change	% Change
Gas & Water Distribution	$82,426,199	23.3%	63,527,457	20.9%	$18,898,742	29.7%
Gas & Petroleum Transmission	81,055,176	23.5%	92,132,049	30.3%	(11,076,873)	(12.0)%
Electrical, Mechanical, & General	188,395,486	53.2%	148,444,986	48.8%	39,950,500	26.9%
Total	$351,876,861	100.0%	304,104,492	100.0%	$47,772,369	15.7%

Revenue increased by $47.8 million, or 15.7%, to $351.9 million for the fiscal year ended September 30, 2024, from $304.1 million for the fiscal year ended September 30, 2023. The increase was the result of increased work in the Electrical, Mechanical, and General and Gas & Water Distribution business lines, partially offset by a decrease in Gas & Petroleum Transmission work.

Gas & Water Distribution revenues totaled $82.4 million for the fiscal year ended September 30, 2024, an $18.9 million increase from $63.5 million for the fiscal year ended September 30, 2023. The revenue increase was primarily related to the Company’s continued focus on increasing water project opportunities.

Gas & Petroleum Transmission revenues totaled $81.1 million for the fiscal year ended September 30, 2024, an $11.0 million decrease from $92.1 million for the fiscal year ended September 30, 2023. The revenue decrease was primarily related to a significant natural gas project that was substantially completed during the fiscal year ended September 30, 2023 that was not fully replaced in the fiscal year ended September 30, 2024.

Electrical, Mechanical, & General services and construction revenues totaled $188.4 million for the fiscal year ended September 30, 2024, a $40.0 million increase from $148.4 million for the fiscal year ended September 30, 2023. The revenue increase was primarily related to increased mechanical and electrical maintenance services performed and an increase in new construction opportunities during the fiscal year ended September 30, 2024, as compared to the prior fiscal year.

Cost of Revenues. A table comparing the components of the Company’s costs of revenues for fiscal years ended September 30, 2024 and 2023, is below:

	Twelve Months Ended
	September 30, 2024	% of total	September 30, 2023	% of total	Change	% Change
Gas & Water Distribution	$63,255,027	21.0%	$48,891,624	18.3%	$14,363,403	29.4%
Gas & Petroleum Transmission	69,451,038	23.0%	79,481,106	29.7%	(10,030,068)	(12.6)%
Electrical, Mechanical, & General	167,617,676	55.5%	137,763,517	51.5%	29,854,159	21.7%
Unallocated Shop Expense	1,598,804	0.5%	1,154,910	0.4%	443,894	38.4%
Total	$301,922,545	100.0%	$267,291,157	100.0%	$34,631,388	13.0%

Total cost of revenues increased by $34.6 million, or 13.0%, to $301.9 million for the fiscal year ended September 30, 2024, from $267.3 million for the fiscal year ended September 30, 2023. The increase was the result of increased work in the Electrical, Mechanical, and General and Gas & Water Distribution business lines, partially offset by a decrease in Gas & Petroleum Transmission work.

Gas & Water Distribution cost of revenues totaled $63.3 million for the fiscal year ended September 30, 2024, a $14.4 million increase from $48.9 million for the fiscal year ended September 30, 2023. The cost of revenues increase was primarily related to the Company’s continued focus on increasing water project opportunities.

Gas & Petroleum Transmission cost of revenues totaled $69.5 million for the fiscal year ended September 30, 2024, a $10.0 million decrease from $79.5 million for the fiscal year ended September 30, 2023. The cost of revenues decrease was primarily related to a significant natural gas project that was substantially completed during the fiscal year ended September 30, 2023 that was not fully replaced in the fiscal year ended September 30, 2024.

Electrical, Mechanical, & General services and construction cost of revenues totaled $167.6 million for the fiscal year ended September 30, 2024, a $29.8 million increase from $137.8 million for the fiscal year ended September 30, 2023. The cost of revenues increase was primarily related to increased mechanical and electrical maintenance services performed and an increase in new construction opportunities during the fiscal year ended September 30, 2024, as compared to the prior fiscal year.

Unallocated shop expenses totaled $1.6 million for the fiscal year ended September 30, 2024, a $444,000 increase from $1.2 million for the fiscal year ended September 30, 2023. The increase in unallocated shop expenses was primarily due to decreased internal equipment charges to projects for the fiscal year ended September 30, 2024, as compared to the prior fiscal year.

Gross Profit. A table comparing the components of the Company’s gross profit for fiscal years ended September 30, 2024, and 2023, is below:

	Twelve Months Ended
	September 30, 2024	% of revenue	September 30, 2023	% of revenue	Change	% Change
Gas & Water Distribution	$19,171,172	23.26%	$14,635,833	23.04%	$4,535,339	31.0%
Gas & Petroleum Transmission	11,604,138	14.32%	12,650,943	13.73%	(1,046,805)	(8.3)%
Electrical, Mechanical, & General	20,777,810	11.03%	10,681,469	7.20%	10,096,341	94.5%
Unallocated Shop Expense	(1,598,804)	—	(1,154,910)	—	(443,894)	38.4%
Total	$49,954,316	14.2%	$36,813,335	12.1%	$13,140,981	35.7%

Total gross profit increased by $13.1 million or 35.7% to $50.0 million for the fiscal year ended September 30, 2024, from $36.8 million for the fiscal year ended September 30, 2023.

Gas & Water Distribution gross profit totaled $19.2 million for the fiscal year ended September 30, 2024, a $4.5 million increase from $14.6 million for the fiscal year ended September 30, 2023. The gross profit increase was primarily related to the Company’s continued focus on increasing water project opportunities.

Gas & Petroleum Transmission gross profit totaled $11.6 million for the fiscal year ended September 30, 2024, a $1.1 million decrease from $12.7 million for the fiscal year ended September 30, 2023. The gross profit decrease was primarily related to less transmission work performed in the fiscal year ended September 30, 2024 as compared to the prior fiscal year.

Electrical, Mechanical, & General services and construction gross profit totaled $20.8 million for the fiscal year ended September 30, 2024, a $10.1 million increase from $10.7 million for the fiscal year ended September 30, 2023. The gross profit increase was primarily related to a large new construction electrical project that resulted in higher than expected profits and increased profits in general contractor opportunities during the fiscal year ended September 30, 2024, as compared to the prior fiscal year.

Gross loss attributed to unallocated shop operations totaled $1.6 million for the fiscal year ended September 30, 2024, a $444,000 increase from $1.2 million for the fiscal year ended September 30, 2023. The gross loss increase was primarily due to decreased internal equipment charges to projects for the fiscal year ended September 30, 2024, as compared to the prior fiscal year.

Selling and administrative expenses. Total selling and administrative expenses increased by $6.3 million to $30.1 million for the fiscal year ended September 30, 2024, from $23.8 million for the fiscal year ended September 30, 2023. The increase was primarily related to increased business opportunities and management hirings needed to secure and manage projects.

Income from operations. Income from operations was $19.8 million for the fiscal year ended September 30, 2024, a $6.8 million increase from $13.0 million for the fiscal year ended September 30, 2023. The increase was due to the items described above.

Other nonoperating expense. Other nonoperating expense decreased by $266,000 or (92.5%) to $22,000 for the fiscal year ended September 30, 2024, from $288,000 for the fiscal year ended September 30, 2023. The decrease was primarily due to the receipt of a settlement from a former third-party administrator of the Company’s 401(k) retirement plan.

Income from lawsuit judgement. The Company received $15.6 million from a lawsuit judgement against a former customer for work performed in a prior period. Please see Legal Proceedings on page 15 for more information.

Gain on sale of equipment. The net gain on the sale of equipment increased by $227,000 or 657.3% to $261,000 for the fiscal year ended September 30, 2024, from $34,000 for the fiscal year ended September 30, 2023. This increase was primarily due to the Company sending more obsolete and underused equipment to auction during the fiscal year ended September 30, 2024.

Interest Expense. Interest expense decreased by $218,000 or (9.1%) to $2.2 million for the fiscal year ended September 30, 2024, from $2.4 million for the fiscal year ended September 30, 2023. This decrease was primarily due to lower line of credit borrowings during the fiscal year ended September 30, 2024.

Net Income. Income before income taxes was $33.5 million for the fiscal year ended September 30, 2024, compared to $10.4 million for the fiscal year ended September 30, 2023. The increase was due to the items mentioned above.

The income tax expense for the fiscal year ended September 30, 2024 was $8.4 million as compared to $3.0 million for the fiscal year ended September 30, 2023. The increase was due to an increase in taxable income in the fiscal year ended September 30, 2024, as compared to the prior fiscal year.

The effective income tax rate for the fiscal year ended September 30, 2024 was 25.1%, as compared to 28.7% for the prior fiscal year. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income or loss, non-taxable and non-deductible expenses.

Net income for the fiscal year ended September 30, 2024 was $25.1 million compared to $7.4 million for the fiscal year ended September 30, 2023. The increase was due to the items mentioned above.

Comparison of Financial Condition at September 30, 2024 Compared to September 30, 2023.

The Company had total assets of $158.2 million at September 30, 2024, an increase of $15.7 million from the prior fiscal year-end balance of $142.5 million.

The aggregate balance of accounts receivable, retainages receivable, allowance for doubtful accounts and other receivables totaled $68.8 million at September 30, 2024, an increase of $9.5 million from the combined prior fiscal year-end balance of $59.3 million. The increase was primarily due to the timing of receivables, retainages, and receipts at the fiscal year ended September 30, 2024 as compared to the prior fiscal year end.

Cash and cash equivalents totaled $12.9 million at September 30, 2024, a decrease of $3.5 million from the prior fiscal year-end balance of $16.4 million. The decrease was primarily related to a net $7.9 million investment in property and equipment and a net $14.2 million used in financing activities, partially offset by a net $18.6 million provided by operating activities.

Net property, plant and equipment totaled $38.1 million at September 30, 2024, an increase of $1.6 million from the prior fiscal year-end balance of $36.5 million. Property, plant and equipment acquisitions totaled $10.9 million for the fiscal year 2024 while depreciation expense was $8.5 million, and the net impact of disposals was $797,000.

Right-of-use assets acquired from operating leases totaled $2.5 million net of amortization expense at September 30, 2024, a decrease of $795,000 from the prior fiscal year-end balance of $3.3 million. The decrease was primarily related to $1.3 million in right-of-use asset payments and, partially offset by $510,000 in right-of-use asset additions during the fiscal year ended September 30, 2024.

Goodwill and acquired intangible assets totaled $7.2 million at September 30, 2024, a $318,000 decrease from the prior fiscal year end balance of $7.5 million and was the result of intangible asset amortization expense of $438,000 for the fiscal year ended September 30, 2024, partially offset by $121,000 related to the acquisition of Heritage Painting.

Prepaid expenses and other totaled $4.1 million at September 30, 2024, an increase of $568,000 from the prior fiscal year-end balance of $3.5 million. The increase was primarily due to the increase of various prepaid insurance accounts at the fiscal year ended September 30, 2024, as compared to the prior fiscal year end.

Contract assets totaled $24.6 million at September 30, 2024, an increase of $8.6 million from the prior fiscal year-end balance of $16.0 million. This increase was primarily due to the timing of project billings and related costs and estimated earnings in excess of billings at September 30, 2024, as compared to at September 30, 2023.

Liabilities totaled $99.6 million at September 30, 2024, decrease of $8.3 million from the prior fiscal year-end balance of $107.9 million.

Contract liabilities totaled $17.0 million at September 30, 2024, a decrease of $792,000 from the prior fiscal year-end balance of $17.7 million. This decrease was due to increased billings in excess of costs and earnings when computing earned revenue on construction projects at September 30, 2024, as compared to at September 30, 2023.

The aggregate balance of current maturities of long-term debt and long-term debt totaled $23.6 million at September 30, 2024, a decrease of $1.4 million from the prior fiscal year-end balance of $25.0 million. The decrease was primarily due to $8.0 million in long-term debt repayments, partially offset by $2.0 million in long-term debt additions and $4.5 million in line of credit borrowings due by June 28, 2026.

Net deferred income tax payable totaled $6.5 million at September 30, 2024, a decrease of $380,000 from the prior fiscal year-end balance of $6.9 million. The decrease was primarily related to the addition of $533,000 in state net operating loss valuation allowances at the fiscal year ended September 30, 2024.

Accounts payable totaled $23.7 million as of September 30, 2024, an increase of $1.7 million from the prior fiscal year-end balance of $22.0 million. The increase was due to more work in progress at the end of the fiscal year ended September 30, 2024, as compared to the prior fiscal year-end.

Current and long-term operating lease liabilities totaled $2.5 million at September 30, 2024, a decrease of $818,000 from the prior fiscal year end balance of $3.4 million. The decrease was primarily related to $1.3 million in operating lease payments, partially offset by $510,000 in additions during the fiscal year ended September 30, 2024.

Accrued expenses and other current liabilities totaled $13.9 million at September 30, 2024, an increase of $752,000 from the prior fiscal year-end balance of $13.1 million. The increase was primarily due to increased labor and burden expenses incurred towards the end of the fiscal year 2024, as compared to fiscal 2023.

Current maturities of lines of credit and short-term borrowings totaled $10.3 million at September 30, 2024, a decrease of $9.6 million from the prior fiscal year-end balance of $19.8 million. This decrease was primarily due to $4.2 million in line of credit repayments, the reclass of $4.5 million in line of credit borrowings to long-term debt, and the payment of $950,000 in short-term insurance premium financing, partially offset by $100,000 in accrued interest on PPP loan debt.

Income taxes payable totaled $2.2 million at September 30, 2024, as compared to a prior fiscal year-end balance of $0 due to having net operating loss carry forwards at September 30, 2023.

Shareholders’ equity totaled $58.7 million at September 30, 2024, an increase of $24.1 million from the prior fiscal year-end balance of $34.6 million. This increase was primarily due to $25.1 million in net income, partially offset by $994,000 in special cash dividend payments.

Liquidity and Capital Resources

Operating Line of Credit

On August 8, 2024, the Company renewed its $30.0 million line of credit with a maturity date of June 28, 2026. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%.

The line of credit is limited to a borrowing base calculation as summarized below:

	September 30, 2024	September 30, 2023
Eligible borrowing base	$25,089,446	$23,942,868

Borrowed on line of credit	4,500,000	8,712,915

Line of credit balance available	$20,589,446	$15,229,953

Interest rate	8.0%	8.5%

The Company’s $4.5 million line of credit borrowing is recorded as a long-term debt as of September 30, 2024, as compared to an $8.7 million short-term borrowing at September 30, 2023.

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

The Company’s lender has agreed to omit the effect of the PPP loan restatement from the Company’s covenant compliance calculations while a final decision on PPP loan forgiveness remains in question. Thus, the Company was in compliance with all covenants at September 30, 2024.

Insurance Premiums Financed

The Company had previously financed insurance policy premiums on a short-term basis through a financing company prior to beginning to make quarterly installment payments for calendar year 2024. These insurance policies include workers’ compensation, general liability, automobile, umbrella, and equipment policies. At September 30, 2024 and September 30, 2023, the remaining balance of the insurance premiums was $0 and $950,000, respectively.

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

Long-Term Debt

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with a bank to purchase the office building and property it had previously been leasing. The interest rate on this loan agreement is 4.82% with monthly payments of $7,800. The interest rate on this note is subject to change from time to time based on changes in the U.S. Treasury yield, adjusted to a constant maturity of three years as published by the Federal Reserve weekly. As of September 30, 2024, the Company had made principal payments of $437,000. The loan is collateralized by the building purchased under this agreement. The note is currently held by Peoples Bank, Inc.

On November 13, 2015, the Company entered into a 10-year $1.1 million loan agreement with United Bank to purchase the fabrication shop and property Nitro had previously been leasing. As of September 30, 2024, the Company had repaid this loan in full.

On December 31, 2020, West Virginia Pipeline Acquisition Company, later renamed West Virginia Pipeline, Inc., entered into a $3.0 million sellers’ note agreement with David and Daniel Bolton for the remaining purchase price of West Virginia Pipeline, Inc. For the purchase price allocation, the $3.0 million note had a fair value of $2.85 million. As part of the $6.35 million acquisition price, the Company paid $3.5 million in cash in addition to the note. The unsecured five-year term note requires annual payments of at least

$500,000 with a fixed interest rate of 3.25% on the $3.0 million sellers’ note, which equates to 5.35% on the carrying value of the note. As of September 30, 2024, the Company had made annual installment payments of $2,000,000.

On January 4, 2021, the Company entered into a $3.0 million Non-Revolving Note agreement with United Bank. This five-year agreement gave the Company access to a $3.0 million line of credit for the purchase of equipment. As of September 30, 2024, the Company had repaid this loan in full.

On April 2, 2021, the Company entered into a $3.5 million Non-Revolving Note agreement with United Bank. This five-year agreement repaid the outstanding $3.5 million line of credit that was used for the down payment on the West Virginia Pipeline acquisition. This loan has monthly installment payments of $64,853 and has a fixed interest rate of 4.25%. The loan is collateralized by the Company’s equipment and receivables. As of September 30, 2024, the Company had made principal payments of $2.4 million.

On April 29, 2022, the Company entered into a $7.5 million Non-Revolving Note agreement with United Bank. This five-year agreement was used to finance the purchase of Tri-State Paving and has monthly payments of $129,910 with a fixed interest rate of 4.25%. As of September 30, 2024, the Company had made principal payments of $3.1 million.

On April 29, 2022, the Company entered into a $1.0 million promissory note agreement with Corns Enterprises, a related party, as partial consideration for the purchase of Tri-State Paving. David E. Corns continued his role as President of the Company’s Tri-State Paving Subsidiary. This four-year agreement requires $250,000 principal installment payments on or before the end of each twelve (12) full calendar month period beginning April 29, 2022. Interest payments due shall be calculated on the principal balance remaining and shall be at the stated rate of 3.5% per year. The Company has made $750,000 in principal payments on this note as of September 30, 2024.

On October 10, 2022, the Company entered into a $3.1 million promissory note agreement with United Bank. This five-year agreement financed the previous cash value of equipment purchased in the Ryan Construction acquisition. This loan has monthly installment payments of $60,000 and has a fixed interest rate of 6.0%. The loan is collateralized by the Company’s equipment and receivables. As of September 30, 2024, the Company had made principal payments of $1.1 million.

On June 1, 2023, the Company entered into a $9.3 million Non-Revolving Note agreement with United Bank. This five-year agreement gave the Company access to a $9.3 million line of credit (“Equipment Line of Credit 2023”), specifically for the purchase of equipment, for a period of six months with a fixed interest rate of 7.25%. After six months, all borrowings against the Equipment Line of Credit 2023 converted to a fifty-four-month term note agreement with a fixed interest rate of 7.25%. The loan is collateralized by the equipment purchased under this agreement. As of September 30, 2024, the Company had borrowed $9.3 million against this line of credit and made $1.5 million in principal payments.

On August 8, 2024, the Company renewed its $30.0 million line of credit with a maturity date of June 28, 2026. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%. The outstanding balance on the operating line of credit at September 30, 2024 was $4.5 million with an interest rate of 8.0%.

On August 8, 2024, the Company entered into a $5.0 million Non-Revolving Note agreement with United Bank. This five-year agreement gave the Company access to a $5.0 million equipment line of credit, specifically for the purchase of equipment, for a period of twelve months with a variable interest rate based on the “Wall Street Journal” Prime Rate (the index) and initially at 8.5%. After twelve months, all borrowings against the equipment line of credit will be converted to a forty-eight month term note agreement with a fixed interest rate equal to the “U.S. Treasury Rate” plus 2.75% per annum. The loan is collateralized by the equipment purchased under this agreement. As of September 30, 2024, the Company had not borrowed against this line of credit.

At September 30, 2024, future expected payments due on short-term and long-term debt are as follows:

2025	$16,665,591
2026	10,238,734
2027	4,591,906
2028	1,775,120
2029	62,726
Thereafter	519,506
$33,853,583

As of September 30, 2024, the Company had $12.9 million in cash and $36.2 million in working capital (defined as current assets less current liabilities).

Leases

The Company leases office space for SQP for $1,500 per month. The lease, which was originally signed on March 25, 2021, is for a period of two years with five one-year renewals available immediately following the end of the base term. The Company has only committed to one-year renewals and is evaluating whether to renew for additional periods.

The Company had two lease agreements for construction equipment with a combined amount of $160,000 that were paid in full as of September 30, 2024. The leases had a term of twenty-two months with a stated interest rate of 0%, combined monthly installment payments of $6,645 and were cancellable at any time without penalty. The Company exercised the right to purchase the equipment at the expiration of the leases by applying the two-month deposit paid. The related assets and finance lease obligations associated with these lease agreements had been included in the consolidated balance sheets within property, plant and equipment and long-term debt.

The Company has two right-of-use operating leases acquired on April 29, 2022, as part of the Tri-State Paving, LLC transaction. The first operating lease, for the Hurricane, West Virginia facility, had a net present value of $236,000 at inception, and a carrying value of $46,000 at September 30, 2024. The 4.5% interest rate on the operating leases is based on the Company’s incremental borrowing rate at inception.

The second operating lease, for the Chattanooga, Tennessee facility, had a net present value of $144,000 at inception, and expired on August 31, 2024. The lease was renewed for a two-year period with a net present value of $140,000 and had a carrying value of $123,000 at September 30, 2024. The 8.5% interest rate on the operating leases is based on the Company’s incremental borrowing rate at inception.

The Company has a right-of-use operating lease with Enterprise acquired on August 11, 2022, as part of the Ryan Environmental acquisition. This lease agreement was initially for thirty-one vehicles with a net present value of $1.2 million. The Company subsequently netted forty-three additional leased vehicles. The right-of-use operating lease had a carrying value of $2.2 million at September 30, 2024. Each vehicle leased under the master lease program has its own implicit rate.

The Company had a right-of-use operating lease with RICA Developers, LLC acquired on August 12, 2022, as part of the Ryan Environmental acquisition. This lease, for the Bridgeport, West Virginia facility, had a net present value of $140,000 at inception and no carrying value at September 30, 2023. The 4.5% interest rate on the operating lease was based on the Company’s incremental borrowing rate at inception. The Company has signed a one-year renewal agreement effective October 1, 2023 through September 30, 2024. The lease had a net present value of $125,000 at inception and no carrying value at September 30, 2024. The 8.5% interest rate on the operating lease was based on the Company’s incremental borrowing rate at inception. As of September 30, 2024, the Company has only committed to a one-year renewal and is evaluating whether to renew for additional periods.

The Company has a right-of-use operating lease acquired on March 28, 2023. This lease, for the Winchester, Kentucky facility, had a net present value of $290,000 at inception and a carrying value of $161,000 at September 30, 2024. The 7.5% interest rate on the operating lease is based on the Company’s incremental borrowing rate at inception.

The maturities of the Company’s operating lease liabilities are as follows:

2025	$1,110,028
2026	1,004,022
2027	804,467
2028	129,749
3,048,266
Less amounts representing interest	(515,339)
Present value of operating lease liabilities	$2,532,927

Off-Balance Sheet Transactions

Due to the nature of our industry, we often enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected on our balance sheets. Though for the most part not material in nature, some of these are:

Rental Agreements

The Company rents equipment for use on construction projects with rental agreements being week to week or month to month. Rental expense can vary by the fiscal year due to equipment requirements on construction projects and the availability of Company owned equipment. Rental expense, which is included in cost of goods sold on the consolidated statements of income, was $16.3 million and $12.1 million for the twelve months ended September 30, 2024, and 2023, respectively.

Letters of Credit

Certain of our customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors, vendors, etc. on various customer projects. At September 30, 2024, the Company did not have any outstanding letters of credit.

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

Currently, the Company has an agreement with a surety company to provide bonding which will suit the Company’s immediate needs. The ability to obtain bonding for future contracts is an important factor in the contracting industry with respect to the type and value of contracts that can be bid on. Depending upon the size and conditions of a particular contract, the Company may be required to post letters of credit or other collateral in favor of the insurer. Posting these letters or other collateral will reduce our borrowing capabilities. The Company does not anticipate any claims in the foreseeable future. At September 30, 2024, the Company had $117.6 million in performance bonds outstanding.

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

Please see the tables below for customers that represent 10.0% or more of the Company’s revenue or accounts receivable, net of retention as of or for the fiscal years ended September 30, 2024, and 2023:

	Twelve Months Ended	Twelve Months Ended
Revenue	September 30, 2024	September 30, 2023
TransCanada Corporation	10.4%	13.9%
NiSource and subsidiaries	*	17.5%
All other	89.6%	68.6%
Total	100.0%	100.0%

* Less than 10.0% and included in “All other” if applicable

Accounts receivable, net of retention	at September 30, 2024	at September 30, 2023
NiSource and subsidiaries	*	11.8%
All other	100.0%	88.2%
Total	100.0%	100.0%

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

Litigation

As previously disclosed, in February 2018, the Company filed a lawsuit against a customer in the United States District Court for the Western District of Pennsylvania (the “District Court”). The lawsuit was related to a dispute over work performed on a pipeline construction project. On November 21, 2022, the District Court issued a judgment in favor of the Company. On April 17, 2024, the United States Court of Appeals for the Third Circuit (the “Appeals Court”) affirmed the decision of the District Court. In May 2024, the Appeals Court denied petitions for a rehearing. This upheld the award granted by the District Court in November 2022. The Company received approximately $15.6 million payment related to the lawsuit. The Company recognized the payment in its consolidated financial statements for the third fiscal quarter ended June 30, 2024.

On November 12, 2021, the Company received a withdrawal liability claim from a pension plan to which the Company made pension contributions for union construction employees performing covered work in a particular jurisdiction. The Company has not performed covered work in their jurisdiction since 2011; however, the Company disagrees with the withdrawal claim and believes it is covered by an exemption under federal law. The demand called for thirty-four quarterly installment payments of $41,000 starting December 15, 2021. The Company complied with the demand according to federal pension law; however, the Company firmly believes no withdrawal liability exists. The Company is in negotiations with the pension fund to resolve the matter and all future payments have been suspended as part of the negotiation. The Company has expensed all $164,000 in payments made through September 30, 2022 and does not expect any future liabilities related to this claim. The Company did not make any payments during the twelve months ended September 30, 2023 or 2024.

Other than described above, at September 30, 2024, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties, or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At September 30, 2024, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

On April 29, 2022, the Company entered into a $1.0 million promissory note agreement with Corns Enterprises as partial consideration for the purchase of Tri-State Paving. This four-year agreement requires $250,000 principal installment payments on or before the end of each twelve (12) full calendar month period beginning April 29, 2022. Interest payments due shall be calculated on the principal balance remaining and shall be at the stated rate of 3.5% per year. The Company has made $750,000 in principal payments on this note as of September 30, 2024.

Subsequent to the April 29, 2022 acquisition of Tri-State Paving, the Company entered into an operating lease for facilities in Hurricane, West Virginia with Corns Enterprises. This thirty-six-month lease is treated as a right to use asset and has payments of $7,000 per month. The total net present value at inception was $236,000 with a carrying value of $46,000 at September 30, 2024.

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

CJ Hughes entered into an agreement, cancelable at any time, with Construction Specialty Services (“CSS”), which is owned by Chuck Austin, the President of CJ Hughes. CSS rents equipment, periodically, to and as requested by CJ Hughes. The equipment rental rates are below the rates that the equipment can be rented from any unaffiliated rental company. CJ Hughes is not obliged to rent any equipment and does so only when CJ Hughes does not have equipment available of its own and would otherwise need to rent such equipment as the demand increases throughout the construction season. In the fiscal years 2023 and 2024, the rental amounts for these specific years were $387,000, and $318,000, respectively.

Other than mentioned above, there were no new material related party transactions entered into during the fiscal year ended September 30, 2024.

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

Inflation

Most significant project materials, such as pipe or electrical wire, are provided by the Company’s customers. When possible, the Company attempts to lock in pricing with vendors and include qualifications regarding material cost increases in bids. Where allowed by contract, the Company will address fuel cost increases with customers. Significant inflation or supply chain issues could cause customers to delay or cancel planned projects; however, inflation did not have a significant effect on our results for the twelve months ended September 30, 2024, and 2023.

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

The following table presents our costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings at September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023
Costs incurred on contracts in progress	$347,180,901	$287,347,650
Estimated earnings, net of estimated losses	59,349,378	38,976,895
	406,530,279	326,324,545
Less billings to date	398,885,475	328,112,326
	$7,644,804	$(1,787,781)

Costs and estimated earnings in excess of billed on
uncompleted contracts	$24,595,792	$15,955,220
Less billings in excess of costs and estimated earnings on
uncompleted contracts	16,950,988	17,743,001

	$7,644,804	$(1,787,781)

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

Materially incorrect estimates of bad debt reserves could result in an unexpected loss in profitability for the Company. Additionally, frequently changing reserves could be an indication of risky or unreliable customers. At September 30, 2024, management review deemed that the allowance for doubtful accounts was adequate.

Please see the allowance for doubtful accounts table below:

	September 30, 2024	September 30, 2023

Balance at beginning of period	$51,063	$70,310
Charged to expense	687,463	—
Deductions for uncollectible receivables written off, net of recoveries	—	(19,247)
Balance at end of period	$738,526	$51,063

Impairment of goodwill and intangible assets

The Company follows the guidance of Accounting Standards Codification (“ASC”) 350-20-35-3 “Intangibles-Goodwill and Other (Topic 350)” which requires a company to record an impairment charge based on the excess of a reporting unit’s carrying amount of goodwill over its fair value. Under the current guidance, companies can first choose to assess any impairment based on qualitative factors (Step 0). If a company fails this test or decides to bypass this step, it must proceed with a quantitative assessment of goodwill impairment. The Company did not have a goodwill impairment at September 30, 2024.

Materially incorrect estimates could cause an impairment of goodwill or intangible assets and result in a loss in profitability for the Company.

A table of the Company’s intangible assets subject to amortization is below:

			Accumulated	Accumulated	Amortization and	Amortization and
	Remaining Life		Amortization and	Amortization and	Impairment	Impairment	Net Book	Net Book
	(in months) at		Impairment at	Impairment at	Twelve Months Ended	Twelve Months Ended	Value at	Value at
	September 30,	Original	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Intangible assets:	2024	Cost	2024	2023	2024	2023	2024	2023

West Virginia Pipeline:
Customer relationships	75	$2,209,724	828,630	$607,661	220,969	220,968	$1,381,094	$1,602,063
Tradename	75	263,584	98,863	72,500	26,363	26,364	164,721	191,084
Non-competes	—	83,203	83,203	83,203	—	10,397	—	—

Revolt Energy:
Employment agreement/non-compete	—	100,000	100,000	100,000	—	22,221	—	—

Heritage Painting
Customer relationships	57	121,100	6,054	—	6,054	—	115,046	—

Tri-State Paving:
Customer relationships	91	1,649,159	398,547	233,631	164,916	166,850	1,250,612	1,415,528
Tradename	91	203,213	49,110	28,789	20,321	20,421	154,103	174,424
Non-competes	—	39,960	39,960	39,960	—	23,370	—	—

Total intangible assets		$4,669,943	$1,604,367	$1,165,744	$438,623	$490,591	$3,065,576	$3,383,099

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

The Company’s depreciation expense for the twelve months ended September 30, 2024 and 2023 was $8.5 million and $7.3 million, respectively. In general, depreciation is included in “cost of revenues” on the Company’s consolidated statements of income.

The Company’s amortization expense for the twelve months ended September 30, 2024 and 2023 were $438,623 and $490,591, respectively. In general, amortization is included in “cost of revenues” on the Company’s consolidated statements of income.

Materially incorrect estimates of depreciation and amortization and/or the useful lives of assets could significantly impact the value of long-lived assets on the Company’s consolidated financial statements. A material overvaluation could result in impairment charges and reduced profitability for the Company.

Income Taxes

The Company’s income tax expense and deferred tax assets and liabilities reflect management’s best estimate of current and future taxes to be paid. Significant judgments and estimates are required in the determination of the consolidated income tax expense. The Company’s provision for income taxes is computed by applying a federal rate of 21.0% and a blended state rate of approximately 5% to 6.0% to taxable income or loss after consideration of non-taxable and non-deductible items.

The income tax expense for the fiscal year ended September 30, 2024 was $8.4 million as compared to $3.0 million for the fiscal year ended September 30, 2023. The increase was due to an increase in taxable income for the fiscal year ended September 30, 2024, as compared to the fiscal year ended September 30, 2023.

The effective income tax rate for the fiscal year ended September 30, 2024 was 25.1%, as compared to an effective income tax rate of 28.7% for the fiscal year ended September 30, 2023. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income or loss, non-taxable and non-deductible expenses.

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

Subsequent Events

On October 31, 2024, the Company announced it had entered into an Asset Purchase Agreement with Tribute Contracting & Consultants, LLC (“Tribute”), an underground utility contractor that primarily specializes in water and wastewater system installations in Ohio, Kentucky, and West Virginia. On December 2, 2024, the Company closed on the acquisition. Under the terms of the agreement, Energy Services’ new subsidiary, Tribute Acquisition Company, purchased substantially all of the assets of Tribute for $22.0 million in cash, less any assumed debt and working capital adjustments, and $2.0 million of Energy Services’ common stock. The $22.0 million in cash was funded through a $16.0 million loan with United Bank, West Virginia, with the remainder paid in cash by the Company.

On November 20, 2024, the Company’s Board of Directors approved a quarterly cash dividend of $0.03 per common share. The dividend will be paid on January 2, 2025 to holders of record as of December 13, 2024. While this is expected to be a quarterly cash dividend, factors such as income from operations, cash flows, and overall financial outlook may affect future dividend payments.

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

Management has used the framework set forth in the report entitled “Internal Control–Integrated Framework 2013” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has not identified any material weakness in the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2024.

Changes in Internal Controls Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

Urish Popeck & Co., LLC, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an attestation report on our internal control over financial reporting. Such report is included in Item 8 of this Annual Report and incorporated by reference herein.

ITEM 9B.     Other Information

During the fourth fiscal quarter of 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

The information contained under the sections captioned “Proposal I – Election of Directors” in the Company’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2024 (the “Proxy Statement”) is incorporated herein by reference.

ITEM 11.     Executive Compensation

The information contained under the section captioned “Proposal I – Election of Directors – Executive and Director Compensation” in the definitive Proxy Statement is incorporated herein by reference.

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)Securities Authorized for issuance under Stock-Based Compensation Plans

The following table presents certain information regarding our Equity Compensation Plan in effect as of September 30, 2024:

	Number of securities to be		Number of securities
	issued upon exercise of	Weighted average	remaining available for
Plan	outstanding options and rights	exercise price	issuance under plan
Equity compensation plans approved by stockholders	—	—	1,435,439
Equity compensation plans not approved by stockholders	—	—	—
Total	—	—	1,435,439

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

PART IV

ITEM 15.     Exhibits and Financial Statement Schedules

The exhibits and financial statement schedules filed as a part of this Annual Report on Form 10-K are as follows:

(a)(1)	Consolidated Financial Statements
Energy Services of America Corporation
	Report of Independent Registered Public Accounting Firm (PCAOB ID 1013)	F-1
	Report of Independent Registered Public Accounting Firm (PCAOB ID 23)	F-4
	Consolidated Balance Sheets, September 30, 2024 and September 30, 2023.	F-5
	Consolidated Statements of Income, Years Ended September 30, 2024 and September 30, 2023.	F-6
	Consolidated Statements of Cash Flows, Years Ended September 30, 2024 and September 30, 2023.	F-7
	Consolidated Statements of Changes in Shareholders’ Equity, Years Ended September 30, 2024 and September 30, 2023.	F-8
	Notes to Consolidated Financial Statements.	F-9
(a)(2)	Consolidated Financial Statement Schedules
No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.
(a)(3)	Exhibits

Exhibit No.	Description
2.1	Asset Purchase Agreement dated October 30, 2024 (9)
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment to the Registrant’s Certificate of Incorporation (1)
3.4	Certificate of Designations Series A Preferred Stock (4)
4.1	Form of Certificate of Common Stock (1)
4.2	Description of Common Stock (5)
10.1	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (1)
10.2	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders (1)
10.3	Form of Letter Agreement between Chapman Printing Co. and the Registrant regarding administrative support (1)
10.4	Form of Amended Registration Rights Agreement among the Registrant and the Initial Stockholders (1)
10.5	Energy Services of America Corporation Employee Stock Purchase Plan (2)
10.6	Energy Services of America Corporation 2022 Equity Incentive Plan (7)
14	Code of Ethics (1)
16.1	Letter disclosing combination dated November 1, 2021, from Baker Tilly US, LLP (6)
16.2	Letter of Agreement dated November 1, 2021, from Baker Tilly US, LLP (6)
16.3	Letter of Baker Tilly US, LLP dated February 20, 2024 (8)
19	Insider Trading Policy
21	List of subsidiaries
23.1	Consent of Urish Popeck & Co., LLC
23.2	Consent of Baker Tilly US, LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Policy Related to Recovery of Erroneously Awarded Compensation
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1)

Incorporated by reference to the Registration Statement on Form S-1 of Energy Services of America Corp. (file no. 333-133111), originally filed with the Securities and Exchange Commission on April 7, 2006, as amended.

(2)Filed as Appendix A to the Schedule 14-A filed with the Securities and Exchange Commission on October 16, 2008.

(3)	Filed as Appendix A to the Schedule 14-A filed with the Securities and Exchange Commission on July 2, 2010.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2013.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 20, 2019.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2021.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2022.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2024.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2024.

(b) The exhibits listed under (a)(3) above are filed herewith.

(c) Not applicable.

ITEM 16.     Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY SERVICES OF AMERICA CORPORATION

Date: December 19, 2024	By:	/s/ Douglas V. Reynolds
Douglas V. Reynolds
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Position	Date

By	/s/ Marshall T. Reynolds	Chairman of the Board	December 19, 2024
Marshall T. Reynolds

By	/s/ Jack Reynolds	Director	December 19, 2024
Jack R. Reynolds

By	/s/ Charles P. Crimmel	Chief Financial Officer	December 19, 2024
	Charles P. Crimmel	(Principal Financial and Accounting Officer)

By	/s/ Amy E. Abraham	Director
	Amy E. Abraham		December 19, 2024

By	/s/ Joseph L. Williams	Director	December 19, 2024
Joseph L. Williams

By	/s/ Mark S. Prince	Director	December 19, 2024
Mark S. Prince

By	/s/ Frank S. Lucente	Director	December 19, 2024
Frank S. Lucente

By	/s/ Patrick J. Farrell	Director	December 19, 2024
Patrick J. Farrell

By	/s/ Douglas V. Reynolds	President and Chief	December 19, 2024
	Douglas V. Reynolds	Executive Officer, and Director
(Principal Executive Officer)

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Energy Services of America Corporation

Huntington, West Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Energy Services of America Corporation (the “Company”) as of September 30, 2024, the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated December 19, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

Critical Audit Matter Description

The Company recognizes revenue upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services.

Significant judgment is exercised by the Company in determining revenue recognition for customer agreements, and include the pattern of delivery (i.e., timing of when revenue is recognized) for each distinct performance obligation.

The related audit effort in evaluating management’s judgments in determining revenue recognition for customer agreements required a high degree of auditor judgment.

How the Critical Audit Matter was Addressed in the Audit

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

/s/ Urish Popeck & Co., LLC

We have served as the Company's auditor since 2024.

Pittsburgh, PA

December 19, 2024

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Energy Services of America Corporation

Huntington, West Virginia

Opinion on Internal Control over Financial Reporting

We have audited Energy Services of America Corporation’s (the “Company’s”) internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of September 30, 2024, the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended, and the related notes and our report dated December 19, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Urish Popeck & Co., LLC

Pittsburgh, PA

December 19, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Energy Services of America Corporation

Huntington, West Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Energy Services of America Corporation and subsidiaries (the Company) as of September 30, 2023, and the related consolidated statements of income, changes in shareholders’ equity and cash flows, for the year ended September 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023, and the results of their operations and their cash flows for the year ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Baker Tilly US, LLP

We served as the Company’s auditor from 2008 to 2024.

Pittsburgh, Pennsylvania

January 16, 2024

ENERGY SERVICES OF AMERICA CORPORATION

CONSOLIDATED BALANCE SHEETS

As of September 30, 2024 and 2023

	2024	2023
Assets
Current assets
Cash and cash equivalents	$12,926,036	$16,431,572
Accounts receivable-trade	56,802,844	51,219,958
Allowance for doubtful accounts	(738,526)	(51,063)
Retainages receivable	11,704,281	7,589,749
Other receivables	1,047,952	516,968
Contract assets	24,595,792	15,955,220
Prepaid expenses and other	4,088,550	3,520,178
Total current assets	110,426,929	95,182,582

Property, plant and equipment, at cost	91,885,621	84,329,349
less accumulated depreciation	(53,749,907)	(47,799,840)
Total fixed assets	38,135,714	36,529,509

Right-of-use assets-operating leases	2,531,227	3,326,405
Intangible assets, net	3,065,576	3,383,099
Goodwill	4,087,554	4,087,554

Total assets	$158,247,000	$142,509,149

Liabilities and shareholders’ equity
Current liabilities
Current maturities of long-term debt	$6,372,915	$6,107,277
Current maturities of lines of credit and short-term borrowings	10,292,676	19,847,470
Current maturities of operating lease liabilities	907,503	1,075,815
Accounts payable	23,673,659	22,026,639
Accrued expenses and other current liabilities	13,855,533	13,103,944
Contract liabilities	16,950,988	17,743,001
Income tax payable	2,195,278	—
Total current liabilities	74,248,552	79,904,146

Long-term debt, less current maturities	17,187,992	18,870,529
Long-term operating lease liabilities, less current maturities	1,625,424	2,274,975
Deferred tax liability	6,490,888	6,870,510
Total liabilities	99,552,856	107,920,160

Shareholders’ equity

Common stock, $.0001 par value Authorized 50,000,000 shares, 17,860,413 issued and 16,570,685 outstanding at September 30, 2024 and 17,850,012 issued and 16,567,185 outstanding at September 30, 2023	1,790	1,789

Treasury stock, 1,289,728 shares at September 30, 2024 and 1,318,430 at 2023	(133)	(132)

Additional paid in capital	60,282,921	60,288,745
Retained deficit	(1,590,434)	(25,701,413)
Total shareholders’ equity	58,694,144	34,588,989
Total liabilities and shareholders’ equity	$158,247,000	$142,509,149

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

For the years ended September 30, 2024 and 2023

	2024	2023
Revenue	$351,876,861	$304,104,492

Cost of revenue	301,922,545	267,291,157

Gross profit	49,954,316	36,813,335

Selling and administrative expenses	30,119,070	23,776,898
Income from operations	19,835,246	13,036,437

Other income (expense)
Interest income	—	196
Proceeds from lawsuit judgement	15,634,499	—
Other nonoperating expense	(21,561)	(287,602)
Interest expense	(2,188,609)	(2,406,839)
Gain on sale of equipment	261,102	34,478
	13,685,431	(2,659,767)

Income before income taxes	33,520,677	10,376,670

Income tax expense	8,415,667	2,975,250

Net income	25,105,010	7,401,420

Weighted average shares outstanding-basic	16,570,289	16,646,086

Weighted average shares-diluted	16,608,038	16,670,963

Earnings per share
available to common shareholders	$1.52	$0.44

Earnings per share-diluted
available to common shareholders	$1.51	$0.44

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended September 30, 2024 and 2023

	2024	2023
Cash flows from operating activities:
Net income	$25,105,010	$7,401,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	8,539,400	7,316,594
Accreted interest on PPP loans	108,356	99,789
Gain on sale of equipment	(261,102)	(34,478)
Provision for deferred taxes	(379,622)	2,415,431
Provision for bad debts	687,463	—
Vested restricted stock award compensation	35,556	—
Amortization of intangible assets	438,623	490,591
Accreted interest on note payable	61,477	54,687
Increase in accounts receivable-trade	(5,582,886)	(12,713,982)
Increase in retainage receivable	(4,114,532)	(3,146,070)
Increase in other receivables	(530,984)	(506,102)
(Increase) decrease in contract assets	(8,640,572)	154,373
(Increase) decrease in prepaid expenses and other	(568,372)	4,237,434
Increase in accounts payable	1,647,020	1,712,231
Increase in accrued expenses and other current liabilities	2,924,182	1,870,432
(Decrease) increase in contract liabilities	(792,013)	11,715,423
Net cash provided by operating activities	18,677,004	21,067,773

Cash flows from investing activities:
Investment in property and equipment	(8,755,349)	(10,822,373)
Acquisition of Heritage Painting	(300,000)	—
Proceeds from sales of property and equipment	1,058,343	647,111
Net cash used in investing activities	(7,997,006)	(10,175,262)

Cash flows from financing activities:
Proceeds from long-term debt	—	3,100,000
Borrowings on lines of credit and short term debt, net of (repayments)	(9,663,150)	1,258,271
Treasury stock purchased	(41,380)	(219,615)
Cash dividend on common stock	(994,031)	(833,360)
Principal payments on long-term debt	(3,486,973)	(5,193,709)
Net cash used in financing activities	(14,185,534)	(1,888,413)

(Decrease) increase in cash and cash equivalents	(3,505,536)	9,004,098
Cash and cash equivalents beginning of period	16,431,572	7,427,474
Cash and cash equivalents end of period	$12,926,036	$16,431,572

Supplemental schedule of noncash investing and financing activities:
Purchases of property & equipment under financing agreements	$1,195,682	$975,643
Prepaid insurance premiums financed	$—	$3,811,644
Line of credit moved to long-term note for equipment purchases	$812,915	$8,487,085
Additions to operating lease right-of-use assets obtained from operating leases	$265,941	$2,590,566

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$2,074,246	$2,302,976
Income taxes	$7,008,491	$28,589

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended September 30, 2024 and 2023

						Total
	Common Stock		Additional Paid	Retained	Treasury	Shareholders’
	Shares	Amount	in Capital	Deficit	Stock	Equity

Balance at September 30, 2023	16,567,185	$1,789	$60,288,745	$(25,701,413)	$(132)	$34,588,989

Net income	—	—	—	2,042,195	—	2,042,195

Dividends on common stock ($0.06 per share on 16,567,185 shares)	—	—	—	(994,031)	—	(994,031)

Balance at December 31, 2023	16,567,185	$1,789	$60,288,745	$(24,653,249)	$(132)	$35,637,153

Net loss	—	—	—	(1,108,828)	—	(1,108,828)

Vested restricted stock award	10,401	1	35,555	—	—	35,556

Balance at March 31, 2024	16,577,586	1,790	60,324,300	(25,762,077)	(132)	34,563,881

Net income	—	—	—	17,513,627	—	17,513,627

Treasury stock purchased by company	(6,901)	—	(41,379)	—	(1)	(41,380)

Balance at June 30, 2024	16,570,685	$1,790	$60,282,921	$(8,248,450)	$(133)	$52,036,128

Net income	—	—	—	6,658,016	—	6,658,016

Balance at September 30, 2024	16,570,685	$1,790	$60,282,921	$(1,590,434)	$(133)	$58,694,144

						Total
	Common Stock		Additional Paid	Retained	Treasury	Shareholders’
	Shares	Amount	in Capital	Deficit	Stock	Equity

Balance at September 30, 2022	16,667,185	$1,789	$60,508,350	$(32,269,473)	$(122)	$28,240,544

Net income	—	—	—	138,374	—	138,374

Balance at December 31, 2022	16,667,185	$1,789	$60,508,350	$(32,131,099)	$(122)	$28,378,918

Net loss	—	—	—	(1,873,600)	—	(1,873,600)

Dividends on common stock ($0.05 per share on 16,667,185 shares)	—	—	—	(833,360)	—	(833,360)

Treasury stock purchased by company	(32,181)	—	(71,652)	—	(3)	(71,655)

Balance at March 31, 2023	16,635,004	$1,789	$60,436,698	$(34,838,059)	$(125)	$25,600,303

Net income	—	—	—	3,415,546	—	3,415,546

Treasury stock purchased by company	(67,819)	—	(147,953)	—	(7)	(147,960)

Balance at June 30, 2023	16,567,185	$1,789	$60,288,745	$(31,422,513)	$(132)	$28,867,889

Net income	—	—	—	5,721,100	—	5,721,100

Balance at September 30, 2023	16,567,185	$1,789	$60,288,745	$(25,701,413)	$(132)	$34,588,989

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION:

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

The Company had consolidated operating revenues of $351.9 million for the fiscal year ended September 30, 2024, of which 53.2% was attributable to electrical, mechanical, and general contract services, 23.5% to gas and petroleum transmission projects, and 23.3% to gas & water distributions services. The Company had consolidated operating revenues of $304.1 million for the fiscal year ended September 30, 2023, of which 48.8% was attributable to electrical, mechanical, and general contract services, 30.3% to gas and petroleum transmission projects, and 20.9% to gas & water distributions services.

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

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed-rate debt was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $25.6 million at September 30, 2024 was $24.7 million. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $33.8 million at September 30, 2023 was $32.1 million.

All other current assets and liabilities are carried at a net realizable value which approximates fair value because of their short duration to maturity.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable consists of amounts that have been billed to customers. Collateral is generally not required. A majority of the Company’s contracts have monthly billing terms and payment terms within 30 to 45 days after invoices have been issued. The Company attempts to negotiate two-week billing terms and 15-day payment terms on larger projects. The timing of billings to customers may generate contract assets or contract liabilities. Certain construction contracts include retention provisions to provide assurance to our customers that we will perform in accordance with the contract terms and are therefore not considered a financing benefit. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work or products by the customer. We have determined there are no significant financing components in our contracts as of and for the years ended September 30, 2024 and 2023.

Retainage billed but not paid pursuant to contract provisions will be due upon completion of the contracts. Based on the Company’s experience, management considers all amounts classified as retainage receivable to be collectible. A majority of retainage receivable amounts are expected to be collected within the next fiscal year.

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

Self -Insurance

The Company has its workers compensation, general liability and auto insurance through a captive insurance company. While the Company believes that this arrangement has been very beneficial in reducing and stabilizing insurance costs, the Company has to maintain a surety deposit to guarantee payment of premiums. The surety deposit had a balance of $2.0 million and $1.9 million as of September 30, 2024 and 2023, respectively, which is in “Prepaid expenses and other” on the Company’s Consolidated Balance Sheets. Should the captive experience severe losses over an extended period, it could increase the Company’s insurance expense or surety deposit required.

Advertising

All advertising costs are expensed as incurred. Total advertising expenses were $279,000 and $138,000 for the years ended September 30, 2024 and 2023, respectively.

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

Income Taxes

The Company and all subsidiaries file a consolidated federal and various state income tax returns on a fiscal year basis. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations for years ending prior to September 30, 2021. The Company follows the liability method of accounting for income taxes in accordance with U.S. GAAP. Under this method, deferred tax assets and liabilities are recorded for future tax consequences of temporary differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the underlying assets or liabilities are recovered or settled. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

U.S. GAAP also prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or to be taken on a tax return. This evaluation is a two-step process. First, the recognition process determines if it is more likely than not that a tax position will be sustained based on the merits of the tax position upon examination by the appropriate taxing authority. Second, a measurement process is calculated to determine the amount of benefit/expense to recognize in the financial statements if a tax position meets the more likely than not recognition threshold. The tax position is measured at the greatest amount of benefit/expense that is more likely than not of being realized upon ultimate settlement. Any interest and penalty related to the unrecognized tax benefits, as the result of recognition of tax obligations resulting from uncertain tax positions, are included in general and administrative expenses. The Company had not recognized any uncertain tax positions at September 30, 2024 or 2023.

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

The Company disaggregates revenue based on the following lines of service: (1) Gas & Water Distribution, (2) Gas & Petroleum Transmission, and (3) Electrical, Mechanical, & General services and construction. Certain reclassifications have been made to the year ended September 30, 2023, to reflect the current presentation. Our contract types are: Lump Sum, Unit Price, Cost Plus and T&M. The following tables present our disaggregated revenue for the fiscal years ended September 30, 2024 and 2023:

	Twelve Months Ended September 30, 2024
			Electrical,
	Gas & Water	Gas & Petroleum	Mechanical,	Total revenue
	Distribution	Transmission	& General	from contracts
Lump sum contracts	$—	$—	$121,997,872	$121,997,872
Unit price contracts	82,426,199	71,265,020	4,141,938	157,833,157
Cost plus and T&M contracts	—	9,790,155	62,255,677	72,045,832
Total revenue from contracts	$82,426,199	$81,055,175	$188,395,487	$351,876,861

Earned over time	$9,541,650	$71,265,020	$133,898,665	$214,705,335
Earned at point in time	72,884,549	9,790,155	54,496,822	137,171,526
Total revenue from contracts	$82,426,199	$81,055,175	$188,395,487	$351,876,861

	Twelve Months Ended September 30, 2023
			Electrical,
	Gas & Water	Gas & Petroleum	Mechanical,	Total revenue
	Distribution	Transmission	& General	from contracts
Lump sum contracts	$—	$—	$101,700,805	$101,700,805
Unit price contracts	68,066,230	86,738,111	6,110,395	160,914,736
Cost plus and T&M contracts	—	609,184	40,879,767	41,488,951
Total revenue from contracts	$68,066,230	$87,347,295	$148,690,967	$304,104,492

Earned over time	$25,184,336	$86,738,111	$107,674,083	$219,596,530
Earned at point in time	42,881,894	609,184	41,016,884	84,507,962
Total revenue from contracts	$68,066,230	$87,347,295	$148,690,967	$304,104,492

6.	CONTRACT BALANCES

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

During the twelve months ended September 30, 2024, we recognized revenue of $16.5 million that was included in the contract liability balance at September 30, 2023.

Accounts receivable-trade, net of allowance for doubtful accounts, contract assets and contract liabilities consisted of the following:

	September 30, 2024	September 30, 2023	Change

Accounts receivable-trade, net of allowance for doubtful accounts	$56,064,318	$51,168,895	$4,895,423

Contract assets
Cost and estimated earnings in excess of billings	$24,595,792	$15,955,220	$8,640,572

Contract liabilities
Billings in excess of cost and estimated earnings	$16,950,988	$17,743,001	$(792,013)

7.	PERFORMANCE OBLIGATIONS

The changes in contract transaction price can occur from items such as executed or estimated change orders, and unresolved contract modifications and claims.

For the year ended September 30, 2024, there was no significant amount of revenue recognized as a result of changes in contract transaction price related to performance obligations that were satisfied prior to September 30, 2023.

For the year ended September 30, 2023, there was no significant amount of revenue recognized as a result of changes in contract transaction price related to performance obligations that were satisfied prior to September 30, 2022.

At September 30, 2024, the Company had $158.6 million in remaining unsatisfied performance obligations, in which revenue is expected to be recognized in less than twelve months.

8.	ALLOWANCE FOR DOUBTFUL ACCOUNTS

Activity in the Company’s allowance for doubtful accounts consists of the following:

	September 30,	September 30,
	2024	2023

Balance at beginning of period	$51,063	$70,310
Charged to expense	687,463	—
Deductions for uncollectible receivables written off, net of recoveries	—	(19,247)
Balance at end of period	$738,526	$51,063

9.	UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts are included in contract assets on the Consolidated Balance Sheets. Billings in excess of costs and estimated earnings on uncompleted contracts are included in contract liabilities on the Consolidated Balance Sheets.

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

	September 30,	September 30,
	2024	2023
Costs incurred on contracts in progress	$347,180,901	$287,347,650
Estimated earnings, net of estimated losses	59,349,378	38,976,895
	406,530,279	326,324,545
Less billings to date	398,885,475	328,112,326
	$7,644,804	$(1,787,781)

Costs and estimated earnings in excess of billed on uncompleted contracts	$24,595,792	$15,955,220
Less billings in excess of costs and estimated earnings on uncompleted contracts	16,950,988	17,743,001
	$7,644,804	$(1,787,781)

The Company’s unaudited backlog at September 30, 2024, and September 30, 2023, was $243.2 million and $229.8 million, respectively.

10.	CLAIMS

The Company does not have any claims receivable as of September 30, 2024 and 2023. Claims receivable is a component of contract assets.

11.	PROVISION FOR LOSS

The Company did not have a provision for loss at the fiscal years ended September 30, 2024 and 2023.

12.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30,	September 30,
	2024	2023

Land	$3,258,838	$2,974,354
Buildings and leasehold improvements	11,534,943	10,000,570
Operating equipment and vehicles	75,768,103	70,126,093
Office equipment, furniture and fixtures	1,235,965	1,225,570
Assets not yet in service	87,772	2,762
	91,885,621	84,329,349
Less accumulated depreciation	53,749,907	47,799,840
Property, plant and equipment, net	$38,135,714	$36,529,509

13.	SHORT-TERM DEBT

Operating Line of Credit

On August 8, 2024, the Company renewed its $30.0 million line of credit with a maturity date of June 28, 2026. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%.

The line of credit is limited to a borrowing base calculation as summarized below:

	September 30, 2024	September 30, 2023
Eligible borrowing base	$25,089,446	$23,942,868

Borrowed on line of credit	4,500,000	8,712,915

Line of credit balance available	$20,589,446	$15,229,953

Interest rate	8.0%	8.5%

The Company’s $4.5 million line of credit borrowing is recorded as a long-term debt as of September 30, 2024, as compared an $8.7 million short-term borrowing at September 30, 2023.

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

The Company’s lender has agreed to omit the effect of the PPP loan restatement from the Company’s covenant compliance calculations while a final decision on PPP loan forgiveness remains in question. Thus, the Company was in compliance with all covenants at September 30, 2024.

Insurance Premiums Financed

The Company had previously financed insurance policy premiums on a short-term basis through a financing company prior to beginning to make quarterly installment payments for calendar year 2024. These insurance policies include workers’ compensation, general liability, automobile, umbrella, and equipment policies. At September 30, 2024 and September 30, 2023, the remaining balance of the insurance premiums was $0 and $950,000, respectively.

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

14.	SHORT-TERM AND LONG-TERM DEBT

A summary of short-term and long-term debt as of September 30, 2024 and 2023 is as follows:

	September 30,	September 30,
	2024	2023

Line of credit payable to bank, monthly interest at 8.0%, final payment due by June 28, 2025, guaranteed by certain directors of the Company.	$4,500,000	$8,712,915

Equipment line of credit with a total of $9.3 million and $8.5 million of $9.3 million available borrowed at June 30, 2024 and September 30, 2023, respectively, fixed interest at 7.25% of outstanding balance due in monthly installments between June 1, 2023 and December 1, 2023. Payments of $202,809 due in monthly installments, including fixed interest at 7.25%, beginning January 2024 with final payment due February 2028, secured by equipment, guaranteed by certain directors of the Company.	7,802,313	8,487,085

Paycheck Protection Program loans from Small Business Administration, 1.0% simple interest, initially forgiven in the fiscal year ended September 30, 2021. Final forgiveness decision has not been determined.	10,292,676	10,184,320

Term note payable to United Bank, WV Pipeline acquisition, due in monthly installments of $64,853 interest at 4.25%, final payment due by March 25, 2026, secured by receivables and equipment, guaranteed by certain directors of the Company.	1,134,185	1,790,051

Notes payable to finance companies, due in monthly installments totaling $76,000 at September 30, 2024 and $50,000 at September 30, 2023, including interest ranging from 0.00% to 6.0%, final payments due October 2024 through August 2026, secured by equipment.	1,787,009	1,290,148

Note payable to finance company for insurance premiums financed, due in monthly installments totaling $327,000 in calendar year 2023 and $282,000 in calendar year 2022, including interest rate at 6.70%, final payment due December 2023.	—	950,235

Notes payable to bank, due in monthly installments totaling $7,848, including interest at 4.82%, final payment due November 2034 secured by building and property.	762,670	813,242

Notes payable to bank, due in monthly installments totaling $12,580, including interest at 9.5%, final payment due November 2025 secured by building and property, guaranteed by certain directors of the Company.	—	294,761

Notes payable to bank, due in monthly installments totaling $59,932, including fixed interest at 6.0%, final payment due October 2027 secured by receivables and equipment, guaranteed by certain directors of the Company.	2,024,847	2,601,404

Notes payable to David Bolton and Daniel Bolton, due in annual installments totaling $500,000, including interest at 3.25%, final payment due December 31, 2026, unsecured.	940,000	1,660,000

Notes payable to bank, interest at 4.25% of outstanding balance due in monthly installments between January 2021 and January 2022 with note payments beginning February 2022. Payments due in monthly installments totaling $68,150, including interest at 9.5%, final payment due January 2026, secured by equipment, guaranteed by certain directors of the Company.	—	1,873,831

Term note payable to United Bank, Tri-State Paving acquisition, due in monthly installments of $129,910, including interest at 4.50%, final payment due by June 1, 2027, secured by receivables and equipment, guaranteed by certain directors of the Company.	4,359,883	5,698,761

Notes payable to Corns Enterprises, $1,000,000 with fair value of $936,000, due in annual installments totaling $250,000, including interest at 3.50%, final payment due April 29, 2026, unsecured.	250,000	468,523

Total debt	$33,853,583	$44,825,276

Less current maturities	16,665,591	25,954,747

Total long-term debt	$17,187,992	$18,870,529

At September 30, 2024, future expected payments due on short-term and long-term debt are as follows:

2025	$16,665,591
2026	10,238,734
2027	4,591,906
2028	1,775,120
2029	62,726
Thereafter	519,506
$33,853,583

15.	INCOME TAXES

The components of income taxes are as follows:

	Year Ended September 30,
	2024	2023

Federal
Current	$7,218,772	$432,251
Deferred	(364,036)	1,865,019
Total	6,854,736	2,297,270

State
Current	1,576,518	127,568
Deferred	(15,587)	550,412
Total	1,560,931	677,980

Total income tax expense (benefit)	$8,415,667	$2,975,250

The Company’s income tax expense and deferred tax assets and liabilities reflect management’s best estimate of current and future taxes to be paid. Significant judgments and estimates are required in the determination of the consolidated income tax expense. The Company’s provision for income taxes is computed by applying a federal rate of 21.0% and a blended state rate of approximately 5.0% to 6.0% to taxable income or loss after consideration of non-taxable and non-deductible items.

The income tax expense for the fiscal year ended September 30, 2024 was $8.4 million as compared to $3.0 million for the fiscal year ended September 30, 2023. The increase was due to an increase in taxable income for the fiscal year ended September 30, 2024, as compared to the fiscal year ended September 30, 2023.

The effective income tax rate for the fiscal year ended September 30, 2024 was 25.1%, as compared to an effective income tax rate of 28.7% for the fiscal year ended September 30, 2023. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income or loss, non-taxable and non-deductible expenses.

	Twelve Months Ended
	September 30, 2024	September 30, 2023

Statutory rate	21.0%	21.0%
State income taxes	4.7%	6.0%
Meals and other	(0.6)%	1.7%
Effective tax rate	25.1%	28.7%

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, which will result in taxable or deductible amounts in the future. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company had $0 and $3.0 million of federal net operating loss carryforwards at September 30, 2024 and 2023, respectively. The Company had $20.5 million and $23.3 million of state net operating loss carryforwards at September 30, 2024 and 2023, respectively. The state net operating loss carryforwards begin to expire in 2025.

The income tax effects of temporary differences giving rise to the deferred tax assets and liabilities are as follows:

	September 30,	September 30,
	2024	2023
Deferred tax liabilities
Property and equipment	$7,437,645	$8,141,025
Other	1,509,487	588,632
Total deferred tax liabilities	$8,947,132	$8,729,657

Deferred income tax assets
Accruals & Other	$2,325,671	$948,704
Net operating loss carryforward-States	663,548	910,443
Net operating loss valuation allowance-States	(532,975)	—
Total deferred tax assets	$2,456,244	$1,859,147

Total net deferred tax liabilities	$6,490,888	$6,870,510

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

16.	EARNINGS PER SHARE

Earnings per share for the years ended September 30, 2024, and 2023 are as follow:

	Twelve Months Ended	Twelve Months Ended
	September 30,	September 30,
	2024	2023

Net income	$25,105,010	$7,401,420

Weighted average shares outstanding-basic	16,570,289	16,646,086

Weighted average shares outstanding-diluted	16,608,038	16,670,963

Earnings per share available to common shareholders	$1.52	$0.44

Earnings per share available to common shareholders-diluted	$1.51	$0.44

The diluted weighted average shares outstanding calculation included a 37,749 dilutive effect for 51,227 unvested restricted stock awards.

17.	STOCK REPURCHASE PLAN

On July 6, 2022, the Company’s Board of Directors authorized a share repurchase program (the “Program”), pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate repurchase not to exceed 1,000,000 shares, which is approximately 6.0% of its outstanding common stock. The Program, which started on August 16, 2022 and has no expiration date, does not obligate the Company to purchase any number of shares, and there is no guarantee as to the exact number of shares to be repurchased by the Company.

The repurchases of Energy Services of America Corporation’s shares of its common stock during the twelve months ended September 30, 2024 was as follows:

	Total			Maximum Number of
	Number of	Average	Value of Shares Purchased	Shares That May Yet Be
	Shares	Price Paid	as Part of Publicly Announced	Purchased Under
Period	Purchased	Per Share	Plans or Programs	the Plans or Programs
May 2024	6,901	$6.00	$41,379	893,099
Total	6,901	$6.00	$41,379

18.	LONG TERM INCENTIVE PLAN

On February 16, 2022, the stockholders of Energy Services approved the Company’s 2022 Equity Incentive Plan (the “Equity Incentive Plan”), which provides for the grant of stock-based awards to officers and employees of the Company and its subsidiaries. The maximum number of shares of stock, in the aggregate, that may be granted under the Equity Incentive Plan as stock options, restricted stock or restricted stock units is 1,500,000 shares. A description of the material terms of the Equity Incentive Plan is contained in the Company’s definitive proxy statement for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on January 11, 2022. The amount recognized for compensation expense for the twelve months ended September 30, 2024 was approximately $50,000.

A table of restricted stock grants awarded during the twelve months ended September 30, 2024 are below:

		Exercised or
Outstanding at the	Granted during the	converted during the	Forfeited during the	Expired during the		Exercisable or
fiscal year ended	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended	Outstanding at	convertible at
September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
2023	2024	2024	2024	2024	2024	2024
1,460,000	24,561	—	—	—	1,435,439	—

restricted stock award vesting
FY 2025	21,520
FY 2026	21,520
FY 2027	8,187
51,227

19.	RELATED PARTY TRANSACTIONS

We intend that all transactions between us and our executive officers, directors, holders of 10% or more of the shares of any class of our common stock and affiliates thereof, will be on terms no less favorable than those terms given to unaffiliated third parties and will be approved by a majority of our independent outside directors not having any interest in the transaction.

On April 29, 2022, the Company entered into a $1.0 million promissory note agreement with Corns Enterprises as partial consideration for the purchase of Tri-State Paving. This four-year agreement requires $250,000 principal installment payments on or before the end of each twelve (12) full calendar month period beginning April 29, 2022. Interest payments due shall be calculated on the principal balance remaining and shall be at the stated rate of 3.5% per year. The Company has made $750,000 in principal payments on this note as of September 30, 2024.

Subsequent to the April 29, 2022 acquisition of Tri-State Paving, the Company entered into an operating lease for facilities in Hurricane, West Virginia with Corns Enterprises. This thirty-six-month lease is treated as a right-of-use asset and has payments of $7,000 per month. The total net present value at inception was $236,000 with a carrying value of $46,000 at September 30, 2024.

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

CJ Hughes entered into an agreement, cancelable at any time, with Construction Specialty Services (“CSS”), which is owned by Chuck Austin, the President of CJ Hughes. CSS rents equipment, periodically, to and as requested by CJ Hughes. The equipment rental rates are below the rates that the equipment can be rented from any unaffiliated rental company. CJ Hughes is not obliged to rent any equipment and does so only when CJ Hughes does not have equipment available of its own and would otherwise need to rent such equipment as the demand increases throughout the construction season. In the fiscal years 2023 and 2024, the rental amounts for these specific years were $387,000, and $318,000, respectively.

Other than mentioned above, there were no new material related party transactions entered into during the fiscal year ended September 30, 2024.

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

The Company had two lease agreements for construction equipment with a combined amount of $160,000 that were paid in full as of September 30, 2024. The leases had a term of twenty-two months with a stated interest rate of 0%, combined monthly installment payments of $6,645 and were cancellable at any time without penalty. The Company exercised the right to purchase the equipment at the expiration of the leases by applying the two-month deposit paid. The related assets and finance lease obligations associated with these lease agreements had been included in the consolidated balance sheets within property, plant and equipment and long-term debt.

The Company has two right-of-use operating leases acquired on April 29, 2022, as part of the Tri-State Paving, LLC transaction. The first operating lease, for the Hurricane, West Virginia facility, had a net present value of $236,000 at inception, and a carrying value of $46,000 at September 30, 2024. The 4.5% interest rate on the operating leases is based on the Company’s incremental borrowing rate at inception.

The second operating lease, for the Chattanooga, Tennessee facility, had a net present value of $144,000 at inception, and expired on August 31, 2024. The lease was renewed for a two-year period with a net present value of $140,000 and had a carrying value of $123,000 at September 30, 2024. The 8.5% interest rate on the operating leases is based on the Company’s incremental borrowing rate at inception.

The Company has a right-of-use operating lease with Enterprise acquired on August 11, 2022, as part of the Ryan Environmental acquisition. This lease agreement was initially for thirty-one vehicles with a net present value of $1.2 million. The Company subsequently netted forty-three additional leased vehicles with a net present value of $2.0 million. The right-of-use operating lease has a carrying value of $2.2 million at September 30, 2024. Each vehicle leased under the master lease program has its own implicit rate.

The Company had a right-of-use operating lease with RICA Developers, LLC acquired on August 12, 2022, as part of the Ryan Environmental acquisition. This lease, for the Bridgeport, West Virginia facility, had a net present value of $140,000 at inception and no carrying value at September 30, 2023. The 4.5% interest rate on the operating lease was based on the Company’s incremental borrowing rate at inception. The Company has signed a one-year renewal agreement effective October 1, 2023 through September 30, 2024. The lease had a net present value of $125,000 at inception and no carrying value at September 30, 2024. The 8.5% interest rate on the operating lease was based on the Company’s incremental borrowing rate at inception. As of September 30, 2024, the Company has only committed to a one-year renewal and is evaluating whether to renew for additional periods.

The Company has a right-of-use operating lease acquired on March 28, 2023. This lease, for the Winchester, Kentucky facility, had a net present value of $290,000 at inception and a carrying value of $161,000 at September 30, 2024. The 7.5% interest rate on the operating lease is based on the Company’s incremental borrowing rate at inception.

Schedules related to the Company’s operating leases at fiscal year ended September 30, 2024 can be found below:

Operating Lease-Weighted Average Remaining Term
	Years left	Remaining liability		Lease end	Fiscal year end
Operating lease 1	0.5	$45,833		3/31/2025	2025
Operating lease 2	1.9	122,701		8/31/2026	2026
Operating lease 3	4.0	2,203,465		9/30/2028	2028
Operating lease 4	0.0	—		9/30/2024	2024
Operating lease 5	1.5	160,928		3/31/2026	2026
		$2,532,927

Weighted average remaining term		3.7	years

Operating Lease Maturity Schedule
2025	$1,110,028
2026	1,004,022
2027	804,467
2028	129,749
3,048,266
Less amounts representing interest	(515,339)
Present value of operating lease liabilities	$2,532,927

	Twelve Months Ended	Twelve Months Ended
	September 30,	September 30,
Operating Lease Expense	2024	2023
Amortization
Operating lease 1	$87,167	$72,267
Operating lease 2	74,042	62,001
Operating lease 3	688,869	568,114
Operating lease 4	124,701	113,480
Operating lease 5	101,243	28,191
Total amortization	1,076,022	844,053

Interest
Operating lease 1	$3,833	$7,355
Operating lease 2	1,892	3,825
Operating lease 3	219,414	87,416
Operating lease 4	4,899	2,802
Operating lease 5	14,250	11,391
Total interest	244,288	112,789
Total amortization and interest	$1,320,310	$956,842

	Twelve Months Ended	Twelve Months Ended
	September 30,	September 30,
Cash Paid for Operating Leases	2024	2023

Operating lease 1	$91,000	$79,622
Operating lease 2	75,934	65,826
Operating lease 3	908,283	655,530
Operating lease 4	129,600	116,282
Operating lease 5	115,493	39,582
	$1,320,310	$956,842

The Company rents equipment for use on construction projects with rental agreements being week to week or month to month. Rental expense can vary by fiscal year due to equipment requirements on construction projects and the availability of Company owned equipment. Rental expense, which is included in cost of goods sold on the consolidated statements of income, was $16.3 million and $12.1 million for the years ended September 30, 2024, and 2023, respectively.

21.	MAJOR CUSTOMERS

The tables below present customers that represent 10.0% or more of the Company’s revenue or accounts receivable, net of retention as of or for the fiscal years ended September 30, 2024, and 2023:

	Twelve Months Ended	Twelve Months Ended
Revenue	September 30, 2024	September 30, 2023
TransCanada Corporation	10.4%	13.9%
NiSource and subsidiaries	*	17.5%
All other	89.6%	68.6%
Total	100.0%	100.0%

* Less than 10.0% and included in “All other” if applicable

Accounts receivable, net of retention	at September 30, 2024	at September 30, 2023
NiSource and subsidiaries	*	11.8%
All other	100.0%	88.2%
Total	100.0%	100.0%

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

In 2024 and 2023, C. J. Hughes maintained a tax-qualified 401(k) retirement plan for union employees. Employees can contribute up to 15% of eligible wages, provided the compensation deferred for a plan year does not exceed the indexed dollar amount set by the Internal Revenue Service which was $23,000 for 2024 and $22,500 for 2023. C. J. Hughes matches $0.25 on each dollar contributed up to 6% of eligible wages.

C. J. Hughes contributed $37,000 and $17,000 to the union plan for the fiscal years September 30, 2024 and 2023, respectively. Additionally, each plan year, C. J. Hughes may make a discretionary profit-sharing contribution for participants who are actively employed on the last day of the plan year. No discretionary profit-sharing contribution was made for the 2024 or 2023 plan year.

Effective January 1, 2010, Energy Services became the successor plan sponsor of the C. J. Hughes Construction Company, Inc. 401(k) Plan for non-union employees (the “Plan”). The Plan was renamed the Energy Services of America Staff 401(k) Retirement Savings Plan. Employees are eligible to participate in the Plan upon completion of six months of service but must wait until a quarterly entry to join the Plan. In addition, participants who are age 50 or older by the end of the Plan year may elect to defer up to an additional $7,500 into the Plan for 2024.

Energy Services may make annual discretionary matching contributions and/or profit-sharing contributions to the Plan. The matching contribution formula for the Plan was 100% of each dollar contributed for the first 3% of eligible wages and 50% of each dollar contributed for the next 3% of eligible wages. The Company’s matching contribution is used by the Plan’s third-party administrator to purchase Energy Services of America common stock from the open market. No restrictions on the match exist after it has been contributed. No profit-sharing contribution was made for the 2024 or 2023 plan year.

Energy Services and its wholly owned subsidiaries contributed $864,000 and $599,000, respectively, for the fiscal years ended September 30, 2024, and 2023 to the Plan.

The Company contributes to a number of multi-employers defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. The risks of participating in these multi-employer plans are different from single-employer plans in the following aspects:

●	Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers. If participating employers stop contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
●	If the Company chooses to stop participating in some of its multi-employer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The following table presents our participation in these plans:

						Contibutions of
		Pension Protection Act (“PPA”)				Energy Services of America
		Certified Zone Status (1)		FIP/RP Status		Companies		Expiration Date of
	EIN/Pension			Pending/			Surcharge	Collective Bargaining
Pension Fund	Plan Number	2023	2022	Implemented (2)	2024	2023	Imposed	Agreement

Central States, Southeast and Southwest Areas Pension Fund	36-6044243/001	Green	Red	Implemented	$197,890	$160,566	no	Various

Laborers National Pension Fund	75-1280827/001	Red	Red	Implemented	220,354	46,167	no	Various

Laborers' District Council of Western Pennsylvania Pension Plan	25-6135576/001	Yellow	Yellow	Implemented	4,026	—	no	Various

Operating Engineers Local 324 Pension Fund	38-1900637/001	Red	Red	Implemented	50,666	837	no	Various

National Automatic Sprinkler Industry Pension Fund	52-6054620/001	Green	Red	Implemented	570,197	214,590	no	Various

Carpenters Pension Fund of WV	55-6027998/001	Red	Red	Implemented	871,079	907,515	no	Various

Plumbers & Pipefitters National Pension Fund	52-6152779/001	Green	Yellow	Implemented	1,964,549	817,059	no	Various

Sheet Metal Workers' National Pension Fund	52-6112463/001	Green	Yellow	Implemented	370,727	188,749	no	Various

Plumbers and Steamfitters Local 577 Pension Fund	31-6134953/001	Red	Red	Implemented	—	5,623	no	Various

Sheet Metal Workers Local Pension Fund	34-6666753/001	Red	Red	Implemented	4,716	—	no	Various

All Other		Green	Green		5,729,480	9,258,051	no	Various

					$9,983,684	$11,599,157

(1)	The most recent PPA zone status available in 2024 and 2023 is the plan’s year-end during 2023 and 2022, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the orange zone are less than 80 percent funded and have an Accumulated Funding Deficiency in the current year or projected into the next six years, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.
(2)	Indicates whether the plan has a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) which is either pending or has been implemented.

The Company currently does not have any intention of withdrawing from any of the multi-employer pension plans in which it participates.

On November 12, 2021, the Company received a withdrawal liability claim from a pension plan to which the Company made pension contributions for union construction employees performing covered work in a particular jurisdiction. The Company has not performed covered work in their jurisdiction since 2011; however, the Company disagrees with the withdrawal claim and believes it is covered by an exemption under federal law. The demand called for thirty-four quarterly installment payments of $41,000 starting December 15, 2021. The Company must comply with the demand under federal pension law; however, the Company firmly believes no withdrawal liability exists. The Company is in negotiations with the pension fund to resolve the matter and all future payments have been suspended as part of the negotiation. The Company has expensed all $164,000 in payments made through September 30, 2023, and does not expect any future liabilities related to this claim. The Company made no payments during the twelve months ended September 30, 2024.

23.	CREDIT RISK

Financial instruments which potentially subject the Company to credit risk consist primarily of cash, cash equivalents and contract receivables. The Company places its cash with high quality financial institutions. At times, the balances in such institutions may exceed the FDIC insurance limit of $250,000 per depositor, per insured bank, for each account ownership category. FDIC insurance covers all deposit accounts, including checking accounts, savings accounts, money market deposit accounts, and certificates of deposit. As of September 30, 2024, the Company had $13.2 million of uninsured deposits.

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

Depending upon the size and conditions of a particular contract, the Company may be required to post letters of credit or other collateral in favor of the insurer. Posting these letters or other collateral will reduce our borrowing capabilities. The Company does not anticipate any claims in the foreseeable future. At September 30, 2024, the Company had $117.6 million in performance bonds outstanding.

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

On July 11, 2024, the Company’s Nitro subsidiary completed the acquisition of substantially all the physical assets of Heritage Painting, LLC (“Heritage Painting”), a West Virginia corporation located in Poca, West Virginia for $300,000 cash. The operations of Heritage has been absorbed into Nitro’s operations and is insignificant to the Company’s consolidated financial statements.

The Heritage Painting acquisition purchase price is allocated in the table below:

Property and equipment	$178,900
Customer relationships	121,100
Total	$300,000

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

26.GOODWILL AND INTANGIBLE ASSETS

The Company follows the guidance of ASC 350-20-35-3 “Intangibles-Goodwill and Other (Topic 350)” which requires a company to record an impairment charge based on the excess of a reporting unit’s carrying amount of goodwill over its fair value. Under the current guidance, companies can first choose to assess any impairment based on qualitative factors (Step 0). If a company fails this test or decides to bypass this step, it must proceed with a quantitative assessment of goodwill impairment. The Company did not have a goodwill impairment at September 30, 2024 or 2023.

A table of the Company’s goodwill is below:

	September 30,	September 30,
	2024	2023

Beginning balance	$4,087,554	$4,087,554

Acquired	—	—

Ending balance	$4,087,554	$4,087,554

A table of the Company’s intangible assets subject to amortization at September 30, 2024, is below:

			Accumulated	Accumulated	Amortization and	Amortization and
	Remaining Life		Amortization and	Amortization and	Impairment	Impairment	Net Book	Net Book
	(in months) at		Impairment at	Impairment at	Twelve Months Ended	Twelve Months Ended	Value at	Value at
	September 30,	Original	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Intangible assets:	2024	Cost	2024	2023	2024	2023	2024	2023

West Virginia Pipeline:
Customer relationships	75	$2,209,724	828,630	$607,661	220,969	220,968	$1,381,094	$1,602,063
Tradename	75	263,584	98,863	72,500	26,363	26,364	164,721	191,084
Non-competes	—	83,203	83,203	83,203	—	10,397	—	—

Revolt Energy:
Employment agreement/non-compete	—	100,000	100,000	100,000	—	22,221	—	—

Heritage Painting Customer relationships	57	121,100	6,054	—	6,054	—	115,046	—
Tri-State Paving:
Customer relationships	91	1,649,159	398,547	233,631	164,916	166,850	1,250,612	1,415,528
Tradename	91	203,213	49,110	28,789	20,321	20,421	154,103	174,424
Non-competes	—	39,960	39,960	39,960	—	23,370	—	—
Total intangible assets		$4,669,943	$1,604,367	$1,165,744	$438,623	$490,591	$3,065,576	$3,383,099

Amortization expense associated with the identifiable intangible assets is expected to be as follows:

Amortization Expense
October 2024 to September 2025	$456,780
October 2025 to September 2026	456,780
October 2026 to September 2027	456,780
October 2027 to September 2028	456,780
October 2028 to September 2029	450,746
After	787,710
Total	$3,065,576

27.SUBSEQUENT EVENTS

On October 31, 2024, the Company announced it had entered into an Asset Purchase Agreement with Tribute Contracting & Consultants, LLC (“Tribute”), an underground utility contractor that primarily specializes in water and wastewater system installations in Ohio, Kentucky, and West Virginia. On December 2, 2024, the Company closed on the acquisition. Under the terms of the agreement, Energy Services’ new subsidiary, Tribute Acquisition Company, purchased substantially all of the assets of Tribute for $22.0 million in cash, less any assumed debt and working capital adjustments, and $2.0 million of Energy Services’ common stock.

On November 20, 2024, the Company’s Board of Directors approved a quarterly cash dividend of $0.03 per common share. The dividend will be paid on January 2, 2025 to holders of record as of December 13, 2024. While this is expected to be a quarterly cash dividend, factors such as income from operations, cash flows, and overall financial outlook may affect future dividend payments.

Management has evaluated all subsequent events for accounting and disclosure. There have been no other material events during the period, other than noted above, that would either impact the results reflected in the report or the Company’s results going forward.