Form 10-Q
period 2024-12-31
Energy Services of America CORP
filed 2025-02-10
CIK 1357971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2024.

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

As of February 8, 2025, there were 16,756,684 outstanding shares of the Registrant’s Common Stock.

Part 1. Financial Information

Item 1. Financial Statements (Unaudited):

Energy Services of America Corporation

Consolidated Balance Sheets

Unaudited

	December 31,	September 30,
	2024	2024
Assets
Current assets
Cash and cash equivalents	$20,348,422	$12,926,036
Accounts receivable-trade	64,644,803	56,802,844
Allowance for doubtful accounts	(716,276)	(738,526)
Retainage receivable	15,207,302	11,704,281
Other receivables	2,766,219	1,047,952
Contract assets	19,499,892	24,595,792
Prepaid expenses and other	3,102,649	4,088,550
Total current assets	124,853,011	110,426,929

Property, plant and equipment, at cost	107,811,372	91,885,621
less accumulated depreciation	(54,541,566)	(53,749,907)
Total fixed assets	53,269,806	38,135,714

Right-of-use assets-operating leases	2,616,335	2,531,227
Intangible assets, net	3,934,713	3,065,576
Goodwill	7,428,761	4,087,554
Total assets	$192,102,626	$158,247,000

Liabilities and shareholders’ equity
Current liabilities
Current maturities of long-term debt	$10,074,218	$6,372,915
Current maturities of lines of credit and short term borrowings	10,317,818	10,292,676
Current maturities of operating lease liabilities	1,102,801	907,503
Accounts payable	26,827,002	23,673,659
Accrued expenses and other current liabilities	10,301,722	13,855,533
Contract liabilities	22,529,946	16,950,988
Income tax payable	2,293,580	2,195,278
Total current liabilities	83,447,087	74,248,552

Long-term debt, less current maturities	39,224,530	17,187,992
Long-term operating lease liabilities, less current maturities	1,515,236	1,625,424
Deferred tax liability	6,869,060	6,490,888
Total liabilities	131,055,913	99,552,856

Shareholders’ equity
Common stock, $.0001 par value Authorized 50,000,000 shares, 17,995,185 issued and 16,705,457 outstanding at December 31, 2024 and 17,860,413 issued and 16,570,685 outstanding at September 30, 2024	1,803	1,790
Treasury stock, 1,289,728 shares at December 31, 2024 and September 30, 2024	(133)	(133)
Additional paid in capital	62,282,908	60,282,921
Retained deficit	(1,237,865)	(1,590,434)
Total shareholders’ equity	61,046,713	58,694,144
Total liabilities and shareholders’ equity	$192,102,626	$158,247,000

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Income

Unaudited

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2024	2023
Revenue	$100,646,114	$90,163,187

Cost of revenue	90,382,532	79,324,226

Gross profit	10,263,582	10,838,961

Selling and administrative expenses	8,618,188	7,198,720
Income from operations	1,645,394	3,640,241

Other income (expense)
Other nonoperating (expense) income	(48,262)	75,001
Interest expense	(483,718)	(601,684)
Gain (loss) on sale of equipment	195,782	(13,328)
	(336,198)	(540,011)

Income before income taxes	1,309,196	3,100,230

Income tax expense	455,463	1,058,035

Net income	853,733	2,042,195

Weighted average shares outstanding-basic	16,585,334	16,567,185

Weighted average shares-diluted	16,636,561	16,607,185

Earnings per share available to common shareholders	$0.05	$0.12

Earnings per share-diluted available to common shareholders	$0.05	$0.12

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Cash Flows

Unaudited

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2024	2023
Cash flows from operating activities:
Net income	$853,733	$2,042,195

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,567,965	2,068,479
Accreted interest on PPP loans	25,142	25,144
(Gain) loss on sale of equipment	(195,782)	13,328
Provision for deferred taxes	378,172	781,868
Amortization of intangible assets	130,863	108,142
Accreted interest on note payable	15,000	23,239
(Increase) decrease in accounts receivable-trade	(2,274,866)	8,002,890
Increase in retainage receivable	(731,991)	(2,101,964)
Increase in other receivables	(305,287)	(704,362)
Decrease (increase) in contract assets	6,811,884	(5,840,372)
Decrease in prepaid expenses and other	985,901	832,892
(Decrease) increase in accounts payable	(323,528)	214,863
Decrease in accrued expenses and other current liabilities	(3,956,671)	(2,522,882)
Increase (decrease) in contract liabilities	4,897,945	(79,287)
Net cash provided by operating activities	8,878,480	2,864,173

Cash flows from investing activities:
Investment in property and equipment	(2,890,223)	(1,385,883)
Acquistion of Tribute Contracting & Consultants	(20,783,224)	—
Proceeds from sales of property and equipment	486,012	365,234
Net cash used in investing activities	(23,187,435)	(1,020,649)

Cash flows from financing activities:
Proceeds from long-term debt	16,000,000	—
Borrowings on lines of credit and short term debt, net of (repayments)	7,500,000	(4,963,150)
Principal payments on long-term debt	(1,768,659)	(2,056,926)
Net cash provided by (used in) financing activities	21,731,341	(7,020,076)
Increase (decrease) in cash and cash equivalents	7,422,386	(5,176,552)
Cash and cash equivalents beginning of period	12,926,036	16,431,572
Cash and cash equivalents end of period	$20,348,422	$11,255,020

Supplemental schedule of noncash investing and financing activities:
Purchases of property & equipment under financing agreements	$201,538	$812,915
Net operating lease right-of-use assets received in exchange for operating lease liabilities	$342,606	$252,259
Common dividends declared but not paid	$501,164	$994,031
Common stock issued in Tribute Contracting & Consultants acquisition	$2,000,000	$—

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$441,424	$574,067

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Changes in Shareholders’ Equity

For the three months ended December 31, 2024 and 2023

						Total
	Common Stock		Additional Paid	Retained	Treasury	Shareholders’
	Shares	Amount	in Capital	Deficit	Stock	Equity
Balance at September 30, 2024	16,570,685	$1,790	$60,282,921	$(1,590,434)	$(133)	$58,694,144

Net income	—	—	—	853,733	—	853,733

Dividends on common stock ($0.03 per share on 16,705,457 shares)	—	—	—	(501,164)	—	(501,164)

Common shares issued as part of acquisition	134,772	13	1,999,987	—	—	2,000,000

Balance at December 31, 2024	16,705,457	$1,803	$62,282,908	$(1,237,865)	$(133)	$61,046,713

						Total
	Common Stock		Additional Paid	Retained	Treasury	Shareholders’
	Shares	Amount	in Capital	Deficit	Stock	Equity
Balance at September 30, 2023	16,567,185	$1,789	$60,288,745	$(25,701,413)	$(132)	$34,588,989

Net income	—	—	—	2,042,195	—	2,042,195

Dividends on common stock ($0.06 per share on 16,567,185 shares)	—	—	—	(994,031)	—	(994,031)

Balance at December 31, 2023	16,567,185	$1,789	$60,288,745	$(24,653,249)	$(132)	$35,637,153

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

Ryan Construction Services Inc. (“Ryan Construction” or “RCS”), a wholly owned subsidiary of Energy Services, provides directional drilling services for broadband service providers along with offering natural gas distribution services, cathodic protection and corrosion prevention services, and civil construction services. Ryan Construction operates primarily in West Virginia, Tennessee, and Pennsylvania. The employees of RCS are non-union and are managed independently of the Company’s union subsidiaries.

Tribute Contracting & Consultants, Inc. (“Tribute” or “TCC”), a wholly owned subsidiary of Energy Services, was formed in October 2024 in connection with the acquisition of substantially all the assets of Tribute Contracting & Consultants, LLC (“Tribute LLC”). The acquisition of Tribute LLC closed on December 2, 2024.  Tribute constructs water distribution and wastewater systems primarily for public municipalities in West Virginia, Ohio, and Kentucky. The employees of TCC are non-union and are managed independently of the Company’s union subsidiaries.

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto for the years ended September 30, 2024, and 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on December 19, 2024. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to the interim financial reporting rules and regulations of the SEC. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three months ended December 31, 2024 and 2023 are not necessarily indicative of the results to be expected for the full year or any other interim period.

Principles of Consolidation

The consolidated financial statements of Energy Services include the accounts of Energy Services, its wholly owned subsidiaries West Virginia Pipeline, SQP, Ryan Construction, Tri-State Paving, Tribute and C.J. Hughes and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation. Unless the context requires otherwise, references to Energy Services include Energy Services, West Virginia Pipeline, SQP, Ryan Construction, Tri-State Paving, Tribute, and C.J. Hughes and its subsidiaries.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Please refer to Note 2 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended September 30, 2024, for a more detailed discussion of our significant accounting policies. There were no material changes to these significant accounting policies during the three months ended December 31, 2024.

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

Borrowers must retain PPP documentation for at least six years after the date the loan is forgiven or paid in full, and the SBA and SBA Inspector General must be granted these files upon request. The SBA could revisit its forgiveness decision and determine that the Company does not qualify as a whole or in part for loan forgiveness and demand repayment of the loans. In addition, it is unknown what type of penalties could be assessed against the Company if the SBA disagrees with the Company’s certification. Any penalties in addition to the potential repayment of the PPP Loans could negatively impact the Company’s business, financial condition and results of operations and prospects.

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

5.  DISAGGREGATION OF REVENUE

The Company disaggregates revenue based on the following lines of service: (1) Gas & Water Distribution, (2) Gas & Petroleum Transmission, and (3) Electrical, Mechanical, & General services and construction. Our contract types are: Lump Sum, Unit Price, Cost Plus and Time and Materials (“T&M”). The following tables present our disaggregated revenue for the three months ended December 31, 2024 and 2023:

	Three Months Ended December 31, 2024
			Electrical,
	Gas & Water	Gas & Petroleum	Mechanical, &	Total revenue
	Distribution	Transmission	General	from contracts
Lump sum contracts	$—	$—	$37,733,823	$37,733,823
Unit price contracts	31,300,009	18,418,317	993,395	50,711,721
Cost plus and T&M contracts	—	37,900	12,162,670	12,200,570
Total revenue from contracts	$31,300,009	$18,456,217	$50,889,888	$100,646,114

Earned over time	$19,487,205	$18,418,317	$38,682,101	$76,587,623
Earned at point in time	11,812,804	37,900	12,207,787	24,058,491
Total revenue from contracts	$31,300,009	$18,456,217	$50,889,888	$100,646,114

	Three Months Ended December 31, 2023
			Electrical,
	Gas &Water	Gas & Petroleum	Mechanical, &	Total revenue
	Distribution	Transmission	General	from contracts
Lump sum contracts	$—	$—	$28,689,030	$28,689,030
Unit price contracts	17,082,895	27,848,185	2,262,695	47,193,775
Cost plus and T&M contracts	—	715,058	13,565,324	14,280,382
Total revenue from contracts	$17,082,895	$28,563,243	$44,517,049	$90,163,187

Earned over time	$4,372,583	$27,848,185	$30,227,914	$62,448,682
Earned at point in time	12,710,312	715,058	14,289,135	27,714,505
Total revenue from contracts	$17,082,895	$28,563,243	$44,517,049	$90,163,187

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

During the three months ended December 31, 2024, we recognized revenue of $13.1 million that was included in the contract liability balance at September 30, 2024.

Accounts receivable-trade, net of allowance for doubtful accounts, contract assets and contract liabilities consisted of the following:

	December 31, 2024	September 30, 2024	Change
Accounts receivable-trade, net of allowance for doubtful accounts	$63,928,527	$56,064,318	$7,864,209

Contract assets
Cost and estimated earnings in excess of billings	$19,499,892	$24,595,792	$(5,095,900)

Contract liabilities
Billings in excess of cost and estimated earnings	$22,529,946	$16,950,988	$5,578,958

7.  PERFORMANCE OBLIGATIONS

For the three months ended December 31, 2024, there was no significant revenue recognized as a result of changes in contract transaction price related to performance obligations that were satisfied prior to September 30, 2024. Changes in contract transaction price can result from items such as executed or estimated change orders, and unresolved contract modifications and claims.

At December 31, 2024, the Company had $197.8 million in remaining unsatisfied performance obligations, in which revenue is expected to be recognized over the next twelve months.

8.  UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts as of December 31, 2024 and September 30, 2024, are summarized as follows:

	December 31, 2024	September 30, 2024
Costs incurred on contracts in progress	$405,966,162	$347,180,901
Estimated earnings, net of estimated losses	64,498,114	59,349,378
	470,464,276	406,530,279
Less billings to date	473,494,330	398,885,475
	$(3,030,054)	$7,644,804

Costs and estimated earnings in excess of billed on uncompleted contracts	$19,499,892	$24,595,792

Less billings in excess of costs and estimated earnings on uncompleted contracts	22,529,946	16,950,988

	$(3,030,054)	$7,644,804

The Company’s unaudited backlog at December 31, 2024 and September 30, 2024 was $260.2 million and $243.2 million, respectively.

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

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed-rate debt was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $43.9 million at December 31, 2024 was $42.5 million. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $25.6 million at September 30, 2024 was $24.7 million.

All other current assets and liabilities are carried at net realizable value which approximates fair value because of their short duration to maturity.

10.  EARNINGS PER SHARE

The amounts used to compute the earnings per share for the three months ended December 31, 2024 and 2023 are summarized below.

	Three Months Ended	Three Months Ended
	December 31, 2024	December 31, 2023
Net income	$853,733	$2,042,195

Weighted average shares outstanding-basic	16,585,334	16,567,185

Weighted average shares outstanding-diluted	16,636,561	16,607,185

Earnings per share available to common shareholders	$0.05	$0.12

Earnings per share available to common shareholders-diluted	$0.05	$0.12

11.  INCOME TAXES

The components of income taxes are as follows:

	Three Months Ended
	December 31, 2024	December 31, 2023
Federal
Current	$—	$214,795
Deferred	294,974	602,038
Total	294,974	816,833

State
Current	77,291	61,370
Deferred	83,198	179,832
Total	160,489	241,202
Total income tax expense	$455,463	$1,058,035

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

The effective income tax rate for the three months ended December 31, 2024 was 34.8%, as compared to 34.1%, for the same period in 2023. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income and non-deductible expenses.

Major items that can affect the effective tax rate include amortization of goodwill and intangible assets and non-deductible amounts for per diem expenses.

The income tax effects of temporary differences giving rise to the deferred tax assets and liabilities are as follows:

	December 31, 2024	September 30, 2024
Deferred tax liabilities
Property and equipment	$9,375,157	$7,437,645
Other	1,529,800	1,509,487
Total deferred tax liabilities	$10,904,957	$8,947,132

Deferred income tax assets
Accruals & Other	$2,377,374	$2,325,671
Net operating loss carry forward-Federal	1,361,554	—
Net operating loss carryforward-States	829,944	663,548
Net operating loss valuation allowance-States	(532,975)	(532,975)
Total deferred tax assets	$4,035,897	$2,456,244

Total net deferred tax liabilities	$6,869,060	$6,490,888

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, which will result in taxable or deductible amounts in the future. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company had $6.5 million and $0 million of federal net operating loss carryforwards at December 31, 2024 and September 30, 2024, respectively. The Company had $30.4 million and $20.5 million of state net operating loss carryforwards at December 31, 2024 and September 30, 2024, respectively. The state net operating loss carryforwards begin to expire in 2025.  The increases in federal and state NOL carryforwards were primarily due to a temporary difference resulting from bonus depreciation on equipment obtained as part of the Tribute acquisition.

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

The line of credit is limited to a borrowing base calculation as summarized below:

	December 31, 2024	September 30, 2024
Eligible borrowing base	$27,210,911	$25,089,446

Borrowed on line of credit	12,000,000	4,500,000

Line of credit balance available	$15,210,910	$20,589,446

Interest rate	7.5%	8.0%

The Company’s $12.0 million and $4.5 million line of credit borrowings are recorded as a long-term debt as of December 31, 2024 and September 30, 2024, respectively.

The financial covenants required by the Company’s lender are below:

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

The Company’s lender has agreed to omit the effect of the PPP loan restatement from the Company’s covenant compliance calculations while a final decision on PPP loan forgiveness remains in question. The Company was in compliance with all covenants at December 31, 2024. The Company projects to meet all covenant requirements for the next twelve months.

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

Borrowers must retain PPP documentation for at least six years after the date the loan is forgiven or paid in full, and the SBA and SBA Inspector General must be granted these files upon request. The SBA could revisit its forgiveness decision and determine that the Company does not qualify as a whole or in part for loan forgiveness and demand repayment of the loans. In addition, it is unknown what type of penalties could be assessed against the Company if the SBA disagrees with the Company’s certification. Any penalties in addition to the potential repayment of the PPP Loans could negatively impact the Company’s business, financial condition and results of operations and prospects.

A summary of short-term and long-term debt as of December 31, 2024 and September 30, 2024 is as follows:

	December 31, 2024	September 30, 2024
Line of credit payable to bank, monthly interest at 7.5%, final payment due by June 28, 2026, guaranteed by certain directors of the Company.	$12,000,000	$4,500,000

Equipment line of credit with a total of $9.3 million with payments of $202,809 due in monthly installments, including fixed interest at 7.25% and final payment due February 2028, secured by equipment, guaranteed by certain directors of the Company.	7,491,695	$7,802,313

Paycheck Protection Program loans from Small Business Administration, 1.0% simple interest, initially forgiven in the fiscal year ended September 30, 2021. Final forgiveness decision has not been determined.	10,317,818	10,292,676

Term note payable to United Bank, WV Pipeline acquisition, due in monthly installments of $64,853, including fixed interest at 4.25%, final payment due by March 25, 2026, secured by receivables and equipment, guaranteed by certain directors of the Company.	1,012,424	1,134,185

Notes payable to finance companies, due in monthly installments totaling $191,000 at December 31, 2024 and $76,000 at September 30, 2024, including interest ranging from 0.00% to 6.0%, final payments due January 2025 through August 2026, secured by equipment.	5,448,999	1,787,009

Notes payable to United Bank, Tribute acquisition finance, due in monthly installments totaling $272,016, including fixed interest at 6.9%, final payment due December 2030 secured by receivables and equipment, guaranteed by certain directors of the Company.	16,000,000	—

Notes payable to bank, due in monthly installments totaling $7,848, including interest at 4.82%, final payment due November 2034 secured by building and property.	749,973	762,670

Notes payable to bank, due in monthly installments totaling $59,932, including fixed interest at 6.0%, final payment due October 2027 secured by receivables and equipment, guaranteed by certain directors of the Company.	1,874,991	2,024,847

Notes payable to David Bolton and Daniel Bolton, due in annual installments totaling $500,000, including interest at 3.25%, final payment due December 31, 2026, unsecured.	455,000	940,000

Note payable to United Bank, Tri-State Paving acquisition, due in monthly installments of $129,910, including fixed interest at 4.50%, final payment due by June 1, 2027, secured by receivables and equipment, guaranteed by certain directors of the Company.	4,015,666	4,359,883

Notes payable to Corns Enterprises, $1,000,000 with fair value of $936,000, due in annual installments totaling $250,000, including interest at 3.50%, final payment due April 29, 2026, unsecured.	250,000	250,000

Total debt	$59,616,566	$33,853,583

Less current maturities	20,392,036	16,665,591

Total long term debt	$39,224,530	$17,187,992

13.  ACQUISITIONS

On December 2, 2024, the Company completed the acquisition of Tribute Contracting & Consultants, LLC (“Tribute LLC”), located in South Point, Ohio. Pursuant to the Asset Purchase Agreement (“Agreement”) signed on October 31, 2024, the Company acquired substantially all the assets (including but not limited to customer contracts, employees, account receivable and equipment) of Tribute LLC for $22.0 million in cash at closing, less an initial $1.2 million working capital adjustment, and $2.0 million in Energy Services Common Stock (“Stock”). Of the $20.8 million paid in cash, $16.0 million was funded by a loan from United Bank, Inc., Huntington, West Virginia.  The final working capital adjustment was reduced by $296,000, which was deducted from the approximately $2.0 million receivable for cash due to the Company.

Todd Harrah and Tom Enyart (the “Sellers”) continued their employment with the Company’s new subsidiary, Tribute Contracting & Consultants, Inc. (“Tribute”). The Sellers each received $1.0 million in Stock pursuant to an exemption under The Securities Act of 1933. Based on the market value calculation in the Agreement, the Sellers each received 67,386 shares of Stock.

Tribute earned revenues of $1.6 million between December 2, 2024 and December 31, 2024.

Energy Services accounts for business combinations under the acquisition method in accordance with ASC Topic 805, Business Combinations. Accordingly, for the transaction, the purchase price is allocated to the fair value of the assets acquired and liabilities assumed as of the date of the acquisition. In conjunction with ASC 805, upon receipt of final fair value estimates during the measurement period, which must be within one year of the acquisition date, Energy Services records any adjustments to the preliminary fair value estimates in the reporting period in which the adjustments are determined. The Company is continuing to finalize the purchase price allocations related to the Tribute LLC acquisition.

The purchase price for the Tribute LLC acquisition is allocated in the table below:

Accounts Receivable and Retainages acquired from seller	$8,360,373
Receivable for cash due to buyer	1,708,847
Contract assets acquired from seller	1,715,984
Equipment	14,250,526
Land and Building	650,000
Goodwill	3,341,207
Intangible assets	1,000,000
Accounts payable assumed	(3,476,871)
Long-term debt assumed	(3,789,962)
Contract liabilities assumed	(681,013)
$23,079,091

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

14.  GOODWILL AND INTANGIBLE ASSETS

The Company follows the guidance of ASC Topic 350, Intangibles-Goodwill and Other, which requires a company to record an impairment charge based on the excess of a reporting unit’s carrying amount of goodwill over its fair value. Under the current guidance, companies can first choose to assess any impairment based on qualitative factors (Step 0). If a company fails this test or decides to bypass this step, it must proceed with a quantitative assessment of goodwill impairment. The Company did not have a goodwill impairment at December 31, 2024 or September 30, 2024.

A table of the Company’s goodwill as of December 31, 2024 and September 30, 2024 is below:

	December 31, 2024	September 30, 2024
Beginning balance	$4,087,554	$4,087,554
Acquired	3,341,207	—
Ending balance	$7,428,761	$4,087,554

A table of the Company’s intangible assets subject to amortization is below:

			Accumulated	Accumulated	Amortization	Amortization
	Remaining Life		Amortization and	Amortization and	and Impairment	and Impairment
	(in months) at		Impairment at	Impairment at	Three Months	Three Months	Net Book Value	Net Book Value
	December 31,		December 31,	September 30,	Ended December 31,	Ended December 31,	at December 31,	at September 30,
	2024	Original Cost	2024	2024	2024	2023	2024	2024
Intangible assets:
West Virginia Pipeline:
Customer relationships	72	$2,209,724	883,875	$828,630	55,245	55,242	$1,325,849	$1,381,094
Tradename	72	263,584	105,451	98,863	6,588	6,591	158,133	164,721
Non-competes	—	83,203	83,203	83,203	—	—	—	—

Revolt Energy:
Employment agreement/non-compete	—	100,000	100,000	100,000	—	—	—	—

Heritage Painting
Customer relationships	54	121,100	12,108	6,054	6,054	—	108,992	115,046

Tri-State Paving:
Customer relationships	88	1,649,159	439,776	398,547	41,229	41,229	1,209,383	1,250,612
Tradename	88	203,213	54,190	49,110	5,080	5,080	149,023	154,103
Non-competes	—	39,960	39,960	39,960	—	—	—	—

Tribute Contracting & Consultants
Customer relationships	59	500,000	8,333	—	8,333	—	491,667	—
Tradename	59	250,000	4,167	—	4,167	—	245,833	—
Non-competes	59	250,000	4,167	—	4,167	—	245,833	—

Total intangible assets		$5,669,943	$1,735,230	$1,604,367	$130,863	$108,142	$3,934,713	$3,065,576

The amortization on identifiable intangible assets for the three months ended December 31, 2024 and 2023 was $130,863 and $108,142, respectively.

Amortization expense associated with the identifiable intangible assets is expected to be as follows:

Amortization Expense
January 2025 to December 2025	$656,784
January 2026 to December 2026	656,784
January 2027 to December 2027	656,784
January 2028 to December 2028	656,784
January 2029 to December 2029	628,009
After	679,568
Total	$3,934,713

15.  LEASE OBLIGATIONS

The Company leases office space for SQP for $1,500 per month. The lease, which was originally signed on March 25, 2021, is for a period of two years with five one-year renewals available immediately following the end of the base term. The Company has only committed to a one-year renewal and is evaluating the intent to renew for additional periods.

The Company has two right-of-use operating leases acquired on April 29, 2022, as part of the Tri-State Paving, LLC transaction. The first operating lease, for the Hurricane, West Virginia facility, had a net present value of $236,000 at inception, and a carrying value of $25,000 at December 31, 2024. The 4.5% interest rate on the operating leases is based on the Company’s incremental borrowing rate at inception.

The second operating lease, for the Chattanooga, Tennessee facility, had a net present value of $144,000 at inception, and expired on August 31, 2024. The lease was renewed for a two - year period with a net present value of $140,000 and had a carrying value of $105,000 at December 31, 2024. The 8.5% interest rate on the operating leases is based on the Company’s incremental borrowing rate at inception.

The Company has a right-of-use operating lease with Enterprise Fleet Management, Inc. The Company had eighty vehicles on lease at December 31, 2024. The right-of-use operating lease has a carrying value of $2.4 million at December 31, 2024. Each vehicle leased under the master lease program has its own implicit rate ranging from 12.8% to 15.6%.

The Company leases office and shop space for Ryan Construction’s headquarters in Bridgeport, West Virginia.  The Company renewed the lease for one year effective October 1, 2024 through September 30, 2025.  The Company has only committed to a one-year renewal and is evaluating the intent to renew for additional periods.

The Company has a right-of-use operating lease acquired on March 28, 2023. This lease, for the Winchester, Kentucky facility, had a net present value of $290,000 at inception and a carrying value of $136,000 at December 31, 2024. The 7.75% interest rate on the operating lease is based on the Company’s incremental borrowing rate at inception.

The Company rents equipment for use on construction projects with rental agreements being week to week or month to month. Rental expense can vary by reporting period due to equipment requirements on construction projects and the availability of Company owned equipment. Rental expense, which is included in cost of goods sold on the consolidated statements of income, was $5.0 million and $5.4 million, respectively, for the three months ended December 31, 2024 and 2023.

Schedules related to the Company’s operating leases at December 31, 2024 can be found below:

Operating Lease-Weighted Average Remaining Term

		Present value of
		remaining
	Years left	liability		Months
Operating lease 1	0.5	$25,222		6
Operating lease 2	1.3	105,488		15
Operating lease 3	4.0	2,350,901		48
Operating lease 4	0.0	—		0
Operating lease 5	1.5	136,426		18
		$2,618,037

Weighted average remaining term		3.7	years

Operating Lease Maturity Schedule
January 2025 to December 2025	$1,334,535
January 2026 to December 2026	1,160,902
January 2027 to December 2027	530,100
January 2028 to December 2028	161,839
3,187,376
Less amounts representing interest	(569,339)
Present value of operating lease liabilities	$2,618,037

	Three Months Ended	Three Months Ended
	December 31,	December 31,
Operating Lease Expense	2024	2023
Amortization
Operating lease 1	$20,691	$26,705
Operating lease 2	17,213	16,605
Operating lease 3	195,170	161,724
Operating lease 4	—	41,728
Operating lease 5	24,502	30,858
Total amortization	257,576	277,620

Interest
Operating lease 1	309	1,295
Operating lease 2	2,587	504
Operating lease 3	63,722	68,910
Operating lease 4	—	1,472
Operating lease 5	2,453	4,206
Total interest	69,071	76,387
Total amortization and interest	$326,647	$354,007

	Three Months Ended	Three Months Ended
	December 31,	December 31,
Cash Paid for Operating Leases	2024	2023
Operating lease 1	$21,000	$28,000
Operating lease 2	19,800	17,109
Operating lease 3	258,892	230,634
Operating lease 4	—	43,200
Operating lease 5	26,955	35,064
	$326,647	$354,007

16.  SUBSEQUENT EVENTS

On January 2, 2025, the Company paid a quarterly dividend of $0.03 per common share totaling $501,164.

Management has evaluated all subsequent events for accounting and disclosure. There have been no other material events during the period, other than noted above, that would either impact the results reflected in the report or the Company’s results going forward.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of the financial condition and results of operations of Energy Services in conjunction with the “Financial Statements” appearing in this report as well as the historical financial statements and related notes contained elsewhere herein. Among other things, those historical consolidated financial statements include more detailed information regarding the basis of presentation for the following information. The term “Energy Services” refers to the Company, West Virginia Pipeline, SQP, Tri-State Paving, Ryan Construction, Tribute, and C.J. Hughes and C.J. Hughes’ wholly owned subsidiaries on a consolidated basis.

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

Ryan Construction Services Inc. (“Ryan Construction” or “RCS”), a wholly owned subsidiary of Energy Services, provides directional drilling services for broadband service providers along with offering natural gas distribution services, cathodic protection and corrosion prevention services, and civil construction services. Ryan Construction operates primarily in West Virginia, Tennessee, and Pennsylvania. The employees of RCS are non-union and are managed independently of the Company’s union subsidiaries.

Tribute Contracting & Consultants, Inc. (“Tribute” or “TCC”), a wholly owned subsidiary of Energy Services, was formed in October 2024 in connection with the acquisition of substantially all the assets of Tribute Contracting & Consultants, LLC (“Tribute LLC”). The acquisition of Tribute LLC closed on December 2, 2024.  Tribute constructs water distribution and wastewater systems primarily for public municipalities in West Virginia, Ohio, and Kentucky. The employees of TCC are non-union and are managed independently of the Company’s union subsidiaries.

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

Three months ended December 31, 2024 and 2023 Overview

The following is an overview of results from operations for the three months ended December 31, 2024 and 2023:

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2024	2023
Revenue	$100,646,114	$90,163,187

Cost of revenue	90,382,532	79,324,226

Gross profit	10,263,582	10,838,961

Selling and administrative expenses	8,618,188	7,198,720
Income from operations	1,645,394	3,640,241

Other income (expense)
Other nonoperating (expense) income	(48,262)	75,001
Interest expense	(483,718)	(601,684)
Gain (loss) on sale of equipment	195,782	(13,328)
	(336,198)	(540,011)

Income before income taxes	1,309,196	3,100,230

Income tax expense	455,463	1,058,035

Net income	853,733	2,042,195

Weighted average shares outstanding-basic	16,585,334	16,567,185

Weighted average shares-diluted	16,636,561	16,607,185

Earnings per share available to common shareholders	$0.05	$0.12

Earnings per share-diluted available to common shareholders	$0.05	$0.12

Results of Operations for the Three months Ended December 31, 2024 Compared to the Three months Ended December 31, 2023

Revenues. A table comparing the Company’s revenues for the three months ended December 31, 2024 compared to the three months ended December 31, 2023 is below:

	Three Months Ended
	December 31, 2024	% of total	December 31, 2023	% of total	Change	% Change
Gas & Water Distribution	$31,300,009	23.3%	17,082,895	18.9%	$14,217,114	83.2%
Gas & Petroleum Transmission	18,456,217	23.5%	28,563,243	31.7%	(10,107,026)	-35.4%
Electrical, Mechanical, & General	50,889,888	53.2%	44,517,049	49.4%	6,372,839	14.3%
Total	$100,646,114	100.0%	90,163,187	100.0%	$10,482,927	11.6%

Total revenues increased by $10.5 million to $100.6 million for the three months ended December 31, 2024, as compared to $90.2 million for the three months ended December 31, 2023. The increase was a result of $14.2 million and $6.4 million in increased work in the Gas & Water Distribution and Electrical, Mechanical, & General categories, respectively, partially offset by a $10.1 million decrease in Gas & Petroleum Transmission work for the three months ended December 31, 2024 as compared to the same period in 2023.

Gas & Water Distribution revenues totaled $31.3 million for the three months ended December 31, 2024, a $14.2 million increase from $17.1 million for the three months ended December 31, 2023.  The revenue increase was primarily related to increased water distribution services performed during the three months ended December 31, 2024, as compared to the same period in 2023.

Gas & Petroleum Transmission revenues totaled $18.5 million for the three months ended December 31, 2024, a $10.1 million decrease from $28.6 million for the three months ended December 31, 2023. The revenue decrease was primarily due to more transmission work being completed by the end of fiscal year 2024 as compared to 2023 and less transmission work being competed in the first fiscal quarter of 2025 as compared to the same period in 2024.

Electrical, Mechanical, & General construction services revenues totaled $50.9 million for the three months ended December 31, 2024, a $6.4 million increase from $44.5 million for the three months ended December 31, 2023. The revenue increase was primarily related to an increase in general contracting and electrical services performed during the three months ended December 31, 2024, as compared to the same period in the prior year.

Cost of Revenues. A table comparing the Company’s costs of revenues for the three months ended December 31, 2024, compared to the three months ended December 31, 2023, is below:

	Three Months Ended
	December 31, 2024	% of total	December 31, 2023	% of total	Change	% Change
Gas & Water Distribution	$26,136,503	28.9%	$13,096,993	16.5%	$13,039,510	99.6%
Gas & Petroleum Transmission	17,521,937	19.4%	25,166,606	31.7%	(7,644,669)	-30.4%
Electrical, Mechanical, & General	46,050,004	51.0%	41,055,133	51.8%	4,994,871	12.2%
Unallocated Shop Expense	674,088	0.7%	5,494	0.0%	668,594	12,169.5%
Total	$90,382,532	100.0%	$79,324,226	100.0%	$11,058,306	13.9%

Total cost of revenues increased by $11.1 million to $90.4 million for the three months ended December 31, 2024, as compared to $79.3 million for the three months ended December 31, 2023.  The cost of revenues increase was the result of increased work in the Gas & Water Distribution and Electrical, Mechanical, & General business categories, partially offset by a decrease in Gas & Petroleum Transmission work.

Gas & Water Distribution cost of revenues totaled $26.1 million for the three months ended December 31, 2024, a $13.0 million increase from $13.1 million for the three months ended December 31, 2023.  The cost of revenues increase was primarily related to increased water distribution services performed during the three months ended December 31, 2024, as compared to the same period in 2023.

Gas & Petroleum Transmission cost of revenues totaled $17.5 million for the three months ended December 31, 2024, a $7.6 million decrease from $25.2 million for the three months ended December 31, 2023.  The cost of revenues decrease for the three months ended December 31, 2024 was primarily due to more transmission work being completed by the end of fiscal year 2024 as compared to 2023 and less transmission work being competed in first fiscal year quarter of 2025 as compared to 2024.  Additionally, Gas & Petroleum work was more impacted by inclement weather in the first fiscal quarter of 2025, as compared to the same period in the prior fiscal year. This resulted in less efficient production and more costs than expected.

Electrical, Mechanical, & General construction services cost revenues totaled $46.1 million for the three months ended December 31, 2024, a $5.0 million increase from $41.1 million for the three months ended December 31, 2023. The cost of revenues increase was primarily related to an increase in general contracting and electrical services performed during the three months ended December 31, 2024, as compared to the same period in the prior year.

Unallocated shop expenses totaled $674,000 for the three months ended December 31, 2024, a $669,000 increase from $5,000 for the three months ended December 31, 2023. The increase in unallocated shop expenses was primarily due to a decrease in the amount of internal equipment charged to projects for the three months ended December 31, 2024, as compared to the same period in the prior year.

Gross Profit (Loss). A table comparing the Company’s gross profit for the three months ended December 31, 2024, compared to the three months ended December 31, 2023, is below:

	Three Months Ended
	December 31, 2024	% of revenue	December 31, 2023	% of revenue	Change	% Change
Gas & Water Distribution	$5,163,506	16.5%	$3,985,902	23.3%	$1,177,604	29.5%
Gas & Petroleum Transmission	934,280	5.1%	3,396,637	11.9%	(2,462,357)	-72.5%
Electrical, Mechanical, & General	4,839,884	9.5%	3,461,916	7.8%	1,377,968	39.8%
Unallocated Shop Expense	(674,088)		(5,494)		(668,594)	12,169.5%
Total	$10,263,582	10.2%	$10,838,961	12.0%	$(575,379)	-5.3%

Total gross profit decreased by $575,000 to $10.3 million for the three months ended December 31, 2024, as compared to $10.8 million for the three months ended December 31, 2023.  The decrease was primarily due to decreased profit in Gas & Petroleum Transmission work during the first quarter of fiscal year 2025, as compared to the same period in the prior year.

Gas & Water Distribution gross profit totaled $5.2 million for the three months ended December 31, 2024, a $1.2 million increase from $4.0 million for the three months ended December 31, 2023.  The gross profit increase was primarily related to increased water distribution services performed during the three months ended December 31, 2024, as compared to the same period in 2023.  However, the gross profit percentage decreased for the first quarter of fiscal year 2025, as compared to the prior fiscal year. This was primarily due to decreased volume and less efficient water-related paving services.

Gas & Petroleum Transmission gross profit totaled $934,000 for the three months ended December 31, 2024, a $2.5 million decrease from $3.4 million for the three months ended December 31, 2023.  The gross profit decrease for the three months ended December 31, 2024 was primarily due to more transmission work being completed by the end of fiscal year 2024 as compared to 2023 and less transmission work being competed in first fiscal year quarter of 2025 as compared to 2024.  Additionally, Gas & Petroleum work was more impacted by inclement weather in the first quarter of fiscal year 2025, as compared to the same period in the prior fiscal year. This resulted in less efficient production and more costs than expected.

Electrical, Mechanical, & General construction services gross profit totaled $4.8 million for the three months ended December 31, 2024, a $1.4 million increase from $3.5 million for the three months ended December 31, 2023. The gross profit increase was primarily related to an increase in general contracting and electrical services performed during the three months ended December 31, 2024, as compared to the same period in the prior fiscal year.

Gross loss attributable to unallocated shop expenses totaled ($674,000) for the three months ended December 31, 2024, a $669,000 increase from ($5,000) for the three months ended December 31, 2023. The increase in gross loss related to unallocated shop expenses was primarily due to a decrease in the amount of internal equipment charged to projects for the three months ended December 31, 2024, as compared to the same period in the prior year.

Selling and administrative expenses. Total selling and administrative expenses increased by $1.4 million to $8.6 million for the three months ended December 31, 2024, as compared to $7.2 million for the same period in the prior year. The increase was primarily related to additional personnel hired to secure and manage work for expected growth.

Other non-operating (expense) income. Other non-operating expenses totaled $48,000 for the three months ended December 31, 2024, as compared to $75,000 in non-operating income for the same period in the prior year.  The change for the three months ended December 31, 2024, as compared to the same period in the prior year, was primarily related to a minor legal settlement received during the three months ended December 31, 2023 that recouped employee benefit costs expended in a prior period.

Interest expense. Interest expense totaled $484,000 for the three months ended December 31, 2024, a decrease of $118,000 from $602,000 for the same period in the prior year. The decrease was primarily due to less interest expense related to line of credit borrowings during the three months ended December 31, 2024, as compared to same period in the prior fiscal year.

Gain on sale of equipment. Gain on sale of equipment totaled $196,000 for the three months ended December 31, 2024, an increase of $209,000 from a loss of ($13,000) for the same period in the prior year.  The Company sold certain underutilized or non-working pieces of equipment during the three months ended December 31, 2024, with no comparable sale occurring during the three months ended December 31, 2023.

Net income. Income before income taxes was $1.3 million for the three months ended December 31, 2024, as compared to $3.1 million for the same period in the prior year. The decrease was primarily related to the items mentioned above.

Income tax expense for the three months ended December 31, 2024, was $455,000 compared to $1.1 million for the same period in the prior year.  The decrease in income tax expense was due to a decrease in taxable income during the three months ended December 31, 2024, as compared to the same period in the prior year.

Net income for the three months ended December 31, 2024, was $854,000, as compared to $2.0 million for the same period in the prior year.

Comparison of Financial Condition at December 31, 2024, and September 30, 2024

The Company had total assets of $192.1 million at December 31, 2024, an increase of $33.9 million from the prior fiscal year end balance of $158.2 million.

The Company had net property, plant and equipment of $53.3 million at December 31, 2024, an increase of $15.2 million from the prior fiscal year end balance of $38.1 million. The increase was due to $14.9 million in asset additions related to the Tribute acquisition, $3.1 million in other asset additions, partially offset by $2.6 million in depreciation and net equipment disposals of $300,000.

Accounts receivable, net of allowance for doubtful accounts, totaled $63.9 million at December 31, 2024, an increase of $7.8 million from the prior fiscal year end balance of $56.1 million.  The increase was primarily due to the timing of cash collections and project invoicing since September 30, 2024 and $3.8 million in accounts receivable related to Tribute at December 31, 2024.

Cash and cash equivalents totaled $20.3 million at December 31, 2024, an increase of $7.4 million from the prior fiscal year end balance of $12.9 million.  The increase was primarily due to a net $8.5 million provided by operating activities, and a net $21.7 million provided by financing activities, partially offset by a $20.8 million investment in the acquisition of Tribute and a net $2.0 million investment in equipment.

Retainage receivable totaled $15.2 million at December 31, 2024, an increase of $3.5 million from the prior fiscal year end balance of $11.7 million.  The increase was primarily due to $2.9 million in retainage receivables related to Tribute at December 31, 2024.

Goodwill totaled $7.4 million at December 31, 2024, an increase of $3.3 million from the prior fiscal year end balance of $4.1 million.  The increase was due to the acquisition of Tribute.

Other receivables totaled $2.8 million at December 31, 2024, an increase of $1.7 million from the prior fiscal year end balance of $1.0 million. The increase was primarily due to a $1.7 million receivable related to a working capital adjustment as part of the Tribute acquisition.

Intangible assets, net totaled $3.9 million at December 31, 2024, an increase of $869,000 from the prior fiscal year end balance of $3.1 million. The increase was primarily due to intangible assets acquired as part of the Tribute acquisition, partially offset by the amortization of intangible assets during the three months ended December 31, 2024.

Right-of-use assets totaled $2.6 million at December 31, 2024, an increase of $85,000 from the prior fiscal year end balance of $2.5 million. The increase was primarily due to an increase in leased vehicles, partially offset by the amortization of operating leases during the three months ended December 31, 2024.

Contract assets totaled $19.5 million at December 31, 2024, a decrease of $5.1 million from the prior fiscal year end balance of $24.6 million.  The decrease was due to a difference in the timing of project billings at December 31, 2024, compared to September 30, 2024.

Prepaid expenses and other totaled $3.1 million at December 31, 2024, a decrease of $986,000 from the prior fiscal year end balance of $4.1 million. The decrease was primarily due to a decrease in prepaid insurance that was expensed during the three months ended December 31, 2024.

The Company had total liabilities of $131.0 million at December 31, 2024, an increase of $31.4 million from the prior fiscal year end balance of $99.6 million.

The aggregate balance of current maturities of long-term debt and long-term debt totaled $49.3 million at December 31, 2024, an increase of $25.7 million from the prior fiscal year-end balance of $23.6 million. The increase was primarily due to $16.0 million related to financing the acquisition of Tribute and assumption of  $3.8 million of Tribute equipment debt, $200,000 in additional equipment financing and $7.5 million in line of credit borrowings due by June 28, 2026, partially offset by $1.8 million in long-term debt payments.

Contract liabilities totaled $22.5 million at December 31, 2024, an increase of $5.5 million from the prior fiscal year end balance of $17.0 million. The increase was due to a difference in the timing of project billings at December 31, 2024, as compared to September 30, 2024.

Accounts payable totaled $26.8 million at December 31, 2024, an increase of $3.1 million from the prior fiscal year end balance of $23.7 million. The increase was due to the timing of accounts payable payments as compared to September 30, 2024 and $1.6 million in accounts payable for Tribute at December 31, 2024.

Income tax payable totaled $2.3 million at December 31, 2024, an increase of $98,000 from the prior fiscal year end balance of $2.2 million. The increase was primarily related to the taxable income generated during the three months ended December 31, 2024.

Current and long-term operating lease liabilities totaled $2.6 million at December 31, 2024, an increase of $85,000 from the prior fiscal year end balance of $2.5 million. The increase was primarily due to an increase in leased vehicles, partially offset by payments made during the three months ended December 31, 2024.

Lines of credit and short-term borrowings totaled $10.3 million at December 31, 2024, an increase of $25,000 from the prior fiscal year end balance. The increase was due to interest accrued on PPP Loans. Refer to Note 3 “Accounting for PPP Loans” in the accompanying consolidated financial statements for additional details.

Accrued expenses and other current liabilities totaled $10.3 million at December 31, 2024, a decrease of $3.6 million from the prior fiscal year end balance of $13.9 million. The decrease was due to the timing of accrued expense payments, as compared to September 30, 2024.

Deferred tax liabilities totaled $6.9 million at December 31, 2024, an increase of $378,000 from the prior fiscal year end balance of $6.5 million. The increase was primarily related to a $1.9 million increase related to bonus depreciation on equipment acquired,  partially offset by a $1.5 million increase in federal and state NOL carryforwards.

Shareholders’ equity was $61.0 million at December 31, 2024, an increase of $2.3 million from the prior fiscal year end balance of $58.7 million.  The increase was primarily due to net income of $854,000 for the three months ended December 31, 2024 and $2,000,000 in common stock issued as part of the Tribute acquisition, partially offset by a $501,000 declared quarterly dividend that was paid on January 2, 2025.

Liquidity and Capital Resources

Operating Line of Credit

On August 8, 2024, the Company renewed its $30.0 million line of credit with a maturity date of June 28, 2026. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%.

The line of credit is limited to a borrowing base calculation as summarized below:

	December 31, 2024	September 30, 2024
Eligible borrowing base	$27,210,911	$25,089,446

Borrowed on line of credit	12,000,000	4,500,000

Line of credit balance available	$15,210,911	$20,589,446

Interest rate	7.5%	8.0%

The Company’s $12.0 million and $4.5 million line of credit borrowings are recorded as a long-term debt as of December 31, 2024 and September 30, 2024, respectively.

The financial covenants required by the Company’s lender are below:

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

The Company’s lender has agreed to omit the effect of the PPP loan restatement from the Company’s covenant compliance calculations while a final decision on PPP loan forgiveness remains in question. Thus, the Company was in compliance with all covenants at December 31, 2024. The Company projects to meet all covenant requirements for the next twelve months.

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

Borrowers must retain PPP documentation for at least six years after the date the loan is forgiven or paid in full, and the SBA and SBA Inspector General must be granted these files upon request. The SBA could revisit its forgiveness decision and determine that the Company does not qualify as a whole or in part for loan forgiveness and demand repayment of the loans. In addition, it is unknown what type of penalties could be assessed against the Company if the SBA disagrees with the Company’s certification. Any penalties in addition to the potential repayment of the PPP Loans could negatively impact the Company’s business, financial condition and results of operations and prospects.

Long-Term Debt

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with a bank to purchase the office building and property it had previously been leasing. The interest rate on this loan agreement is 4.82% with monthly payments of $7,800. The interest rate on this note is subject to change from time to time based on changes in the U.S. Treasury yield, adjusted to a constant maturity of three years as published by the Federal Reserve weekly. As of December 31, 2024, the Company had made principal payments of $450,000. The loan is collateralized by the building purchased under this agreement. The note is currently held by Peoples Bank, Inc.

On December 31, 2020, West Virginia Pipeline Acquisition Company, later renamed West Virginia Pipeline, Inc., entered into a $3.0 million sellers’ note agreement with David and Daniel Bolton for the remaining purchase price of West Virginia Pipeline, Inc. For the purchase price allocation, the $3.0 million note had a fair value of $2.85 million. As part of the $6.35 million acquisition price, the Company paid $3.5 million in cash in addition to the note. The unsecured five-year term note requires annual payments of at least $500,000 with a fixed interest rate of 3.25% on the $3.0 million sellers’ note, which equates to 5.35% on the carrying value of the note. As of December 31, 2024, the Company had made annual installment payments of $2,500,000.

On April 2, 2021, the Company entered into a $3.5 million Non-Revolving Note agreement with United Bank. This five-year agreement repaid the outstanding $3.5 million line of credit that was used for the down payment on the West Virginia Pipeline acquisition. This loan has monthly installment payments of $64,853 and has a fixed interest rate of 4.25%. The loan is collateralized by the Company’s equipment and receivables. As of December 31, 2024, the Company had made principal payments of $2.5 million.

On April 29, 2022, the Company entered into a $7.5 million Non-Revolving Note agreement with United Bank. This five-year agreement was used to finance the purchase of Tri-State Paving and has monthly payments of $129,910 with a fixed interest rate of 4.25%. As of December 31, 2024, the Company had made principal payments of $3.5 million.

On April 29, 2022, the Company entered into a $1.0 million promissory note agreement with Corns Enterprises, a related party, as partial consideration for the purchase of Tri-State Paving. David E. Corns continued his role as President of the Company’s Tri-State Paving Subsidiary. This four-year agreement requires $250,000 principal installment payments on or before the end of each twelve (12) full calendar month period beginning April 29, 2022. Interest payments due shall be calculated on the principal balance remaining and shall be at the stated rate of 3.5% per year. The Company has made $750,000 in principal payments on this note as of December 31, 2024.

On October 10, 2022, the Company entered into a $3.1 million promissory note agreement with United Bank. This five-year agreement financed the previous cash value of equipment purchased in the Ryan Construction acquisition. This loan has monthly installment payments of $60,000 and has a fixed interest rate of 6.0%. The loan is collateralized by the Company’s equipment and receivables. As of December 31, 2024, the Company had made principal payments of $1.2 million.

On June 1, 2023, the Company entered into a $9.3 million Non-Revolving Note agreement with United Bank. This five-year agreement gave the Company access to a $9.3 million line of credit (“Equipment Line of Credit 2023”), specifically for the purchase of equipment, for a period of six months with a fixed interest rate of 7.25%. After six months, all borrowings against the Equipment Line of Credit 2023 converted to a fifty-four-month term note agreement with a fixed interest rate of 7.25%. The loan is collateralized by the equipment purchased under this agreement. As of December 31, 2024, the Company had borrowed $9.3 million against this line of credit and made $1.8 million in principal payments.

On August 8, 2024, the Company renewed its $30.0 million line of credit with a maturity date of June 28, 2026. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%. The outstanding balance on the operating line of credit at December 31, 2024 was $12.0 million with an interest rate of 7.5%.

On August 8, 2024, the Company entered into a $5.0 million Non-Revolving Note agreement with United Bank. This five-year agreement gave the Company access to a $5.0 million equipment line of credit, specifically for the purchase of equipment, for a period of twelve months with a variable interest rate based on the “Wall Street Journal” Prime Rate (the index) and initially at 8.5%. After twelve months, all borrowings against the equipment line of credit will be converted to a forty-eight month term note agreement with a fixed interest rate equal to the “U.S. Treasury Rate” plus 2.75% per annum. The loan is collateralized by the equipment purchased under this agreement. As of December 31, 2024, the Company had not borrowed against this line of credit.

On December 2, 2024, the Company entered into a $16.0 million loan agreement with United Bank to finance the acquisition of Tribute.  This six-year agreement has monthly payments of $272,000 including a fixed interest rate of 6.9%.  As of December 31, 2024, the Company had not made any principal payments on this loan.

Operating Leases

The Company leases office space for SQP for $1,500 per month. The lease, which was originally signed on March 25, 2021, is for a period of two years with five one-year renewals available immediately following the end of the base term. The Company has only committed to a one-year renewal and is evaluating the intent to renew for additional periods.

The Company has two right-of-use operating leases acquired on April 29, 2022, as part of the Tri-State Paving, LLC transaction. The first operating lease, for the Hurricane, West Virginia facility, had a net present value of $236,000 at inception, and a carrying value of $25,000 at December 31, 2024. The 4.5% interest rate on the operating leases is based on the Company’s incremental borrowing rate at inception.

The second operating lease, for the Chattanooga, Tennessee facility, had a net present value of $144,000 at inception, and expired on August 31, 2024. The lease was renewed for a two-year period with a net present value of $140,000 and had a carrying value of $105,000 at December 31, 2024. The 8.5% interest rate on the operating leases is based on the Company’s incremental borrowing rate at inception.

The Company has a right-of-use operating lease with Enterprise Fleet Management, Inc. The Company had eighty vehicles on lease at December 31, 2024. The right-of-use operating lease has a carrying value of $2.4 million at December 31, 2024. Each vehicle leased under the master lease program has its own implicit rate ranging from 12.8% to 15.6%.

The Company leases office and shop space for Ryan Construction’s headquarters in Bridgeport, West Virginia.  The Company renewed the lease for one year effective October 1, 2024 through September 30, 2025.  The Company has only committed to a one-year renewal and is evaluating the intent to renew for additional periods.

The Company has a right-of-use operating lease acquired on March 28, 2023. This lease, for the Winchester, Kentucky facility, had a net present value of $290,000 at inception and a carrying value of $136,000 at December 31, 2024. The 7.75% interest rate on the operating lease is based on the Company’s incremental borrowing rate at inception.

Off-Balance Sheet Arrangements

Due to the nature of our industry, we often enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Though for the most part not material in nature, some of these are:

Rental Agreements

The Company rents equipment for use on construction projects with rental agreements being week to week or month to month. Rental expense can vary by reporting period due to equipment requirements on construction projects and the availability of Company owned equipment. Rental expense, which is included in cost of goods sold on the consolidated statements of income, was $5.0 million and $5.4 million, respectively, for the three months ended December 31, 2024 and 2023.

Letters of Credit

Certain customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors and vendors on various customer projects. At December 31, 2024, the Company did not have any letters of credit outstanding.

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

Currently, the Company has an agreement with a surety company to provide bonding which will suit the Company’s immediate needs. The ability to obtain bonding for future contracts is an important factor in the contracting industry with respect to the type and value of contracts that can be bid. Depending upon the size and conditions of a particular contract, the Company may be required to post letters of credit or other collateral in favor of the insurer. Posting these letters or other collateral will reduce our borrowing capabilities. The Company does not anticipate any claims in the foreseeable future. At December 31, 2024, the Company had $90.3 million in performance bonds outstanding.

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

Please see the tables below for customers that represent 10.0% or more of the Company’s revenue for the three months ended December 31, 2024 and 2023:

	Three Months Ended	Three Months Ended
	December 31,	December 31,
Revenue	2024	2023
TransCanada Corporation	*	22.8%
NiSource and subsidiaries	11.8%	10.9%
All other	88.2%	66.3%
Total	100.0%	100.0%

*Less than 10.0% and included in “All other” if applicable

Please see the tables below for customers that represent 10.0% or more of the Company’s accounts receivable, net of retention at December 31, 2024 and September 30, 2024:

Accounts receivable, net of retention	at December 31, 2024	at September 30, 2024
TransCanada Corporation	14.2%	*
All other	85.8%	100.0%
Total	100.0%	100.0%

*Less than 10.0% and included in “All other” if applicable

Litigation

On November 12, 2021, the Company received a withdrawal liability claim from a pension plan to which the Company made pension contributions for union construction employees performing covered work in a particular jurisdiction. The Company has not performed covered work in their jurisdiction since 2011; however, the Company disagrees with the withdrawal claim and believes it is covered by an exemption under federal law. The demand called for thirty-four quarterly installment payments of $41,000 starting December 15, 2021. The Company must comply with the demand under federal pension law; however, the Company firmly believes no withdrawal liability exists. The Company is in negotiations with the pension fund to resolve the matter and all future payments have been suspended as part of the negotiation. The Company has expensed all $164,000 in payments made through September 30, 2022 and does not expect any future liabilities related to this claim. The Company did not make any payments during the three months ended December 31, 2024.

Other than described above, at December 31, 2024, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties, or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At December 31, 2024, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

On April 29, 2022, the Company entered into a $1.0 million promissory note agreement with Corns Enterprises as partial consideration for the purchase of Tri-State Paving. This four-year agreement requires $250,000 principal installment payments on or before the end of each twelve (12) full calendar month period beginning April 29, 2022. Interest payments due shall be calculated on the principal balance remaining and shall be at the stated rate of 3.5% per year. The Company has made $750,000 in principal payments on this note as of December 31, 2024.

Subsequent to the April 29, 2022 acquisition of Tri-State Paving, the Company entered into an operating lease for facilities in Hurricane, West Virginia with Corns Enterprises. This thirty-six-month lease is treated as a right to use asset and has payments of $7,000 per month. The total net present value at inception was $236,000 with a carrying value of $25,000 at December 31, 2024.

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

CJ Hughes entered into an agreement, cancelable at any time, with Construction Specialty Services (“CSS”), which is owned by Chuck Austin, the President of CJ Hughes. CSS rents equipment, periodically, to and as requested by CJ Hughes. The equipment rental rates are below the rates that the equipment can be rented from any unaffiliated rental company. CJ Hughes is not obliged to rent any equipment and does so only when CJ Hughes does not have equipment available of its own and would otherwise need to rent such equipment as the demand increases throughout the construction season. During the three months ended December 31, 2024 and 2023, the rental amounts were $53,000 and $19,000, respectively.

Other than mentioned above, there were no new material related party transactions entered into during the quarter ended December 31, 2024.

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

Inflation

Most significant project materials, such as pipe or electrical wire, are provided by the Company’s customers. When possible, the Company attempts to lock in pricing with vendors and include qualifications regarding material costs increases in bids. Where allowed by contract, the Company will address fuel cost increases with customers. Significant inflation or supply chain issues could cause customers to delay or cancel planned projects; however, inflation did not have a significant effect on our results for the three months ended December 31, 2024 and 2023.

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

The following table presents our costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings at December 31, 2024 and September 30, 2024:

	December 31, 2024	September 30, 2024
Costs incurred on contracts in progress	$405,966,162	$347,180,901
Estimated earnings, net of estimated losses	64,498,114	59,349,378
	470,464,276	406,530,279
Less billings to date	473,494,330	398,885,475
	$(3,030,054)	$7,644,804

Costs and estimated earnings in excess of billed on uncompleted contracts	$19,499,892	$24,595,792

Less billings in excess of costs and estimated earnings on uncompleted contracts	22,529,946	16,950,988

	$(3,030,054)	$7,644,804

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

Materially incorrect estimates of bad debt reserves could result in an unexpected loss in profitability for the Company. Additionally, frequently changing reserves could be an indication of risky or unreliable customers. At December 31, 2024, the management review deemed that the allowance for doubtful accounts was adequate.

Please see the allowance for doubtful accounts table below as of and for the three months ended December 31, 2024 and as of fiscal year ended September 30, 2024:

	December 31, 2024	September 30, 2024
Balance at beginning of period	$738,526	$51,063
Charged to expense	—	687,463
Deductions for uncollectible receivables written off, net of recoveries	(22,250)	—
Balance at end of period	$716,276	$738,526

Impairment of goodwill and intangible assets

The Company follows the guidance of Accounting Standards Codification (“ASC”) 350-20-35-3 “Intangibles-Goodwill and Other (Topic 350)” which requires a company to record an impairment charge based on the excess of a reporting unit’s carrying amount of goodwill over its fair value. Under the current guidance, companies can first choose to assess any impairment based on qualitative factors (Step 0). If a company fails this test or decides to bypass this step, it must proceed with a quantitative assessment of goodwill impairment. The Company did not have a goodwill impairment at December 31, 2024.

Materially incorrect estimates could cause an impairment of goodwill or intangible assets and result in a loss in profitability for the Company.

A table of the Company’s intangible assets subject to amortization is below:

			Accumulated	Accumulated	Amortization	Amortization
	Remaining Life		Amortization	Amortization	and Impairment	and Impairment
	(in months) at		and Impairment	and Impairment	Three Months	Three Months	Net Book Value	Net Book Value
	December 31		at December 31,	at September 30,	Ended December 31,	Ended December 31,	at December 31,	at September 30,
Intangible assets:	2024	Original Cost	2024	2024	2024	2023	2024	2024

West Virginia Pipeline:
Customer relationships	72	$2,209,724	883,875	$828,630	55,245	55,242	$1,325,849	$1,381,094
Tradename	72	263,584	105,451	98,863	6,588	6,591	158,133	164,721
Non-competes	-	83,203	83,203	83,203	-	-	-	-

Revolt Energy:
Employment agreement/non-compete	-	100,000	100,000	100,000	-	-	-	-

Heritage Painting
Customer relationships	54	121,100	12,108	6,054	6,054	-	108,992	115,046

Tri-State Paving:
Customer relationships	88	1,649,159	439,776	398,547	41,229	41,229	1,209,383	1,250,612
Tradename	88	203,213	54,190	49,110	5,080	5,080	149,023	154,103
Non-competes	-	39,960	39,960	39,960	-	-	-	-

Tribute Contracting & Consultants
Customer relationships	59	500,000	8,333	-	8,333	-	491,667	-
Tradename	59	250,000	4,167	-	4,167	-	245,833	-
Non-competes	59	250,000	4,167	-	4,167	-	245,833	-

Total intangible assets		$5,669,943	$1,735,230	$1,604,367	$130,863	$108,142	$3,934,713	$3,065,576

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

The Company’s depreciation expenses for the three months ended December 31, 2024 and 2023 were $2.6 million and $2.1 million, respectively. In general, depreciation is included in “cost of revenues” on the Company’s consolidated statements of income.

The Company’s amortization expenses for the three months ended December 31, 2024 and 2023 were $130,863 and $108,842, respectively. In general, amortization is included in “cost of revenues” on the Company’s consolidated statements of income.

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

The effective income tax rate for the three months ended December 31, 2024 was 34.8%, as compared to 34.1%, for the same period in 2023. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income and non-deductible expenses.

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

The Company had $6.5 million and $0 million of federal net operating loss carryforwards at December 31, 2024 and September 30, 2024, respectively. The Company had $30.4 million and $20.5 million of state net operating loss carryforwards at December 31, 2024 and September 30, 2024, respectively. The state net operating loss carryforwards begin to expire in 2025.  The increases in federal and state NOL carryforwards were primarily due to a temporary difference resulting from bonus depreciation on equipment obtained as part of the Tribute acquisition.

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

New Accounting Pronouncements

On October 28, 2021, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments of this ASU require entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The amendments are effective for public business entities for the fiscal years, including interim periods within those the fiscal years, beginning after December 15, 2022. For all other entities they are effective for the fiscal years, including interim periods within those the fiscal years, beginning after December 15, 2023. Entities should apply the amendments prospectively to business combinations that occur after the effective date. Early adoption is permitted, including in any interim period, for public business entities for periods for which financial statements have not yet been issued, and for all other entities for periods for which financial statements have not yet been made available for issuance. ASU 2021-08 has not had a significant impact on the Company’s results of operations, financial position or cash flows.

On November 27, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. The update also requires disclosure regarding the chief operating decision maker and expands the interim segment disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of ASU 2023-07 on its consolidated financial statements.

Subsequent Events

On January 2, 2025, the Company paid a quarterly dividend of $0.03 per common share totaling $501,164.

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

The Company is receiving significant bid opportunities for water and wastewater projects, natural gas transmission and distribution projects and electrical, mechanical, and general construction projects.  The Company’s unaudited backlog at December 31, 2024, was $260.2 million, as compared to $185.9 million and $243.2 million at December 31, 2023, and September 30, 2024, respectively.  While adding additional projects appears likely, no assurances can be given that the Company will be successful in bidding on projects that become available.  Moreover, even if the Company obtains contracts, there can be no guarantee that the projects will go forward.

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

There has been no change in Energy Services of America Corporation’s internal control over financial reporting during Energy Services of America Corporation’s first quarter of fiscal year 2025 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

On December 2, 2024, The Company’s newly formed wholly owned subsidiary, Tribute Contracting & Consultants, Inc., acquired substantially all the assets of Tribute Contracting & Consultants, LLC.  When a public company acquires another business, there is typically a one-year grace period before the acquired company needs to fully comply with Sarbanes-Oxley (SOX) regulations.  This allows time to assess in the internal controls of the acquired company and integrate it into the acquiring company’s SOX compliance program.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

On November 12, 2021, the Company received a withdrawal liability claim from a pension plan to which the Company made pension contributions for union construction employees performing covered work in a particular jurisdiction. The Company has not performed covered work in their jurisdiction since 2011; however, the Company disagrees with the withdrawal claim and believes it is covered by an exemption under federal law. The demand called for thirty-four quarterly installment payments of $41,000 starting December 15, 2021. The Company must comply with the demand under federal pension law; however, the Company firmly believes no withdrawal liability exists. The Company is in negotiations with the pension fund to resolve the matter and all future payments have been suspended as part of the negotiation. The Company has expensed all $164,000 in payments made through September 30, 2022 and does not expect any future liabilities related to this claim. The Company did not make any payments during the three months ended December 31, 2024.

Other than described above, at December 31, 2024, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties, or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At December 31, 2024, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. Risk Factors

Please see the information disclosed in the “Risk Factors” section of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on December 19, 2024. There have been no material changes to the risk factors since the filing of the Annual Report on Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)	There have been no unregistered sales of equity securities during the period covered by the report.
(b)	None.
(c)	The Company did not repurchase shares of its common stock during the three months ended December 31, 2024.

ITEM 5. Other Information

During the first fiscal quarter of 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

ENERGY SERVICES OF AMERICA CORPORATION

Date:	February 10, 2025	By:	/s/ Douglas V. Reynolds
Douglas V. Reynolds
Chief Executive Officer

Date:	February 10, 2025	By:	/s/ Charles P. Crimmel
Charles P. Crimmel
Chief Financial Officer