Form 10-Q
period 2025-03-31
Energy Services of America CORP
filed 2025-05-12
CIK 1357971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

As of May 9, 2025, there were 16,717,809 outstanding shares of the Registrant’s Common Stock.

Part 1. Financial Information

Item 1. Financial Statements (Unaudited):

Energy Services of America Corporation

Consolidated Balance Sheets

Unaudited

	March 31,	September 30,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$9,926,233	$12,926,036
Accounts receivable-trade	52,192,127	56,802,844
Allowance for doubtful accounts	(700,875)	(738,526)
Retainage receivable	13,875,525	11,704,281
Other receivables	1,071,148	1,047,952
Contract assets	22,730,681	24,595,792
Prepaid expenses and other	5,109,372	4,088,550
Total current assets	104,204,211	110,426,929

Property, plant and equipment, at cost	109,694,928	91,885,621
less accumulated depreciation	(57,373,351)	(53,749,907)
Total fixed assets	52,321,577	38,135,714

Right-of-use assets-operating leases	2,500,651	2,531,227
Intangible assets, net	3,770,516	3,065,576
Goodwill	7,428,761	4,087,554
Total assets	$170,225,716	$158,247,000

Liabilities and shareholders’ equity
Current liabilities
Current maturities of long-term debt	$9,748,583	$6,372,915
Current maturities of lines of credit and short term borrowings	10,342,414	10,292,676
Current maturities of operating lease liabilities	1,125,208	907,503
Accounts payable	22,588,996	23,673,659
Accrued expenses and other current liabilities	12,747,922	13,855,533
Contract liabilities	22,943,069	16,950,988
Income tax payable	304,203	2,195,278
Total current liabilities	79,800,395	74,248,552

Long-term debt, less current maturities	30,614,888	17,187,992
Long-term operating lease liabilities, less current maturities	1,379,877	1,625,424
Deferred tax liability	4,651,007	6,490,888
Total liabilities	116,446,167	99,552,856

Shareholders’ equity
Common stock, $.0001 par value Authorized 50,000,000 shares, 18,006,537 issued and 16,716,809 outstanding at March 31, 2025 and 17,860,413 issued and 16,570,685 outstanding at September 30, 2024	1,804	1,790
Treasury stock, 1,289,728 shares at March 31, 2025 and September 30, 2024	(133)	(133)
Additional paid in capital	62,315,665	60,282,921
Retained deficit	(8,537,787)	(1,590,434)
Total shareholders’ equity	53,779,549	58,694,144
Total liabilities and shareholders’ equity	$170,225,716	$158,247,000

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Income

Unaudited

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2025	2024	2025	2024
Revenue	$76,679,151	$71,127,655	$177,325,265	$161,290,842

Cost of revenue	76,601,291	64,888,101	166,983,823	144,212,327

Gross profit	77,860	6,239,554	10,341,442	17,078,515

Selling and administrative expenses	8,170,087	7,321,951	16,787,708	14,520,671
(Loss) income from operations	(8,092,227)	(1,082,397)	(6,446,266)	2,557,844

Other income (expense)
Other nonoperating expense	(20,616)	(81,490)	(68,878)	(6,489)
Interest expense	(875,770)	(622,916)	(1,359,488)	(1,224,600)
(Loss) gain on sale of equipment	(16,540)	304,923	179,242	291,595
	(912,926)	(399,483)	(1,249,124)	(939,494)

(Loss) gain before income taxes	(9,005,153)	(1,481,880)	(7,695,390)	1,618,350

Income tax (benefit) expense	(2,206,735)	(373,052)	(1,750,705)	684,983

Net (loss) income	(6,798,418)	(1,108,828)	(5,944,685)	933,367

Weighted average shares outstanding-basic	16,716,809	16,569,871	16,630,245	16,567,853

Weighted average shares-diluted	16,716,809	16,569,871	16,630,245	16,606,075

(Loss) earnings per share available to common shareholders	$(0.41)	$(0.07)	$(0.36)	$0.06

(Loss) earnings per share-diluted available to common shareholders	$(0.41)	$(0.07)	$(0.36)	$0.06

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Cash Flows

Unaudited

	Six Months Ended	Six Months Ended
	March 31,	March 31,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(5,944,685)	$933,367

Adjustments to reconcile net (loss) Income to net cash provided by operating activities:
Depreciation expense	5,586,230	4,181,948
Accreted interest on PPP loans	49,738	50,172
Gain on sale of equipment	(179,242)	(291,595)
Provision for deferred taxes	(1,839,881)	331,364
Amortization of intangible assets	295,060	216,284
Accreted interest on note payable	25,000	30,186
Vested stock grants	32,758	35,556
Decrease in accounts receivable-trade	10,162,409	4,846,672
Decrease (increase) in retainage receivable	599,786	(2,511,449)
Decrease (increase) in other receivables	1,389,784	(330,338)
Decrease in contract assets	3,581,095	1,306,839
Increase in prepaid expenses and other	(1,020,822)	(1,586,692)
Decrease in accounts payable	(4,561,534)	(3,357,277)
Decrease in accrued expenses and other current liabilities	(3,497,456)	(2,237,438)
Increase (decrease) in contract liabilities	5,311,068	(1,434,485)
Net cash provided by operating activities	9,989,308	183,114

Cash flows from investing activities:
Investment in property and equipment	(5,087,101)	(3,586,106)
Acquistion of Tribute Contracting & Consultants, net of cash aquired	(20,783,224)	—
Proceeds from sales of property and equipment	596,314	943,938
Net cash used in investing activities	(25,274,011)	(2,642,168)

Cash flows from financing activities:
Proceeds from long-term debt	16,000,000	—
Borrowings on lines of credit and short term debt, net of (repayments)	1,250,000	2,636,849
Cash dividend on common stock	(501,164)	(994,031)
Principal payments on long-term debt	(4,463,936)	(3,523,870)
Net cash provided by (used in) financing activities	12,284,900	(1,881,052)
Decrease in cash and cash equivalents	(2,999,803)	(4,340,106)
Cash and cash equivalents beginning of period	12,926,036	16,431,572
Cash and cash equivalents end of period	$9,926,233	$12,091,466

Supplemental schedule of noncash investing and financing activities:
Purchases of property & equipment under financing agreements	$201,538	$1,696,530
Net operating lease right-of-use assets received in exchange for operating lease liabilities	$506,305	$(2,846)
Common dividends declared but not paid	$501,504	$—
Common stock issued in Tribute Contracting & Consultants acquisition	$2,000,000	$—

Supplemental disclosures of cash flows information:
Cash paid during the period for:
Interest	$1,232,072	$1,169,311
Income taxes	$1,170,000	$1,153,934

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Changes in Shareholders’ Equity

For the three and six months ended March 31, 2025 and 2024

						Total
	Common Stock		Additional Paid	Retained	Treasury	Shareholders’
	Shares	Amount	in Capital	Deficit	Stock	Equity
Balance at September 30, 2024	16,570,685	$1,790	$60,282,921	$(1,590,434)	$(133)	$58,694,144

Net income	—	—	—	853,733	—	853,733

Dividends on common stock ($0.03 per share on 16,705,457 shares)	—	—	—	(501,164)	—	(501,164)

Common shares issued as part of acquisition	134,772	13	1,999,987	—	—	2,000,000

Balance at December 31, 2024	16,705,457	$1,803	$62,282,908	$(1,237,865)	$(133)	$61,046,713

Net loss	—	—	—	(6,798,418)	—	(6,798,418)

Dividends on common stock ($0.03 per share on 16,716,809 shares)	—	—	—	(501,504)	—	(501,504)

Vested restricted stock award	11,352	1	32,757	—	—	32,758

Balance at March 31, 2025	16,716,809	$1,804	$62,315,665	$(8,537,787)	$(133)	$53,779,549

						Total
	Common Stock		Additional Paid	Retained	Treasury	Shareholders’
	Shares	Amount	in Capital	Deficit	Stock	Equity
Balance at September 30, 2023	16,567,185	$1,789	$60,288,745	$(25,701,413)	$(132)	$34,588,989

Net income	—	—	—	2,042,195	—	2,042,195

Dividends on common stock ($0.06 per share on 16,567,185 shares)	—	—	—	(994,031)	—	(994,031)

Balance at December 31, 2023	16,567,185	$1,789	$60,288,745	$(24,653,249)	$(132)	$35,637,153

Net loss	—	—	—	(1,108,828)	—	(1,108,828)

Vested restricted stock award	10,401	1	35,555	—	—	35,556

Balance at March 31, 2024	16,577,586	$1,790	$60,324,300	$(25,762,077)	$(132)	$34,563,881

The Accompanying Notes are an Integral Part of These Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION

Energy Services of America Corporation (“Energy Services” or the “Company”), formed in 2006, is a contractor and service company that operates primarily in the mid-Atlantic and central regions of the United States and provides services to customers in the natural gas, petroleum, water distribution, automotive, chemical, and power industries. For the gas industry, the Company is primarily engaged in the construction, replacement and repair of natural gas pipelines and storage facilities for utility companies and private natural gas companies. Energy Services is involved in the construction of both interstate and intrastate pipelines, with an emphasis on the latter. For the oil industry, the Company provides a variety of services relating to pipeline, storage facilities and plant work. For the power, chemical, and automotive industries, the Company provides a full range of electrical and mechanical installations and repairs including substation and switchyard services, site preparation, equipment setting, pipe fabrication and installation, packaged buildings, transformers, and other ancillary work with regards thereto. Energy Services’ other pipeline services include corrosion protection services, horizontal drilling services, liquid pipeline construction, pump station construction, production facility construction, water and sewer pipeline installations, various maintenance and repair services and other services related to pipeline construction. The Company has also added the ability to install broadband and perform civil and general contracting services.

C.J. Hughes Construction Company, Inc. (“C.J. Hughes”), a wholly owned subsidiary of the Company, is a general contractor primarily engaged in pipeline construction for utility companies. Contractors Rental Corporation (“Contractors Rental”), a wholly owned subsidiary of C.J. Hughes, provides union building trade employees for projects managed by C.J. Hughes.

Nitro Construction Services, Inc. (“NCS”), a wholly owned subsidiary of C.J. Hughes, provides electrical, mechanical, HVAC/R, and fire protection services to customers primarily in the automotive, chemical, and power industries. Nitro Electric Company, LLC (“Nitro Electric”), a wholly owned subsidiary of NCS, performs industrial electrical work and has a satellite office registered in Michigan. Pinnacle Technical Solutions, Inc. (“Pinnacle”), a wholly owned subsidiary of NCS, operates as a data storage facility within Nitro’s office building. Pinnacle is supported by NCS and has no employees of its own. NCS and its subsidiaries will collectively be referred to “Nitro”. Revolt Energy, LLC (“Revolt”), formerly a wholly owned subsidiary of NCS, that performed residential solar installations projects, was sold for a nominal consideration on March 1, 2025 in a transaction that was not material to the Company’s Consolidated Financial Statements.

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

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto for the years ended September 30, 2024, and 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on December 19, 2024. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to the interim financial reporting rules and regulations of the SEC. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and six months ended March 31, 2025 and 2024 are not necessarily indicative of the results to be expected for the full year or any other interim period.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Please refer to Note 2 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended September 30, 2024, for a more detailed discussion of our significant accounting policies. There were no material changes to these significant accounting policies during the three and six months ended March 31, 2025.

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

5.  DISAGGREGATION OF REVENUE

The Company disaggregates revenue based on the following lines of service: (1) Gas & Water Distribution, (2) Gas & Petroleum Transmission, and (3) Electrical, Mechanical, & General services and construction. Our contract types are: Lump Sum, Unit Price, Cost Plus and Time and Materials (“T&M”). The following tables present our disaggregated revenue for the three and six months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
			Electrical,
	Gas & Water	Gas & Petroleum	Mechanical, &	Total revenue
	Distribution	Transmission	General	from contracts
Lump sum contracts	$—	$—	$34,195,376	$34,195,376
Unit price contracts	27,101,115	3,116,781	970,926	31,188,822
Cost plus and T&M contracts	—	278,277	11,016,676	11,294,953
Total revenue from contracts	$27,101,115	$3,395,058	$46,182,978	$76,679,151

Earned over time	$18,473,790	$3,116,781	$35,811,712	$57,402,283
Earned at point in time	8,627,325	278,277	10,371,266	19,276,868
Total revenue from contracts	$27,101,115	$3,395,058	$46,182,978	$76,679,151

	Six Months Ended March 31, 2025
			Electrical,
	Gas &Water	Gas & Petroleum	Mechanical, &	Total revenue
	Distribution	Transmission	General	from contracts
Lump sum contracts	$—	$—	$71,929,199	$71,929,199
Unit price contracts	58,401,124	21,535,098	1,964,321	81,900,543
Cost plus and T&M contracts	—	316,177	23,179,346	23,495,523
Total revenue from contracts	$58,401,124	$21,851,275	$97,072,866	$177,325,265

Earned over time	$37,960,995	$21,535,098	$74,493,813	$133,989,906
Earned at point in time	20,440,129	316,177	22,579,053	43,335,359
Total revenue from contracts	$58,401,124	$21,851,275	$97,072,866	$177,325,265

	Three Months Ended March 31, 2024
	Gas & Water	Gas & Petroleum	Electrical, Mechanical,	Total revenue
	Distribution	Transmission	& General	from contracts
Lump sum contracts	$—	$—	$26,943,941	$26,943,941
Unit price contracts	14,273,691	9,044,955	448,175	23,766,821
Cost plus and T&M contracts	—	718,123	19,698,770	20,416,893
Total revenue from contracts	$14,273,691	$9,763,078	$47,090,886	$71,127,655

Earned over time	$5,768,688	$9,044,955	$32,913,922	$47,727,565
Earned at point in time	8,505,003	718,123	14,176,964	23,400,090
Total revenue from contracts	$14,273,691	$9,763,078	$47,090,886	$71,127,655

	Six Months Ended March 31, 2024
	Gas & Water	Gas & Petroleum	Electrical, Mechanical,	Total revenue
	Distribution	Transmission	& General	from contracts
Lump sum contracts	$—	$—	$55,632,971	$55,632,971
Unit price contracts	31,356,586	36,893,140	2,710,870	70,960,596
Cost plus and T&M contracts	—	1,433,181	33,264,094	34,697,275
Total revenue from contracts	$31,356,586	$38,326,321	$91,607,935	$161,290,842

Earned over time	$10,141,271	$36,893,140	$63,141,836	$110,176,247
Earned at point in time	21,215,315	1,433,181	28,466,099	51,114,595
Total revenue from contracts	$31,356,586	$38,326,321	$91,607,935	$161,290,842

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

During the three and six months ended March 31, 2025, we recognized revenue of $6.8 million and $16.9 million, respectively, that was included in the contract liability balance at September 30, 2024.

Accounts receivable-trade, net of allowance for doubtful accounts, contract assets and contract liabilities consisted of the following:

	March 31, 2025	September 30, 2024	Change
Accounts receivable-trade, net of allowance for doubtful accounts	$51,491,252	$56,064,318	$(4,573,066)

Contract assets
Cost and estimated earnings in excess of billings	$22,730,681	$24,595,792	$(1,865,111)

Contract liabilities
Billings in excess of cost and estimated earnings	$22,943,069	$16,950,988	$5,992,081

7.  PERFORMANCE OBLIGATIONS

For the three and six months ended March 31, 2025, there was no significant revenue recognized as a result of changes in contract transaction price related to performance obligations that were satisfied prior to September 30, 2024. Changes in contract transaction price can result from items such as executed or estimated change orders, and unresolved contract modifications and claims.

At March 31, 2025, the Company had $223.2 million in remaining unsatisfied performance obligations, in which revenue is expected to be recognized over the next twelve months.

8.  UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts as of March 31, 2025 and September 30, 2024, are summarized as follows:

	March 31, 2025	September 30, 2024
Costs incurred on contracts in progress	$442,221,547	$347,180,901
Estimated earnings, net of estimated losses	66,170,208	59,349,378
	508,391,755	406,530,279
Less billings to date	508,604,143	398,885,475
	$(212,388)	$7,644,804

Costs and estimated earnings in excess of billed on uncompleted contracts	$22,730,681	$24,595,792

Less billings in excess of costs and estimated earnings on uncompleted contracts	22,943,069	16,950,988

	$(212,388)	$7,644,804

The Company’s unaudited backlog at March 31, 2025 and September 30, 2024 was $280.7 million and $243.2 million, respectively.

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

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed-rate debt was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $41.2 million at March 31, 2025 was $40.0 million. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $25.6 million at September 30, 2024 was $24.7 million.

All other current assets and liabilities are carried at net realizable value which approximates fair value because of their short duration to maturity.

10.  EARNINGS PER SHARE

The amounts used to compute the earnings per share for the three and six months ended March 31, 2025 and 2024 are summarized below.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Net (loss) income	$(6,798,418)	$(1,108,828)	$(5,944,685)	$933,367

Weighted average shares outstanding-basic	16,716,809	16,569,871	16,630,245	16,567,853

Weighted average shares outstanding-diluted	16,716,809	16,569,871	16,630,245	16,606,075

(Loss) Earnings per share available to common shareholders	$(0.41)	$(0.07)	$(0.36)	$0.06

(Loss) earnings per share available to common shareholders-diluted	$(0.41)	$(0.07)	$(0.36)	$0.06

11.  INCOME TAXES

The components of income taxes are as follows:

	Three Months Ended		Six Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Federal
Current	$—	$—	$—	$140,882
Deferred	(1,687,935)	(286,811)	(1,392,961)	389,140
Total	(1,687,935)	(286,811)	(1,392,961)	530,022

State
Current	11,317	—	89,175	45,203
Deferred	(530,117)	(86,241)	(446,919)	109,758
Total	(518,800)	(86,241)	(357,744)	154,961
Total income tax (benefit) expense	$(2,206,735)	$(373,052)	$(1,750,705)	$684,983

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

The effective income tax rate for the three months ended March 31, 2025 was (24.5)%, as compared to (25.2)%, for the same period in 2024. The effective income tax rate for the six months ended March 31, 2025 was (22.8)%, as compared to 42.3%, for the same period in 2024. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income and non-deductible expenses.

Major items that can affect the effective tax rate include amortization of goodwill and intangible assets and non-deductible amounts for per diem expenses.

The income tax effects of temporary differences giving rise to the deferred tax assets and liabilities are as follows:

	March 31, 2025	September 30, 2024
Deferred tax liabilities
Property and equipment	$9,013,073	$7,437,645
Other	1,539,368	1,509,487
Total deferred tax liabilities	$10,552,441	$8,947,132

Deferred income tax assets
Accruals & Other	$2,640,195	$2,325,671
Net operating loss carry forward-Federal	2,681,218	—
Net operating loss carryforward-States	1,112,996	663,548
Net operating loss valuation allowance-States	(532,975)	(532,975)
Total deferred tax assets	$5,901,434	$2,456,244

Total net deferred tax liabilities	$4,651,007	$6,490,888

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, which will result in taxable or deductible amounts in the future. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company had $12.8 million and $0 million of federal net operating loss carryforwards at March 31, 2025 and September 30, 2024, respectively. The Company had $52.0 million and $20.5 million of state net operating loss carryforwards at March 31, 2025 and September 30, 2024, respectively. The state net operating loss carryforwards begin to expire in 2025. The increases in federal and state NOL carryforwards were primarily due to a temporary difference resulting from bonus depreciation on equipment obtained as part of the Tribute acquisition.

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

The line of credit is limited to a borrowing base calculation as summarized below:

	March 31, 2025	September 30, 2024
Eligible borrowing base	$18,233,667	$25,089,446

Borrowed on line of credit	5,750,000	4,500,000

Line of credit balance available	$12,483,667	$20,589,446

Interest rate	7.5%	8.0%

The Company’s $5.8 million and $4.5 million line of credit borrowings are recorded as a long-term debt as of March 31, 2025 and September 30, 2024, respectively.

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

The Company’s lender has agreed to omit the effect of the PPP loan restatement from the Company’s covenant compliance calculations while a final decision on PPP loan forgiveness remains in question. The Company was in compliance with all covenants at March 31, 2025. The Company projects to meet all covenant requirements for the next twelve months.

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

Short and Long - Term Debt

A summary of short-term and long-term debt as of March 31, 2025 and September 30, 2024 is as follows:

	March 31, 2025	September 30, 2024
Line of credit payable to bank, monthly interest at 7.5%, final payment due by June 28, 2026, guaranteed by certain directors of the Company.	$5,750,000	$4,500,000

Equipment line of credit with a total of $9.3 million with payments of $202,809 due in monthly installments, including fixed interest at 7.25% and final payment due February 2028, secured by equipment, guaranteed by certain directors of the Company.	6,857,224	$7,802,313

Paycheck Protection Program loans from Small Business Administration, 1.0% simple interest, initially forgiven in the fiscal year ended September 30, 2021. Final forgiveness decision has not been determined.	10,342,414	10,292,676

Term note payable to United Bank, WV Pipeline acquisition, due in monthly installments of $64,853, including fixed interest at 4.25%, final payment due by March 25, 2026, secured by receivables and equipment, guaranteed by certain directors of the Company.	766,096	1,134,185

Notes payable to finance companies, due in monthly installments totaling $192,000 at March 31, 2025 and $76,000 at September 30, 2024, including interest ranging from 0.00% to 6.0%, final payments due April 2025 through September 2028, secured by equipment.	4,871,454	1,787,009

Notes payable to United Bank, Tribute acquisition finance, due in monthly installments totaling $272,016, including fixed interest at 6.9%, final payment due December 2030 secured by receivables and equipment, guaranteed by certain directors of the Company.	15,276,678	—

Notes payable to bank, due in monthly installments totaling $7,848, including interest at 4.82%, final payment due November 2034 secured by building and property.	737,025	762,670

Notes payable to bank, due in monthly installments totaling $59,932, including fixed interest at 6.0%, final payment due October 2027 secured by receivables and equipment, guaranteed by certain directors of the Company.	1,722,592	2,024,847

Notes payable to David Bolton and Daniel Bolton, due in annual installments totaling $500,000, including interest at 3.25%, final payment due December 31, 2025, unsecured.	465,000	940,000

Note payable to United Bank, Tri-State Paving acquisition, due in monthly installments of $129,910, including fixed interest at 4.50%, final payment due by June 1, 2027, secured by receivables and equipment, guaranteed by certain directors of the Company.	3,667,402	4,359,883

Notes payable to Corns Enterprises, $1,000,000 with fair value of $936,000, due in annual installments totaling $250,000, including interest at 3.50%, final payment due April 29, 2026, unsecured.	250,000	250,000

Total debt	$50,705,885	$33,853,583

Less current maturities	20,090,997	16,665,591

Total long term debt	$30,614,888	$17,187,992

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

Tribute earned revenues of $6.2 million and $7.9 million for the three and six months ended March 31, 2025, respectively.

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

The preliminary purchase price for the Tribute LLC acquisition is allocated in the table below:

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

14.  GOODWILL AND INTANGIBLE ASSETS

The Company follows the guidance of ASC Topic 350, Intangibles-Goodwill and Other, which requires a company to record an impairment charge based on the excess of a reporting unit’s carrying amount of goodwill over its fair value. Under the current guidance, companies can first choose to assess any impairment based on qualitative factors (Step 0). If a company fails this test or decides to bypass this step, it must proceed with a quantitative assessment of goodwill impairment. The Company did not have a goodwill impairment at March 31, 2025 or September 30, 2024.

A table of the Company’s goodwill as of March 31, 2025 and September 30, 2024 is below:

	March 31, 2025	September 30, 2024
Beginning balance	$4,087,554	$4,087,554
Acquired	3,341,207	—
Ending balance	$7,428,761	$4,087,554

A table of the Company’s intangible assets subject to amortization is below:

			Accumulated	Accumulated	Amortization	Amortization	Amortization	Amortization
	Remaining Life		Amortization and	Amortization and	and Impairment	and Impairment	and Impairment	and Impairment
	(in months) at		Impairment at	Impairment at	Three Months	Six Months	Three Months	Six Months	Net Book Value	Net Book Value
	March 31,		March 31,	September 30,	Ended March 31,	Ended March 31,	Ended March 31,	Ended March 31,	at March 31,	at September 30,
	2025	Original Cost	2025	2024	2025	2025	2024	2024	2025	2024
Intangible assets:
West Virginia Pipeline:
Customer relationships	69	$2,209,724	$939,120	$828,630	$55,245	$110,490	$55,242	$110,484	$1,270,604	$1,381,094
Tradename	69	263,584	112,039	98,863	6,588	13,176	6,591	13,182	151,545	164,721
Non-competes	—	83,203	83,203	83,203	—	—	—	—	—	—

Revolt Energy:
Employment agreement/non-compete	—	100,000	100,000	100,000	—	—	—	—	—	—

Heritage Painting
Customer relationships	51	121,100	18,162	6,054	6,054	12,108	—	—	102,938	115,046

Tri-State Paving:
Customer relationships	85	1,649,159	481,005	398,547	41,229	82,458	41,229	82,458	1,168,154	1,250,612
Tradename	85	203,213	59,270	49,110	5,080	10,160	5,080	10,160	143,943	154,103
Non-competes	—	39,960	39,960	39,960	—	—	—	—	—	—

Tribute Contracting & Consultants
Customer relationships	56	500,000	33,332	—	24,999	33,332	—	—	466,668	—
Tradename	56	250,000	16,668	—	12,501	16,668	—	—	233,332	—
Non-competes	56	250,000	16,668	—	12,501	16,668	—	—	233,332	—

Total intangible assets		$5,669,943	$1,899,427	$1,604,367	$164,197	$295,060	$108,142	$216,284	$3,770,516	$3,065,576

The amortization on identifiable intangible assets for the three months ended March 31, 2025 and 2024 was $164,197 and $108,142, respectively. The amortization on identifiable intangible assets for the six months ended March 31, 2025 and 2024 was $295,060 and $216,284, respectively.

Amortization expense associated with the identifiable intangible assets is expected to be as follows:

Amortization Expense
April 2025 to March 2026	$656,784
April 2026 to March 2027	656,784
April 2027 to March 2028	656,784
April 2028 to March 2029	656,784
April 2029 to March 2030	571,954
After	571,426
Total	$3,770,516

15.  LEASE OBLIGATIONS

The Company leases office space for SQP for $1,500 per month. The lease, which was originally signed on March 25, 2021, is for a period of two years with five one-year renewals available immediately following the end of the base term. The Company has only committed to a one-year renewal and is evaluating the intent to renew for additional periods.

The Company has two right-of-use operating leases acquired on April 29, 2022, as part of the Tri-State Paving, LLC transaction. The first operating lease, for the Hurricane, West Virginia facility, had a net present value of $236,000 at inception, and a carrying value of $7,000 at March 31, 2025. The 4.5% interest rate on the operating leases is based on the Company’s incremental borrowing rate at inception.

The second operating lease, for the Chattanooga, Tennessee facility, had a net present value of $144,000 at inception, and expired on August 31, 2024. The lease was renewed for a two - year period with a net present value of $140,000 and had a carrying value of $87,900 at March 31, 2025. The 8.5% interest rate on the operating leases is based on the Company’s incremental borrowing rate at inception.

The Company has a right-of-use operating lease with Enterprise Fleet Management, Inc. The Company had eighty - three vehicles on lease at March 31, 2025. The right-of-use operating lease has a carrying value of $2.3 million at March 31, 2025. Each vehicle leased under the master lease program has its own implicit rate ranging from 12.8% to 15.6%.

The Company leases office and shop space for Ryan Construction’s headquarters in Bridgeport, West Virginia. The Company renewed the lease for one year effective October 1, 2024 through September 30, 2025. The Company has only committed to a one-year renewal and is evaluating the intent to renew for additional periods.

The Company has a right-of-use operating lease acquired on March 28, 2023. This lease, for the Winchester, Kentucky facility, had a net present value of $290,000 at inception and a carrying value of $111,500 at March 31, 2025. The 7.75% interest rate on the operating lease is based on the Company’s incremental borrowing rate at inception.

The Company rents equipment for use on construction projects with rental agreements being week to week or month to month. Rental expense can vary by reporting period due to equipment requirements on construction projects and the availability of Company owned equipment. Rental expense, which is included in cost of goods sold on the consolidated statements of income, was $3.9 million and $3.3 million, respectively, for the three months ended March 31, 2025 and 2024. Rental expense was $9.0 million and $8.7 million, respectively, for the six months ended March 31, 2025 and 2024.

Schedules related to the Company’s operating leases at March 31, 2025 can be found below:

Operating Lease-Weighted Average Remaining Term

		Present value of
		remaining
	Years left	liability		Lease end
Operating lease 1	0.1	$6,885		4/30/2025
Operating lease 2	1.0	87,907		3/31/2026
Operating lease 3	4.0	2,298,834		3/31/2028
Operating lease 4	0.0	—		9/30/2024
Operating lease 5	1.3	111,459		6/30/2026
		$2,505,085

Weighted average remaining term		3.8	years

Operating Lease Maturity Schedule
April 2025 to March 2026	$1,365,520
April 2026 to March 2027	1,085,696
April 2027 to March 2028	430,754
April 2028 to March 2029	164,274
April 2029 to March 2030	12,739
3,058,983
Less amounts representing interest	(553,898)
Present value of operating lease liabilities	$2,505,085

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	March 31,	March 31,	March 31,	March 31,
Operating Lease Expense	2025	2025	2024	2024
Amortization
Operating lease 1	$18,257	$38,948	$19,931	$46,636
Operating lease 2	17,581	34,794	16,791	33,396
Operating lease 3	215,566	410,736	168,674	330,398
Operating lease 4	—	—	19,302	61,030
Operating lease 5	24,967	49,469	22,510	53,368
Total amortization	276,371	533,947	247,208	524,828

Interest
Operating lease 1	236	545	1,069	2,364
Operating lease 2	2,219	4,806	318	822
Operating lease 3	54,787	118,509	49,828	118,738
Operating lease 4	—	—	2,298	3,770
Operating lease 5	1,988	4,441	3,788	7,994
Total interest	59,230	128,301	57,301	133,688
Total amortization and interest	$335,601	$662,248	$304,509	$658,516

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	March 31,	March 31,	March 31,	March 31,
Cash Paid for Operating Leases	2025	2025	2024	2024
Operating lease 1	$18,493	$39,493	$21,000	$49,000
Operating lease 2	19,800	39,600	17,109	34,218
Operating lease 3	270,353	529,245	218,502	449,136
Operating lease 4	—	—	21,600	64,800
Operating lease 5	26,955	53,910	26,298	61,362
	$335,601	$662,248	$304,509	$658,516

16.  SUBSEQUENT EVENTS

On April 15, 2025, the Company paid $502,000 in quarterly dividends to holders of record as of March 31, 2025. In April 2025, the Company repurchased 106,392 common shares of stock at an average price of $7.99.

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

Company Overview

Energy Services of America Corporation (“Energy Services” or the “Company”), formed in 2006, is a contractor and service company that operates primarily in the mid-Atlantic and central regions of the United States and provides services to customers in the natural gas, petroleum, water distribution, automotive, chemical, and power industries. For the gas industry, the Company is primarily engaged in the construction, replacement and repair of natural gas pipelines and storage facilities for utility companies and private natural gas companies. Energy Services is involved in the construction of both interstate and intrastate pipelines, with an emphasis on the latter. For the oil industry, the Company provides a variety of services relating to pipeline, storage facilities and plant work. For the power, chemical, and automotive industries, the Company provides a full range of electrical and mechanical installations and repairs including substation and switchyard services, site preparation, equipment setting, pipe fabrication and installation, packaged buildings, transformers, and other ancillary work with regards thereto. Energy Services’ other pipeline services include corrosion protection services, horizontal drilling services, liquid pipeline construction, pump station construction, production facility construction, water and sewer pipeline installations, various maintenance and repair services and other services related to pipeline construction. The Company has also added the ability to install broadband and perform civil and general contracting services.

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

Nitro Construction Services, Inc. (“NCS”), a wholly owned subsidiary of C.J. Hughes, provides electrical, mechanical, HVAC/R, and fire protection services to customers primarily in the automotive, chemical, and power industries. Nitro Electric Company, LLC (“Nitro Electric”), a wholly owned subsidiary of NCS, performs industrial electrical work and has a satellite office registered in Michigan. Pinnacle Technical Solutions, Inc. (“Pinnacle”), a wholly owned subsidiary of NCS, operates as a data storage facility within Nitro’s office building. Pinnacle is supported by NCS and has no employees of its own. NCS and its subsidiaries will collectively be referred to “Nitro”. Revolt Energy, LLC (“Revolt”), formerly a wholly owned subsidiary of NCS, that performed residential solar installations projects, was sold for a nominal consideration on March 1, 2025 in a transaction that was not material to the Company’s Consolidated Financial Statements.

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

Three and Six Months Ended March 31, 2025 and 2024 Overview

The following is an overview of results from operations for the three and six months ended March 31, 2025 and 2024:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2025	2024	2025	2024
Revenue	$76,679,151	$71,127,655	$177,325,265	$161,290,842

Cost of revenue	76,601,291	64,888,101	166,983,823	144,212,327

Gross profit	77,860	6,239,554	10,341,442	17,078,515

Selling and administrative expenses	8,170,087	7,321,951	16,787,708	14,520,671
(Loss) income from operations	(8,092,227)	(1,082,397)	(6,446,266)	2,557,844

Other income (expense)
Other nonoperating expense	(20,616)	(81,490)	(68,878)	(6,489)
Interest expense	(875,770)	(622,916)	(1,359,488)	(1,224,600)
(Loss) gain on sale of equipment	(16,540)	304,923	179,242	291,595
	(912,926)	(399,483)	(1,249,124)	(939,494)

(Loss) gain before income taxes	(9,005,153)	(1,481,880)	(7,695,390)	1,618,350

Income tax (benefit) expense	(2,206,735)	(373,052)	(1,750,705)	684,983

Net (loss) income	(6,798,418)	(1,108,828)	(5,944,685)	933,367

Weighted average shares outstanding-basic	16,716,809	16,569,871	16,630,245	16,567,853

Weighted average shares-diluted	16,716,809	16,569,871	16,630,245	16,606,075

(Loss) earnings per share available to common shareholders	$(0.41)	$(0.07)	$(0.36)	$0.06

(Loss) earnings per share-diluted available to common shareholders	$(0.41)	$(0.07)	$(0.36)	$0.06

Results of Operations for the Three and Six Months Ended March 31, 2025 Compared to the Three and Six Months Ended March 31, 2024

Revenues. A table comparing the Company’s revenues for the three and six months ended March 31, 2025 compared to the three and six months ended March 31, 2024 is below:

	Three Months Ended
	March 31, 2025	% of total	March 31, 2024	% of total	Change	% Change
Gas & Water Distribution	$27,101,115	35.3%	$14,273,691	20.1%	12,827,424	89.9%
Gas & Petroleum Transmission	3,395,058	4.4%	9,763,078	13.7%	(6,368,020)	-65.2%
Electrical, Mechanical, & General	46,182,978	60.2%	47,090,886	66.2%	(907,908)	-1.9%
Total	$76,679,151	100.0%	$71,127,655	100.0%	5,551,496	7.8%

	Six Months Ended
	March 31, 2025	% of total	March 31, 2024	% of total	Change	% Change
Gas & Water Distribution	$58,401,124	23.3%	31,356,586	19.4%	$27,044,538	86.2%
Gas & Petroleum Transmission	21,851,275	23.5%	38,326,321	23.8%	(16,475,046)	-43.0%
Electrical, Mechanical, & General	97,072,866	53.2%	91,607,935	56.8%	5,464,931	6.0%
Total	$177,325,265	100.0%	161,290,842	100.0%	$16,034,423	9.9%

Total revenues increased by $5.6 million to $76.7 million for the three months ended March 31, 2025, as compared to $71.1 million for the three months ended March 31, 2024. The increase was a result of a $12.8 million increase in Gas & Water Distribution, partially offset by a $6.4 million decrease in Gas & Petroleum Transmission work and a $908,000 decrease in Electrical, Mechanical, & General construction services for the three months ended March 31, 2025 as compared to the same period in 2024.

Total revenues increased by $16.0 million to $177.3 million for the six months ended March 31, 2025, as compared to $161.3 million for the six months ended March 31, 2024. The increase was a result of a $27.0 million increase in Gas & Water Distribution and a $5.5 million increase in Electrical, Mechanical, & General construction services, partially offset by a $16.5 million decrease in Gas & Petroleum Transmission work for the six months ended March 31, 2025 as compared to the same period in 2024.

Gas & Water Distribution revenues totaled $27.1 million for the three months ended March 31, 2025, a $12.8 million increase from $14.3 million for the three months ended March 31, 2024. Gas & Water Distribution revenues totaled $58.4 million for the six months ended March 31, 2025, a $27.0 million increase from $31.4 million for the six months ended March 31, 2024. The revenue increases were primarily related to increased water distribution services performed during the three and six months ended March 31, 2025, as compared to the same period in 2024.

Gas & Petroleum Transmission revenues totaled $3.4 million for the three months ended March 31, 2025, a $6.4 million decrease from $9.8 million for the three months ended March 31, 2024. Gas & Petroleum Transmission revenues totaled $21.9 million for the six months ended March 31, 2025, a $16.5 million decrease from $38.3 million for the six months ended March 31, 2024. The revenue decreases were primarily due to more transmission work being completed by the end of fiscal year 2024 and not extending into the first half of fiscal year 2025. Additionally, bid opportunities and project awards on transmission work are being received later compared to previous fiscal years.

Electrical, Mechanical, & General construction services revenues totaled $46.2 million for the three months ended March 31, 2025, a $908,000 decrease from $47.1 million for the three months ended March 31, 2024. The decrease was primarily due to less general construction work during the three months ended March 31, 2025 as compared to the same period in the prior year. Electrical, Mechanical, & General construction services revenues totaled $97.1 million for the six months ended March 31, 2025, a $5.5 million increase from $91.6 million for the six months ended March 31, 2024. The revenue increase was primarily related to an increase in electrical & mechanical services performed during the six months ended March 31, 2025, as compared to the same period in the prior year.

Cost of Revenues. A table comparing the Company’s costs of revenues for the three and six months ended March 31, 2025, compared to the three and six months ended March 31, 2024, is below:

	Three Months Ended
	March 31, 2025	% of total	March 31, 2024	% of total	Change	% Change
Gas & Water Distribution	$28,012,217	36.6%	$11,872,154	18.3%	$16,140,063	135.9%
Gas & Petroleum Transmission	4,600,615	6.0%	9,532,562	14.7%	(4,931,947)	-51.7%
Electrical, Mechanical, & General	42,429,570	55.4%	42,375,485	65.3%	54,085	0.1%
Unallocated Shop Expenses	1,558,889	2.0%	1,107,900	1.7%	450,989	40.7%
Total	$76,601,291	100.0%	$64,888,101	100.0%	$11,713,190	18.1%

	Six Months Ended
	March 31, 2025	% of total	March 31, 2024	% of total	Change	% Change
Gas & Water Distribution	$54,148,720	32.4%	$24,969,147	17.3%	$29,179,573	116.9%
Gas & Petroleum Transmission	22,122,552	13.2%	34,699,168	24.1%	(12,576,616)	-36.2%
Electrical, Mechanical, & General	88,479,574	53.0%	83,430,618	57.9%	5,048,956	6.1%
Unallocated Shop Expense	2,232,977	1.3%	1,113,394	0.8%	1,119,583	100.6%
Total	$166,983,823	100.0%	$144,212,327	100.0%	$22,771,496	15.8%

Total cost of revenues increased by $11.7 million to $76.6 million for the three months ended March 31, 2025, as compared to $64.9 million for the three months ended March 31, 2024. Total cost of revenues increased by $22.8 million to $167.0 million for the six months ended March 31, 2025, as compared to $144.2 million for the six months ended March 31, 2024. The cost of revenues increases was partially the result of increased work in the Gas & Water Distribution and Electrical, Mechanical, & General business categories, partially offset by a decrease in Gas & Petroleum Transmission work.

Gas & Water Distribution cost of revenues totaled $28.0 million for the three months ended March 31, 2025, a $16.1 million increase from $11.9 million for the three months ended March 31, 2024. Gas & Water Distribution cost of revenues totaled $54.1 million for the six months ended March 31, 2025, a $29.2 million increase from $25.0 million for the six months ended March 31, 2024. The cost of revenues increase was primarily related to increased water distribution services performed during the three and six months ended March 31, 2025, as compared to the same periods in 2024. Additionally, the three months ended March 31, 2025 was heavily impacted by inclement weather that resulted in a significant amount of lost workdays and lower productivity on projects.

Gas & Petroleum Transmission cost of revenues totaled $4.6 million for the three months ended March 31, 2025, a $4.9 million decrease from $9.5 million for the three months ended March 31, 2024. Gas & Petroleum Transmission cost of revenues totaled $22.1 million for the six months ended March 31, 2025, a $12.6 million decrease from $34.7 million for the six months ended March 31, 2024. The cost of revenues decreases was primarily due to more transmission work being completed by the end of fiscal year 2024 and not extending into the first quarter of fiscal year 2025 and bid opportunities and project awards on transmission work are being received later compared to previous fiscal years. Additionally, Gas & Petroleum work was more impacted by inclement weather in the first and second fiscal quarters of 2025, as compared to the same periods in the prior fiscal year. This resulted in less efficient production and more costs than expected.

Electrical, Mechanical, & General construction services cost of revenues totaled $42.4 million for the three months ended March 31, 2025, a $54,000 increase from $42.4 million for the three months ended March 31, 2024. Electrical, Mechanical, & General construction services cost of revenues totaled $88.5 million for the six months ended March 31, 2025, a $5.0 million increase from $83.4 million for the six months ended March 31, 2024. Electrical, Mechanical, & General construction services were less impacted by inclement weather during the three months ended March 31, 2025, and results were comparable to the same periods in the prior year. The cost of revenues increase for the six months ended March 31, 2025 was primarily related to an increase in Electrical, Mechanical, & General construction services performed during the first half of fiscal year 2025, as compared to the same periods in the prior year.

Unallocated shop expenses totaled $1.6 million for the three months ended March 31, 2025, a $451,000 increase from $1.1 million for the three months ended March 31, 2024. Unallocated shop expenses totaled $2.2 million for the six months ended March 31, 2025, a $1.1 million increase from $1.1 million for the six months ended March 31, 2024. The increases in unallocated shop expenses were primarily due to a decrease in the amount of internal equipment charged to projects for the three and six months ended March 31, 2025, as compared to the same periods in the prior year.

Gross Profit (Loss). A table comparing the Company’s gross profit for the three and six months ended March 31, 2025, compared to the three and six months ended March 31, 2024, is below:

	Three Months Ended
	March 31, 2025	% of revenue	March 31, 2024	% of revenue	Change	Pct.
Gas & Water Distribution	$(911,102)	-3.36%	$2,401,537	16.82%	$(3,312,639)	-137.9%
Gas & Petroleum Transmission	(1,205,557)	-35.51%	230,516	2.36%	(1,436,073)	-623.0%
Electrical, Mechanical, & General	3,753,408	8.13%	4,715,401	10.01%	(961,993)	-20.4%
Unallocated Shop Expense	(1,558,889)		(1,107,900)		(450,989)	40.7%
Total	$77,860	0.1%	$6,239,554	8.8%	$(6,161,694)	-98.8%

	Six Months Ended
	March 31, 2025	% of revenue	March 31, 2024	% of revenue	Change	% Change
Gas & Water Distribution	$4,252,404	7.3%	$6,387,439	20.4%	$(2,135,035)	-33.4%
Gas & Petroleum Transmission	(271,277)	-1.2%	3,627,153	9.5%	(3,898,430)	-107.5%
Electrical, Mechanical, & General	8,593,292	8.9%	8,177,317	8.9%	415,975	5.1%
Unallocated Shop Expense	(2,232,977)		(1,113,394)		(1,119,583)	100.6%
Total	$10,341,442	5.8%	$17,078,515	10.6%	$(6,737,073)	-39.4%

Total gross profit decreased by $6.1 million to $78,000 for the three months ended March 31, 2025, as compared to $6.2 million for the three months ended March 31, 2024. Total gross profit decreased by $6.7 million to $10.3 million for the six months ended March 31, 2025, as compared to $17.1 million for the six months ended March 31, 2024.

Gas & Water Distribution gross loss totaled ($911,000) for the three months ended March 31, 2025, a $3.3 million decrease from a $2.4 million gross profit for the three months ended March 31, 2024. Gas & Water Distribution gross profit totaled $4.3 million for the six months ended March 31, 2025, a $2.1 million decrease from $6.4 million for the six months ended March 31, 2024. The gross profit decreases were primarily related to a decrease in productivity for water distribution services performed, primarily related to inclement weather, and a decrease in the volume efficiency of water-related paving services during the three and six months ended March 31, 2025, as compared to the same period in 2024. Water-related paving services were impacted by both inclement weather and a temporary shift in a customer’s spending cycle which caused crews in Lexington, Kentucky to be temporarily assigned to Charleston, West Virginia, which increased costs for the Company.

Gas & Petroleum Transmission gross loss totaled ($1.2 million) for the three months ended March 31, 2025, a $1.4 million decrease from a gross profit of $231,000 for the three months ended March 31, 2024. Gas & Petroleum Transmission gross loss totaled $271,000 for the six months ended March 31, 2025, a $3.9 million decrease from a gross profit of $3.6 million for the six months ended March 31, 2024. The gross profit decreases were primarily due to a lower volume of transmission work being performed during the three and six months ended March 31, 2025, as compared to the same periods in the prior year. Transmission work under contract was impacted by inclement weather during the three and six months ended March 31, 2025. Additionally, new transmission work is being sent out for bid and awarded later as compared to previous fiscal years.

Electrical, Mechanical, & General construction services gross profit totaled $3.8 million for the three months ended March 31, 2025, a $962,000 decrease from $4.7 million for the three months ended March 31, 2024. The gross profit decrease was primarily related to a mechanical services project performed in Kokomo, Indiana during the three months ended March 31, 2024 that was not replaced in fiscal year 2025.

Electrical, Mechanical, & General construction services gross profit totaled $8.6 million for the six months ended March 31, 2025, a $416,000 increase from $8.2 million for the six months ended March 31, 2024. The gross profit increase was primarily related to an increase in mechanical and electrical services performed during the first fiscal year quarter of 2025, as compared to the same period in the prior fiscal year.

Gross loss attributable to unallocated shop expenses totaled ($1.6 million) for the three months ended March 31, 2025, a $451,000 increase from ($1.1 million) for the three months ended March 31, 2024. Gross loss attributable to unallocated shop expenses totaled ($2.2 million) for the six months ended March 31, 2025, a $1.1 million increase from ($1.1 million) for the six months ended March 31, 2024. The increase in gross loss related to unallocated shop expenses was primarily due to a decrease in the amount of internal equipment charged to projects for the three and six months ended March 31, 2025, as compared to the same periods in the prior year.

Selling and administrative expenses. Total selling and administrative expenses increased by $848,000 to $8.2 million for the three months ended March 31, 2025, as compared to $7.3 million for the same period in the prior year. Total selling and administrative expenses increased by $2.3 million to $16.8 million for the six months ended March 31, 2025, as compared to $14.5 million for the same period in the prior year. The increases were primarily related to additional personnel hired to secure and manage work for expected growth and increased consulting and audit fees due to becoming an accelerated filer which requires a separate internal controls audit. The Company’s latest acquisition, Tribute, also accounted for $273,000 and $553,000 of the increase, respectively, for the three and six months ended March 31, 2025, as compared to the same periods in the prior year.

Other non-operating expense. Other non-operating expenses totaled $21,000 for the three months ended March 31, 2025, as compared to $81,000 for the same period in the prior year. The decrease for the three months ended March 31, 2025 was primarily due to a reduction in contributions and sponsorships, as compared the same period in the prior year. Other non-operating expenses totaled $69,000 for the six months ended March 31, 2025, as compared to $6,000 for the same period in the prior year. The increase for the six months ended March 31, 2025, as compared to the same period in the prior year, was primarily related to a minor legal settlement received during the first quarter of fiscal year 2024 that recouped employee benefit costs expended in a prior period.

Interest expense. Interest expense totaled $876,000 for the three months ended March 31, 2025, an increase of $253,000 from $623,000 for the same period in the prior year. Interest expense totaled $1.4 million for the six months ended March 31, 2025, an increase of $135,000 from $1.2 million for the same period in the prior year. The increases were primarily related to financing the acquisition of Tribute.

(Loss) gain on sale of equipment. Loss on sale of equipment totaled ($17,000) for the three months ended March 31, 2025, a decrease of $322,000 from a gain of $305,000 for the same period in the prior year. Gain on sale of equipment totaled $179,000 for the six months ended March 31, 2025, a decrease of $112,000 from $292,000 for the same period in the prior year. The Company sold certain underutilized or non-working pieces of equipment during the first quarter of fiscal year 2025, with no comparable sale occurring during the same period in 2024.

Net (loss) income. Loss before income taxes was ($9.0 million) for the three months ended March 31, 2025, as compared to ($1.5 million) for the same period in the prior year. Loss before income taxes was ($7.7 million) for the six months ended March 31, 2025, as compared to a net income of $1.6 million for the same period in the prior year. The decreases were primarily related to the items mentioned above.

Income tax (benefit) expense for the three months ended March 31, 2025, was ($2.5 million) compared to ($373,000) for the same period in the prior year. Income tax (benefit) expense for the six months ended March 31, 2025, was ($2.0 million) compared to $685,000 for the same period in the prior year. The increase in income tax benefit and the decrease in income tax expense for the three and six months ended March 31, 2025, respectively, as compared to the same periods in the prior year were due to a decrease in taxable income during the three and six months ended March 31, 2025, as compared to the same periods in the prior year.

Net (loss) income for the three months ended March 31, 2025, was ($6.5 million), as compared to ($1.1 million) for the same period in the prior year. Net (loss) income for the six months ended March 31, 2025, was ($5.7 million), as compared to $933,000 for the same period in the prior year.

Comparison of Financial Condition at March 31, 2025, and September 30, 2024

The Company had total assets of $170.2 million at March 31, 2025, an increase of $12.0 million from the prior fiscal year end balance of $158.2 million.

The Company had net property, plant and equipment of $52.3 million at March 31, 2025, an increase of $14.2 million from the prior fiscal year end balance of $38.1 million. The increase was due to $14.9 million in asset additions related to the Tribute acquisition, $5.3 million in other asset additions, partially offset by $5.6 million in depreciation and net equipment disposals of $417,000.

Accounts receivable, net of allowance for doubtful accounts, totaled $51.5 million at March 31, 2025, a decrease of $4.6 million from the prior fiscal year end balance of $56.1 million. The decrease was primarily due to the timing of cash collections and project invoicing since September 30, 2024, partially offset by $3.8 million in accounts receivable related to Tribute at March 31, 2025.

Cash and cash equivalents totaled $9.9 million at March 31, 2025, a decrease of $3.0 million from the prior fiscal year end balance of $12.9 million. The decrease was primarily due to a net $10.0 million provided by operating activities, and a net $12.3 million provided by financing activities, partially offset by a $20.8 million investment in the acquisition of Tribute and a net $4.5 million investment in equipment, less proceeds from the sale of equipment.

Retainage receivable totaled $13.9 million at March 31, 2025, an increase of $2.2 million from the prior fiscal year end balance of $11.7 million. The increase was primarily due to $3.2 million in retainage receivables related to the acquisition of Tribute at March 31, 2025, partially offset by net retainages received as of March 31, 2025.

Goodwill totaled $7.4 million at March 31, 2025, an increase of $3.3 million from the prior fiscal year end balance of $4.1 million. The increase was due to the acquisition of Tribute.

Other receivables totaled $1.1 million at March 31, 2025, an increase of $23,000 from the prior fiscal year end balance of $1.0 million.

Intangible assets, net totaled $3.8 million at March 31, 2025, an increase of $705,000 from the prior fiscal year end balance of $3.1 million. The increase was primarily due to intangible assets acquired as part of the Tribute acquisition, partially offset by the amortization of intangible assets during the six months ended March 31, 2025.

Right-of-use assets totaled $2.5 million at March 31, 2025, a decrease of $31,000 from the prior fiscal year end balance. The decrease was primarily due to the amortization of operating leases, partially offset by an increase in leased vehicles during the six months ended March 31, 2025.

Contract assets totaled $22.7 million at March 31, 2025, a decrease of $1.9 million from the prior fiscal year end balance of $24.6 million. The decrease was due to a difference in the timing of project billings at March 31, 2025, compared to September 30, 2024.

Prepaid expenses and other totaled $5.1 million at March 31, 2025, an increase of $1.0 million from the prior fiscal year end balance of $4.1 million. The increase was primarily due to prepaid insurance payments, partially offset by insurance expensed during the six months ended March 31, 2025.

The Company had total liabilities of $116.4 million at March 31, 2025, an increase of $16.9 million from the prior fiscal year end balance of $99.6 million.

The aggregate balance of current maturities of long-term debt and long-term debt totaled $40.4 million at March 31, 2025, an increase of $16.8 million from the prior fiscal year-end balance of $23.6 million. The increase was primarily due to $16.0 million related to financing the acquisition of Tribute and assumption of $3.8 million of Tribute equipment debt, $200,000 in additional equipment financing and $1.3 million in line of credit borrowings, partially offset by $4.5 million in long-term debt payments.

Contract liabilities totaled $22.9 million at March 31, 2025, an increase of $6.0 million from the prior fiscal year end balance of $17.0 million. The increase was due to a difference in the timing of project billings at March 31, 2025, as compared to September 30, 2024.

Accounts payable totaled $22.6 million at March 31, 2025, a decrease of $1.1 million from the prior fiscal year end balance of $23.7 million. The decrease was due to the timing of accounts payable payments as compared to September 30, 2024.

Income tax payable totaled $304,000 at March 31, 2025, a decrease of $1.9 million from the prior fiscal year end balance of $2.2 million. The decrease was primarily related to income tax payments made during the first six months of fiscal year 2025 and a taxable loss generated during the six months ended March 31, 2025.

Current and long-term operating lease liabilities totaled $2.5 million at March 31, 2025, a decrease of $28,000 from the prior fiscal year end balance. The decrease was primarily due to payments made during the six months ended March 31, 2025, partially offset by an increase in leased vehicles.

Lines of credit and short-term borrowings totaled $10.3 million at March 31, 2025, an increase of $50,000 from the prior fiscal year end balance. The increase was due to interest accrued on PPP Loans. Refer to Note 3 “Accounting for PPP Loans” in the accompanying consolidated financial statements for additional details.

Accrued expenses and other current liabilities totaled $12.7 million at March 31, 2025, a decrease of $1.1 million from the prior fiscal year end balance of $13.9 million. The decrease was due to the timing of accrued expense payments, as compared to September 30, 2024.

Deferred tax liabilities totaled $4.7 million at March 31, 2025, a decrease of $1.8 million from the prior fiscal year end balance of $6.5 million. The decrease was primarily related to a $3.1 million decrease related to an increase in federal and state NOL carryforwards, partially offset by a $1.6 million increase due to timing differences for depreciation expense.

Shareholders’ equity was $53.8 million at March 31, 2025, a decrease of $4.9 million from the prior fiscal year end balance of $58.7 million. The decrease was primarily due to net loss of $5.9 million for the six months ended March 31, 2025 and $501,000 in quarterly dividends paid and $502,000 in accrued quarterly dividends that were paid on April 15, 2025, partially offset by $2.0 million in common stock issued as part of the Tribute acquisition.

Liquidity and Capital Resources

Operating Line of Credit

On August 8, 2024, the Company renewed its $30.0 million line of credit with a maturity date of June 28, 2026. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%.

The line of credit is limited to a borrowing base calculation as summarized below:

	March 31, 2025	September 30, 2024
Eligible borrowing base	$18,233,667	$25,089,446

Borrowed on line of credit	5,750,000	4,500,000

Line of credit balance available	$12,483,667	$20,589,446

Interest rate	7.5%	8.0%

The Company’s $5.8 million and $4.5 million line of credit borrowings are recorded as a long-term debt as of March 31, 2025 and September 30, 2024, respectively.

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

The Company’s lender has agreed to omit the effect of the PPP loan restatement from the Company’s covenant compliance calculations while a final decision on PPP loan forgiveness remains in question. Thus, the Company was in compliance with all covenants at March 31, 2025. The Company projects to meet all covenant requirements for the next twelve months.

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

Long-Term Debt

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with a bank to purchase the office building and property it had previously been leasing. The interest rate on this loan agreement is 4.82% with monthly payments of $7,800. The interest rate on this note is subject to change from time to time based on changes in the U.S. Treasury yield, adjusted to a constant maturity of three years as published by the Federal Reserve weekly. As of March 31, 2025, the Company had made principal payments of $463,000. The loan is collateralized by the building purchased under this agreement. The note is currently held by Peoples Bank, Inc.

On December 31, 2020, West Virginia Pipeline Acquisition Company, later renamed West Virginia Pipeline, Inc., entered into a $3.0 million sellers’ note agreement with David and Daniel Bolton for the remaining purchase price of West Virginia Pipeline, Inc. For the purchase price allocation, the $3.0 million note had a fair value of $2.85 million. As part of the $6.35 million acquisition price, the Company paid $3.5 million in cash in addition to the note. The unsecured five-year term note requires annual payments of at least $500,000 with a fixed interest rate of 3.25% on the $3.0 million sellers’ note, which equates to 5.35% on the carrying value of the note. As of March 31, 2025, the Company had made annual installment payments of $2,500,000.

On April 2, 2021, the Company entered into a $3.5 million Non-Revolving Note agreement with United Bank. This five-year agreement repaid the outstanding $3.5 million line of credit that was used for the down payment on the West Virginia Pipeline acquisition. This loan has monthly installment payments of $64,853 and has a fixed interest rate of 4.25%. The loan is collateralized by the Company’s equipment and receivables. As of March 31, 2025, the Company had made principal payments of $2.7 million.

On April 29, 2022, the Company entered into a $7.5 million Non-Revolving Note agreement with United Bank. This five-year agreement was used to finance the purchase of Tri-State Paving and has monthly payments of $129,910 with a fixed interest rate of 4.25%. As of March 31, 2025, the Company had made principal payments of $3.8 million.

On April 29, 2022, the Company entered into a $1.0 million promissory note agreement with Corns Enterprises, a related party, as partial consideration for the purchase of Tri-State Paving. David E. Corns continued his role as President of the Company’s Tri-State Paving Subsidiary. This four-year agreement requires $250,000 principal installment payments on or before the end of each twelve (12) full calendar month period beginning April 29, 2022. Interest payments due shall be calculated on the principal balance remaining and shall be at the stated rate of 3.5% per year. The Company has made $750,000 in principal payments on this note as of March 31, 2025.

On October 10, 2022, the Company entered into a $3.1 million promissory note agreement with United Bank. This five-year agreement financed the previous cash value of equipment purchased in the Ryan Construction acquisition. This loan has monthly installment payments of $60,000 and has a fixed interest rate of 6.0%. The loan is collateralized by the Company’s equipment and receivables. As of March 31, 2025, the Company had made principal payments of $1.4 million.

On June 1, 2023, the Company entered into a $9.3 million Non-Revolving Note agreement with United Bank. This five-year agreement gave the Company access to a $9.3 million line of credit (“Equipment Line of Credit 2023”), specifically for the purchase of equipment, for a period of six months with a fixed interest rate of 7.25%. After six months, all borrowings against the Equipment Line of Credit 2023 converted to a fifty-four-month term note agreement with a fixed interest rate of 7.25%. The loan is collateralized by the equipment purchased under this agreement. As of March 31, 2025, the Company had borrowed $9.3 million against this line of credit and made $2.4 million in principal payments.

On August 8, 2024, the Company renewed its $30.0 million line of credit with a maturity date of June 28, 2026. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%. The outstanding balance on the operating line of credit at March 31, 2025 was $5.8 million with an interest rate of 7.5%.

On August 8, 2024, the Company entered into a $5.0 million Non-Revolving Note agreement with United Bank. This five-year agreement gave the Company access to a $5.0 million equipment line of credit, specifically for the purchase of equipment, for a period of twelve months with a variable interest rate based on the “Wall Street Journal” Prime Rate (the index) and initially at 8.5%. After twelve months, all borrowings against the equipment line of credit will be converted to a forty-eight month term note agreement with a fixed interest rate equal to the “U.S. Treasury Rate” plus 2.75% per annum. The loan is collateralized by the equipment purchased under this agreement. As of March 31, 2025, the Company had not borrowed against this line of credit.

On December 2, 2024, the Company entered into a $16.0 million loan agreement with United Bank to finance the acquisition of Tribute. This six-year agreement has monthly payments of $272,000 including a fixed interest rate of 6.9%. As of March 31, 2025, the Company had made $723,000 in principal payments.

Operating Leases

The Company leases office space for SQP for $1,500 per month. The lease, which was originally signed on March 25, 2021, is for a period of two years with five one-year renewals available immediately following the end of the base term. The Company has only committed to a one-year renewal and is evaluating the intent to renew for additional periods.

The Company has two right-of-use operating leases acquired on April 29, 2022, as part of the Tri-State Paving, LLC transaction. The first operating lease, for the Hurricane, West Virginia facility, had a net present value of $236,000 at inception, and a carrying value of $7,000 at March 31, 2025. The 4.5% interest rate on the operating leases is based on the Company’s incremental borrowing rate at inception.

The second operating lease, for the Chattanooga, Tennessee facility, had a net present value of $144,000 at inception, and expired on August 31, 2024. The lease was renewed for a two-year period with a net present value of $140,000 and had a carrying value of $88,000 at March 31, 2025. The 8.5% interest rate on the operating leases is based on the Company’s incremental borrowing rate at inception.

The Company has a right-of-use operating lease with Enterprise Fleet Management, Inc. The Company had eighty - three vehicles on lease at March 31, 2025. The right-of-use operating lease has a carrying value of $2.3 million at March 31, 2025. Each vehicle leased under the master lease program has its own implicit rate ranging from 12.8% to 15.6%.

The Company leases office and shop space for Ryan Construction’s headquarters in Bridgeport, West Virginia. The Company renewed the lease for one year effective October 1, 2024 through September 30, 2025. The Company has only committed to a one-year renewal and is evaluating the intent to renew for additional periods.

The Company has a right-of-use operating lease acquired on March 28, 2023. This lease, for the Winchester, Kentucky facility, had a net present value of $290,000 at inception and a carrying value of $111,000 at March 31, 2025. The 7.75% interest rate on the operating lease is based on the Company’s incremental borrowing rate at inception.

Off-Balance Sheet Arrangements

Due to the nature of our industry, we often enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Though for the most part not material in nature, some of these are:

Rental Agreements

The Company rents equipment for use on construction projects with rental agreements being week to week or month to month. Rental expense can vary by reporting period due to equipment requirements on construction projects and the availability of Company owned equipment. Rental expense, which is included in cost of goods sold on the consolidated statements of income, was $3.9 million and $3.3 million, respectively, for the three months ended March 31, 2025 and 2024. Rental expense was $9.0 million and $8.7 million, respectively, for the six months ended March 31, 2025 and 2024.

Letters of Credit

Certain customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors and vendors on various customer projects. At March 31, 2025, the Company did not have any letters of credit outstanding.

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

Currently, the Company has an agreement with a surety company to provide bonding which will suit the Company’s immediate needs. The ability to obtain bonding for future contracts is an important factor in the contracting industry with respect to the type and value of contracts that can be bid. Depending upon the size and conditions of a particular contract, the Company may be required to post letters of credit or other collateral in favor of the insurer. Posting these letters or other collateral will reduce our borrowing capabilities. The Company does not anticipate any claims in the foreseeable future. At March 31, 2025, the Company had $76.4 million in performance bonds outstanding.

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

Please see the tables below for customers that represent 10.0% or more of the Company’s revenue for the three and six months ended March 31, 2025 and 2024:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31,	March 31,	March 31,	March 31,
Revenue	2025	2024	2025	2024
TransCanada Corporation	*	*	*	15.8%
NiSource and subsidiaries	*	*	*	*
American Water	*	*	10.9%	*
All other	100.0%	100.0%	89.1%	84.2%
Total	100.0%	100.0%	100.0%	100.0%

*Less than 10.0% and included in “All other” if applicable

There were no customers that represented 10.0% or more of the Company’s accounts receivable, net of retention at March 31, 2025 and September 30, 2024.

Litigation

On November 12, 2021, the Company received a withdrawal liability claim from a pension plan to which the Company made pension contributions for union construction employees performing covered work in a particular jurisdiction. The Company has not performed covered work in their jurisdiction since 2011; however, the Company disagrees with the withdrawal claim and believes it is covered by an exemption under federal law. The demand called for thirty-four quarterly installment payments of $41,000 starting December 15, 2021. The Company must comply with the demand under federal pension law; however, the Company firmly believes no withdrawal liability exists. The Company is in negotiations with the pension fund to resolve the matter and all future payments have been suspended as part of the negotiation. The Company has expensed all $164,000 in payments made through September 30, 2022 and does not expect any future liabilities related to this claim. The Company did not make any payments during the three and six months ended March 31, 2025.

Other than described above, at March 31, 2025, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties, or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At March 31, 2025, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

On April 29, 2022, the Company entered into a $1.0 million promissory note agreement with Corns Enterprises as partial consideration for the purchase of Tri-State Paving. This four-year agreement requires $250,000 principal installment payments on or before the end of each twelve (12) full calendar month period beginning April 29, 2022. Interest payments due shall be calculated on the principal balance remaining and shall be at the stated rate of 3.5% per year. The Company has made $750,000 in principal payments on this note as of March 31, 2025.

Subsequent to the April 29, 2022 acquisition of Tri-State Paving, the Company entered into an operating lease for facilities in Hurricane, West Virginia with Corns Enterprises. This thirty-six-month lease is treated as a right to use asset and has payments of $7,000 per month. The total net present value at inception was $236,000 with a carrying value of $7,000 at March 31, 2025.

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

CJ Hughes entered into an agreement, cancelable at any time, with Construction Specialty Services (“CSS”), which is owned by Chuck Austin, the President of CJ Hughes. CSS rents equipment, periodically, to and as requested by CJ Hughes. The equipment rental rates are below the rates that the equipment can be rented from any unaffiliated rental company. CJ Hughes is not obliged to rent any equipment and does so only when CJ Hughes does not have equipment available of its own and would otherwise need to rent such equipment as the demand increases throughout the construction season. During the three months ended March 31, 2025 and 2024, the rental amounts were $123,000 and $194,000, respectively. During the six months ended March 31, 2025 and 2024, the rental amounts were $176,000 and $213,000, respectively.

Other than mentioned above, there were no new material related party transactions entered into during the quarter ended March 31, 2025.

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

Inflation

Most significant project materials, such as pipe or electrical wire, are provided by the Company’s customers. When possible, the Company attempts to lock in pricing with vendors and include qualifications regarding material costs increases in bids. Where allowed by contract, the Company will address fuel cost increases with customers. Significant inflation or supply chain issues could cause customers to delay or cancel planned projects; however, inflation did not have a significant effect on our results for the three and six months ended March 31, 2025 and 2024.

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

The following table presents our costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings at March 31, 2025 and September 30, 2024:

	March 31, 2025	September 30, 2024
Costs incurred on contracts in progress	$442,221,547	$347,180,901
Estimated earnings, net of estimated losses	66,170,208	59,349,378
	508,391,755	406,530,279
Less billings to date	508,604,143	398,885,475
	$(212,388)	$7,644,804

Costs and estimated earnings in excess of billed on uncompleted contracts	$22,730,681	$24,595,792

Less billings in excess of costs and estimated earnings on uncompleted contracts	22,943,069	16,950,988

	$(212,388)	$7,644,804

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

Materially incorrect estimates of bad debt reserves could result in an unexpected loss in profitability for the Company. Additionally, frequently changing reserves could be an indication of risky or unreliable customers. At March 31, 2025, the management review deemed that the allowance for doubtful accounts was adequate.

Please see the allowance for doubtful accounts table below as of and for the six months ended March 31, 2025 and as of and for the fiscal year ended September 30, 2024:

	March 31, 2025	September 30, 2024
Balance at beginning of period	$738,526	$51,063
Charged to expense	—	687,463
Deductions for uncollectible receivables written off, net of recoveries	(37,651)	—
Balance at end of period	$700,875	$738,526

Impairment of goodwill and intangible assets

The Company follows the guidance of Accounting Standards Codification (“ASC”) 350-20-35-3 “Intangibles-Goodwill and Other (Topic 350)” which requires a company to record an impairment charge based on the excess of a reporting unit’s carrying amount of goodwill over its fair value. Under the current guidance, companies can first choose to assess any impairment based on qualitative factors (Step 0). If a company fails this test or decides to bypass this step, it must proceed with a quantitative assessment of goodwill impairment. The Company did not have a goodwill impairment at March 31, 2025.

Materially incorrect estimates could cause an impairment of goodwill or intangible assets and result in a loss in profitability for the Company.

A table of the Company’s intangible assets subject to amortization is below:

			Accumulated	Accumulated	Amortization	Amortization	Amortization	Amortization
	Remaining Life		Amortization	Amortization	and Impairment	and Impairment	and Impairment	and Impairment
	(in months) at		and Impairment	and Impairment	Three Months	Six Months	Three Months	Six Months	Net Book Value	Net Book Value
	March 31		at March 31,	at September 30,	Ended March 31,	Ended March 31,	Ended March 31,	Ended March 31,	at March 31,	at September 30,
Intangible assets:	2025	Original Cost	2025	2024	2025	2025	2024	2024	2025	2024

West Virginia Pipeline:
Customer relationships	69	$2,209,724	$939,120	$828,630	$55,245	$110,490	$55,242	$110,484	$1,270,604	$1,381,094
Tradename	69	263,584	112,039	98,863	6,588	13,176	6,591	13,182	151,545	164,721
Non-competes	—	83,203	83,203	83,203	—	—	—	—	—	—

Revolt Energy:
Employment agreement/non-compete	—	100,000	100,000	100,000	—	—	—	—	—	—

Heritage Painting
Customer relationships	51	121,100	18,162	6,054	6,054	12,108	—	—	102,938	115,046

Tri-State Paving:
Customer relationships	85	1,649,159	481,005	398,547	41,229	82,458	41,229	82,458	1,168,154	1,250,612
Tradename	85	203,213	59,270	49,110	5,080	10,160	5,080	10,160	143,943	154,103
Non-competes	—	39,960	39,960	39,960	—	—	—	—	—	—

Tribute Contracting & Consultants
Customer relationships	56	500,000	33,332	—	24,999	33,332	—	—	466,668	—
Tradename	56	250,000	16,668	—	12,501	16,668	—	—	233,332	—
Non-competes	56	250,000	16,668	—	12,501	16,668	—	—	233,332	—

Total intangible assets		$5,669,943	$1,899,427	$1,604,367	$164,197	$295,060	$108,142	$216,284	$3,770,516	$3,065,576

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

The Company’s depreciation expenses for the three months ended March 31, 2025 and 2024 were $3.0 million and $2.1 million, respectively. The Company’s depreciation expenses for the six months ended March 31, 2025 and 2024 were $5.6 million and $4.2 million, respectively. In general, depreciation is included in “cost of revenues” on the Company’s consolidated statements of income.

The Company’s amortization expenses for the three months ended March 31, 2025 and 2024 were $164,197 and $108,842, respectively. The Company’s amortization expenses for the six months ended March 31, 2025 and 2024 were $295,060 and $216,284, respectively. In general, amortization is included in “cost of revenues” on the Company’s consolidated statements of income.

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

The effective income tax rate for the three months ended March 31, 2025 was (24.5)%, as compared to (25.2)%, for the same period in 2024. The effective income tax rate for the six months ended March 31, 2025 was (22.8)%, as compared to 42.3%, for the same period in 2024. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income and non-deductible expenses.

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

The Company had $12.8 million and $0 million of federal net operating loss carryforwards at March 31, 2025 and September 30, 2024, respectively. The Company had $52.0 million and $20.5 million of state net operating loss carryforwards at March 31, 2025 and September 30, 2024, respectively. The state net operating loss carryforwards begin to expire in 2025. The increases in federal and state NOL carryforwards were primarily due to a temporary difference resulting from bonus depreciation on equipment obtained as part of the Tribute acquisition.

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

Subsequent Events

On April 15, 2025, the Company paid $502,000 in quarterly dividends to holders of record as of March 31, 2025.

In April 2025, the Company repurchased 106.392 common shares of stock at an average price of $7.99.

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

The Company received significant bid opportunities for water and wastewater projects and electrical, mechanical, and general construction projects during the first six months of fiscal year 2025. A significant amount of natural gas bid opportunities and project awards are occurring later than previous years. The Company has started to see increased bid opportunities for natural gas projects during the Company’s third fiscal quarter.

The Company’s unaudited backlog at March 31, 2025, was $280.7 million, as compared to $222.8 million and $243.2 million at March 31, 2024, and September 30, 2024, respectively. While adding additional projects appears likely, no assurances can be given that the Company will be successful in bidding on projects that become available. Moreover, even if the Company obtains contracts, there can be no guarantee that the projects will go forward.

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

There has been no change in Energy Services of America Corporation’s internal control over financial reporting during Energy Services of America Corporation’s second quarter of fiscal year 2025 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

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

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

On November 12, 2021, the Company received a withdrawal liability claim from a pension plan to which the Company made pension contributions for union construction employees performing covered work in a particular jurisdiction. The Company has not performed covered work in their jurisdiction since 2011; however, the Company disagrees with the withdrawal claim and believes it is covered by an exemption under federal law. The demand called for thirty-four quarterly installment payments of $41,000 starting December 15, 2021. The Company must comply with the demand under federal pension law; however, the Company firmly believes no withdrawal liability exists. The Company is in negotiations with the pension fund to resolve the matter and all future payments have been suspended as part of the negotiation. The Company has expensed all $164,000 in payments made through September 30, 2022 and does not expect any future liabilities related to this claim. The Company did not make any payments during the three and six months ended March 31, 2025.

Other than described above, at March 31, 2025, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties, or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At March 31, 2025, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. Risk Factors

Please see the information disclosed in the “Risk Factors” section of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on December 19, 2024. There have been no material changes to the risk factors since the filing of the Annual Report on Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There have been no unregistered sales of equity securities during the period covered by the report.
(b)	None.
(c)	The Company did not repurchase shares of its common stock during the three months ended March 31, 2025.

ITEM 5. Other Information

During the second fiscal quarter of 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

ENERGY SERVICES OF AMERICA CORPORATION

Date:	May 12, 2025	By:	/s/ Douglas V. Reynolds
Douglas V. Reynolds
Chief Executive Officer

Date:	May 12, 2025	By:	/s/ Charles P. Crimmel
Charles P. Crimmel
Chief Financial Officer