Form 10-Q
period 2025-06-30
Energy Services of America CORP
filed 2025-08-11
CIK 1357971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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

As of August 8, 2025, there were 16,650,538 outstanding shares of the Registrant’s Common Stock.

Part 1. Financial Information

Item 1. Financial Statements (Unaudited):

Energy Services of America Corporation

Consolidated Balance Sheets

Unaudited

	June 30,	September 30,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$15,338,234	$12,926,036
Accounts receivable-trade	58,353,666	56,802,844
Allowance for doubtful accounts	(700,875)	(738,526)
Retainage receivable	16,283,468	11,704,281
Other receivables	1,094,732	1,047,952
Contract assets	26,685,573	24,595,792
Prepaid expenses and other	4,562,700	4,088,550
Total current assets	121,617,498	110,426,929

Property, plant and equipment, at cost	114,275,410	91,885,621
less accumulated depreciation	(60,184,759)	(53,749,907)
Total fixed assets	54,090,651	38,135,714

Right-of-use assets-operating leases	2,377,861	2,531,227
Intangible assets, net	3,606,317	3,065,576
Goodwill	7,428,761	4,087,554
Total assets	$189,121,088	$158,247,000

Liabilities and shareholders’ equity
Current liabilities
Current maturities of long-term debt	$11,133,370	$6,372,915
Current maturities of short-term borrowings	10,367,394	10,292,676
Current maturities of operating lease liabilities	1,140,315	907,503
Accounts payable	24,353,056	23,673,659
Accrued expenses and other current liabilities	15,934,215	13,855,533
Contract liabilities	27,660,163	16,950,988
Income tax payable	413,451	2,195,278
Total current liabilities	91,001,964	74,248,552

Long-term debt, less current maturities	37,600,186	17,187,992
Long-term operating lease liabilities, less current maturities	1,240,208	1,625,424
Deferred tax liability	4,737,207	6,490,888
Total liabilities	134,579,565	99,552,856

Shareholders’ equity
Common stock, $.0001 par value Authorized 50,000,000 shares, 18,008,243 issued and 16,612,123 outstanding at June 30, 2025 and 17,860,413 issued and 16,570,685 outstanding at September 30, 2024	1,806	1,790
Treasury stock, 1,396,120 shares at June 30, 2025 and 1,289,728 shares at September 30, 2024	(143)	(133)
Additional paid in capital	61,497,573	60,282,921
Retained deficit	(6,957,713)	(1,590,434)
Total shareholders’ equity	54,541,523	58,694,144
Total liabilities and shareholders’ equity	$189,121,088	$158,247,000

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Income

Unaudited

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Revenue	$103,601,585	$85,923,760	$280,926,850	$247,214,602

Cost of revenue	91,618,987	70,615,936	258,602,810	214,828,263

Gross profit	11,982,598	15,307,824	22,324,040	32,386,339

Selling and administrative expenses	8,814,545	6,815,191	25,602,253	21,335,862
Income (loss) from operations	3,168,053	8,492,633	(3,278,213)	11,050,477

Other income (expense)
Proceeds from lawsuit judgement	—	15,634,499	—	15,634,499
Other nonoperating expense	(38,529)	(27,446)	(107,407)	(33,935)
Interest expense	(781,198)	(546,960)	(2,140,686)	(1,771,560)
(Loss) gain on sale of equipment	(128,710)	571	50,532	292,166
	(948,437)	15,060,664	(2,197,561)	14,121,170

Income (loss) before income taxes	2,219,616	23,553,297	(5,475,774)	25,171,647

Income tax expense (benefit)	137,987	6,039,670	(1,612,718)	6,724,653

Net income (loss)	2,081,629	17,513,627	(3,863,056)	18,446,994

Weighted average shares outstanding-basic	16,625,761	16,565,827	16,644,028	16,567,034

Weighted average shares-diluted	16,666,135	16,597,982	16,644,028	16,602,903

Earnings (loss) per share available to common shareholders	$0.13	$1.06	$(0.23)	$1.11

Earnings (loss) per share-diluted available to common shareholders	$0.12	$1.06	$(0.23)	$1.11

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Cash Flows

Unaudited

	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(3,863,056)	$18,446,994

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	8,713,445	6,338,224
Accreted interest on PPP loans	74,718	75,380
(Loss) gain on sale of equipment	(50,532)	(292,166)
Provision for deferred taxes	(1,753,681)	412,457
Amortization of intangible assets	459,259	324,426
Accreted interest on note payable	45,000	53,977
Vested stock grants	58,888	35,556
Decrease in accounts receivable-trade	4,000,870	1,046,178
Increase in retainage receivable	(1,808,157)	(2,689,270)
Decrease (increase) in other receivables	1,366,200	(605,252)
Increase in contract assets	(373,797)	(5,090,894)
Increase in prepaid expenses and other	(474,150)	(725,714)
Decrease in accounts payable	(2,797,474)	(2,580,965)
(Decrease) increase in accrued expenses and other current liabilities	(203,738)	4,573,985
Increase in contract liabilities	10,028,162	201,617
Net cash provided by operating activities	13,421,957	19,524,533

Cash flows from investing activities:
Investment in property and equipment	(9,101,722)	(6,666,139)
Acquistion of Tribute Contracting & Consultants, net of cash aquired	(20,783,224)	—
Proceeds from sales of property and equipment	724,961	995,324
Net cash used in investing activities	(29,159,985)	(5,670,815)

Cash flows from financing activities:
Proceeds from long-term debt	19,676,024	—
Borrowings on lines of credit and short term debt, net of (repayments)	7,073,976	(9,663,150)
Cash dividend on common stock	(1,002,668)	(994,031)
Treasury stock purchased	(844,230)	(41,380)
Principal payments on long-term debt	(6,752,876)	(5,048,862)
Net cash provided by (used in) financing activities	18,150,226	(15,747,423)
Increase (decrease) in cash and cash equivalents	2,412,198	(1,893,705)
Cash and cash equivalents beginning of period	12,926,036	16,431,572
Cash and cash equivalents end of period	$15,338,234	$14,537,867

Supplemental schedule of noncash investing and financing activities:
Purchases of property & equipment under financing agreements	$1,340,563	$1,696,436
Net operating lease right-of-use assets received in exchange for operating lease liabilities	$669,056	$(36,667)
Common dividends declared but not paid	$501,555	$—
Common stock issued in Tribute Contracting & Consultants acquisition	$2,000,000	$—

Supplemental disclosures of cash flows information:
Cash paid during the period for:
Interest	$1,942,786	$1,690,100
Income taxes	$1,997,969	$1,251,818

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Changes in Shareholders’ Equity

For the three and nine months ended June 30, 2025 and 2024

						Total
	Common Stock		Additional Paid	Retained	Treasury	Shareholders’
	Shares	Amount	in Capital	Deficit	Stock	Equity
Balance at September 30, 2024	16,570,685	$1,790	$60,282,921	$(1,590,434)	$(133)	$58,694,144

Net income	—	—	—	853,733	—	853,733

Dividends on common stock ($0.03 per share on 16,705,457 shares)	—	—	—	(501,164)	—	(501,164)

Common shares issued as part of acquisition	134,772	13	1,999,987	—	—	2,000,000

Balance at December 31, 2024	16,705,457	$1,803	$62,282,908	$(1,237,865)	$(133)	$61,046,713

Net loss	—	—	—	(6,798,418)	—	(6,798,418)

Dividends on common stock ($0.03 per share on 16,716,809 shares)	—	—	—	(501,504)	—	(501,504)

Vested restricted stock award	11,352	1	32,757	—	—	32,758

Balance at March 31, 2025	16,716,809	$1,804	$62,315,665	$(8,537,787)	$(133)	$53,779,549

Net income	—	—	—	2,081,629	—	2,081,629

Dividends on common stock ($0.03 per share on 16,718,515 shares)	—	—	—	(501,555)	—	(501,555)

Vested restricted stock award	1,706	2	26,128	—	—	26,130

Treasury stock purchased by company	(106,392)	—	(844,220)	—	(10)	(844,230)

Balance at June 30, 2025	16,612,123	$1,806	$61,497,573	$(6,957,713)	$(143)	$54,541,523

						Total
	Common Stock		Additional Paid	Retained	Treasury	Shareholders’
	Shares	Amount	in Capital	Deficit	Stock	Equity
Balance at September 30, 2023	16,567,185	$1,789	$60,288,745	$(25,701,413)	$(132)	$34,588,989

Net income	—	—	—	2,042,195	—	2,042,195

Dividends on common stock ($0.06 per share on 16,567,185 shares)	—	—	—	(994,031)	—	(994,031)

Balance at December 31, 2023	16,567,185	$1,789	$60,288,745	$(24,653,249)	$(132)	$35,637,153

Net loss	—	—	—	(1,108,828)	—	(1,108,828)

Vested restricted stock award	10,401	1	35,555	—	—	35,556

Balance at March 31, 2024	16,577,586	$1,790	$60,324,300	$(25,762,077)	$(132)	$34,563,881

Net income	—	—	—	17,513,627	—	17,513,627

Treasury stock purchased by company	(6,901)	—	(41,379)	—	(1)	(41,380)

Balance at June 30, 2024	16,570,685	$1,790	$60,282,921	$(8,248,450)	$(133)	$52,036,128

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

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto for the years ended September 30, 2024, and 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on December 19, 2024. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to the interim financial reporting rules and regulations of the SEC. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and nine months ended June 30, 2025 and 2024 are not necessarily indicative of the results to be expected for the full year or any other interim period.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Please refer to Note 2 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended September 30, 2024, for a more detailed discussion of our significant accounting policies. There were no material changes to these significant accounting policies during the three and nine months ended June 30, 2025.

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

5.  DISAGGREGATION OF REVENUE

The Company disaggregates revenue based on the following lines of service: (1) Gas & Water Distribution, (2) Gas & Petroleum Transmission, and (3) Electrical, Mechanical, & General services and construction. Our contract types are: Lump Sum, Unit Price, Cost Plus and Time and Materials (“T&M”). The following tables present our disaggregated revenue for the three and nine months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025
			Electrical,
	Gas & Water	Gas & Petroleum	Mechanical, &	Total revenue
	Distribution	Transmission	General	from contracts
Lump sum contracts	$—	$—	$34,447,972	$34,447,972
Unit price contracts	38,566,422	9,669,098	781,248	49,016,768
Cost plus and T&M contracts	—	5,656,852	14,479,993	20,136,845
Total revenue from contracts	$38,566,422	$15,325,950	$49,709,213	$103,601,585

Earned over time	$19,921,978	$9,669,098	$39,791,305	$69,382,381
Earned at point in time	18,644,444	5,656,852	9,917,908	34,219,204
Total revenue from contracts	$38,566,422	$15,325,950	$49,709,213	$103,601,585

	Nine Months Ended June 30, 2025
			Electrical,
	Gas &Water	Gas & Petroleum	Mechanical, &	Total revenue
	Distribution	Transmission	General	from contracts
Lump sum contracts	$—	$—	$106,377,171	$106,377,171
Unit price contracts	96,967,546	31,204,196	2,745,569	130,917,311
Cost plus and T&M contracts	—	5,973,029	37,659,339	43,632,368
Total revenue from contracts	$96,967,546	$37,177,225	$146,782,079	$280,926,850

Earned over time	$57,882,973	$31,204,196	$114,285,118	$203,372,287
Earned at point in time	39,084,573	5,973,029	32,496,961	77,554,563
Total revenue from contracts	$96,967,546	$37,177,225	$146,782,079	$280,926,850

	Three Months Ended June 30, 2024
	Gas & Water	Gas & Petroleum	Electrical, Mechanical,	Total revenue
	Distribution	Transmission	& General	from contracts
Lump sum contracts	$—	$—	$30,678,722	$30,678,722
Unit price contracts	22,536,366	16,687,458	579,567	39,803,391
Cost plus and T&M contracts	—	451,348	14,990,299	15,441,647
Total revenue from contracts	$22,536,366	$17,138,806	$46,248,588	$85,923,760

Earned over time	$605,362	$16,687,458	$32,717,660	$50,010,480
Earned at point in time	21,931,004	451,348	13,530,928	35,913,280
Total revenue from contracts	$22,536,366	$17,138,806	$46,248,588	$85,923,760

	Nine Months Ended June 30, 2024
	Gas & Water	Gas & Petroleum	Electrical, Mechanical,	Total revenue
	Distribution	Transmission	& General	from contracts
Lump sum contracts	$—	$—	$86,311,693	$86,311,693
Unit price contracts	53,892,952	53,580,598	3,290,437	110,763,987
Cost plus and T&M contracts	—	1,884,529	48,254,393	50,138,922
Total revenue from contracts	$53,892,952	$55,465,127	$137,856,523	$247,214,602

Earned over time	$10,746,633	$53,580,598	$95,859,496	$160,186,727
Earned at point in time	43,146,319	1,884,529	41,997,027	87,027,875
Total revenue from contracts	$53,892,952	$55,465,127	$137,856,523	$247,214,602

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

During the three and nine months ended June 30, 2025, we recognized revenue of $0 and $16.9 million, respectively, that was included in the contract liability balance at September 30, 2024.

Accounts receivable-trade, net of allowance for doubtful accounts, contract assets and contract liabilities consisted of the following:

	June 30, 2025	September 30, 2024	Change
Accounts receivable-trade, net of allowance for doubtful accounts	$57,652,791	$56,064,318	$1,588,473

Contract assets
Cost and estimated earnings in excess of billings	$26,685,573	$24,595,792	$2,089,781

Contract liabilities
Billings in excess of cost and estimated earnings	$27,660,163	$16,950,988	$10,709,175

7.  PERFORMANCE OBLIGATIONS

For the three and nine months ended June 30, 2025, there was no significant revenue recognized as a result of changes in contract transaction price related to performance obligations that were satisfied prior to September 30, 2024. Changes in contract transaction price can result from items such as executed or estimated change orders, and unresolved contract modifications and claims.

At June 30, 2025, the Company had $258.2 million in remaining unsatisfied performance obligations, in which revenue is expected to be recognized over the next twelve months.

8.  UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts as of June 30, 2025 and September 30, 2024, are summarized as follows:

	June 30, 2025	September 30, 2024
Costs incurred on contracts in progress	$444,808,043	$347,180,901
Estimated earnings, net of estimated losses	77,668,447	59,349,378
	522,476,490	406,530,279
Less billings to date	523,451,080	398,885,475
	$(974,590)	$7,644,804

Costs and estimated earnings in excess of billed on uncompleted contracts	$26,685,573	$24,595,792

Less billings in excess of costs and estimated earnings on uncompleted contracts	27,660,163	16,950,988

	$(974,590)	$7,644,804

The Company’s unaudited backlog at June 30, 2025 and September 30, 2024 was $304.4 million and $243.2 million, respectively.

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

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed-rate debt was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $43.1 million at June 30, 2025 was $42.0 million. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $25.6 million at September 30, 2024 was $24.7 million.

All other current assets and liabilities are carried at net realizable value which approximates fair value because of their short duration to maturity.

10.  EARNINGS PER SHARE

The amounts used to compute the earnings per share for the three and nine months ended June 30, 2025 and 2024 are summarized below.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income (loss)	$2,081,629	$17,513,627	$(3,863,056)	$18,446,994

Weighted average shares outstanding-basic	16,625,761	16,565,827	16,644,028	16,567,034

Weighted average shares outstanding-diluted	16,666,135	16,597,982	16,644,028	16,602,903

Earnings (loss) per share available to common shareholders	$0.13	$1.06	$(0.23)	$1.11

Earnings (loss) per share available to common shareholders-diluted	$0.12	$1.06	$(0.23)	$1.11

11.  INCOME TAXES

The components of income taxes are as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Federal
Current	$—	$4,634,449	$—	$4,909,486
Deferred	89,756	63,072	(1,303,205)	320,800
Total	89,756	4,697,521	(1,303,205)	5,230,286

State
Current	58,613	1,324,128	147,788	1,402,710
Deferred	(10,382)	18,021	(457,301)	91,657
Total	48,231	1,342,149	(309,513)	1,494,367
Total income tax (benefit) expense	$137,987	$6,039,670	$(1,612,718)	$6,724,653

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

The effective income tax rate for the three months ended June 30, 2025 was 6.2%, as compared to 25.6%, for the same period in 2024. The effective income tax rate for the nine months ended June 30, 2025 was (29.5)%, as compared to 26.7%, for the same period in 2024. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income and non-deductible expenses.

Major items that can affect the effective tax rate include amortization of goodwill and intangible assets and non-deductible amounts for per diem expenses.

The income tax effects of temporary differences giving rise to the deferred tax assets and liabilities are as follows:

	June 30, 2025	September 30, 2024
Deferred tax liabilities
Property and equipment	$9,543,124	$7,437,645
Other	1,621,785	1,509,487
Total deferred tax liabilities	$11,164,909	$8,947,132

Deferred income tax assets
Accruals & Other	$2,908,231	$2,325,671
Net operating loss carry forward-Federal	2,830,323	—
Net operating loss carryforward-States	1,222,123	663,548
Net operating loss valuation allowance-States	(532,975)	(532,975)
Total deferred tax assets	$6,427,702	$2,456,244

Total net deferred tax liabilities	$4,737,207	$6,490,888

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, which will result in taxable or deductible amounts in the future. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company had $13.5 million and $0 million of federal net operating loss carryforwards at June 30, 2025 and September 30, 2024, respectively. The Company had $84.5 million and $20.5 million of state net operating loss carryforwards at June 30, 2025 and September 30, 2024, respectively. The state net operating loss carryforwards begin to expire in 2025. The increases in federal and state NOL carryforwards were primarily due to a temporary difference resulting from bonus depreciation on equipment obtained as part of the Tribute acquisition.

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

12.  SHORT-TERM AND LONG-TERM DEBT

Operating Line of Credit

In July 2025, the Company renewed its $30.0 million line of credit effective June 28, 2025 with a maturity date of June 28, 2027. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%.

The line of credit is limited to a borrowing base calculation as summarized below:

	June 30, 2025	September 30, 2024
Eligible borrowing base	$23,878,282	$25,089,446

Borrowed on line of credit	11,573,976	4,500,000

Line of credit balance available	$12,304,306	$20,589,446

Interest rate	7.5%	8.0%

The Company’s $11.6 million and $4.5 million line of credit borrowings are recorded as a long-term debt as of June 30, 2025 and September 30, 2024, respectively.

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

The Company’s lender has agreed to omit the effect of the PPP loan restatement from the Company’s covenant compliance calculations while a final decision on PPP loan forgiveness remains in question. The Company was not in compliance with all covenants at June 30, 2025 and received a waiver from its lender. The Company projects to meet all covenant requirements for the next twelve months.

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

Short and Long - Term Debt

A summary of short-term and long-term debt as of June 30, 2025 and September 30, 2024 is as follows:

	June 30, 2025	September 30, 2024
Line of credit payable to bank, monthly interest at 7.5%, final payment due by June 28, 2026, guaranteed by certain directors of the Company.	$11,573,976	$4,500,000

Equipment line of credit with a total of $9.3 million with payments of $202,809 due in monthly installments, including fixed interest at 7.25% and final payment due February 2028, secured by equipment, guaranteed by certain directors of the Company.	6,371,527	$7,802,313

Paycheck Protection Program loans from Small Business Administration, 1.0% simple interest, initially forgiven in the fiscal year ended September 30, 2021. Final forgiveness decision has not been determined.	10,367,394	10,292,676

Term note payable to United Bank, WV Pipeline acquisition, due in monthly installments of $64,853, including fixed interest at 4.25%, final payment due by March 25, 2026, secured by receivables and equipment, guaranteed by certain directors of the Company.	579,100	1,134,185

Notes payable to finance companies, due in monthly installments totaling $219,000 at June 30, 2025 and $76,000 at September 30, 2024, including interest ranging from 0.00% to 6.0%, final payments due July 2025 through September 2028, secured by equipment.	5,465,337	1,787,009

Notes payable to United Bank, Tribute acquisition finance, due in monthly installments totaling $272,016, including fixed interest at 6.9%, final payment due December 2030 secured by receivables and equipment, guaranteed by certain directors of the Company.	14,723,984	—

Notes payable to bank, due in monthly installments totaling $7,848, including interest at 4.82%, final payment due November 2034 secured by building and property.	723,930	762,670

Notes payable to bank, due in monthly installments totaling $59,932, including fixed interest at 6.0%, final payment due October 2027 secured by receivables and equipment, guaranteed by certain directors of the Company.	1,568,442	2,024,847

Equipment line of credit with a total of $5.0 million borrowings available, including fixed interest at 8.5% for purchases made in the first twelve months. After twelve months the borrowings will be converted to a forty-eight month term note agreement with a fixed interest rate equal to the “U.S. Treasury Rate” plus 2.75% per annum. As of June 30, 2025, the Company had borrowed $3.7 million against this line of credit and made no principal payments. The agreement is guaranteed by certain directors of the Company.	3,676,024	—

Notes payable to David Bolton and Daniel Bolton, due in annual installments totaling $500,000, including interest at 3.25%, final payment due December 31, 2025, unsecured.	485,000	940,000

Note payable to United Bank, Tri-State Paving acquisition, due in monthly installments of $129,910, including fixed interest at 4.50%, final payment due by June 1, 2027, secured by receivables and equipment, guaranteed by certain directors of the Company.	3,316,236	4,359,883

Notes payable to Corns Enterprises, $1,000,000 with fair value of $936,000, due in annual installments totaling $250,000, including interest at 3.50%, final payment due April 29, 2026, unsecured.	250,000	250,000

Total debt	$59,100,950	$33,853,583

Less current maturities	21,500,764	16,665,591

Total long term debt	$37,600,186	$17,187,992

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

Tribute earned revenues of $10.2 million and $18.1 million for the three and nine months ended June 30, 2025, respectively.

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

14.  GOODWILL AND INTANGIBLE ASSETS

The Company follows the guidance of ASC Topic 350, Intangibles-Goodwill and Other, which requires a company to record an impairment charge based on the excess of a reporting unit’s carrying amount of goodwill over its fair value. Under the current guidance, companies can first choose to assess any impairment based on qualitative factors (Step 0). If a company fails this test or decides to bypass this step, it must proceed with a quantitative assessment of goodwill impairment. The Company did not have a goodwill impairment at June 30, 2025 or September 30, 2024.

A table of the Company’s goodwill as of June 30, 2025 and September 30, 2024 is below:

	June 30, 2025	September 30, 2024
Beginning balance	$4,087,554	$4,087,554
Acquired	3,341,207	—
Ending balance	$7,428,761	$4,087,554

A table of the Company’s intangible assets subject to amortization is below:

			Accumulated	Accumulated	Amortization	Amortization	Amortization	Amortization
	Remaining Life		Amortization and	Amortization and	and Impairment	and Impairment	and Impairment	and Impairment
	(in months) at		Impairment at	Impairment at	Three Months	Nine Months	Three Months	Nine Months	Net Book Value	Net Book Value
	June 30,		June 30,	September 30,	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,	at June 30,	at September 30,
	2025	Original Cost	2025	2024	2025	2025	2024	2024	2025	2024
Intangible assets:
West Virginia Pipeline:
Customer relationships	66	$2,209,724	$994,365	$828,630	$55,245	$165,735	$55,242	$165,726	$1,215,359	$1,381,094
Tradename	66	263,584	118,627	98,863	6,588	19,764	6,591	19,773	144,957	164,721
Non-competes	—	83,203	83,203	83,203	—	—	—	—	—	—

Revolt Energy:
Employment agreement/non-compete	—	100,000	100,000	100,000	—	—	—	—	—	—

Heritage Painting
Customer relationships	48	121,100	24,216	6,054	6,054	18,162	—	—	96,884	115,046

Tri-State Paving:
Customer relationships	82	1,649,159	522,234	398,547	41,229	123,687	41,229	123,687	1,126,925	1,250,612
Tradename	82	203,213	64,351	49,110	5,081	15,241	5,080	15,240	138,862	154,103
Non-competes	—	39,960	39,960	39,960	—	—	—	—	—	—

Tribute Contracting & Consultants
Customer relationships	53	500,000	58,332	—	25,000	58,332	—	—	441,668	—
Tradename	53	250,000	29,169	—	12,501	29,169	—	—	220,831	—
Non-competes	53	250,000	29,169	—	12,501	29,169	—	—	220,831	—

Total intangible assets		$5,669,943	$2,063,626	$1,604,367	$164,199	$459,259	$108,142	$324,426	$3,606,317	$3,065,576

The amortization on identifiable intangible assets for the three months ended June 30, 2025 and 2024 was $164,199 and $108,142, respectively. The amortization on identifiable intangible assets for the nine months ended June 30, 2025 and 2024 was $459,259 and $324,426, respectively.

Amortization expense associated with the identifiable intangible assets is expected to be as follows:

Amortization Expense
July 2025 to June 2026	$656,784
July 2026 to June 2027	656,784
July 2027 to June 2028	656,784
July 2028 to June 2029	656,804
July 2029 to June 2030	515,878
After	463,283
Total	$3,606,317

15.  LEASE OBLIGATIONS

The Company leases office space for SQP for $1,500 per month. The lease, which was originally signed on March 25, 2021, is for a period of two years with five one-year renewals available immediately following the end of the base term. The Company has only committed to a one-year renewal and is evaluating the intent to renew for additional periods.

The Company has two right-of-use operating leases acquired on April 29, 2022, as part of the Tri-State Paving, LLC transaction. The first operating lease, for the Hurricane, West Virginia facility, had a net present value of $236,000 at inception, and a carrying value of $0 at June 30, 2025. The 4.5% interest rate on the operating leases is based on the Company’s incremental borrowing rate at inception. The Company intends to sign a one-year renewal and is evaluating the intent to renew for additional periods.

The second operating lease, for the Chattanooga, Tennessee facility, had a net present value of $144,000 at inception, and expired on August 31, 2024. The lease was renewed for a two - year period with a net present value of $140,000 and had a carrying value of $81,000 at June 30, 2025. The 8.5% interest rate on the operating leases is based on the Company’s incremental borrowing rate at inception.

The Company has a right-of-use operating lease with Enterprise Fleet Management, Inc. The Company had eighty – six vehicles on lease at June 30, 2025. The right-of-use operating lease has a carrying value of $2.2 million at June 30, 2025. Each vehicle leased under the master lease program has its own implicit rate ranging from 12.8% to 15.6%.

The Company leases office and shop space for Ryan Construction’s headquarters in Bridgeport, West Virginia. The Company renewed the lease for one year effective October 1, 2024 through September 30, 2025. The Company has only committed to a one-year renewal and is evaluating the intent to renew for additional periods.

The Company has a right-of-use operating lease acquired on March 28, 2023. This lease, for the Winchester, Kentucky facility, had a net present value of $290,000 at inception and a carrying value of $72,000 at June 30, 2025. The 7.75% interest rate on the operating lease is based on the Company’s incremental borrowing rate at inception.

The Company rents equipment for use on construction projects with rental agreements being week to week or month to month. Rental expense can vary by reporting period due to equipment requirements on construction projects and the availability of Company owned equipment. Rental expense, which is included in cost of goods sold on the consolidated statements of income, was $4.8 million and $2.5 million, respectively, for the three months ended June 30, 2025 and 2024. Rental expense was $13.8 million and $6.8 million, respectively, for the nine months ended June 30, 2025 and 2024.

Schedules related to the Company’s operating leases at June 30, 2025 can be found below:

Operating Lease-Weighted Average Remaining Term

		Present value of
		remaining
	Years left	liability		Lease end	Fiscal year end
Operating lease 1	0.0	$—		4/30/2025	2025
Operating lease 2	0.8	81,302		3/31/2026	2026
Operating lease 3	3.8	2,227,124		3/31/2028	2028
Operating lease 4	0.0	—		9/30/2024	2024
Operating lease 5	1.0	72,097		6/30/2026	2026
		$2,380,523

Weighted average remaining term		3.6	years

Operating Lease Maturity Schedule
July 2025 to June 2026	$1,388,100
July 2026 to June 2027	1,009,213
July 2027 to June 2028	345,171
July 2028 to June 2029	166,817
July 2029 to June 2030	4,191
2,913,492
Less amounts representing interest	(532,969)
Present value of operating lease liabilities	$2,380,523

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
Operating Lease Expense	2025	2025	2024	2024
Amortization
Operating lease 1	$6,885	$45,833	$17,529	$64,165
Operating lease 2	6,605	41,399	18,042	51,438
Operating lease 3	234,661	645,397	185,132	515,530
Operating lease 4	—	—	42,299	103,329
Operating lease 5	39,362	88,831	39,498	92,866
Total amortization	287,513	821,460	302,500	827,328

Interest
Operating lease 1	—	545	846	3,210
Operating lease 2	1,842	6,648	129	951
Operating lease 3	56,336	174,845	50,204	168,942
Operating lease 4	—	—	901	4,671
Operating lease 5	950	5,391	3,351	11,345
Total interest	59,128	187,429	55,431	189,119
Total amortization and interest	$346,641	$1,008,889	$357,931	$1,016,447

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
Cash Paid for Operating Leases	2025	2025	2024	2024
Operating lease 1	$6,885	$46,378	$18,375	$67,375
Operating lease 2	8,447	48,047	18,171	52,389
Operating lease 3	290,997	820,242	235,336	684,472
Operating lease 4	—	—	43,200	108,000
Operating lease 5	40,312	94,222	42,849	104,211
	$346,641	$1,008,889	$357,931	$1,016,447

16.  SUBSEQUENT EVENTS

On July 15, 2025, the Company paid $502,000 in quarterly dividends to holders of record as of July 3, 2025.

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

Three and Nine Months Ended June 30, 2025 and 2024 Overview

The following is an overview of results from operations for the three and nine months ended June 30, 2025 and 2024:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Revenue	$103,601,585	$85,923,760	$280,926,850	$247,214,602

Cost of revenue	91,618,987	70,615,936	258,602,810	214,828,263

Gross profit	11,982,598	15,307,824	22,324,040	32,386,339

Selling and administrative expenses	8,814,545	6,815,191	25,602,253	21,335,862
Income (loss) from operations	3,168,053	8,492,633	(3,278,213)	11,050,477

Other income (expense)
Proceeds from lawsuit judgement	—	15,634,499	—	15,634,499
Other nonoperating expense	(38,529)	(27,446)	(107,407)	(33,935)
Interest expense	(781,198)	(546,960)	(2,140,686)	(1,771,560)
(Loss) gain on sale of equipment	(128,710)	571	50,532	292,166
	(948,437)	15,060,664	(2,197,561)	14,121,170

Income (loss) before income taxes	2,219,616	23,553,297	(5,475,774)	25,171,647

Income tax expense (benefit)	137,987	6,039,670	(1,612,718)	6,724,653

Net income (loss)	2,081,629	17,513,627	(3,863,056)	18,446,994

Weighted average shares outstanding-basic	16,625,761	16,565,827	16,644,028	16,567,034

Weighted average shares-diluted	16,666,135	16,597,982	16,688,834	16,602,903

Earnings (loss) per share available to common shareholders	$0.13	$1.06	$(0.23)	$1.11

Earnings (loss) per share-diluted available to common shareholders	$0.12	$1.06	$(0.23)	$1.11

Results of Operations for the Three and Nine Months Ended June 30, 2025 Compared to the Three and Nine Months Ended June 30, 2024

Revenues. A table comparing the Company’s revenues for the three and nine months ended June 30, 2025 compared to the three and nine months ended June 30, 2024 is below:

	Three Months Ended
	June 30, 2025	% of total	June 30, 2024	% of total	Change	% Change
Gas & Water Distribution	$38,566,422	37.2%	$22,536,366	26.2%	16,030,056	71.1%
Gas & Petroleum Transmission	15,325,950	14.8%	17,138,806	19.9%	(1,812,856)	-10.6%
Electrical, Mechanical, & General	49,709,213	48.0%	46,248,588	53.8%	3,460,625	7.5%
Total	$103,601,585	100.0%	$85,923,760	100.0%	17,677,825	20.6%

	Nine Months Ended
	June 30, 2025	% of total	June 30, 2024	% of total	Change	% Change
Gas & Water Distribution	$96,967,546	34.5%	53,892,952	21.8%	$43,074,594	79.9%
Gas & Petroleum Transmission	37,177,225	13.2%	55,465,127	22.4%	(18,287,902)	-33.0%
Electrical, Mechanical, & General	146,782,079	52.2%	137,856,523	55.8%	8,925,556	6.5%
Total	$280,926,850	100.0%	$247,214,602	100.0%	$33,712,248	13.6%

Total revenues increased by $17.7 million to $103.6 million for the three months ended June 30, 2025, as compared to $85.9 million for the three months ended June 30, 2024. The increase was a result of a $16.0 million increase in Gas & Water Distribution and a $3.5 million increase in Electrical, Mechanical, & General construction services, partially offset by a $1.8 million decrease in Gas & Petroleum Transmission work for the three months ended June 30, 2025 as compared to the same period in 2024.

Total revenues increased by $33.7 million to $280.9 million for the nine months ended June 30, 2025, as compared to $247.2 million for the nine months ended June 30, 2024. The increase was a result of a $43.1 million increase in Gas & Water Distribution and a $8.9 million increase in Electrical, Mechanical, & General construction services, partially offset by an $18.3 million decrease in Gas & Petroleum Transmission work for the nine months ended June 30, 2025 as compared to the same period in 2024.

Gas & Water Distribution revenues totaled $38.6 million for the three months ended June 30, 2025, a $16.0 million increase from $22.5 million for the three months ended June 30, 2024. Gas & Water Distribution revenues totaled $97.0 million for the nine months ended June 30, 2025, a $43.1 million increase from $53.9 million for the nine months ended June 30, 2024. The revenue increases were primarily related to increased water distribution services performed during the three and nine months ended June 30, 2025, as compared to the same periods in 2024.

Electrical, Mechanical, & General construction services revenues totaled $49.7 million for the three months ended June 30, 2025, a $3.5 million increase from $46.2 million for the three months ended June 30, 2024. Electrical, Mechanical, & General construction services revenues totaled $146.8 million for the nine months ended June 30, 2025, a $8.9 million increase from $137.9 million for the nine months ended June 30, 2024. The revenue increases were primarily related to an increase in electrical & mechanical services performed during the three and nine months ended June 30, 2025, as compared to the same periods in the prior year.

Gas & Petroleum Transmission revenues totaled $15.3 million for the three months ended June 30, 2025, a $1.8 million decrease from $17.1 million for the three months ended June 30, 2024. Gas & Petroleum Transmission revenues totaled $37.2 million for the nine months ended June 30, 2025, an $18.3 million decrease from $55.5 million for the nine months ended June 30, 2024. The revenue decreases were primarily due to more transmission work being completed by the end of fiscal year 2024 and not extending into the first half of fiscal year 2025. Additionally, bid opportunities and project awards on transmission work were received later compared to previous fiscal years.

Cost of Revenues. A table comparing the Company’s costs of revenues for the three and nine months ended June 30, 2025, compared to the three and nine months ended June 30, 2024, is below:

	Three Months Ended
	June 30, 2025	% of total	June 30, 2024	% of total	Change	% Change
Gas & Water Distribution	31,887,569	34.8%	16,141,729	22.9%	15,745,840	97.5%
Gas & Petroleum Transmission	14,202,197	15.5%	12,549,506	17.8%	1,652,691	13.2%
Electrical, Mechanical, & General	44,434,633	48.5%	40,219,956	57.0%	4,214,677	10.5%
Unallocated Shop Expenses	1,094,588	1.2%	1,704,745	2.4%	(610,157)	-35.8%
Total	$91,618,987	100.0%	$70,615,936	100.0%	$21,003,051	29.7%

	Nine Months Ended
	June 30, 2025	% of total	June 30, 2024	% of total	Change	% Change
Gas & Water Distribution	$86,036,289	33.3%	$41,110,876	19.1%	$44,925,413	109.3%
Gas & Petroleum Transmission	36,324,749	14.0%	47,248,674	22.0%	(10,923,925)	-23.1%
Electrical, Mechanical, & General	132,914,207	51.4%	123,650,574	57.6%	9,263,633	7.5%
Unallocated Shop Expense	3,327,565	1.3%	2,818,139	1.3%	509,426	18.1%
Total	$258,602,810	100.0%	$214,828,263	100.0%	$43,774,547	20.4%

Total cost of revenues increased by $21.0 million to $91.6 million for the three months ended June 30, 2025, as compared to $70.6 million for the three months ended June 30, 2024. Total cost of revenues increased by $43.8 million to $258.6 million for the nine months ended June 30, 2025, as compared to $214.8 million for the nine months ended June 30, 2024. The cost of revenues increased primarily as the result of increased work in the Gas & Water Distribution and Electrical, Mechanical, & General business categories and, additionally, due to less efficient work across all models of business.

Gas & Water Distribution cost of revenues totaled $31.9 million for the three months ended June 30, 2025, a $15.7 million increase from $16.1 million for the three months ended June 30, 2024. Gas & Water Distribution cost of revenues totaled $86.0 million for the nine months ended June 30, 2025, a $44.9 million increase from $41.1 million for the nine months ended June 30, 2024. The cost of revenues increase was primarily related to increased water distribution services performed during the three and nine months ended June 30, 2025, as compared to the same periods in 2024. Additionally, the second quarter of fiscal year 2025 was heavily impacted by inclement weather that resulted in a significant amount of lost workdays and lower productivity on projects.

Electrical, Mechanical, & General construction services cost of revenues totaled $44.4 million for the three months ended June 30, 2025, a $4.2 million increase from $40.2 million for the three months ended June 30, 2024. Electrical, Mechanical, & General construction services cost of revenues totaled $132.9 million for the nine months ended June 30, 2025, a $9.3 million increase from $123.7 million for the nine months ended June 30, 2024. The cost of revenues increases for the three and nine months ended June 30, 2025 were primarily related to an increase in services performed, as compared to the same periods in the prior year.

Gas & Petroleum Transmission cost of revenues totaled $14.2 million for the three months ended June 30, 2025, a $1.7 million increase from $12.5 million for the three months ended June 30, 2024. The increase in cost of revenues was primarily due to less efficient production on work performed and less work to cover fixed project management costs for the three months ended June 30, 2025, as compared to the same period in the prior year.

Gas & Petroleum Transmission cost of revenues totaled $36.3 million for the nine months ended June 30, 2025, a $10.9 million decrease from $47.2 million for the nine months ended June 30, 2024. The decrease in cost of revenues was primarily due to more transmission work being completed by the end of fiscal year 2024 and not extending into the first half of fiscal year 2025 and bid opportunities and project awards on transmission work being received later compared to previous fiscal years.

Unallocated shop expenses totaled $1.1 million for the three months ended June 30, 2025, a $600,000 decrease from $1.7 million for the three months ended June 30, 2024. Unallocated shop expenses totaled $3.3 million for the nine months ended June 30, 2025, a $500,000 increase from $2.8 million for the nine months ended June 30, 2024. The variances in unallocated shop expenses were primarily due to changes in the amount of internal equipment charged to projects and small tool purchases which are allocated to projects over time based on a percentage of labor costs during the three and nine months ended June 30, 2025, as compared to the same periods in the prior year.

Gross Profit (Loss). A table comparing the Company’s gross profit for the three and nine months ended June 30, 2025, compared to the three and nine months ended June 30, 2024, is below:

	Three Months Ended
	June 30, 2025	% of revenue	June 30, 2024	% of revenue	Change	Pct.
Gas & Water Distribution	$6,678,853	17.32%	$6,394,637	28.37%	284,216	4.4%
Gas & Petroleum Transmission	1,123,753	7.33%	4,589,300	26.78%	(3,465,547)	-75.5%
Electrical, Mechanical, & General	5,274,580	10.61%	6,028,632	13.04%	(754,052)	-12.5%
Unallocated Shop Expense	(1,094,588)		(1,704,745)		610,157	-35.8%
Total	$11,982,598	11.6%	$15,307,824	17.8%	$(3,325,226)	-21.7%

	Nine Months Ended
	June 30, 2025	% of revenue	June 30, 2024	% of revenue	Change	% Change
Gas & Water Distribution	$10,931,257	11.3%	$12,782,076	23.7%	$(1,850,819)	-14.5%
Gas & Petroleum Transmission	852,476	2.3%	8,216,453	14.8%	(7,363,977)	-89.6%
Electrical, Mechanical, & General	13,867,872	9.4%	14,205,949	10.3%	(338,077)	-2.4%
Unallocated Shop Expense	(3,327,565)		(2,818,139)		(509,426)	18.1%
Total	$22,324,040	7.9%	$32,386,339	13.1%	$(10,062,299)	-31.1%

Total gross profit decreased by $3.3 million to $12.0 million for the three months ended June 30, 2025, as compared to $15.3 million for the three months ended June 30, 2024. Total gross profit decreased by $10.1 million to $22.3 million for the nine months ended June 30, 2025, as compared to $32.4 million for the nine months ended June 30, 2024. The decreases in gross profit were primarily related to less efficient performance during the three and nine months ended June 30, 2025, as compared to the same periods in the prior year. The Company was significantly impacted by inclement weather during the second quarter of fiscal year 2025 and Gas & Petroleum Transmission work starting later in fiscal year 2025 as compared to the prior fiscal year.

Gas & Water Distribution gross profit totaled $6.7 million for the three months ended June 30, 2025, a $284,000 increase from a $6.4 million gross profit for the three months ended June 30, 2024. The increase in gross profit was primarily due to an increase in water work performed; however, gross profit decreased as a percentage of revenue.

Gas & Water Distribution gross profit totaled $10.9 million for the nine months ended June 30, 2025, a $1.9 million decrease from $12.8 million for the nine months ended June 30, 2024. The decrease in gross profit was primarily due to less efficient production during the nine months ended June 30, 2025 and significantly more inclement weather during the second quarter of fiscal year 2025, as compared to the same periods in the prior fiscal year.

Electrical, Mechanical, & General construction services gross profit totaled $5.3 million for the three months ended June 30, 2025, a $754,000 decrease from $6.0 million for the three months ended June 30, 2024. Electrical, Mechanical, & General construction services gross profit totaled $13.9 million for the nine months ended June 30, 2025, a $338,000 decrease from $14.2 million for the nine months ended June 30, 2024. The decreases in gross profit were primarily related to a large electrical project nearing completion during the three months ended June 30, 2024 which was more profitable than expected while profit margins during the three and nine months ended June 30, 2025 have been in line with expected profit margins over a larger volume of revenue.

Gas & Petroleum Transmission gross profit totaled $1.1 million for the three months ended June 30, 2025, a $3.5 million decrease from a gross profit of $4.6 million for the three months ended June 30, 2024. Gas & Petroleum Transmission gross profit totaled $852,000 for the nine months ended June 30, 2025, a $7.4 million decrease from a gross profit of $8.2 million for the nine months ended June 30, 2024. The decreases in gross profit were primarily due to a lower volume of transmission work being performed during the three and nine months ended June 30, 2025, as compared to the same periods in the prior year. Transmission work under contract was significantly impacted by inclement weather during the second quarter of fiscal year 2025. Additionally, new transmission work was sent out for bid and awarded later as compared to previous fiscal years.

Gross loss attributable to unallocated shop expenses totaled ($1.1 million) for the three months ended June 30, 2025, a $610,000 decrease from ($1.7 million) for the three months ended June 30, 2024. Gross loss attributable to unallocated shop expenses totaled ($3.3 million) for the nine months ended June 30, 2025, a $509,000 increase from ($2.8 million) for the nine months ended June 30, 2024. The variances in unallocated shop expenses were primarily due to changes in the amount of internal equipment charged to projects and small tool purchases which are allocated to projects over time based on a percentage of labor costs during the three and nine months ended June 30, 2025, as compared to the same periods in the prior year.

Selling and administrative expenses. Total selling and administrative expenses increased by $2.0 million to $8.8 million for the three months ended June 30, 2025, as compared to $6.8 million for the same period in the prior year. Total selling and administrative expenses increased by $4.3 million to $25.6 million for the nine months ended June 30, 2025, as compared to $21.3 million for the same period in the prior year. The increases were primarily related to additional personnel hired to secure and manage work for expected growth and increased consulting and audit fees due to becoming an accelerated filer which requires a separate internal controls audit. The Company’s latest acquisition, Tribute, also accounted for $600,000 and $1.2 million of the increase, respectively, for the three and nine months ended June 30, 2025, as compared to the same periods in the prior year.

Other non-operating expense. Other non-operating expenses totaled $36,000 for the three months ended June 30, 2025, as compared to $27,000 for the same period in the prior year. Other non-operating expenses totaled $105,000 for the nine months ended June 30, 2025, as compared to $34,000 for the same period in the prior year. The increase for the nine months ended June 30, 2025, as compared to the same period in the prior year, was primarily related to a minor legal settlement received during the first quarter of fiscal year 2024 that recouped employee benefit costs expended in a prior period.

Interest expense. Interest expense totaled $781,000 for the three months ended June 30, 2025, an increase of $234,000 from $547,000 for the same period in the prior year. Interest expense totaled $2.1 million for the nine months ended June 30, 2025, an increase of $369,000 from $1.8 million for the same period in the prior year. The increases were primarily related to financing the acquisition of Tribute.

(Loss) gain on sale of equipment. Loss on sale of equipment totaled ($128,000) for the three months ended June 30, 2025, compared to a gain on sale of $1,000 for the same period in the prior year. Gain on sale of equipment totaled $51,000 for the nine months ended June 30, 2025, a decrease of $242,000 from $292,000 for the same period in the prior year. The Company sold certain underutilized or non-working pieces of equipment during the first quarter of fiscal year 2024, with no comparable sale occurring during the same period in 2025.

Income from lawsuit judgement. During the three and nine months ended June 30, 2024, the Company received and recognized $15.6 million from a previously disclosed lawsuit judgement. No such event occurred during the three and nine months ended June 30, 2025.

Net income (loss). Income before income taxes was $2.2 million for the three months ended June 30, 2025, as compared to $23.6 million for the same period in the prior year. Loss before income taxes was ($5.5 million) for the nine months ended June 30, 2025, as compared to a net income of $25.2 million for the same period in the prior year. The decreases were primarily related to the items mentioned above.

Income tax expense (benefit) for the three months ended June 30, 2025, was $683,000 compared to $6.0 million for the same period in the prior year. Income tax (benefit) expense for the nine months ended June 30, 2025, was ($1.1 million) compared to $6.7 million for the same period in the prior year. The decrease in income tax expense and the increase in income tax benefit for the three and nine months ended June 30, 2025, respectively, as compared to the same periods in the prior year were due to a decrease in taxable income during the three and nine months ended June 30, 2025, as compared to the same periods in the prior year.

Net income for the three months ended June 30, 2025, was $1.5 million, as compared to $17.5 million for the same period in the prior year. Net (loss) income for the nine months ended June 30, 2025, was ($4.4 million), as compared to $18.4 million for the same period in the prior year.

Comparison of Financial Condition at June 30, 2025, and September 30, 2024

The Company had total assets of $189.1 million at June 30, 2025, an increase of $30.9 million from the prior fiscal year end balance of $158.2 million.

The Company had net property, plant and equipment of $54.1 million at June 30, 2025, an increase of $16.0 million from the prior fiscal year end balance of $38.1 million. The increase was due to $14.9 million in asset additions related to the Tribute acquisition, $10.4 million in other asset additions, partially offset by $8.7 million in depreciation and net equipment disposals of $674,000.

Accounts receivable, net of allowance for doubtful accounts, totaled $57.7 million at June 30, 2025, an increase of $1.6 million from the prior fiscal year end balance of $56.1 million. The increase was primarily due to the timing of cash collections and project invoicing since September 30, 2024.

Cash and cash equivalents totaled $15.3 million at June 30, 2025, an increase of $2.4 million from the prior fiscal year end balance of $12.9 million. The increase was primarily due to a net $13.4 million provided by operating activities, and a net $18.2 million provided by financing activities, partially offset by a $20.8 million investment in the acquisition of Tribute and a net $8.4 million investment in equipment, less proceeds from the sale of equipment.

Retainage receivable totaled $16.3 million at June 30, 2025, an increase of $4.6 million from the prior fiscal year end balance of $11.7 million. The increase was primarily due to the timing of retention collections and project invoicing since September 30, 2024.

Goodwill totaled $7.4 million at June 30, 2025, an increase of $3.3 million from the prior fiscal year end balance of $4.1 million. The increase was due to the acquisition of Tribute.

Other receivables totaled $1.1 million at June 30, 2025, an increase of $47,000 from the prior fiscal year end balance of $1.0 million.

Intangible assets, net totaled $3.6 million at June 30, 2025, an increase of $541,000 from the prior fiscal year end balance of $3.1 million. The increase was primarily due to intangible assets acquired as part of the Tribute acquisition, partially offset by the amortization of intangible assets during the nine months ended June 30, 2025.

Right-of-use assets totaled $2.4 million at June 30, 2025, a decrease of $153,000 from the prior fiscal year end balance of $2.5 million. The decrease was primarily due to the amortization of operating leases, partially offset by an increase in leased vehicles during the nine months ended June 30, 2025.

Contract assets totaled $26.7 million at June 30, 2025, an increase of $2.1 million from the prior fiscal year end balance of $24.6 million. The increase was due to a difference in the timing of project billings at June 30, 2025, compared to September 30, 2024.

Prepaid expenses and other totaled $4.6 million at June 30, 2025, an increase of $474,000 from the prior fiscal year end balance of $4.1 million. The increase was primarily due to prepaid insurance payments, partially offset by insurance expensed during the nine months ended June 30, 2025.

The Company had total liabilities of $134.6 million at June 30, 2025, an increase of $35.0 million from the prior fiscal year end balance of $99.6 million.

The aggregate balance of current maturities of long-term debt and long-term debt totaled $48.7 million at June 30, 2025, an increase of $25.2 million from the prior fiscal year-end balance of $23.6 million. The increase was primarily due to $16.0 million related to financing the acquisition of Tribute and assumption of $3.8 million of Tribute equipment debt, $5.0 million in additional equipment financing and $7.1 million in line of credit borrowings, partially offset by $6.8 million in long-term debt payments.

Contract liabilities totaled $27.7 million at June 30, 2025, an increase of $10.7 million from the prior fiscal year end balance of $17.0 million. The increase was due to a difference in the timing of project billings at June 30, 2025, as compared to September 30, 2024.

Accounts payable totaled $24.4 million at June 30, 2025, an increase of $679,000 from the prior fiscal year end balance of $23.7 million. The increase was due to the timing of accounts payable payments as compared to September 30, 2024.

Income tax payable totaled $413,000 at June 30, 2025, a decrease of $1.8 million from the prior fiscal year end balance of $2.2 million. The decrease was primarily related to income tax payments made during the first nine months of fiscal year 2025 and a taxable loss generated during the nine months ended June 30, 2025.

Current and long-term operating lease liabilities totaled $2.4 million at June 30, 2025, a decrease of $152,000 from the prior fiscal year end balance. The decrease was primarily due to payments made during the nine months ended June 30, 2025, partially offset by an increase in leased vehicles.

Lines of credit and short-term borrowings totaled $10.4 million at June 30, 2025, an increase of $75,000 from the prior fiscal year end balance. The increase was due to interest accrued on PPP Loans. Refer to Note 3 “Accounting for PPP Loans” in the accompanying consolidated financial statements for additional details.

Accrued expenses and other current liabilities totaled $15.9 million at June 30, 2025, an increase of $2.1 million from the prior fiscal year end balance of $13.9 million. The increase was due to the timing of accrued expense payments, as compared to September 30, 2024.

Deferred tax liabilities totaled $4.7 million at June 30, 2025, a decrease of $1.8 million from the prior fiscal year end balance of $6.5 million. The decrease was primarily related to a $3.4 million decrease related to an increase in federal and state NOL carryforwards and a net $470,000 decrease in other timing differences, partially offset by a $2.1 million increase due to timing differences for depreciation expense.

Shareholders’ equity was $54.5 million at June 30, 2025, a decrease of $4.2 million from the prior fiscal year end balance of $58.7 million. The decrease was primarily due to net loss of ($3.9 million) for the nine months ended June 30, 2025 and $1.0 million in quarterly dividends paid and $502,000 in accrued quarterly dividends that were paid on July 15, 2025 and common share repurchases of $844,000, partially offset by $2.0 million in common stock issued as part of the Tribute acquisition.

Liquidity and Capital Resources

Operating Line of Credit

In July 2025 the Company renewed its $30.0 million line of credit effective June 28, 2025 with a maturity date of June 28, 2027. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%.

The line of credit is limited to a borrowing base calculation as summarized below:

	June 30, 2025	September 30, 2024
Eligible borrowing base	$23,878,282	$25,089,446

Borrowed on line of credit	11,573,976	4,500,000

Line of credit balance available	$12,304,306	$20,589,446

Interest rate	7.5%	8.0%

The Company’s $11.6 million and $4.5 million line of credit borrowings are recorded as a long-term debt as of June 30, 2025 and September 30, 2024, respectively.

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

The Company’s lender has agreed to omit the effect of the PPP loan restatement from the Company’s covenant compliance calculations while a final decision on PPP loan forgiveness remains in question. The Company was not in compliance with all covenants at June 30, 2025 and received a waiver from its lender. The Company projects to meet all covenant requirements for the next twelve months.

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

Long-Term Debt

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with a bank to purchase the office building and property it had previously been leasing. The interest rate on this loan agreement is 4.82% with monthly payments of $7,800. The interest rate on this note is subject to change from time to time based on changes in the U.S. Treasury yield, adjusted to a constant maturity of three years as published by the Federal Reserve weekly. As of June 30, 2025, the Company had made principal payments of $476,000. The loan is collateralized by the building purchased under this agreement. The note is currently held by Peoples Bank, Inc.

On December 31, 2020, West Virginia Pipeline Acquisition Company, later renamed West Virginia Pipeline, Inc., entered into a $3.0 million sellers’ note agreement with David and Daniel Bolton for the remaining purchase price of West Virginia Pipeline, Inc. For the purchase price allocation, the $3.0 million note had a fair value of $2.85 million. As part of the $6.35 million acquisition price, the Company paid $3.5 million in cash in addition to the note. The unsecured five-year term note requires annual payments of at least $500,000 with a fixed interest rate of 3.25% on the $3.0 million sellers’ note, which equates to 5.35% on the carrying value of the note. As of June 30, 2025, the Company had made annual installment payments totaling $2,500,000.

On April 2, 2021, the Company entered into a $3.5 million Non-Revolving Note agreement with United Bank. This five-year agreement repaid the outstanding $3.5 million line of credit that was used for the down payment on the West Virginia Pipeline acquisition. This loan has monthly installment payments of $64,853 and has a fixed interest rate of 4.25%. The loan is collateralized by the Company’s equipment and receivables. As of June 30, 2025, the Company had made principal payments of $2.9 million.

On April 29, 2022, the Company entered into a $7.5 million Non-Revolving Note agreement with United Bank. This five-year agreement was used to finance the purchase of Tri-State Paving and has monthly payments of $129,910 with a fixed interest rate of 4.25%. As of June 30, 2025, the Company has made principal payments of $4.2 million.

On April 29, 2022, the Company entered into a $1.0 million promissory note agreement with Corns Enterprises, a related party, as partial consideration for the purchase of Tri-State Paving. David E. Corns continued his role as President of the Company’s Tri-State Paving Subsidiary. This four-year agreement requires $250,000 principal installment payments on or before the end of each twelve (12) full calendar month period beginning April 29, 2022. Interest payments due shall be calculated on the principal balance remaining and shall be at the stated rate of 3.5% per year. The Company has made $750,000 in principal payments on this note as of June 30, 2025. David Corns retired as president of Tri-State Paving & Sealcoating, Inc. in May 2025.

On October 10, 2022, the Company entered into a $3.1 million promissory note agreement with United Bank. This five-year agreement financed the previous cash value of equipment purchased in the Ryan Construction acquisition. This loan has monthly installment payments of $60,000 and has a fixed interest rate of 6.0%. The loan is collateralized by the Company’s equipment and receivables. As of June 30, 2025, the Company had made principal payments of $1.5 million.

On June 1, 2023, the Company entered into a $9.3 million Non-Revolving Note agreement with United Bank. This five-year agreement gave the Company access to a $9.3 million line of credit (“Equipment Line of Credit 2023”), specifically for the purchase of equipment, for a period of six months with a fixed interest rate of 7.25%. After six months, all borrowings against the Equipment Line of Credit 2023 converted to a fifty-four-month term note agreement with a fixed interest rate of 7.25%. The loan is collateralized by the equipment purchased under this agreement. As of June 30, 2025, the Company had borrowed $9.3 million against this line of credit and made $2.9 million in principal payments.

In July 2025, the Company renewed its $30.0 million line of credit effective June 28, 2025 with a maturity date of June 28, 2027. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%. The outstanding balance on the operating line of credit at June 30, 2025 was $11.6 million with an interest rate of 7.5%.

On August 8, 2024, the Company entered into a $5.0 million Non-Revolving Note agreement with United Bank. This five-year agreement gave the Company access to a $5.0 million equipment line of credit, specifically for the purchase of equipment, for a period of twelve months with a variable interest rate based on the “Wall Street Journal” Prime Rate (the index) and initially at 8.5%. After twelve months, all borrowings against the equipment line of credit will be converted to a forty-eight month term note agreement with a fixed interest rate equal to the “U.S. Treasury Rate” plus 2.75% per annum. The loan is collateralized by the equipment purchased under this agreement. As of June 30, 2025, the Company had borrowed $3.7 million against this line of credit and made no principal payments.

On December 2, 2024, the Company entered into a $16.0 million loan agreement with United Bank to finance the acquisition of Tribute. This six-year agreement has monthly payments of $272,000 including a fixed interest rate of 6.9%. As of June 30, 2025, the Company had made $1.3 million in principal payments.

Operating Leases

The Company leases office space for SQP for $1,500 per month. The lease, which was originally signed on March 25, 2021, is for a period of two years with five one-year renewals available immediately following the end of the base term. The Company has only committed to a one-year renewal and is evaluating the intent to renew for additional periods.

The Company has two right-of-use operating leases acquired on April 29, 2022, as part of the Tri-State Paving, LLC transaction. The first operating lease, for the Hurricane, West Virginia facility, had a net present value of $236,000 at inception, and a carrying value of $0 at June 30, 2025. The 4.5% interest rate on the operating leases is based on the Company’s incremental borrowing rate at inception. The Company intends to sign a one-year renewal and is evaluating the intent to renew for additional periods.

The second operating lease, for the Chattanooga, Tennessee facility, had a net present value of $144,000 at inception, and expired on August 31, 2024. The lease was renewed for a two-year period with a net present value of $140,000 and had a carrying value of $81,000 at June 30, 2025. The 8.5% interest rate on the operating leases is based on the Company’s incremental borrowing rate at inception.

The Company has a right-of-use operating lease with Enterprise Fleet Management, Inc. The Company had eighty-six vehicles on lease at June 30, 2025. The right-of-use operating lease has a carrying value of $2.2 million at June 30, 2025. Each vehicle leased under the master lease program has its own implicit rate ranging from 12.8% to 15.6%.

The Company leases office and shop space for Ryan Construction’s headquarters in Bridgeport, West Virginia. The Company renewed the lease for one year effective October 1, 2024 through September 30, 2025. The Company has only committed to a one-year renewal and is evaluating the intent to renew for additional periods.

The Company has a right-of-use operating lease acquired on March 28, 2023. This lease, for the Winchester, Kentucky facility, had a net present value of $290,000 at inception and a carrying value of $72,000 at June 30, 2025. The 7.75% interest rate on the operating lease is based on the Company’s incremental borrowing rate at inception.

Off-Balance Sheet Arrangements

Due to the nature of our industry, we often enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Though for the most part not material in nature, some of these are:

Rental Agreements

The Company rents equipment for use on construction projects with rental agreements being week to week or month to month. Rental expense can vary by reporting period due to equipment requirements on construction projects and the availability of Company owned equipment. Rental expense, which is included in cost of goods sold on the consolidated statements of income, was $4.8 million and $2.5 million, respectively, for the three months ended June 30, 2025 and 2024. Rental expense was $13.8 million and $6.8 million, respectively, for the nine months ended June 30, 2025 and 2024.

Letters of Credit

Certain customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors and vendors on various customer projects. At June 30, 2025, the Company did not have any letters of credit outstanding.

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

Currently, the Company has an agreement with a surety company to provide bonding which will suit the Company’s immediate needs. The ability to obtain bonding for future contracts is an important factor in the contracting industry with respect to the type and value of contracts that can be bid. Depending upon the size and conditions of a particular contract, the Company may be required to post letters of credit or other collateral in favor of the insurer. Posting these letters or other collateral will reduce our borrowing capabilities. The Company does not anticipate any claims in the foreseeable future. At June 30, 2025, the Company had $86.9 million in performance bonds outstanding.

Concentration of Credit Risk

In the ordinary course of business, the Company grants credit under normal payment terms, generally without collateral, to our customers, which include natural gas and oil companies, general contractors, and various commercial and industrial customers located within the United States. Consequently, the Company is subject to potential credit risk related to business and economic factors that would affect these companies. However, the Company generally has certain statutory lien rights with respect to the services provided.

Under certain circumstances such as foreclosure, the Company may take title to the underlying assets in lieu of cash in settlement of receivables.

Please see the tables below for customers that represent 10.0% or more of the Company’s revenue for the three and nine months ended June 30, 2025 and 2024:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
Revenue	2025	2024	2025	2024
TransCanada Corporation	*	11.6%	*	14.3%
American Water	12.1%	*	11.3%	*
All other	87.9%	88.4%	88.7%	85.7%
Total	100.0%	100.0%	100.0%	100.0%

*Less than 10.0% and included in “All other” if applicable

Customers that represented 10.0% or more of the Company’s accounts receivable, net of retention at June 30, 2025 and September 30, 2024:

Accounts receivable, net of retention	at June 30, 2025	at September 30, 2024
Nicholas Co. Board of Education	11.1%	*
All other	88.9%	100.0%
Total	100.0%	100.0%

*Less than 10.0% and included in “All other” if applicable

Litigation

On November 12, 2021, the Company received a withdrawal liability claim from a pension plan to which the Company made pension contributions for union construction employees performing covered work in a particular jurisdiction. The Company has not performed covered work in their jurisdiction since 2011; however, the Company disagrees with the withdrawal claim and believes it is covered by an exemption under federal law. The demand called for thirty-four quarterly installment payments of $41,000 starting December 15, 2021. The Company must comply with the demand under federal pension law; however, the Company firmly believes no withdrawal liability exists. The Company is in negotiations with the pension fund to resolve the matter and all future payments have been suspended as part of the negotiation. The Company has expensed all $164,000 in payments made through September 30, 2022 and does not expect any future liabilities related to this claim. The Company did not make any payments during the three and nine months ended June 30, 2025.

Other than described above, at June 30, 2025, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties, or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At June 30, 2025, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

On April 29, 2022, the Company entered into a $1.0 million promissory note agreement with Corns Enterprises as partial consideration for the purchase of Tri-State Paving. This four-year agreement requires $250,000 principal installment payments on or before the end of each twelve (12) full calendar month period beginning April 29, 2022. Interest payments due shall be calculated on the principal balance remaining and shall be at the stated rate of 3.5% per year. The Company has made $750,000 in principal payments on this note as of June 30, 2025. David Corns retired as president of Tri-State Paving & Sealcoating, Inc. in May 2025.

Subsequent to the April 29, 2022 acquisition of Tri-State Paving, the Company entered into an operating lease for facilities in Hurricane, West Virginia with Corns Enterprises. This thirty-six-month lease is treated as a right to use asset and has payments of $7,000 per month. The total net present value at inception was $236,000 with a carrying value of $7,000 at June 30, 2025. The Company intends to sign a one-year renewal and is evaluating the intent to renew for additional periods. David Corns retired as president of Tri-State Paving & Sealcoating, Inc. in May 2025.

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

CJ Hughes entered into an agreement, cancelable at any time, with Construction Specialty Services (“CSS”), which is owned by Chuck Austin, the President of CJ Hughes. CSS rents equipment, periodically, to and as requested by CJ Hughes. The equipment rental rates are below the rates that the equipment can be rented from any unaffiliated rental company. CJ Hughes is not obliged to rent any equipment and does so only when CJ Hughes does not have equipment available of its own and would otherwise need to rent such equipment as the demand increases throughout the construction season. During the three months ended June 30, 2025 and 2024, the rental amounts were $74,000 and $144,000, respectively. During the nine months ended June 30, 2025 and 2024, the rental amounts were $250,000 and $357,000, respectively.

Other than mentioned above, there were no new material related party transactions entered into during the quarter ended June 30, 2025.

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

Inflation

Most significant project materials, such as pipe or electrical wire, are provided by the Company’s customers. When possible, the Company attempts to lock in pricing with vendors and include qualifications regarding material costs increases in bids. Where allowed by contract, the Company will address fuel cost increases with customers. Significant inflation or supply chain issues could cause customers to delay or cancel planned projects; however, inflation did not have a significant effect on our results for the three and nine months ended June 30, 2025 and 2024.

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

The following table presents our costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings at June 30, 2025 and September 30, 2024:

	June 30, 2025	September 30, 2024
Costs incurred on contracts in progress	$444,808,043	$347,180,901
Estimated earnings, net of estimated losses	77,668,447	59,349,378
	522,476,490	406,530,279
Less billings to date	523,451,080	398,885,475
	$(974,590)	$7,644,804

Costs and estimated earnings in excess of billed on uncompleted contracts	$26,685,573	$24,595,792

Less billings in excess of costs and estimated earnings on uncompleted contracts	27,660,163	16,950,988

	$(974,590)	$7,644,804

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

Materially incorrect estimates of bad debt reserves could result in an unexpected loss in profitability for the Company. Additionally, frequently changing reserves could be an indication of risky or unreliable customers. At June 30, 2025, the management review deemed that the allowance for doubtful accounts was adequate.

Please see the allowance for doubtful accounts table below as of and for the nine months ended June 30, 2025 and as of and for the fiscal year ended September 30, 2024:

	June 30, 2025	September 30, 2024
Balance at beginning of period	$738,526	$51,063
Charged to expense	—	687,463
Deductions for uncollectible receivables written off, net of recoveries	(37,651)	—
Balance at end of period	$700,875	$738,526

Impairment of goodwill and intangible assets

The Company follows the guidance of Accounting Standards Codification (“ASC”) 350-20-35-3 “Intangibles-Goodwill and Other (Topic 350)” which requires a company to record an impairment charge based on the excess of a reporting unit’s carrying amount of goodwill over its fair value. Under the current guidance, companies can first choose to assess any impairment based on qualitative factors (Step 0). If a company fails this test or decides to bypass this step, it must proceed with a quantitative assessment of goodwill impairment. The Company did not have a goodwill impairment at June 30, 2025.

Materially incorrect estimates could cause an impairment of goodwill or intangible assets and result in a loss in profitability for the Company.

A table of the Company’s intangible assets subject to amortization is below:

			Accumulated	Accumulated	Amortization	Amortization	Amortization	Amortization
	Remaining Life		Amortization	Amortization	and Impairment	and Impairment	and Impairment	and Impairment
	(in months) at		and Impairment	and Impairment	Three Months	Nine Months	Three Months	Nine Months	Net Book Value	Net Book Value
	June 30,		at June 30,	at September 30,	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,	at June 30,	at September 30,
Intangible assets:	2025	Original Cost	2025	2024	2025	2025	2024	2024	2025	2024

West Virginia Pipeline:
Customer relationships	66	$2,209,724	$994,365	$828,630	$55,245	$165,735	$55,242	$165,726	$1,215,359	$1,381,094
Tradename	66	263,584	118,627	98,863	6,588	19,764	6,591	19,773	144,957	164,721
Non-competes	—	83,203	83,203	83,203	—	—	—	—	—	—

Revolt Energy:
Employment agreement/non-compete	—	100,000	100,000	100,000	—	—	—	—	—	—

Heritage Painting
Customer relationships	48	121,100	24,216	6,054	6,054	18,162	—	—	96,884	115,046

Tri-State Paving:
Customer relationships	82	1,649,159	522,234	398,547	41,229	123,687	41,229	123,687	1,126,925	1,250,612
Tradename	82	203,213	64,351	49,110	5,081	15,241	5,080	15,240	138,862	154,103
Non-competes	—	39,960	39,960	39,960	—	—	—	-	—	—

Tribute Contracting & Consultants
Customer relationships	53	500,000	58,332	—	25,000	58,332	—	—	441,668	—
Tradename	53	250,000	29,169	—	12,501	29,169	—	—	220,831	—
Non-competes	53	250,000	29,169	—	12,501	29,169	—	—	220,831	—

Total intangible assets		$5,669,943	$2,063,626	$1,604,367	$164,199	$459,259	$108,142	$324,426	$3,606,317	$3,065,576

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

The Company’s depreciation expenses for the three months ended June 30, 2025 and 2024 were $3.1 million and $2.1 million, respectively. The Company’s depreciation expenses for the nine months ended June 30, 2025 and 2024 were $8.7 million and $6.3 million, respectively. In general, depreciation is included in “cost of revenues” on the Company’s consolidated statements of income.

The Company’s amortization expenses for the three months ended June 30, 2025 and 2024 were $164,199 and $108,142, respectively. The Company’s amortization expenses for the nine months ended June 30, 2025 and 2024 were $459,259 and $324,426, respectively. In general, amortization is included in “cost of revenues” on the Company’s consolidated statements of income.

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

The effective income tax rate for the three months ended June 30, 2025 was 6.2%, as compared to 25.6%, for the same period in 2024. The effective income tax rate for the nine months ended June 30, 2025 was (29.5)%, as compared to 26.7%, for the same period in 2024. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income and non-deductible expenses.

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

The Company had $13.5 million and $0 million of federal net operating loss carryforwards at June 30, 2025 and September 30, 2024, respectively. The Company had $84.5 million and $20.5 million of state net operating loss carryforwards at June 30, 2025 and September 30, 2024, respectively. The state net operating loss carryforwards begin to expire in 2025. The increases in federal and state NOL carryforwards were primarily due to a temporary difference resulting from bonus depreciation on equipment obtained as part of the Tribute acquisition.

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

Subsequent Events

On July 15, 2025, the Company paid $502,000 in quarterly dividends to holders of record as of July 3, 2025.

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

The Company received significant bid opportunities for water and wastewater projects and electrical, mechanical, and general construction projects during the first nine months of fiscal year 2025. At June 30, 2025, the Company had an unaudited backlog of $133.0 million in electrical, mechanical, and general construction projects and $125.0 million in water projects.

A significant amount of natural gas bid opportunities and project awards are occurring later than previous years. The Company has started to see increased bid opportunities for natural gas projects during the Company’s third fiscal quarter. The Company had an unaudited backlog of $30.0 million in transmission projects at June 30, 2025.

The Company’s unaudited backlog at June 30, 2025, was $304.4 million, as compared to $250.9 million and $243.2 million at June 30, 2024, and September 30, 2024, respectively. While adding additional projects appears likely, no assurances can be given that the Company will be successful in bidding on projects that become available. Moreover, even if the Company obtains contracts, there can be no guarantee that the projects will go forward.

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

There has been no change in Energy Services of America Corporation’s internal control over financial reporting during Energy Services of America Corporation’s third quarter of fiscal year 2025 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

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

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

On November 12, 2021, the Company received a withdrawal liability claim from a pension plan to which the Company made pension contributions for union construction employees performing covered work in a particular jurisdiction. The Company has not performed covered work in their jurisdiction since 2011; however, the Company disagrees with the withdrawal claim and believes it is covered by an exemption under federal law. The demand called for thirty-four quarterly installment payments of $41,000 starting December 15, 2021. The Company must comply with the demand under federal pension law; however, the Company firmly believes no withdrawal liability exists. The Company is in negotiations with the pension fund to resolve the matter and all future payments have been suspended as part of the negotiation. The Company has expensed all $164,000 in payments made through September 30, 2022 and does not expect any future liabilities related to this claim. The Company did not make any payments during the three and nine months ended June 30, 2025.

Other than described above, at June 30, 2025, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties, or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At June 30, 2025, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. Risk Factors

Please see the information disclosed in the “Risk Factors” section of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on December 19, 2024. There have been no material changes to the risk factors since the filing of the Annual Report on Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There have been no unregistered sales of equity securities during the period covered by the report.
(b)	None.
(c)	Please see the table below for repurchases or Company stock during the three months ended June 30, 2025:

			Value of Shares	Maximum Number of
			Purchased as Part of	Shares That May Yet Be
	Total Number of Shares	Average Price	Publicly Announced	Purchased Under the
Period	Purchased	Paid Per Share	Plans or Programs	Plans or Programs
April 2025	—	$—	$—	893,099
May 2025	106,392	$7.94	$844,230	786,707
June 2025	—	$—	$—	786,707
Total	106,392	$7.94	$844,230

ITEM 5. Other Information

During the third fiscal quarter of 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

ENERGY SERVICES OF AMERICA CORPORATION

Date:	August 11, 2025	By:	/s/ Douglas V. Reynolds
Douglas V. Reynolds
Chief Executive Officer

Date:	August 11, 2025	By:	/s/ Charles P. Crimmel
Charles P. Crimmel
Chief Financial Officer