Form 10-K
period 2025-09-30
Energy Services of America CORP
filed 2025-12-15
CIK 1357971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended September 30, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price on March 31, 2025, was $116,796,122.

As of December 12, 2025, there were issued and outstanding 18,145,934 and 16,749,814, respectively, shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference its definitive Proxy Statement with respect to its 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into (Part III) of this Annual Report on Form 10-K.

Energy Services of America Corporation

Annual Report on Form 10-K
For the Fiscal Year Ended

September 30, 2025

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

The Company had consolidated operating revenues of $411.0 million for the fiscal year ended September 30, 2025, of which 47.9% was attributable to electrical, mechanical, and general contract services, 15.7% to gas and petroleum transmission projects, and 36.4% to gas & water distributions services. The Company had consolidated operating revenues of $351.9 million for the fiscal year ended September 30, 2024, of which 53.2% was attributable to electrical, mechanical, and general contract services, 23.5% to gas and petroleum transmission projects, and 23.3% to gas & water distributions services.

Energy Services’ customers include many of the leading companies in the industries it serves, including:

TransCanada Corporation

NiSource, Inc.

Marathon Petroleum

Mountaineer Gas

Nucor Steel West Virginia

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

Nitro Construction Services, Inc. (“NCS”), a wholly owned subsidiary of C.J. Hughes, provides electrical, mechanical, HVAC/R, and fire protection services to customers primarily in the automotive, chemical, and power industries. Nitro Electric Company, LLC (“Nitro Electric”), a wholly owned subsidiary of NCS, performs industrial electrical work and has a satellite office registered in Michigan. Pinnacle Technical Solutions, Inc. (“Pinnacle”), a wholly owned subsidiary of NCS, operates as a data storage facility within Nitro’s office building. Pinnacle is supported by NCS and has no employees of its own. NCS and its subsidiaries will collectively be referred to “Nitro”. Revolt Energy, LLC (“Revolt”), formerly a wholly owned subsidiary of NCS, that performed residential solar installations projects, was sold for a nominal consideration on March 1, 2025 in a transaction that was not material to the Company’s Consolidated Financial Statements. On September 30, 2025, Nitro completed the asset acquisition of Rigney Digital System Ltd. (“Rigney”), an HVAC/R controls company located in Hurricane, WV, which will operate as a division of Nitro.

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

Segments

Energy Services’ reportable segments are: Underground Infrastructure Construction, Industrial Construction, and Building Construction.

Underground Infrastructure Construction primarily includes new construction and maintenance work in the following areas: water and wastewater pipelines, natural gas distribution pipelines, natural gas transmission pipelines, natural gas stations and ancillary facilities, corrosion protection services, and horizontal drilling services.

Industrial Constructions primarily includes new construction and maintenance work in the following areas: electrical, mechanical, HVAC/R, controls, and fire protection services in automotive, chemical, power, and manufacturing facilities.

Building Construction primarily includes new construction and rehabilitation activities in the following areas: school projects, local and state building projects, and small bridge projects. Most services performed by the legal entity in this segment are subcontracted both to outside contractors and internally to other legal entities within the Company. Services subcontracted internally are eliminated from segmented reporting.

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

Backlog/New Business

The Company’s backlog represents contracts for services that have been entered into, but which have not yet been completed. At September 30, 2025, Energy Services had a backlog of $259.7 million of work to be completed on existing contracts. At September 30, 2024, the Company had a backlog of $243.2 million.

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

Raw Materials and Suppliers

The principal raw materials that the Company and its subsidiaries use are metal plate, structural steel, pipe, wire, fittings, and selected engineering equipment such as pumps, valves and compressors. For the most part, the largest portion of these materials are supplied by the customer. Purchases made by the Company are predominately those of a consumable nature, such as small tools, welding rod and environmental supplies. We anticipate being able to obtain materials for current work, as well as any raw materials not supplied by our customers, for the foreseeable future. However, the inability of our customers to obtain raw materials may delay projects from being bid, awarded, started, or completed. Tariffs on imported materials have not had a significant impact on the Company’s operations or financial performance.

Industry Factors

Energy Services’ revenues, cash flows and earnings are substantially dependent upon, and affected by, the level of natural gas exploration development activity and the levels of work on existing pipelines as well as the level of industrial and infrastructure demands for our electrical and mechanical services. Such activity and the resulting level of demand for pipeline construction and related services and electrical and mechanical services are directly influenced by many factors over which the Company has no control. Such factors include the market prices of natural gas and electricity, market expectations about future prices, the volatility of such prices, the cost of producing and delivering natural gas and electricity, government regulations and trade restrictions, local and international political and economic conditions, the development of alternate energy sources, changes in the tax code that affect the energy industry, and the long-term effects of worldwide energy conservation measures. Energy Services cannot predict the future level of demand for its construction services, future conditions in the pipeline or electrical construction industry or future pipeline and electrical construction rates.

Competition

The pipeline, electrical, and mechanical construction industries are highly competitive and characterized by high capital and maintenance costs. Contracts are usually awarded through a competitive bid process. The Company believes that operators consider factors such as quality of service, type and location of equipment, or the ability to provide ancillary services. However, price and the ability to complete the project in a timely manner are the primary factors in determining which contractor is awarded a job. There are many regional and national competitors that offer services similar to Energy Services. Certain of the Company’s competitors have greater financial and human resources than Energy Services, which may enable them to compete more efficiently because of price and technology. The Company’s largest competitors are Integrity Kokosing Pipeline Services, Orders Construction, InfraSource, Northern Pipeline, Enerfab.

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

Employees and Human Capital Resources

Energy Services of America believes the Company’s greatest asset is its employees. The Company’s emphasis on the health and safety of its employees is an important factor in maintaining its experienced workforce and attracting new talent. As of September 30, 2025, the Company had 1,418 employees including 558 full-time non-union employees.

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

We typically experience lower volumes and lower margins during the winter months due to lower demand for our construction services and more difficult operating conditions. Also, other items that can materially affect our quarterly results include:

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

On September 30, 2025, the Company acquired the assets of Rigney Digital Systems Ltd. and on December 2, 2024, the Company acquired the assets of Tribute Contracting & Consultants, LLC. In fiscal 2022, the Company completed the acquisitions of Tri-State Paving and Ryan Construction. The Company may continue to expand by making additional acquisitions that could be material to its business, results of operations, financial condition and cash flows. Acquisitions involve many risks, including the following:

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

Although we take protective measures and believe that we have not experienced any data breaches described above, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber-attacks that could have an impact on information security. Because the techniques used to cause security breaches change frequently, we may be unable to proactively address these techniques or to implement adequate preventative measures.

Inflation can have an adverse impact on our business and on our customers.

Inflation risk is the risk that the value of assets or income will be worth less in the future as inflation decreases the value of money. Over the last several years, there have been market indicators of a pronounced rise in inflation. Inflation generally increases the cost of goods and services we will use in our business operations, such as electricity and other utilities, which increases our expenses. In addition, we may have to increase both wages to retain our employees and the cost of our services by a greater amount than we have budgeted. Furthermore, our customers will also be affected by inflation and the rising costs of goods and services used in their businesses, which could have a negative impact on their ability to use our services and afford to pay our fees.

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

During July 2023, management received notification from the SBA that two additional forgiveness applications related to the PPP Loans were under review. As part of the review, the SBA requested information regarding the ability of the Company’s affiliates to meet SBA size standards and/or PPP corporate maximum limits.  The requested information was subsequently provided to the SBA through the Lender. As of September 30, 2025, there have been no further requests or communications from the SBA relating to the PPP Loans.

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

In addition to the effects of an economic recession, there could be reductions in the industries that the Company serves. If the demand for natural gas should drop dramatically, or the demand for water, electrical and mechanical services drops dramatically, these would in turn result in less demand for the Company’s services.

Project delays or cancellations may result in additional costs to us, reductions in revenues or the payment of liquidated damages.

In certain circumstances, we guarantee project completion by a scheduled acceptance date or are paid only upon achievement of certain acceptance and performance testing levels. Failure to meet any of these requirements could result in additional costs or penalties which could exceed the expected project profits and adversely impact the Company’s results of operations.

Our industry is highly competitive.

Our industry has been and remains competitive with competitors ranging from small owner-operated companies to large public companies. Within that group there may be companies with lower overhead costs that may be able to price their services at lower levels than we can. Accordingly, if that occurs, our business opportunities could be severely limited. In addition, our industry competes for energy demand with suppliers of alternative energy sources such as solar and wind.

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

In July 2025, the Company renewed its $30.0 million line of credit with a maturity date of June 28, 2027. The line of credit is limited to a borrowing base calculation, which was approximately $27.7 million at September 30, 2025. The outstanding balance on the line of credit was $24.8 million at September 30, 2025. The line of credit has a variable interest rate equal to the “Wall Street Journal” Prime Rate with a floor of 4.99%, which was 7.25% at September 30, 2025.

The Company believes this line of credit will provide enough operating capital for future projects. The Company cannot guarantee it will always have access to this line of credit in the future depending on the Company’s financial performance.

Risk Related to our Financial Performance

Revenue and cost estimates on projects may differ from actual results.

The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. While the Company believes estimates on project performance are materially correct at September 30, 2025, there can be no assurance that actual results will not differ from those estimates.

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

Our directors, as a group, beneficially owned approximately 26.0% of our outstanding shares of common stock as of September 30, 2025. As a result of this level of ownership, our directors have the ability, by taking coordinated action, to exercise significant influence over our affairs and policies. The interests of our directors may not be consistent with your interests as a stockholder. This influence may also have the effect of delaying or preventing changes of control or changes in management or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our Company.

Our dividend policy may change without notice and any payment of dividends in the future is subject to the discretion of our board of directors.

The holders of our common stock will receive cash dividends if and when declared by our board of directors out of legally available funds. Although we have initiated a regular quarterly cash dividend of $0.03 per share in fiscal 2025, we have no obligation to continue paying dividends. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, and other factors that our board of directors may deem relevant. Our ability to pay dividends to our stockholders will continue to be subject to, and limited by, certain legal restrictions. Further, any lenders making loans to us may impose financial covenants that may be more restrictive with respect to dividend payments than our legal requirements.

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, labor conditions and human rights. Increased ESG-related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

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

The Board of Directors and the Audit Committee receive briefings from the Company’s Chief Information Officer (“CIO”), Chief Financial Officer (“CFO”) and President and Chief Executive Officer (“CEO”) on a regular basis, with a minimum frequency of once per year. These briefings encompass a broad range of topics, including:

●	Current cybersecurity landscape and emerging threats;
●	Status of ongoing cybersecurity initiatives and strategies;
●	Incident reports and recommendations from any cybersecurity events; and
●	Compliance with regulatory requirements and industry standards.

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

The Company’s CIO has over 20 years of experience in the field of technology and security and is instrumental in developing and designing, implementing and executing the Company’s cybersecurity strategies. The internal IT team is responsible for the day-to-day implementation of the Company’s cybersecurity risk management programs, testing compliance with standards, remediating known risks, and leading employee training programs. The team monitors the latest developments in cybersecurity, including potential threats and risk management techniques, to help prevent, detect, and mitigate cybersecurity incidents.

In the event of a cybersecurity incident, the IT team implements the Company’s incident response plan to mitigate immediate impacts, implement remediation strategies, and prevent future incidents. The team also ensures that senior management is regularly informed about material cybersecurity risks and incidents to maintain alignment with organizational priorities.

As of September 30, 2025, the Company has not encountered cybersecurity incidents that the Company believes to have materially affected or are reasonably likely to materially affect the Company taken as a whole, including its business strategy, results of operations or financial condition.

ITEM 2.     Properties

The Company and its subsidiaries own the property where its subsidiaries, C.J. Hughes, Nitro, West Virginia Pipeline, Tribute, and the Company’s headquarters are located. We maintain our executive offices at 75 West 3rd Ave., Huntington, West Virginia 25701, which is also the offices of C.J. Hughes and Contractors Rental. Nitro’s office is located at 4300 1st Ave., Nitro, WV 25143. West Virginia Pipeline’s office is located at 300 Pipeline Road, Princeton, WV 24739. Tribute’s office is located at 2125 County Rd 1, South Point, OH 45680.

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

ITEM 3.     Legal Proceedings

On November 12, 2021, the Company received a withdrawal liability claim from a pension plan to which the Company made pension contributions for union construction employees performing covered work in a particular jurisdiction. The Company has not performed covered work in their jurisdiction since 2011; however, the Company disagrees with the withdrawal claim and believes it is covered by an exemption under federal law. The demand called for thirty-four quarterly installment payments of $41,000 starting December 15, 2021. The Company complied with the demand according to federal pension law; however, the Company firmly believes no withdrawal liability exists. The Company is in negotiations with the pension fund to resolve the matter and all future payments have been suspended as part of the negotiation. The Company has expensed all $164,000 in payments made through September 30, 2022 and does not expect any future liabilities related to this claim. The Company did not make any payments during the twelve months ended September 30, 2024 or 2025.

Other than described above, at September 30, 2025, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties, or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At September 30, 2025, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

As of September 30, 2025, there were 27 holders of record of our common stock. Certain shares of the Company’s common stock are held in “nominee” or “street” name and accordingly the number of beneficial owners of common stock is not included in the number of record holders.

The Company paid an annual cash dividend of $0.06 per share in fiscal 2024 and initiated a quarterly cash dividend of $0.03 per share during fiscal year 2025 with the first payment being made on January 2, 2025. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, and other factors that our board of directors may deem relevant. Our ability to pay dividends to our stockholders will continue to be subject to, and limited by, certain legal restrictions. Further, any lenders making loans to us may impose financial covenants that may be more restrictive with respect to dividend payments than our legal requirements.

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

On September 30, 2025, the Company issued $1.0 million of its common stock to each of the two owners of Rigney as part of the acquisition consideration pursuant to Rule 506(b) of the Securities Act of 1933.

The Company did not repurchase any shares of its common stock during the three months ended September 30, 2025. At September 30, 2025, 786,707 shares remain available for repurchase under the stock repurchase program.

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

Results of Operations for the Fiscal Year Ended September 30, 2025, Compared to the Fiscal Year Ended September 30, 2024.

Revenue. A table comparing the components of the Company’s revenues for the fiscal years ended September 30, 2025, and 2024 is below:

	Twelve Months Ended
	September 30, 2025	% of total	September 30, 2024	% of total	Change	% Change
Gas & Water Distribution	$149,574,917	36.4%	82,426,199	23.3%	$67,148,718	81.5%
Gas & Petroleum Transmission	64,586,137	15.7%	81,055,175	23.5%	(16,469,038)	(20.3)%
Electrical, Mechanical, & General	196,840,319	47.9%	188,395,487	53.2%	8,444,832	4.5%
Total	$411,001,373	100.0%	351,876,861	100.0%	$59,124,512	16.8%

Revenue increased by $59.1 million, or 16.8%, to $411.0 million for the fiscal year ended September 30, 2025, from $351.9 million for the fiscal year ended September 30, 2024. The increase was the result of increased work in the Electrical, Mechanical, and General and Gas & Water Distribution business lines, partially offset by a decrease in Gas & Petroleum Transmission work.

Gas & Water Distribution revenues totaled $149.6 million for the fiscal year ended September 30, 2025, a $67.1 million increase from $82.4 million for the fiscal year ended September 30, 2024. The revenue increase was primarily related to the Company’s continued focus on increasing water project opportunities.

Gas & Petroleum Transmission revenues totaled $64.6 million for the fiscal year ended September 30, 2025, a $16.5 million decrease from $81.1 million for the fiscal year ended September 30, 2024. The revenue decrease was primarily related to bid opportunities received later in the current fiscal year and a significant decrease in natural gas project awards as compared to the previous fiscal year.

Electrical, Mechanical, & General services and construction revenues totaled $196.8 million for the fiscal year ended September 30, 2025, an $8.4 million increase from $188.4 million for the fiscal year ended September 30, 2024. The revenue increase was primarily related to increased mechanical and electrical maintenance services performed and an increase in new construction opportunities during the fiscal year ended September 30, 2025, as compared to the prior fiscal year.

Cost of Revenues. A table comparing the components of the Company’s costs of revenues for fiscal years ended September 30, 2025 and 2024, is below:

	Twelve Months Ended
	September 30, 2025	% of total	September 30, 2024	% of total	Change	% Change
Gas & Water Distribution	$131,260,431	35.3%	$63,255,027	21.0%	$68,005,404	107.5%
Gas & Petroleum Transmission	60,106,509	16.1%	69,451,038	23.0%	(9,344,529)	(13.5)%
Electrical, Mechanical, & General	176,304,885	47.4%	167,617,676	55.5%	8,687,209	5.2%
Unallocated Shop Expense	4,553,835	1.2%	1,598,804	0.5%	2,955,031	184.8%
Total	$372,225,660	100.0%	$301,922,545	100.0%	$70,303,115	23.3%

Total cost of revenues increased by $70.3 million, or 23.3%, to $372.2 million for the fiscal year ended September 30, 2025, from $301.9 million for the fiscal year ended September 30, 2024. The increase was the result of increased work in the Electrical, Mechanical, and General and Gas & Water Distribution business lines, partially offset by a decrease in Gas & Petroleum Transmission work.

Gas & Water Distribution cost of revenues totaled $131.3 million for the fiscal year ended September 30, 2025, a $68.0 million increase from $63.3 million for the fiscal year ended September 30, 2024. The cost of revenues increase was primarily related to the Company’s continued focus on increasing water project opportunities.

Gas & Petroleum Transmission cost of revenues totaled $60.1 million for the fiscal year ended September 30, 2025, a $9.3 million decrease from $69.5 million for the fiscal year ended September 30, 2024. The cost of revenues decrease was primarily related to bid opportunities received later in the current fiscal year and a significant decrease in natural gas project awards as compared to the previous fiscal year.

Electrical, Mechanical, & General services and construction cost of revenues totaled $176.3 million for the fiscal year ended September 30, 2025, an $8.7 million increase from $167.6 million for the fiscal year ended September 30, 2024. The cost of revenues increase was primarily related to increased mechanical and electrical maintenance services performed and an increase in new construction opportunities during the fiscal year ended September 30, 2025, as compared to the prior fiscal year.

Unallocated shop expenses totaled $4.6 million for the fiscal year ended September 30, 2025, a $3.0 million increase from $1.6 million for the fiscal year ended September 30, 2024. The increase in unallocated shop expenses was primarily due to decreased internal equipment charges to projects for the fiscal year ended September 30, 2025, as compared to the prior fiscal year.

Gross Profit. A table comparing the components of the Company’s gross profit for fiscal years ended September 30, 2025, and 2024, is below:

	Twelve Months Ended
	September 30, 2025	% of revenue	September 30, 2024	% of revenue	Change	% Change
Gas & Water Distribution	$18,314,486	12.24%	$19,171,172	23.26%	$(856,686)	(4.5)%
Gas & Petroleum Transmission	4,479,628	6.94%	11,604,137	14.32%	(7,124,509)	(61.4)%
Electrical, Mechanical, & General	20,535,434	10.43%	20,777,811	11.03%	(242,377)	(1.2)%
Unallocated Shop Expense	(4,553,835)	—	(1,598,804)	—	(2,955,031)	184.8%
Total	$38,775,713	9.4%	$49,954,316	14.2%	$(11,178,603)	(22.4)%

Total gross profit decreased by $11.2 million or 22.4% to $38.8 million for the fiscal year ended September 30, 2025, from $50.0 million for the fiscal year ended September 30, 2024.

Gas & Water Distribution gross profit totaled $18.3 million for the fiscal year ended September 30, 2025, an $857,000 decrease from $19.2 million for the fiscal year ended September 30, 2024. The gross profit decrease was primarily related to greater competition in the water industry, combined with an increase in public water projects which have a lesser profit margin, and integrating new employees due to growth in the water business line.

Gas & Petroleum Transmission gross profit totaled $4.5 million for the fiscal year ended September 30, 2025, a $7.1 million decrease from $11.6 million for the fiscal year ended September 30, 2024. The gross profit decrease was primarily related to greater competition affecting project pricing in the transmission business line and less transmission work performed in the fiscal year ended September 30, 2025 as compared to the prior fiscal year.

Electrical, Mechanical, & General services and construction gross profit totaled $20.5 million for the fiscal year ended September 30, 2025, a $242,000 decrease from $20.8 million for the fiscal year ended September 30, 2024. The decrease in gross profit was primarily related to a large electrical project nearing completion at September 30, 2024 which was more profitable than expected while profit margins during the fiscal year ended September 30, 2025 were in line with expected profit margins over a larger volume of revenue.

Gross loss attributed to unallocated shop operations totaled $4.6 million for the fiscal year ended September 30, 2025, a $3.0 million increase from $1.6 million for the fiscal year ended September 30, 2024. The gross loss increase was primarily due to decreased internal equipment charges to projects for the fiscal year ended September 30, 2025, as compared to the prior fiscal year.

Selling and administrative expenses. Total selling and administrative expenses increased by $4.4 million to $34.6 million for the fiscal year ended September 30, 2025, from $30.1 million for the fiscal year ended September 30, 2024. The increase was primarily related to increased business opportunities and management hirings needed to secure and manage projects. Additionally, $1.9 million of the increase was related to Tribute, which was acquired on December 2, 2024, and included $608,000 related to the amortization of acquired intangible assets.

Income from operations. Income from operations was $4.2 million for the fiscal year ended September 30, 2025, a $15.6 million decrease from $30.1 million for the fiscal year ended September 30, 2024. The decrease was due to the items described above.

Other nonoperating expense. Other nonoperating expense increased by $203,000 or 942.8% to $225,000 for the fiscal year ended September 30, 2025, from $22,000 for the fiscal year ended September 30, 2024. The increase was primarily due to the receipt of a settlement from a former third-party administrator of the Company’s 401(k) retirement plan in the fiscal year ended September 30, 2024, which offset expenses, that did not repeat in the fiscal year ended September 30, 2025.

Income from lawsuit judgement. In the fiscal year ended September 30, 2024, the Company received $15.6 million from a lawsuit judgement against a former customer for work performed in a prior period.

Gain on sale of equipment. The net gain on the sale of equipment decreased by $178,000 or (68.0%) to $84,000 for the fiscal year ended September 30, 2025, from $261,000 for the fiscal year ended September 30, 2024. This decrease was primarily due to the Company sending more obsolete and underused equipment to auction during the fiscal year ended September 30, 2024 as compared to the fiscal year ended September 30, 2025.

Interest Expense. Interest expense increased by $1.0 million or 46.6% to $3.2 million for the fiscal year ended September 30, 2025, from $2.2 million for the fiscal year ended September 30, 2024. The increase was primarily due to the financing of the Tribute acquisition.

Net Income. Income before income taxes was $865,000 for the fiscal year ended September 30, 2025, compared to $33.5 million for the fiscal year ended September 30, 2024. The decrease was due to the items described above.

The income tax expense for the fiscal year ended September 30, 2025 was $485,000 as compared to $8.4 million for the fiscal year ended September 30, 2024. The decrease in income tax expense was due to a decrease in taxable income in the fiscal year ended September 30, 2025, as compared to the prior fiscal year.

The effective income tax rate for the fiscal year ended September 30, 2025 was 56.1%, as compared to 25.1% for the prior fiscal year. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income or loss, non-taxable and non-deductible expenses.

Net income for the fiscal year ended September 30, 2025 was $380,000 compared to $25.1 million for the fiscal year ended September 30, 2024. The decrease was due to the items described above.

Segment Results

The following table sets forth segment revenues, segment income (loss) from operations and operating margins for the periods indicated, as well as the dollar and percentage change from the prior period:

	Year Ended September 30,				Change
	2025		2024		$	%
Revenues:
Underground Infrastructure Construction	$222,966,841	54.2%	$189,104,106	53.7%	$33,862,735	17.9%
Industrial Construction	138,935,139	33.8%	104,054,034	29.6%	34,881,105	33.5%
Building Construction	49,099,393	11.9%	58,718,721	16.7%	(9,619,328)	(16.4)%
Consolidated revenues	$411,001,373	100.0%	$351,876,861	100.0%	$59,124,512	16.8%
Income (loss) from operations:
Underground Infrastructure Construction	$(1,934,020)	(0.9)%	$11,558,065	6.1%	$(13,492,085)	(116.7)%
Industrial Construction	9,199,801	6.6%	7,908,577	7.6%	1,291,224	16.3%
Building Construction	3,266,300	6.7%	4,889,181	8.3%	(1,622,881)	(33.2)%
Corporate and Non-Allocated Costs	(6,316,608)	(1.5)%	(4,520,577)	(1.3)%	(1,796,031)	39.7%
Consolidated income from operations	$4,215,473	1.0%	$19,835,246	5.6%	$(15,619,773)	(78.7)%

Underground Infrastructure Construction

Revenues. The $33.9 million increase in revenues for the year ended September 30, 2025 as compared to the prior fiscal year was primarily due to the Company’s focus on growing its natural gas and water distribution business lines.

(Loss) income from operations. The $13.5 million decrease in income from operations for the year ended September 30, 2025 as compared to the prior fiscal year was primarily due to the decreased profitability in water projects, integrating a new acquisition, and decreased volume of work and profitability from gas transmission projects.

Industrial Construction

Revenues. The $34.9 million increase in revenues for the year ended September 30, 2025 as compared to the prior fiscal year was primarily due to an increase in large construction projects awarded in the automotive and manufacturing industries.

Income from operations. The $1.3 million increase in income from operations for the year ended September 30, 2025 as compared to the prior fiscal year was primarily due to the increased volume in work awarded and completed in fiscal year 2025.

Building Construction

Revenues. The $9.6 million decrease in revenues for the year ended September 30, 2025 as compared to the prior fiscal year was primarily due to a concerted effort to focus on completing several large construction projects that were in backlog as of September 30, 2024.

Income from operations. The $1.6 million decrease in income from operations for the year ended September 30, 2025 as compared to the prior fiscal year was primarily due to the decreased volume of work completed in fiscal year 2025.

Corporate and Non-Allocated Costs

The $1.8 million increase in Corporate and Non-Allocated Costs for the year ended September 30, 2025 as compared to the prior fiscal year end was primarily due to additional management needed to support the organic and inorganic growth of the Company. The Company hired an additional controller to support an acquisition, a SOX (Sarbanes-Oxley) Compliance Officer, and a Risk Manager from a subsidiary. Additionally, the Company’s growth has led to increased legal and acquisition costs, SOX and financial audit fees, information technology and cybersecurity costs, and investor relations costs.

The Company’s disaggregated revenue does vary slightly from the Company’s segment reporting due to combining the Industrial and Building Construction into Electrical, Mechanical and General, and one legal entity in the Underground Infrastructure Construction segment that performs services other than underground construction that are included in Electrical, Mechanical and General. The volume of these services is not material to the Company’s segment reporting.

Comparison of Financial Condition at September 30, 2025 Compared to September 30, 2024.

The Company had total assets of $215.2 million at September 30, 2025, an increase of $57.0 million from the prior fiscal year-end balance of $158.2 million.

The aggregate balance of accounts receivable, retainages receivable, allowance for doubtful accounts and other receivables totaled $93.2 million at September 30, 2025, an increase of $24.4 million from the combined prior fiscal year-end balance of $68.8 million. The increase was primarily due to the timing of receivables, retainages, and receipts at the fiscal year ended September 30, 2025 as compared to the prior fiscal year end.

Net property, plant and equipment totaled $53.5 million at September 30, 2025, an increase of $15.3 million from the prior fiscal year-end balance of $38.1 million. Property, plant and equipment acquisitions totaled $28.4 million for the fiscal year 2025 while depreciation expense was $12.0 million, and the net impact of disposals was $1.1 million.

Contract assets totaled $34.5 million at September 30, 2025, an increase of $9.9 million from the prior fiscal year-end balance of $24.6 million. This increase was primarily due to the timing of project billings and related costs and estimated earnings in excess of billings at September 30, 2025, as compared to at September 30, 2024.

Goodwill and acquired intangible assets totaled $14.8 million at September 30, 2025, a $7.6 million increase from the prior fiscal year end balance of $7.2 million and was the result of an $8.5 million increase related to the acquisitions of Tribute and Rigney, partially offset by intangible asset amortization expense of $1.1 million for the fiscal year ended September 30, 2025.

Prepaid expenses and other totaled $5.0 million at September 30, 2025, an increase of $937,000 from the prior fiscal year-end balance of $4.1 million. The increase was primarily due to federal and state incomes taxes receivable and the increase of various prepaid insurance accounts at the fiscal year ended September 30, 2025, as compared to the prior fiscal year end.

Cash and cash equivalents totaled $12.2 million at September 30, 2025, a decrease of $684,000 from the prior fiscal year-end balance of $12.9 million. The decrease was primarily related to a net $29.4 million investment in Company acquisitions and investment in property and equipment, partially offset by a net $24.6 million provided by financing activities and a net $4.1 million provided by operating activities.

Right-of-use assets acquired from operating leases totaled $2.1 million net of amortization expense at September 30, 2025, a decrease of $477,000 from the prior fiscal year-end balance of $2.5 million. The decrease was primarily related to $1.4 million in right-of-use asset payments and, partially offset by $866,000 in right-of-use asset additions during the fiscal year ended September 30, 2025.

Liabilities totaled $156.0 million at September 30, 2025, an increase of $56.4 million from the prior fiscal year-end balance of $99.6 million.

The aggregate balance of current maturities of long-term debt and long-term debt totaled $61.8 million at September 30, 2025, an increase of $38.2 million from the prior fiscal year-end balance of $23.6 million. The increase was primarily due to a $20.3 million increase in line of credit borrowings, $16.0 million increase related to the Tribute acquisition and an $11.4 million increase related to equipment financing, partially offset by $9.3 million in long-term debt repayments.

Contract liabilities totaled $28.3 million at September 30, 2025, an increase of $11.4 million from the prior fiscal year-end balance of $17.0 million. This increase was due to increased billings in excess of costs and earnings when computing earned revenue on construction projects at September 30, 2025, as compared to at September 30, 2024.

Accounts payable totaled $30.7 million as of September 30, 2025, an increase of $7.1 million from the prior fiscal year-end balance of $23.7 million. The increase was due to more work in progress at the end of the fiscal year ended September 30, 2025, as compared to the prior fiscal year-end.

Accrued expenses and other current liabilities totaled $15.9 million at September 30, 2025, an increase of $2.1 million from the prior fiscal year-end balance of $13.9 million. The decrease was primarily due to increased labor and burden expenses incurred towards the end of the fiscal year 2025, as compared to fiscal 2024.

Net deferred income tax payable totaled $6.8 million at September 30, 2025, an increase of $263,000 from the prior fiscal year-end balance of $6.5 million. The decrease was primarily related to an increase in the net operating loss carry forward at the fiscal year ended September 30, 2025.

Current maturities of lines of credit and short-term borrowings totaled $10.4 million at September 30, 2025, an increase of $109,000 from the prior fiscal year-end balance of $10.3 million. The increase was due to $109,000 in accrued interest on PPP loan debt.

Income taxes payable totaled $0 at September 30, 2025, a decrease of $2.2 million from the prior fiscal year-end balance of $2.2 million primarily due to a decrease in taxable income for the fiscal year ended September 30, 2025 and compared to the fiscal year ended September 30, 2024.

Current and long-term operating lease liabilities totaled $2.0 million at September 30, 2025, a decrease of $489,000 from the prior fiscal year end balance of $2.5 million. The decrease was primarily related to $1.4 million in operating lease payments, partially offset by $866,000 in additions during the fiscal year ended September 30, 2025.

Shareholders’ equity totaled $59.2 million at September 30, 2025, an increase of $542,000 from the prior fiscal year-end balance of $58.7 million. The increase was primarily due to $380,000 in net income, a $2.9 million increase in equity related to common shares issued as consideration in acquisitions, an $81,000 increase in equity related to the vesting of common shares from restricted stock awards, partially offset by $2.0 million in cash dividend payments and $844,000 in stock repurchases by the Company.

Liquidity and Capital Resources

Operating Line of Credit

In July 2025, the Company renewed its $30.0 million line of credit with a maturity date of June 28, 2027. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%.

The line of credit is limited to a borrowing base calculation as summarized below:

	September 30, 2025	September 30, 2024
Eligible borrowing base	$27,657,997	$25,089,446

Borrowed on line of credit	24,750,000	4,500,000

Line of credit balance available	$2,907,997	$20,589,446

Interest rate	7.25%	8.5%

The Company’s $24.8 million and $4.5 million line of credit borrowings are recorded as a long-term debt as of September 30, 2025 and 2024, respectively.

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

The Company’s lender has agreed to omit the effect of the PPP loan restatement from the Company’s covenant compliance calculations while a final decision on PPP loan forgiveness remains in question. The Company was not in compliance with all covenants at September 30, 2025 and received a waiver from its lender. The Company projects to meet all covenant requirements for the next twelve months.

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

During July 2023, management received notification from the SBA that two additional forgiveness applications related to the PPP Loans were under review. As part of the review, the SBA requested information regarding the ability of the Company’s affiliates to meet SBA size standards and/or PPP corporate maximum limits. The requested information was subsequently provided to the SBA through the Lender. As of September 30, 2025, there have been no further requests or communications from the SBA relating to the PPP Loans.

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

Long-Term Debt

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with a bank to purchase the office building and property it had previously been leasing. The interest rate on this loan agreement is 4.82% with monthly payments of $7,800. The interest rate on this note is subject to change from time to time based on changes in the U.S. Treasury yield, adjusted to a constant maturity of three years as published by the Federal Reserve weekly. As of September 30, 2025, the Company had made principal payments of $490,000. The loan is collateralized by the building purchased under this agreement. The note is currently held by Peoples Bank, Inc.

On December 31, 2020, West Virginia Pipeline Acquisition Company, later renamed West Virginia Pipeline, Inc., entered into a $3.0 million sellers’ note agreement with David and Daniel Bolton for the remaining purchase price of West Virginia Pipeline, Inc. For the purchase price allocation, the $3.0 million note had a fair value of $2.85 million. As part of the $6.35 million acquisition price, the Company paid $3.5 million in cash in addition to the note. The unsecured five-year term note requires annual payments of at least $500,000 with a fixed interest rate of 3.25% on the $3.0 million sellers’ note, which equates to 5.35% on the carrying value of the note. As of September 30, 2025, the Company had made annual installment payments of $2.5 million.

On April 2, 2021, the Company entered into a $3.5 million Non-Revolving Note agreement with United Bank. This five-year agreement repaid the outstanding $3.5 million line of credit that was used for the down payment on the West Virginia Pipeline acquisition. This loan has monthly installment payments of $64,853 and has a fixed interest rate of 4.25%. The loan is collateralized by the Company’s equipment and receivables. As of September 30, 2025, the Company had made principal payments of $3.1 million.

On April 29, 2022, the Company entered into a $7.5 million Non-Revolving Note agreement with United Bank. This five-year agreement was used to finance the purchase of Tri-State Paving and has monthly payments of $129,910 with a fixed interest rate of 4.25%. As of September 30, 2025, the Company had made principal payments of $4.5 million.

On April 29, 2022, the Company entered into a $1.0 million promissory note agreement with Corns Enterprises, a related party, as partial consideration for the purchase of Tri-State Paving. David E. Corns continued his role as President of the Company’s Tri-State Paving Subsidiary until his retirement in May 2025. This four-year agreement requires $250,000 principal installment payments on or before the end of each twelve (12) full calendar month period beginning April 29, 2022. Interest payments due will be calculated on the principal balance remaining and shall be at the stated rate of 3.5% per year. The Company has made $750,000 in principal payments on this note as of September 30, 2025.

On October 10, 2022, the Company entered into a $3.1 million promissory note agreement with United Bank. This five-year agreement financed the previous cash value of equipment purchased in the Ryan Construction acquisition. This loan has monthly installment payments of $60,000 and has a fixed interest rate of 6.0%. The loan is collateralized by the Company’s equipment and receivables. As of September 30, 2025, the Company had made principal payments of $1.7 million.

On June 1, 2023, the Company entered into a $9.3 million Non-Revolving Note agreement with United Bank. This five-year agreement gave the Company access to a $9.3 million line of credit (“Equipment Line of Credit 2023”), specifically for the purchase of equipment, for a period of six months with a fixed interest rate of 7.25%. After six months, all borrowings against the Equipment Line of Credit 2023 converted to a fifty-four-month term note agreement with a fixed interest rate of 7.25%. The loan is collateralized by the equipment purchased under this agreement. As of September 30, 2025, the Company had borrowed $9.3 million against this line of credit and made $3.4 million in principal payments.

On August 8, 2024, the Company entered into a $5.0 million Non-Revolving Note agreement with United Bank. This five-year agreement gave the Company access to a $5.0 million equipment line of credit, specifically for the purchase of equipment, for a period of twelve months with a variable interest rate based on the “Wall Street Journal” Prime Rate (the index) and initially at 8.5%. After twelve months, all borrowings against the equipment line of credit were converted to a forty-eight month term note agreement with a fixed interest rate equal to the “U.S. Treasury Rate” plus 2.75% per annum. The loan is collateralized by the equipment purchased under this agreement. As of September 30, 2025, the Company had borrowed $5.0 million against this equipment line of credit and made repayments of $90,000 in principal payments.

On December 2, 2024, the Company entered into a $16.0 million loan agreement with United Bank to finance the acquisition of Tribute. This six-year agreement has monthly payments of $272,000 including a fixed interest rate of 6.9%. As of September 30, 2025, the Company had made $1.8 million in principal payments.

On September 30, 2025, the Company entered into a $500,000 sellers’ note agreement with Joe and Cathy Rigney for the remaining purchase price of Rigney Digital Systems Ltd. For the purchase price allocation, the $500,000 note had a fair carrying value of $461,000. As part of the $4.6 million acquisition price, the Company paid $3.0 million in cash in addition to the note and issued $1.0 million in common shares of the Company’s stock. The unsecured five-year term note requires a $500,000 payment at the end of the term with monthly interest paid at a fixed interest rate of 5.0% on the $3.0 million sellers’ note, which equates to 7.05% on the carrying value of the note.

At September 30, 2025, future expected payments due on short-term and long-term debt are as follows:

2026	$21,948,182
2027	34,649,826
2028	6,552,086
2029	4,291,722
2030	3,637,104
Thereafter	1,125,293
$72,204,213

As of September 30, 2025, the Company had $12.2 million in cash and $46.9 million in working capital (defined as current assets less current liabilities).

Leases

The Company leases office space for SQP for $1,500 per month. The lease, which was originally signed on March 25, 2021, is for a period of two years with five one-year renewals available immediately following the end of the base term. As of September 30, 2025, the Company has only committed to one-year renewals and is evaluating whether to renew for additional periods.

The Company has two right-of-use operating leases acquired on April 29, 2022, as part of the Tri-State Paving, LLC transaction. The first operating lease, for the Hurricane, West Virginia facility, had a net present value of $236,000 at inception, and a carrying value of $0 at September 30, 2025. The 4.5% interest rate on the operating lease is based on the Company’s incremental borrowing rate at inception. The Company signed a one-year renewal after the lease expired and as of September 30, 2025 is evaluating whether to renew for additional periods.

The second operating lease, for the Chattanooga, Tennessee facility, had a net present value of $144,000 at inception, and expired on August 31, 2024. The lease was renewed for a two-year period with a net present value of $140,000 and had a carrying value of $50,000 at September 30, 2025. The 8.5% interest rate on the operating lease is based on the Company’s incremental borrowing rate at inception.

The Company has a right-of-use operating lease with Enterprise acquired on August 11, 2022, as part of the Ryan Environmental acquisition. This lease agreement was initially for thirty-one vehicles with a net present value of $1.2 million. The Company subsequently netted fifty-one additional leased vehicles. The right-of-use operating lease had a carrying value of $1.9 million at September 30, 2025. Each vehicle leased under the master lease program has its own implicit rate.

The Company has a right-of-use operating lease acquired on March 28, 2023. This lease, for the Winchester, Kentucky facility, had a net present value of $290,000 at inception and a carrying value of $44,000 at September 30, 2025. The 7.5% interest rate on the operating lease is based on the Company’s incremental borrowing rate at inception.

The maturities of the Company’s operating lease liabilities at September 30, 2025 are as follows:

2026	$1,291,116
2027	799,632
2028	308,279
2029	101,426
2,500,453
Less amounts representing interest	(456,811)
Present value of operating lease liabilities	$2,043,642

Off-Balance Sheet Transactions

Due to the nature of our industry, we often enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected on our balance sheets. Though for the most part not material in nature, some of these are:

Rental Agreements

The Company rents equipment for use on construction projects with rental agreements being week to week or month to month. Rental expense can vary by the fiscal year due to equipment requirements on construction projects and the availability of Company owned equipment. Rental expense, which is included in cost of goods sold on the consolidated statements of income, was $22.9 million and $16.3 million for the twelve months ended September 30, 2025, and 2024, respectively.

Letters of Credit

Certain of our customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors, vendors, etc. on various customer projects. At September 30, 2025, the Company did not have any outstanding letters of credit.

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

Currently, the Company has an agreement with a surety company to provide bonding which will suit the Company’s immediate needs. The ability to obtain bonding for future contracts is an important factor in the contracting industry with respect to the type and value of contracts that can be bid on. Depending upon the size and conditions of a particular contract, the Company may be required to post letters of credit or other collateral in favor of the insurer. Posting these letters or other collateral will reduce our borrowing capabilities. The Company does not anticipate any claims in the foreseeable future. At September 30, 2025, the Company had $84.3 million in performance bonds outstanding.

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

Please see the tables below for customers that represent 10.0% or more of the Company’s revenue or accounts receivable, net of retention as of or for the fiscal years ended September 30, 2025, and 2024:

	Twelve Months Ended	Twelve Months Ended
Revenue	September 30, 2025	September 30, 2024
TransCanada Corporation	*	10.4%
All other	100.0%	89.6%
Total	100.0%	100.0%

* Less than 10.0% and included in “All other” if applicable

Accounts receivable, net of retention	at September 30, 2025	at September 30, 2024
TransCanada Corporation	13.9%	*
All other	86.1%	100.0%
Total	86.1%	100.0%

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

Litigation

On November 12, 2021, the Company received a withdrawal liability claim from a pension plan to which the Company made pension contributions for union construction employees performing covered work in a particular jurisdiction. The Company has not performed covered work in their jurisdiction since 2011; however, the Company disagrees with the withdrawal claim and believes it is covered by an exemption under federal law. The demand called for thirty-four quarterly installment payments of $41,000 starting December 15, 2021. The Company complied with the demand according to federal pension law; however, the Company firmly believes no withdrawal liability exists. The Company is in negotiations with the pension fund to resolve the matter and all future payments have been suspended as part of the negotiation. The Company has expensed all $164,000 in payments made through September 30, 2022 and does not expect any future liabilities related to this claim. The Company did not make any payments during the twelve months ended September 30, 2025 or 2024.

Other than described above, at September 30, 2025, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties, or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At September 30, 2025, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

On April 29, 2022, the Company entered into a $1.0 million promissory note agreement with Corns Enterprises as partial consideration for the purchase of Tri-State Paving. This four-year agreement requires $250,000 principal installment payments on or before the end of each twelve (12) full calendar month period beginning April 29, 2022. Interest payments due will be calculated on the principal balance remaining and will be at the stated rate of 3.5% per year. The Company has made $750,000 in principal payments on this note as of September 30, 2025.

Subsequent to the April 29, 2022 acquisition of Tri-State Paving, the Company entered into an operating lease for facilities in Hurricane, West Virginia with Corns Enterprises. This thirty-six-month lease is treated as a right to use asset and has payments of $7,000 per month. The total net present value at inception was $236,000 with no carrying value at September 30, 2025. The Company signed a one-year renewal after the lease expired and as of September 30, 2025 is evaluating whether to renew for additional periods. In May 2025, David E. Corns, member of Corns Enterprises and President of Tri-State Paving, retired.

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

CJ Hughes entered into an agreement, cancelable at any time, with Construction Specialty Services (“CSS”), which is owned by Chuck Austin, the President of CJ Hughes. CSS rents equipment, periodically, to and as requested by CJ Hughes. The equipment rental rates are below the rates that the equipment can be rented from any unaffiliated rental company. CJ Hughes is not obliged to rent any equipment and does so only when CJ Hughes does not have equipment available of its own and would otherwise need to rent such equipment as the demand increases throughout the construction season. In the fiscal years 2024 and 2025, the rental amounts for these specific years were $339,000, and $318,000, respectively.

Other than mentioned above, there were no new material related party transactions entered into during the fiscal year ended September 30, 2025.

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

Inflation

Most significant project materials, such as pipe or electrical wire, are provided by the Company’s customers. When possible, the Company attempts to lock in pricing with vendors and include qualifications regarding material cost increases in bids. Where allowed by contract, the Company will address fuel cost increases with customers. Significant inflation or supply chain issues could cause customers to delay or cancel planned projects; however, inflation did not have a significant effect on our results for the twelve months ended September 30, 2025, and 2024.

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

The following table presents our costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings at September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Costs incurred on contracts in progress	$471,208,654	$347,180,901
Estimated earnings, net of estimated losses	71,159,322	59,349,378
	542,367,976	406,530,279
Less billings to date	536,231,730	398,885,475
	$6,136,246	$7,644,804

Costs and estimated earnings in excess of billed on
uncompleted contracts	$34,455,011	$24,595,792
Less billings in excess of costs and estimated earnings on
uncompleted contracts	28,318,765	16,950,988

	$6,136,246	$7,644,804

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

Materially incorrect estimates of bad debt reserves could result in an unexpected loss in profitability for the Company. Additionally, frequently changing reserves could be an indication of risky or unreliable customers. At September 30, 2025, management review deemed that the allowance for doubtful accounts was adequate.

Please see the allowance for doubtful accounts table below:

	September 30, 2025	September 30, 2024
Balance at beginning of period	$738,526	$51,063
Charged to expense	423,750	687,463
Deductions for uncollectible receivables written off, net of recoveries	(640,660)	—
Balance at end of period	$521,616	$738,526

Impairment of goodwill and intangible assets

The Company follows the guidance of Accounting Standards Codification (“ASC”) 350-20-35-3 “Intangibles-Goodwill and Other (Topic 350)” which requires a company to record an impairment charge based on the excess of a reporting unit’s carrying amount of goodwill over its fair value. Under the current guidance, companies can first choose to assess any impairment based on qualitative factors (Step 0). If a company fails this test or decides to bypass this step, it must proceed with a quantitative assessment of goodwill impairment. The Company did not have a goodwill impairment at September 30, 2025.

Materially incorrect estimates could cause an impairment of goodwill or intangible assets and result in a loss in profitability for the Company.

A table of the Company’s intangible assets subject to amortization is below:

			Accumulated	Accumulated	Amortization and	Amortization and
	Remaining Life		Amortization and	Amortization and	Impairment	Impairment	Net Book	Net Book
	(in months) at		Impairment at	Impairment at	Twelve Months Ended	Twelve Months Ended	Value at	Value at
	September 30,	Original	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Intangible assets:	2025	Cost	2025	2024	2025	2024	2025	2024
West Virginia Pipeline:
Customer relationships	63	$2,209,724	1,049,610	$828,630	220,980	220,969	$1,160,114	$1,381,094
Tradename	63	263,584	125,215	98,863	26,352	26,363	138,369	164,721
Non-competes	—	83,203	83,203	83,203	—	—	—	—

Heritage Painting
Customer relationships	45	121,100	30,270	6,054	24,216	6,054	90,830	115,046

Tri-State Paving:
Customer relationships	79	1,649,159	563,463	398,547	164,916	164,916	1,085,696	1,250,612
Tradename	79	203,213	69,431	49,110	20,321	20,321	133,782	154,103
Non-competes	—	39,960	39,960	39,960	—	—	—	—

Tribute Contracting & Consultants
Non-compete 1	110	520,000	43,333	—	43,333	—	476,667	—
Non-compete 2	86	10,000	1,042	—	1,042	—	8,958	—
Tradename	50	80,000	13,333	—	13,333	—	66,667	—
Backlog	14	1,320,000	550,000	—	550,000	—	770,000	—

Rigney Digital Systems
Tradename	132	657,100	—	—	—	—	657,100	—
Backlog	24	260,600	—	—	—	—	260,600	—
Non-compete	120	46,300	—	—	—	—	46,300	—

Total intangible assets		$7,463,943	$2,568,860	$1,504,367	$1,064,493	$438,623	$4,895,083	$3,065,576

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

The Company’s depreciation expense for the twelve months ended September 30, 2025 and 2024 was $12.0 million and $8.5 million, respectively. In general, depreciation is included in “cost of revenues” on the Company’s consolidated statements of income.

The Company’s amortization expense for the twelve months ended September 30, 2025 and 2024 were $1,064,493 and $438,623, respectively. In general, amortization is included in “cost of revenues” on the Company’s consolidated statements of income.

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

The income tax expense for the fiscal year ended September 30, 2025 was $485,000 as compared to $8.4 million for the fiscal year ended September 30, 2024. The decrease in income tax expense was due to an decrease in taxable income for the fiscal year ended September 30, 2025, as compared to the fiscal year ended September 30, 2024.

The effective income tax rate for the fiscal year ended September 30, 2025 was 56.1%, as compared to an effective income tax rate of 25.1% for the fiscal year ended September 30, 2024. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income or loss, non-taxable and non-deductible expenses.

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

New Accounting Pronouncements

In November 2024, the FASB issued an update that requires incremental disclosures about specific expense categories. Entities are required to disclose in the notes to financial statements the amounts of purchases of inventory, employee compensation, depreciation, intangible asset amortization and selling expenses included in each relevant expense caption of the statements of operations. The standard also requires disclosure of the amount, and a qualitative description of, other items remaining in relevant expense captions that are not separately disaggregated. This update is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption and both prospective and retrospective application are permitted. The Company is currently assessing the effect of this update.

In December 2023, the FASB issued an update that expands disclosures for tax rate reconciliation tables, primarily by requiring disaggregation of income taxes paid by jurisdiction, as well as greater disaggregation within the rate reconciliation. This update is effective for fiscal years beginning after December 15, 2024 and interim periods within fiscal years beginning after December 15, 2025. Early adoption and retrospective application are permitted. The Company is currently assessing the effect of this update.

Subsequent Events

On October 15, 2025, the Company paid a quarterly dividend of $0.03 per share to holders of record as of October 6, 2025.

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

Management has used the framework set forth in the report entitled “Internal Control–Integrated Framework 2013” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has not identified any material weakness in the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2025.

Changes in Internal Controls Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

Urish Popeck & Co., LLC, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an attestation report on our internal control over financial reporting. Such report is included in Item 8 of this Annual Report and incorporated by reference herein.

ITEM 9B.     Other Information

During the fourth fiscal quarter of 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

The information contained under the sections captioned “Proposal I – Election of Directors” in the Company’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of September 30, 2025 (the “Proxy Statement”) is incorporated herein by reference.

ITEM 11.     Executive Compensation

The information contained under the section captioned “Proposal I – Election of Directors – Executive and Director Compensation” in the definitive Proxy Statement is incorporated herein by reference.

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)Securities Authorized for issuance under Stock-Based Compensation Plans

The following table presents certain information regarding our Equity Compensation Plan in effect as of September 30, 2025:

	Number of securities to be		Number of securities
	issued upon exercise of	Weighted average	remaining available for
Plan	outstanding options and rights	exercise price	issuance under plan
Equity compensation plans approved by stockholders	—	—	1,431,469
Equity compensation plans not approved by stockholders	—	—	—
Total	—	—	1,431,469

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

PART IV

ITEM 15.     Exhibits and Financial Statement Schedules

The exhibits and financial statement schedules filed as a part of this Annual Report on Form 10-K are as follows:

(a)(1)	Consolidated Financial Statements
Energy Services of America Corporation
	Report of Independent Registered Public Accounting Firm (PCAOB ID 1013)	F-1
	Consolidated Balance Sheets, September 30, 2025 and September 30, 2024.	F-4
	Consolidated Statements of Income, Years Ended September 30, 2025 and September 30, 2024.	F-5
	Consolidated Statements of Cash Flows, Years Ended September 30, 2025 and September 30, 2024.	F-6
	Consolidated Statements of Changes in Shareholders’ Equity, Years Ended September 30, 2025 and September 30, 2024.	F-7
	Notes to Consolidated Financial Statements.	F-9
(a)(2)	Consolidated Financial Statement Schedules
No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.
(a)(3)	Exhibits

Exhibit No.	Description
2.1	Asset Purchase Agreement dated October 30, 2024 (9)
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment to the Registrant’s Certificate of Incorporation (1)
3.4	Certificate of Designations Series A Preferred Stock (4)
4.1	Form of Certificate of Common Stock (1)
4.2	Description of Common Stock (5)
10.1	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (1)
10.2	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders (1)
10.3	Form of Letter Agreement between Chapman Printing Co. and the Registrant regarding administrative support (1)
10.4	Form of Amended Registration Rights Agreement among the Registrant and the Initial Stockholders (1)
10.5	Energy Services of America Corporation Employee Stock Purchase Plan (2)
10.6	Energy Services of America Corporation 2022 Equity Incentive Plan (7)
14	Code of Ethics (1)
16.1	Letter of Baker Tilly US, LLP dated February 20, 2024 (8)
19	Insider Trading Policy (6)
21	List of subsidiaries
23.1	Consent of Urish Popeck & Co., LLC
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Policy Related to Recovery of Erroneously Awarded Compensation (6)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1)

Incorporated by reference to the Registration Statement on Form S-1 of Energy Services of America Corp. (file no. 333-133111), originally filed with the Securities and Exchange Commission on April 7, 2006, as amended.

(2)Filed as Appendix A to the Schedule 14-A filed with the Securities and Exchange Commission on October 16, 2008.

(3)	Filed as Appendix A to the Schedule 14-A filed with the Securities and Exchange Commission on July 2, 2010.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2013.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 20, 2019.
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 19, 2024.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2022.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2024.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2024.

(b) The exhibits listed under (a)(3) above are filed herewith.

(c) Not applicable.

ITEM 16.     Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY SERVICES OF AMERICA CORPORATION

Date: December 15 2025	By:	/s/ Douglas V. Reynolds
Douglas V. Reynolds
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Position	Date

By	/s/ Marshall T. Reynolds	Chairman of the Board	December 15 2025
Marshall T. Reynolds

By	/s/ Jack Reynolds	Director	December 15 2025
Jack R. Reynolds

By	/s/ Charles P. Crimmel	Chief Financial Officer	December 15 2025
	Charles P. Crimmel	(Principal Financial and Accounting Officer)

By	/s/ Amy E. Abraham	Director
	Amy E. Abraham		December 15 2025

By	/s/ Joseph L. Williams	Director	December 15 2025
Joseph L. Williams

By	/s/ Mark S. Prince	Director	December 15 2025
Mark S. Prince

By	/s/ Frank S. Lucente	Director	December 15 2025
Frank S. Lucente

By	/s/ Patrick J. Farrell	Director	December 15 2025
Patrick J. Farrell

By	/s/ Douglas V. Reynolds	President and Chief	December 15 2025
	Douglas V. Reynolds	Executive Officer, and Director
(Principal Executive Officer)

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Energy Services of America Corporation

Huntington, West Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Energy Services of America Corporation (the “Company”) as of September 30, 2025 and 2024, the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 15, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

/s/ Urish Popeck & Co., LLC

We have served as the Company’s auditor since 2024.

Pittsburgh, Pennsylvania

December 15, 2025

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Energy Services of America Corporation

Huntington, West Virginia

Opinion on Internal Control over Financial Reporting

We have audited Energy Services of America Corporation’s (the “Company’s”) internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2025 and 2024, the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes and our report dated December 15, 2025 expressed an unqualified opinion thereon.

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

/s/ Urish Popeck & Co., LLC

Pittsburgh, Pennsylvania

December 15, 2025

ENERGY SERVICES OF AMERICA CORPORATION

CONSOLIDATED BALANCE SHEETS

As of September 30, 2025 and 2024

	2025	2024
Assets
Current assets
Cash and cash equivalents	$12,241,408	$12,926,036
Accounts receivable-trade	76,570,064	56,802,844
Allowance for doubtful accounts	(521,616)	(738,526)
Retainages receivable	16,049,557	11,704,281
Other receivables	1,103,687	1,047,952
Contract assets	34,455,011	24,595,792
Prepaid expenses and other	5,025,476	4,088,550
Total current assets	144,923,587	110,426,929

Property, plant and equipment, at cost	115,448,972	91,885,621
less accumulated depreciation	(61,981,005)	(53,749,907)
Total fixed assets	53,467,967	38,135,714

Right-of-use assets-operating leases	2,054,615	2,531,227
Intangible assets, net	4,895,083	3,065,576
Goodwill	9,865,804	4,087,554

Total assets	$215,207,056	$158,247,000

Liabilities and shareholders’ equity
Current liabilities
Current maturities of long-term debt	$11,546,816	$6,372,915
Current maturities of lines of credit and short term borrowings	10,401,366	10,292,676
Current maturities of operating lease liabilities	1,061,021	907,503
Accounts payable	30,732,523	23,673,659
Accrued expenses and other current liabilities	15,918,593	13,855,533
Contract liabilities	28,318,765	16,950,988
Income tax payable	—	2,195,278
Total current liabilities	97,979,084	74,248,552

Long-term debt, less current maturities	50,256,031	17,187,992
Long-term operating lease liabilities, less current maturities	982,621	1,625,424
Deferred tax liability	6,753,527	6,490,888
Total liabilities	155,971,263	99,552,856

Shareholders’ equity

Common stock, $.0001 par value Authorized 50,000,000 shares, 18,111,146 issued and 16,715,026 outstanding at September 30, 2025 and 17,860,413 issued and 16,570,685 outstanding at September 30, 2024	1,813	1,790

Treasury stock, 1,396,120 shares at September 30, 2025 and 1,289,728 at September 30, 2024	(143)	(133)

Additional paid in capital	62,450,414	60,282,921
Retained deficit	(3,216,291)	(1,590,434)
Total shareholders’ equity	59,235,793	58,694,144
Total liabilities and shareholders’ equity	$215,207,056	$158,247,000

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

For the years ended September 30, 2025 and 2024

	2025	2024
Revenue	$411,001,373	$351,876,861

Cost of revenue	372,225,660	301,922,545

Gross profit	38,775,713	49,954,316

Selling and administrative expenses	34,560,240	30,119,070
Income from operations	4,215,473	19,835,246

Other income (expense)
Proceeds from lawsuit judgement	—	15,634,499
Other nonoperating expense	(224,843)	(21,561)
Interest expense	(3,209,300)	(2,188,609)
Gain on sale of equipment	83,552	261,102
	(3,350,591)	13,685,431

Income before income taxes	864,882	33,520,677

Income tax expense	485,174	8,415,667

Net income	379,708	25,105,010

Weighted average shares outstanding-basic	16,643,495	16,570,289

Weighted average shares-diluted	16,686,283	16,608,038

Earnings per share
available to common shareholders	$0.02	$1.52

Earnings per share-diluted
available to common shareholders	$0.02	$1.51

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended September 30, 2025 and 2024

	2025	2024
Cash flows from operating activities:
Net income	$379,708	$25,105,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	11,962,424	8,539,400
Accreted interest on PPP loans	99,860	108,356
Gain on sale of equipment	(83,552)	(261,102)
Provision for deferred taxes	262,639	(379,622)
Provision for bad debts	423,750	687,463
Vested restricted stock award compensation	105,119	35,556
Repurchases of shares for tax withholding	(24,321)	—
Amortization of intangible assets	1,064,493	438,623
Accreted interest on note payable	60,000	61,477
Increase in accounts receivable-trade	(14,734,342)	(5,582,886)
Increase in retainage receivable	(1,574,246)	(4,114,532)
Decrease (increase) in other receivables	1,653,111	(530,984)
Increase in contract assets	(8,143,235)	(8,640,572)
Increase in prepaid expenses and other	(936,926)	(568,372)
Increase in accounts payable	3,581,993	1,647,020
(Decrease) increase in accrued expenses and other current liabilities	(646,233)	2,924,182
Increase (decrease) increase in contract liabilities	10,686,764	(792,013)
Net cash provided by operating activities	4,137,006	18,677,004

Cash flows from investing activities:
Investment in property and equipment	(6,354,069)	(8,755,349)
Acquisition of Heritage Painting	—	(300,000)
Acquisition of Rigney Digital Systems	(3,000,000)	—
Acquisition of Tribute Contracting & Consultants, net of cash acquired of $1,700,000	(21,252,464)	—
Proceeds from sales of property and equipment	1,178,674	1,058,343
Net cash used in investing activities	(29,427,859)	(7,997,006)

Cash flows from financing activities:
Proceeds from long-term debt	16,000,000	—
Borrowings on lines of credit and short term debt, net of (repayments)	20,258,830	(9,663,150)
Treasury stock purchased	(844,230)	(41,380)
Cash dividend on common stock	(1,504,223)	(994,031)
Principal payments on long-term debt	(9,304,152)	(3,486,973)
Net cash provided by (used in) financing activities	24,606,225	(14,185,534)

Decrease in cash and cash equivalents	(684,628)	(3,505,536)
Cash and cash equivalents beginning of period	12,926,036	16,431,572
Cash and cash equivalents end of period	$12,241,408	$12,926,036

Supplemental schedule of noncash investing and financing activities:
Purchases of property & equipment under financing agreements	$1,869,965	$1,195,682
Debt assumed in Rigney acquisition for equipment	$115,165	$—
Sellers’ note Rigney acquisition	$461,000	$—
Line of credit moved to long-term note for equipment purchases	$5,000,000	$812,915
Common dividends declared but not paid	$501,342	$—
Net operating lease right-of-use assets received in exchange for operating lease liabilities	$630,750	$265,941
Common stock issued in Tribute Contracting & Consultants acquisition	$1,906,517	$—
Common stock issued in Rigney Digital Systems acquisition	$1,024,421	$—

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$2,957,914	$2,074,246
Income taxes	$2,766,415	$7,008,491

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended September 30, 2025 and 2024

						Total
	Common Stock		Additional Paid	Retained	Treasury	Shareholders’
	Shares	Amount	in Capital	Deficit	Stock	Equity

Balance at September 30, 2024	16,570,685	$1,790	$60,282,921	$(1,590,434)	$(133)	$58,694,144

Net income	—	—	—	853,733	—	853,733

Dividends on common stock ($0.03 per share on 16,705,457 shares)	—	—	—	(501,164)	—	(501,164)

Common shares issued as part of acquisition	134,772	13	1,906,504	—	—	1,906,517

Balance at December 31, 2024	16,705,457	$1,803	$62,189,425	$(1,237,865)	$(133)	$60,953,230

Net loss	—	—	—	(6,798,418)	—	(6,798,418)

Dividends on common stock ($0.03 per share on 16,716,809 shares)	—	—	—	(501,504)	—	(501,504)

Vested restricted stock award	11,352	—	32,758	—	—	32,758

Balance at March 31, 2025	16,716,809	$1,803	$62,222,183	$(8,537,787)	$(133)	$53,686,066

Net income	—	—	—	2,081,629	—	2,081,629

Dividends on common stock ($0.03 per share on 16,718,515 shares)	—	—	—	(501,555)	—	(501,555)

Vested restricted stock award	1,706	—	26,130	—	—	26,130

Treasury stock purchased by company	(106,392)	—	(844,220)	—	(10)	(844,230)

Balance at June 30, 2025	16,612,123	$1,803	$61,404,093	$(6,957,713)	$(143)	$54,448,040

Net income	—	—	—	4,242,764	—	4,242,764

Dividends on common stock ($0.03 per share on 16,711,399 shares)	—	—	—	(501,342)	—	(501,342)

Vested restricted stock award	4,739	—	46,231	—	—	46,231

Repurchases of shares for tax withholding	(1,112)	—	(24,321)	—	—	(24,321)

Common shares issued as part of acquisition	99,276	10	1,024,411	—	—	1,024,421

Balance at September 30, 2025	16,715,026	$1,813	$62,450,414	$(3,216,291)	$(143)	$59,235,793

						Total
	Common Stock		Additional Paid	Retained	Treasury	Shareholders’
	Shares	Amount	in Capital	Deficit	Stock	Equity

Balance at September 30, 2023	16,567,185	$1,789	$60,288,745	$(25,701,413)	$(132)	$34,588,989

Net income	—	—	—	2,042,195	—	2,042,195

Dividends on common stock ($0.06 per share on 16,567,185 shares)	—	—	—	(994,031)	—	(994,031)

Balance at December 31, 2023	16,567,185	$1,789	$60,288,745	$(24,653,249)	$(132)	$35,637,153

Net loss	—	—	—	(1,108,828)	—	(1,108,828)

Vested restricted stock award	10,401	1	35,555	—	—	35,556

Balance at March 31, 2024	16,577,586	1,790	60,324,300	(25,762,077)	(132)	34,563,881

Net income	—	—	—	17,513,627	—	17,513,627

Treasury stock purchased by company	(6,901)	—	(41,379)	—	(1)	(41,380)

Balance at June 30, 2024	16,570,685	1,790	60,282,921	(8,248,450)	(133)	52,036,128

Net income	—	—	—	6,658,016	—	6,658,016

Balance at September 30, 2024	16,570,685	$1,790	$60,282,921	$(1,590,434)	$(133)	$58,694,144

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

ENERGY SERVICES OF AMERICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION:

Energy Services of America Corporation (“Energy Services” or the “Company”), formed in 2006, is a contractor and service company that operates primarily in the mid-Atlantic and central regions of the United States and provides services to customers in the natural gas, petroleum, water distribution, automotive, chemical, and power industries. For the gas industry, the Company is primarily engaged in the construction, replacement and repair of natural gas pipelines and storage facilities for utility companies and private natural gas companies. Energy Services is involved in the construction of both interstate and intrastate pipelines, with an emphasis on the latter. For the oil industry, the Company provides a variety of services relating to pipeline, storage facilities and plant work. For the power, chemical, and automotive industries, the Company provides a full range of electrical and mechanical installations and repairs including substation and switchyard services, site preparation, equipment setting, pipe fabrication and installation, packaged buildings, transformers, and other ancillary work with regards thereto. Energy Services’ other pipeline services include corrosion protection services, horizontal drilling services, liquid pipeline construction, pump station construction, production facility construction, water and sewer pipeline installations, various maintenance and repair services and other services related to pipeline construction. The Company has also added the ability to perform civil and general contracting services.

The Company had consolidated operating revenues of $411.0 million for the fiscal year ended September 30, 2025, of which 47.9% was attributable to electrical, mechanical, and general contract services, 15.7% to gas and petroleum transmission projects, and 36.4% to gas & water distributions services. The Company had consolidated operating revenues of $351.9 million for the fiscal year ended September 30, 2024, of which 53.2% was attributable to electrical, mechanical, and general contract services, 23.5% to gas and petroleum transmission projects, and 23.3% to gas & water distributions services.

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

Principles of Consolidation

The consolidated financial statements of Energy Services include the accounts of Energy Services, its wholly owned subsidiaries West Virginia Pipeline, SQP, Ryan Construction, Tri-State Paving, Tribute and C.J. Hughes and its subsidiaries, Contractors Rental, Nitro, and Pinnacle. All significant intercompany accounts and transactions have been eliminated in the consolidation. Unless the context requires otherwise, references to Energy Services include Energy Services, West Virginia Pipeline, SQP, Ryan Construction, Tri-State Paving, Tribute and C.J. Hughes and its subsidiaries.

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

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed-rate debt was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $43.8 million at September 30, 2025 was $42.8 million. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $25.6 million at September 30, 2024 was $24.7 million.

All other current assets and liabilities are carried at a net realizable value which approximates fair value because of their short duration to maturity.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable consists of amounts that have been billed to customers. Collateral is generally not required. A majority of the Company’s contracts have monthly billing terms and payment terms within 30 to 45 days after invoices have been issued. The Company attempts to negotiate two-week billing terms and 15-day payment terms on larger projects. The timing of billings to customers may generate contract assets or contract liabilities. Certain construction contracts include retention provisions to provide assurance to our customers that we will perform in accordance with the contract terms and are therefore not considered a financing benefit. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work or products by the customer. We have determined there are no significant financing components in our contracts as of and for the years ended September 30, 2025 and 2024.

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

Self -Insurance

The Company has its workers compensation, general liability and auto insurance through a captive insurance company. While the Company believes that this arrangement has been very beneficial in reducing and stabilizing insurance costs, the Company has to maintain a surety deposit to guarantee payment of premiums. The surety deposit had a balance of $2.1 million and $2.0 million as of September 30, 2025 and 2024, respectively, which is in “Prepaid expenses and other” on the Company’s Consolidated Balance Sheets. Should the captive experience severe losses over an extended period, it could increase the Company’s insurance expense or surety deposit required.

Advertising

All advertising costs are expensed as incurred. Total advertising expenses were $294,000 and $279,000 for the years ended September 30, 2025 and 2024, respectively.

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

Income Taxes

The Company and all subsidiaries file a consolidated federal and various state income tax returns on a fiscal year basis. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations for years ending prior to September 30, 2022. The Company follows the liability method of accounting for income taxes in accordance with U.S. GAAP. Under this method, deferred tax assets and liabilities are recorded for future tax consequences of temporary differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the underlying assets or liabilities are recovered or settled. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

U.S. GAAP also prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or to be taken on a tax return. This evaluation is a two-step process. First, the recognition process determines if it is more likely than not that a tax position will be sustained based on the merits of the tax position upon examination by the appropriate taxing authority. Second, a measurement process is calculated to determine the amount of benefit/expense to recognize in the financial statements if a tax position meets the more likely than not recognition threshold. The tax position is measured at the greatest amount of benefit/expense that is more likely than not of being realized upon ultimate settlement. Any interest and penalty related to the unrecognized tax benefits, as the result of recognition of tax obligations resulting from uncertain tax positions, are included in general and administrative expenses. The Company had not recognized any uncertain tax positions at September 30, 2025 or 2024.

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

Treasury Stock

When the Company’s stock is retired or repurchased for constructive retirement (with or without an intention to retire the stock formally in accordance with applicable laws), any excess of par or stated value over the cost of treasury shares is credited to additional paid-in capital.

New Accounting Pronouncements

In November 2024, the FASB issued an update that requires incremental disclosures about specific expense categories. Entities are required to disclose in the notes to financial statements the amounts of purchases of inventory, employee compensation, depreciation, intangible asset amortization and selling expenses included in each relevant expense caption of the statements of operations. The standard also requires disclosure of the amount, and a qualitative description of, other items remaining in relevant expense captions that are not separately disaggregated. This update is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption and both prospective and retrospective application are permitted. The Company is currently assessing the effect of this update.

In December 2023, the FASB issued an update that expands disclosures for tax rate reconciliation tables, primarily by requiring disaggregation of income taxes paid by jurisdiction, as well as greater disaggregation within the rate reconciliation. This update is effective for fiscal years beginning after December 15, 2024 and interim periods within fiscal years beginning after December 15, 2025. Early adoption and retrospective application are permitted. The Company is currently assessing the effect of this update.

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

During July 2023, management received notification from the SBA that two additional forgiveness applications related to the PPP Loans were under review. As part of the review, the SBA requested information regarding the ability of the Company’s affiliates to meet SBA size standards and/or PPP corporate maximum limits. The requested information was subsequently provided to the SBA through the Lender. As of September 30, 2025, there have been no further requests or communications from the SBA relating to the PPP Loans.

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

5.SEGMENT INFORMATION

Energy Services’ operations are managed by senior executives who report to the Company’s President and CEO (the “President”), the chief operating decision maker. The President uses operating income for each of Energy Services’ reportable segments and considers forecast to actual variances to assess performance and when making decisions about allocating capital and other resources.

Energy Services’ reportable segments are: Underground Infrastructure Construction, Industrial Construction, and Building Construction.

Underground Infrastructure Construction primarily includes new construction and maintenance work in the following areas: water and wastewater pipelines, natural gas distribution pipelines, natural gas transmission pipelines, natural gas stations and ancillary facilities, corrosion protection services, and horizontal drilling services.

Industrial Constructions primarily includes new construction and maintenance work in the following areas: electrical, mechanical, HVAC/R, controls, and fire protection services in automotive, chemical, power, and manufacturing facilities.

Building Construction primarily includes new construction and rehabilitation activities in the following areas: school projects, local and state building projects, and small bridge projects. Most services performed by the legal entity in this segment are subcontracted both to outside contractors and internally to other legal entities within the Company. Services subcontracted internally are eliminated from segmented reporting.

Energy Services’ segment results are derived from the types of services provided across its operating companies in each of its end-user markets. The Company’s business model allows multiple operating companies to serve the same or similar customers and to provide a range of services across end-user markets. Reportable segment information, including revenues and operating income by type of work, is gathered from each operating company. Classification of operating company revenues by type of work for segment reporting purposes can require judgment on the part of management. Segment operating expenses (excluding depreciation expense) primarily include cost of services, such as wages and benefits; subcontractor costs; materials; certain equipment rental and maintenance costs, and other direct and indirect project costs.

Separate measures of the Company’s assets and cash flows by reportable segment, including capital expenditures, are utilized by the President to evaluate segment performance since the Company’s fixed assets are not used on an interchangeable basis across its reportable segments.

Corporate and non-allocated costs include non-allocated corporate salaries, benefits and incentive compensation, acquisition and integration costs, non-cash stock-based compensation, investor relation expenses, and accounting review and audit fees.

The following tables show segment financial information for the periods presented. All revenues are from external customers.

	Underground Infrastructure	Industrial	Building
Year Ended September 30, 2025	Construction	Construction	Construction	Total

Revenues	$222,966,841	$138,935,139	$49,099,393	$411,001,373

Segment direct operating expenses (excluding depreciation)	195,094,334	123,226,874	42,305,970	360,627,178
Direct depreciation expense	9,080,976	2,517,506	—	11,598,482
Segment gross profit	18,791,531	13,190,759	6,793,423	38,775,713
Segment gross profit percentage	8.4%	9.5%	13.8%	9.4%
Selling, general, and administrative expenses	19,685,274	3,966,742	3,169,360	26,821,376
Indirect depreciation expense	—	—	357,763	357,763
Intangible asset amortization expenses	1,040,277	24,216	—	1,064,493
Segment indirect operating expenses	20,725,551	3,990,958	3,527,123	28,243,632
Segment income from operations	(1,934,020)	9,199,801	3,266,300	10,532,081
Segment operating margin percentage	(0.9)%	6.6%	6.7%	2.6%
Corporate and non-allocated costs				6,310,429
Corprate depreciation expense				6,179
Total consolidated income from operations				$4,215,473

	Underground Infrastructure	Industrial	Building
Year Ended September 30, 2024	Construction	Construction	Construction	Total

Revenues	$189,104,106	$104,054,034	$58,718,721	$351,876,861

Segment direct operating expenses (excluding depreciation)	152,792,852	90,504,731	50,393,467	293,691,050
Direct depreciation expense	5,955,467	2,276,028	—	8,231,495
Segment gross profit	30,355,787	11,273,275	8,325,254	49,954,316
Segment gross profit percentage	16.1%	10.8%	14.2%	14.2%
Selling, general, and administrative expenses	18,365,153	3,358,644	3,132,795	24,856,592
Indirect depreciation expense	—	—	303,278	303,278
Intangible asset amortization expenses	432,569	6,054	—	438,623
Segment indirect operating expenses	18,797,722	3,364,698	3,436,073	25,598,493
Segment income from operations	11,558,065	7,908,577	4,889,181	24,355,823
Segment operating margin percentage	6.1%	7.6%	8.3%	6.9%
Corporate and non-allocated costs				4,515,950
Corprate depreciation expense				4,627
Total consolidated income from operations				$19,835,246

The following tables show segment property, plant and equipment, at cost, less accumulated depreciation for the periods presented:

At September 30, 2025
	Underground Infrastructure	Industrial	Building
Property, plant and equipment, at cost, less accumulated depreciation	Construction	Construction	Construction	Total

Segments	$38,062,083	$14,206,055	$1,161,970	$53,430,108

Corporate	—	—	—	37,859

Total	$38,062,083	$14,206,055	$1,161,970	$53,467,967

At September 30, 2024
	Underground Infrastructure	Industrial	Building
Property, plant and equipment, at cost, less accumulated depreciation	Construction	Construction	Construction	Total

Segments	$22,807,607	$14,279,280	$1,036,669	$38,123,556

Corporate	—	—	—	12,158

Total	$22,807,607	$14,279,280	$1,036,669	$38,135,714

The following tables show interim segment financial information for the fiscal year ended September 30, 2024:

	Underground Infrastructure	Industrial	Building
Three Months Ended December 31, 2023	Construction	Construction	Construction	Total

Revenues	$52,107,145	$22,637,486	$15,418,556	$90,163,187

Segment direct operating expenses (excluding depreciation)	43,570,180	20,443,726	13,318,109	77,332,015
Direct depreciation expense	1,459,758	532,453	—	1,992,211
Segment gross profit	7,077,207	1,661,307	2,100,447	10,838,961
Segment gross profit percentage	13.6%	7.3%	13.6%	12.0%
Selling, general, and administrative expenses	4,473,880	766,937	736,131	5,976,948
Indirect depreciation expense	—	—	75,111	75,111
Intangible asset amortization expenses	108,142	—	—	108,142
Segment indirect operating expenses	4,582,022	766,937	811,242	6,160,201
Segment income from operations	2,495,185	894,370	1,289,205	4,678,760
Segment operating margin percentage	4.8%	4.0%	8.4%	5.2%
Corporate and non-allocated costs				1,037,362
Corprate depreciation expense				1,157
Total consolidated income from operations				$3,640,241

	Underground Infrastructure	Industrial	Building
Three Months Ended March 31, 2024	Construction	Construction	Construction	Total

Revenues	$34,330,863	$24,473,527	$12,323,265	$71,127,655

Segment direct operating expenses (excluding depreciation)	30,237,638	21,994,382	10,619,858	62,851,878
Direct depreciation expense	1,473,250	562,973	—	2,036,223
Segment gross profit	2,619,975	1,916,172	1,703,407	6,239,554
Segment gross profit percentage	7.6%	7.8%	13.8%	8.8%
Selling, general, and administrative expenses	4,523,010	796,106	820,744	6,139,860
Indirect depreciation expense	—	—	76,089	76,089
Intangible asset amortization expenses	108,142	—	—	108,142
Segment indirect operating expenses	4,631,152	796,106	896,833	6,324,091
Segment (losss) income from operations	(2,011,177)	1,120,066	806,574	(84,537)
Segment operating margin percentage	(5.9)%	4.6%	6.5%	(0.1)%
Corporate and non-allocated costs				996,703
Corprate depreciation expense				1,157
Total consolidated loss from operations				$(1,082,397)

	Underground Infrastructure	Industrial	Building
Six Months Ended March 31, 2024	Construction	Construction	Construction	Total

Revenues	$86,438,008	$47,111,013	$27,741,821	$161,290,842

Segment direct operating expenses (excluding depreciation)	73,807,818	42,438,108	23,937,967	140,183,893
Direct depreciation expense	2,933,008	1,095,426	—	4,028,434
Segment gross profit	9,697,182	3,577,479	3,803,854	17,078,515
Segment gross profit percentage	11.2%	7.6%	13.7%	10.6%
Selling, general, and administrative expenses	8,996,890	1,563,043	1,556,875	12,116,808
Indirect depreciation expense	—	—	151,200	151,200
Intangible asset amortization expenses	216,284	—	—	216,284
Segment indirect operating expenses	9,213,174	1,563,043	1,708,075	12,484,292
Segment income from operations	484,008	2,014,436	2,095,779	4,594,223
Segment operating margin percentage	0.6%	4.3%	7.6%	2.8%
Corporate and non-allocated costs				2,034,065
Corprate depreciation expense				2,314
Total consolidated income from operations				$2,557,844

	Underground Infrastructure	Industrial	Building
Three Months Ended June 30, 2024	Construction	Construction	Construction	Total

Revenues	$45,477,986	$26,634,201	$13,811,573	$85,923,760

Segment direct operating expenses (excluding depreciation)	34,784,050	21,887,962	11,864,998	68,537,010
Direct depreciation expense	1,494,558	584,368	-	2,078,926
Segment gross profit	9,199,378	4,161,871	1,946,575	15,307,824
Segment gross profit percentage	20.2%	15.6%	14.1%	17.8%
Selling, general, and administrative expenses	4,090,563	862,948	781,805	5,735,316
Indirect depreciation expense	—	—	76,194	76,194
Intangible asset amortization expenses	108,142	—	—	108,142
Segment indirect operating expenses	4,198,705	862,948	857,999	5,919,652
Segment income from operations	5,000,673	3,298,923	1,088,576	9,388,172
Segment operating margin percentage	11.0%	12.4%	7.9%	10.9%
Corporate and non-allocated costs				894,383
Corprate depreciation expense				1,156
Total consolidated income from operations				$8,492,633

	Underground Infrastructure	Industrial	Building
Nine months Ended June 30, 2024	Construction	Construction	Construction	Total

Revenues	$131,915,994	$73,745,214	$41,553,394	$247,214,602

Segment direct operating expenses (excluding depreciation)	108,591,868	64,326,070	35,802,965	208,720,903
Direct depreciation expense	4,427,566	1,679,794	—	6,107,360
Segment gross profit	18,896,560	7,739,350	5,750,429	32,386,339
Segment gross profit percentage	14.3%	10.5%	13.8%	13.1%
Selling, general, and administrative expenses	13,087,453	2,425,991	2,338,680	17,852,124
Indirect depreciation expense	—	—	227,394	227,394
Intangible asset amortization expenses	324,426	—	—	324,426
Segment indirect operating expenses	13,411,879	2,425,991	2,566,074	18,403,944
Segment income from operations	5,484,681	5,313,359	3,184,355	13,982,395
Segment operating margin percentage	4.2%	7.2%	7.7%	5.7%
Corporate and non-allocated costs				2,928,448
Corprate depreciation expense				3,470
Total consolidated income from operations				$11,050,477

The following tables show interim segment financial information for the fiscal year ended September 30, 2025:

	Underground Infrastructure	Industrial	Building
Three Months Ended December 31, 2024	Construction	Construction	Construction	Total

Revenues	$52,820,146	$35,396,513	$12,429,455	$100,646,114

Segment direct operating expenses (excluding depreciation)	45,045,769	31,870,920	10,981,521	87,898,210
Direct depreciation expense	1,842,414	641,908	—	2,484,322
Segment gross profit	5,931,963	2,883,685	1,447,934	10,263,582
Segment gross profit percentage	11.2%	8.1%	11.6%	10.2%
Selling, general, and administrative expenses	4,759,449	983,393	781,811	6,524,653
Indirect depreciation expense	—	—	82,486	82,486
Intangible asset amortization expenses	124,809	—	—	124,809
Segment indirect operating expenses	4,884,258	983,393	864,297	6,731,948
Segment income from operations	1,047,705	1,900,292	583,637	3,531,634
Segment operating margin percentage	2.0%	5.4%	4.7%	3.5%
Corporate and non-allocated costs				1,884,516
Corprate depreciation expense				1,157
Total consolidated income from operations				$1,645,961

	Underground Infrastructure	Industrial	Building
Three Months Ended March 31, 2025	Construction	Construction	Construction	Total

Revenues	$32,544,499	$32,694,332	$11,440,320	$76,679,151

Segment direct operating expenses (excluding depreciation)	34,472,373	29,345,599	9,852,195	73,670,167
Direct depreciation expense	2,299,065	632,059	—	2,931,124
Segment gross (loss) profit	(4,226,939)	2,716,674	1,588,125	77,860
Segment gross profit percentage	(13.0)%	8.3%	13.9%	0.1%
Selling, general, and administrative expenses	4,780,036	980,765	795,810	6,556,611
Indirect depreciation expense	—	—	84,953	84,953
Intangible asset amortization expenses	141,476	—	—	141,476
Segment indirect operating expenses	4,921,512	980,765	880,763	6,783,040
Segment (loss) income from operations	(9,148,451)	1,735,909	707,362	(6,705,180)
Segment operating margin percentage	(28.1)%	5.3%	6.2%	(8.7)%
Corporate and non-allocated costs				1,384,859
Corprate depreciation expense				2,188
Total consolidated loss from operations				$(8,092,227)

	Underground Infrastructure	Industrial	Building
Six Months Ended March 31, 2025	Construction	Construction	Construction	Total

Revenues	$85,364,645	$68,090,845	$23,869,775	$177,325,265

Segment direct operating expenses (excluding depreciation)	79,518,142	61,216,519	20,833,716	161,568,377
Direct depreciation expense	4,141,479	1,273,967	—	5,415,446
Segment gross profit	1,705,024	5,600,359	3,036,059	10,341,442
Segment gross profit percentage	2.0%	8.2%	12.7%	5.8%
Selling, general, and administrative expenses	9,539,485	1,964,158	1,577,621	13,081,264
Indirect depreciation expense	—	—	167,439	167,439
Intangible asset amortization expenses	266,285	—	—	266,285
Segment indirect operating expenses	9,805,770	1,964,158	1,745,060	13,514,988
Segment (loss) income from operations	(8,100,746)	3,636,201	1,290,999	(3,173,546)
Segment operating margin percentage	(9.5)%	5.3%	5.4%	(1.8)%
Corporate and non-allocated costs				3,269,375
Corprate depreciation expense				3,345
Total consolidated loss from operations				$(6,446,266)

	Underground Infrastructure	Industrial	Building
Three Months Ended June 30, 2025	Construction	Construction	Construction	Total

Revenues	$55,384,307	$35,044,725	$13,172,553	$103,601,585

Segment direct operating expenses (excluding depreciation)	45,879,667	31,393,379	11,310,572	88,583,618
Direct depreciation expense	2,410,049	625,320	—	3,035,369
Segment gross profit	7,094,591	3,026,026	1,861,981	11,982,598
Segment gross profit percentage	12.8%	8.6%	14.1%	11.6%
Selling, general, and administrative expenses	5,530,973	1,029,731	713,973	7,274,677
Indirect depreciation expense	—	—	90,429	90,429
Intangible asset amortization expenses	174,812	18,162	—	192,974
Segment indirect operating expenses	5,705,785	1,047,893	804,402	7,558,080
Segment income from operations	1,388,806	1,978,133	1,057,579	4,424,518
Segment operating margin percentage	2.5%	5.6%	8.0%	4.3%
Corporate and non-allocated costs				1,255,048
Corprate depreciation expense				1,417
Total consolidated income from operations				$3,168,053

	Underground Infrastructure	Industrial	Building
Nine Months Ended June 30, 2025	Construction	Construction	Construction	Total

Revenues	$140,748,952	$103,135,570	$37,042,328	$280,926,850

Segment direct operating expenses (excluding depreciation)	125,397,809	92,609,898	32,144,288	250,151,995
Direct depreciation expense	6,551,528	1,899,287	—	8,450,815
Segment gross profit	8,799,615	8,626,385	4,898,040	22,324,040
Segment gross profit percentage	6.3%	8.4%	13.2%	7.9%
Selling, general, and administrative expenses	15,070,458	2,993,889	2,291,594	20,355,941
Indirect depreciation expense	—	—	257,868	257,868
Intangible asset amortization expenses	441,097	18,162	—	459,259
Segment indirect operating expenses	15,511,555	3,012,051	2,549,462	21,073,068
Segment (loss) income from operations	(6,711,940)	5,614,334	2,348,578	1,250,972
Segment operating margin percentage	(4.8)%	5.4%	6.3%	0.4%
Corporate and non-allocated costs				4,524,423
Corprate depreciation expense				4,762
Total loss from operations				$(3,278,213)

6.	DISAGGREGATION OF REVENUE

The Company disaggregates revenue based on the following lines of service: (1) Gas & Water Distribution, (2) Gas & Petroleum Transmission, and (3) Electrical, Mechanical, & General services and construction. Our contract types are: Lump Sum, Unit Price, Cost Plus and T&M. The following tables present our disaggregated revenue for the fiscal years ended September 30, 2025 and 2024:

	Twelve Months Ended September 30, 2025
			Electrical,
	Gas & Water	Gas & Petroleum	Mechanical,	Total revenue
	Distribution	Transmission	& General	from contracts
Lump sum contracts	$—	$—	$141,753,561	$141,753,561
Unit price contracts	149,574,917	48,061,502	4,139,223	201,775,642
Cost plus and T&M contracts	—	16,524,635	50,947,535	67,472,170
Total revenue from contracts	$149,574,917	$64,586,137	$196,840,319	$411,001,373

Earned over time	$84,260,791	$48,061,502	$152,546,419	$284,868,712
Earned at point in time	65,314,126	16,524,635	44,293,900	126,132,661
Total revenue from contracts	$149,574,917	$64,586,137	$196,840,319	$411,001,373

	Twelve Months Ended September 30, 2024
			Electrical,
	Gas & Water	Gas & Petroleum	Mechanical,	Total revenue
	Distribution	Transmission	& General	from contracts
Lump sum contracts	$—	$—	$121,997,872	$121,997,872
Unit price contracts	82,426,199	71,265,020	4,141,938	157,833,157
Cost plus and T&M contracts	—	9,790,155	62,255,677	72,045,832
Total revenue from contracts	$82,426,199	$81,055,175	$188,395,487	$351,876,861

Earned over time	$9,541,650	$71,265,020	$133,898,665	$214,705,335
Earned at point in time	72,884,549	9,790,155	54,496,822	137,171,526
Total revenue from contracts	$82,426,199	$81,055,175	$188,395,487	$351,876,861

The Company’s disaggregated revenue does vary slightly from the Company’s segment reporting due to combining the Industrial and Building Construction into Electrical, Mechanical, & and General, and one legal entity in the Underground Infrastructure

Construction segment that performs services other than underground construction that are included in Electrical, Mechanical, & General. The volume of these services is not material to the Company’s segment reporting.

7.	CONTRACT BALANCES

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

During the twelve months ended September 30, 2025, we recognized revenue of $16.9 million that was included in the contract liability balance at September 30, 2024.

Accounts receivable-trade, net of allowance for doubtful accounts, contract assets and contract liabilities consisted of the following:

	September 30, 2025	September 30, 2024	Change

Accounts receivable-trade, net of allowance for doubtful accounts	$76,048,448	$56,064,318	$19,984,130

Contract assets
Cost and estimated earnings in excess of billings	$34,455,011	$24,595,792	$9,859,219

Contract liabilities
Billings in excess of cost and estimated earnings	$28,318,765	$16,950,988	$11,367,777

8.	PERFORMANCE OBLIGATIONS

The changes in contract transaction price can occur from items such as executed or estimated change orders, and unresolved contract modifications and claims.

For the year ended September 30, 2025, there was no significant amount of revenue recognized as a result of changes in contract transaction price related to performance obligations that were satisfied prior to September 30, 2024.

For the year ended September 30, 2024, there was no significant amount of revenue recognized as a result of changes in contract transaction price related to performance obligations that were satisfied prior to September 30, 2023.

At September 30, 2025, the Company had $205.1 million in remaining unsatisfied performance obligations, in which revenue is expected to be recognized in less than twelve months.

9.	ALLOWANCE FOR DOUBTFUL ACCOUNTS

Activity in the Company’s allowance for doubtful accounts consists of the following:

	September 30,	September 30,
	2025	2024

Balance at beginning of period	$738,526	$51,063
Charged to expense	423,750	687,463
Deductions for uncollectible receivables written off, net of recoveries	(640,660)	—
Balance at end of period	$521,616	$738,526

10.	UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts are included in contract assets on the Consolidated Balance Sheets. Billings in excess of costs and estimated earnings on uncompleted contracts are included in contract liabilities on the Consolidated Balance Sheets.

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

	September 30,	September 30,
	2025	2024
Costs incurred on contracts in progress	$471,208,654	$347,180,901
Estimated earnings, net of estimated losses	71,159,322	59,349,378
	542,367,976	406,530,279
Less billings to date	536,231,730	398,885,475
	$6,136,246	$7,644,804

Costs and estimated earnings in excess of billed on uncompleted contracts	$34,455,011	$24,595,792
Less billings in excess of costs and estimated earnings on uncompleted contracts	28,318,765	16,950,988
	$6,136,246	$7,644,804

The Company’s unaudited backlog at September 30, 2025, and September 30, 2024, was $259.7 million and $243.2 million, respectively.

11.	CLAIMS

The Company does not have any claims receivable as of September 30, 2025 and 2024. Claims receivable is a component of contract assets.

12.	PROVISION FOR LOSS

The Company did not have a provision for loss at the fiscal years ended September 30, 2025 and 2024.

13.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30,	September 30,
	2025	2024

Land	$3,569,840	$3,258,838
Buildings and leasehold improvements	12,376,476	11,534,943
Operating equipment and vehicles	98,037,108	75,768,103
Office equipment, furniture and fixtures	1,054,451	1,235,965
Assets not yet in service	411,097	87,772
	115,448,972	91,885,621
Less accumulated depreciation	61,981,005	53,749,907

Property, plant and equipment, net	$53,467,967	$38,135,714

14.	SHORT-TERM DEBT

Operating Line of Credit

In July 2025, the Company renewed its $30.0 million line of credit with a maturity date of June 28, 2027. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%.

The line of credit is limited to a borrowing base calculation as summarized below:

	September 30, 2025	September 30, 2024
Eligible borrowing base	$27,657,997	$25,089,446

Borrowed on line of credit	24,750,000	4,500,000

Line of credit balance available	$2,907,997	$20,589,446

Interest rate	7.25%	8.5%

The Company’s $24.8 million and $4.5 million line of credit borrowings are recorded as a long-term debt as of September 30, 2025 and 2024, respectively.

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

The Company’s lender has agreed to omit the effect of the PPP loan restatement from the Company’s covenant compliance calculations while a final decision on PPP loan forgiveness remains in question. The Company was not in compliance with all covenants at September 30, 2025 and received a waiver from its lender. The Company projects to meet all covenant requirements for the next twelve months.

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

During July 2023, management received notification from the SBA that two additional forgiveness applications related to the PPP Loans were under review. As part of the review, the SBA requested information regarding the ability of the Company’s affiliates to meet SBA size standards and/or PPP corporate maximum limits. The requested information was subsequently provided to the SBA through the Lender. As of September 30, 2025, there have been no further requests or communications from the SBA relating to the PPP Loans.

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

15.	SHORT-TERM AND LONG-TERM DEBT

A summary of short-term and long-term debt as of September 30, 2025 and 2024 is as follows:

	September 30,	September 30,
	2025	2024

Line of credit payable to bank, monthly interest at 7.25%, final payment due by June 28, 2027, guaranteed by certain directors of the Company.	$24,750,000	$4,500,000

Equipment line of credit with a total of $9.3 million with payments of $202,809 due in monthly installments, including fixed interest at 7.25% and final payment due February 2028, secured by equipment, guaranteed by certain directors of the Company.	5,878,041	7,802,313

Paycheck Protection Program loans from Small Business Administration, 1.0% simple interest, initially forgiven in the fiscal year ended September 30, 2021. Final forgiveness decision has not been determined.	10,401,366	10,292,676

Term note payable to United Bank, WV Pipeline acquisition, due in monthly installments of $64,853, including fixed interest at 4.25%, final payment due by March 25, 2026, secured by receivables and equipment, guaranteed by certain directors of the Company.	390,328	1,134,185

Notes payable to finance companies, due in monthly installments totaling $244,000 at September 30, 2025 and $76,000 at September 30, 2024, including interest ranging from 0.00% to 6.0%, final payments due October 2025 through September 2028, secured by equipment.	5,415,401	1,787,009

Notes payable to United Bank, Tribute acquisition finance, due in monthly installments totaling $272,016, including fixed interest at 6.9%, final payment due December 2030 secured by receivables and equipment, guaranteed by certain directors of the Company.	14,164,413	—

Notes payable to bank, due in monthly installments totaling $7,848, including interest at 4.82%, final payment due November 2034 secured by building and property.	710,466	762,670

Notes payable to bank, due in monthly installments totaling $59,932, including fixed interest at 6.0%, final payment due October 2027 secured by receivables and equipment, guaranteed by certain directors of the Company.	1,411,890	2,024,847

Equipment line of credit with a total of $5.0 million borrowings available, including fixed interest at 8.5% for purchases made in the first twelve months. After twelve months the borrowings will be converted to a forty-eight month term note agreement with a fixed interest rate equal to the “U.S. Treasury Rate” plus 2.75% per annum. Final payment due August 2029. The agreement is guaranteed by certain directors of the Company.	4,910,097	—

Unsecured notes payable to Joe and Cathy Rigney, five-year agreement for monthly fixed interest at 5.0% of sellers’ notes, with $500,000 due September 30, 2030. $461,000 fair value at September 30, 2025.	461,000	—

Notes payable to David Bolton and Daniel Bolton, due in annual installments totaling $500,000, including interest at 3.25%, final payment due December 31, 2025, unsecured.	500,000	940,000

Note payable to United Bank, Tri-State Paving acquisition, due in monthly installments of $129,910, including fixed interest at 4.50%, final payment due by June 1, 2027, secured by receivables and equipment, guaranteed by certain directors of the Company.	2,961,211	4,359,883

Notes payable to Corns Enterprises, $1,000,000 with fair value of $936,000, due in annual installments totaling $250,000, including interest at 3.50%, final payment due April 29, 2026, unsecured.	250,000	250,000

Total debt	$72,204,213	$33,853,583

Less current maturities	21,948,182	16,665,591

Total long term debt	$50,256,031	$17,187,992

At September 30, 2025, future expected payments due on short-term and long-term debt are as follows:

2026	$21,948,182
2027	34,649,826
2028	6,552,086
2029	4,291,722
2030	3,637,104
Thereafter	1,125,293
$72,204,213

16.	INCOME TAXES

The components of income taxes are as follows:

	Year Ended September 30,
	2025	2024

Federal
Current	$—	$7,218,772
Deferred	(10,255)	(364,036)
Total	(10,255)	6,854,736

State
Current	222,535	1,576,518
Deferred	272,894	(15,587)
Total	495,429	1,560,931

Total income tax expense	$485,174	$8,415,667

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

The income tax expense for the fiscal year ended September 30, 2025 was $485,000 as compared to $8.4 million for the fiscal year ended September 30, 2024. The decrease was due to a decrease in taxable income for the fiscal year ended September 30, 2025, as compared to the fiscal year ended September 30, 2024.

The effective income tax rate for the fiscal year ended September 30, 2025 was 56.1%, as compared to an effective income tax rate of 25.1% for the fiscal year ended September 30, 2024. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income or loss, non-taxable and non-deductible expenses.

	Twelve Months Ended
	September 30, 2025	September 30, 2024

Statutory rate	21.0%	21.0%
Permanent difference	35.7%	—
State income taxes	13.4%	4.7%
Meals and other	(14.0)%	(0.6)%
Effective tax rate	56.1%	25.1%

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, which will result in taxable or deductible amounts in the future. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company had $1.5 million and $0 million of federal net operating loss carryforwards at September 30, 2025 and 2024, respectively. The Company had $16.7 million and $20.5 million of state net operating loss carryforwards at September 30, 2025 and 2024, respectively. The state net operating loss carryforwards begin to expire in 2026.

The income tax effects of temporary differences giving rise to the deferred tax assets and liabilities are as follows:

	September 30,	September 30,
	2025	2024
Deferred tax liabilities
Property and equipment	$10,057,004	$7,437,645
Other	1,483,362	1,509,487
Total deferred tax liabilities	$11,540,366	$8,947,132

Deferred income tax assets
Accruals and other	$3,215,102	$2,325,671
Net operating loss carryforward-Federal	1,451,126	-
Net operating loss carryforward-States	824,539	663,548
Net operating loss valuation allowance-States	(703,928)	(532,975)
Total deferred tax assets	$4,786,839	$2,456,244
Total net deferred tax liabilities	$6,753,527	$6,490,888

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

17.	EARNINGS PER SHARE

Earnings per share for the years ended September 30, 2025, and 2024 are as follow:

	Twelve Months Ended	Twelve Months Ended
	September 30,	September 30,
	2025	2024

Net income	$379,708	$25,105,010

Weighted average shares outstanding-basic	16,643,495	16,570,289

Weighted average shares outstanding-diluted	16,686,283	16,608,038

Earnings per share available to common shareholders	$0.02	$1.52

Earnings per share available to common shareholders-diluted	$0.02	$1.51

At September 30, 2025, the diluted weighted average shares outstanding calculation included a 42,788 dilutive effect for 33,675 unvested restricted stock awards. At September 30, 2024, the diluted weighted average shares outstanding calculation included a 37,749 dilutive effect for 51,227 unvested restricted stock awards.

18.	STOCK REPURCHASE PLAN

On July 6, 2022, the Company’s Board of Directors authorized a share repurchase program (the “Program”), pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate repurchase not to exceed 1,000,000 shares, which was approximately 6.0% of its outstanding common stock. The Program, which started on August 16, 2022 and has no expiration date, does not obligate the Company to purchase any number of shares, and there is no guarantee as to the exact number of shares to be repurchased by the Company.

The repurchases of Energy Services of America Corporation’s shares of its common stock during the twelve months ended September 30, 2025 was as follows:

	Total			Maximum Number of
	Number of	Average	Value of Shares Purchased	Shares That May Yet Be
	Shares	Price Paid	as Part of Publicly Announced	Purchased Under
Period	Purchased	Per Share	Plans or Programs	the Plans or Programs
May 2025	106,392	$7.94	$844,230	786,707
Total	106,392	$7.94	$844,230	786,707

The repurchases of Energy Services of America Corporation’s shares of its common stock during the twelve months ended September 30, 2024 was as follows:

	Total			Maximum Number of
	Number of	Average	Value of Shares Purchased	Shares That May Yet Be
	Shares	Price Paid	as Part of Publicly Announced	Purchased Under
Period	Purchased	Per Share	Plans or Programs	the Plans or Programs
May 2024	6,901	$6.00	$41,379	893,099
Total	6,901	$6.00	$41,379	893,099

19.	LONG TERM INCENTIVE PLAN

On February 16, 2022, the stockholders of Energy Services approved the Company’s 2022 Equity Incentive Plan (the “Equity Incentive Plan”), which provides for the grant of stock-based awards to officers and employees of the Company and its subsidiaries. The maximum number of shares of stock, in the aggregate, that may be granted under the Equity Incentive Plan as stock options, restricted stock or restricted stock units is 1,500,000 shares. A description of the material terms of the Equity Incentive Plan is contained in the Company’s definitive proxy statement for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on January 11, 2022. The amount recognized for compensation expense for the twelve months ended September 30, 2025 and 2024 was approximately $117,000 and $50,000, respectively.

A table of restricted stock grants awarded during the twelve months ended September 30, 2025 are below:

		Exercised or
Outstanding at the	Granted during the	converted during the	Forfeited during the	Expired during the		Exercisable or
fiscal year ended	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended	Outstanding at	convertible at
September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
2024	2025	2025	2025	2025	2025	2025
1,435,439	3,970	—	—	—	1,431,469	—

restricted stock award vesting
FY 2026	22,843
FY 2027	9,510
FY 2028	1,322
33,675

20.	RELATED PARTY TRANSACTIONS

We intend that all transactions between us and our executive officers, directors, holders of 10% or more of the shares of any class of our common stock and affiliates thereof, will be on terms no less favorable than those terms given to unaffiliated third parties and will be approved by a majority of our independent outside directors not having any interest in the transaction.

On April 29, 2022, the Company entered into a $1.0 million promissory note agreement with Corns Enterprises as partial consideration for the purchase of Tri-State Paving. This four-year agreement requires $250,000 principal installment payments on or before the end of each twelve (12) full calendar month period beginning April 29, 2022. Interest payments due will be calculated on the principal balance remaining and will be at the stated rate of 3.5% per year. The Company has made $750,000 in principal payments on this note as of September 30, 2025.

Subsequent to the April 29, 2022 acquisition of Tri-State Paving, the Company entered into an operating lease for facilities in Hurricane, West Virginia with Corns Enterprises. This thirty-six-month lease is treated as a right to use asset and has payments of $7,000 per month. The total net present value at inception was $236,000 with no carrying value at September 30, 2025. The Company signed a one-year renewal after the lease expired and is evaluating whether to renew for additional periods. In May 2025, David E. Corns, member of Corns Enterprises and President of Tri-State Paving, retired.

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

CJ Hughes entered into an agreement, cancelable at any time, with Construction Specialty Services (“CSS”), which is owned by Chuck Austin, the President of CJ Hughes. CSS rents equipment, periodically, to and as requested by CJ Hughes. The equipment rental rates are below the rates that the equipment can be rented from any unaffiliated rental company. CJ Hughes is not obliged to rent any equipment and does so only when CJ Hughes does not have equipment available of its own and would otherwise need to rent such equipment as the demand increases throughout the construction season. In the fiscal years 2024 and 2025, the rental amounts for these specific years were $339,000, and $318,000, respectively.

Other than mentioned above, there were no new material related party transactions entered into during the fiscal year ended September 30, 2025.

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

21.	LEASE OBLIGATIONS

The Company leases office space for SQP for $1,500 per month. The lease, which was originally signed on March 25, 2021, is for a period of two years with five one-year renewals available immediately following the end of the base term. As of September 30, 2025, the Company has only committed to one-year renewals and is evaluating whether to renew for additional periods.

The Company has two right-of-use operating leases acquired on April 29, 2022, as part of the Tri-State Paving, LLC transaction. The first operating lease, for the Hurricane, West Virginia facility, had a net present value of $236,000 at inception, and a carrying value of $0 at September 30, 2025. The 4.5% interest rate on the operating lease is based on the Company’s incremental borrowing rate at inception. The Company signed a one-year renewal after the lease expired and as of September 30, 2025 is evaluating whether to renew for additional periods.

The second operating lease, for the Chattanooga, Tennessee facility, had a net present value of $144,000 at inception, and expired on August 31, 2024. The lease was renewed for a two-year period with a net present value of $140,000 and had a carrying value of $50,000 at September 30, 2025. The 8.5% interest rate on the operating lease is based on the Company’s incremental borrowing rate at inception.

The Company has a right-of-use operating lease with Enterprise acquired on August 11, 2022, as part of the Ryan Environmental acquisition. This lease agreement was initially for thirty-one vehicles with a net present value of $1.2 million. The Company subsequently netted fifty-one additional leased vehicles. The right-of-use operating lease had a carrying value of $1.9 million at September 30, 2025. Each vehicle leased under the master lease program has its own implicit rate.

The Company has a right-of-use operating lease acquired on March 28, 2023. This lease, for the Winchester, Kentucky facility, had a net present value of $290,000 at inception and a carrying value of $44,000 at September 30, 2025. The 7.5% interest rate on the operating lease is based on the Company’s incremental borrowing rate at inception.

Schedules related to the Company’s operating leases at fiscal year ended September 30, 2025 can be found below:

Operating Lease-Weighted Average Remaining Term
	Years left	Remaining liability		Lease end	Fiscal year end
Operating lease 1	0.0	$—		3/31/2025	2025
Operating lease 2	0.5	50,137		8/31/2026	2026
Operating lease 3	3.5	1,949,038		9/30/2028	2028
Operating lease 4	0.0	—		9/30/2024	2024
Operating lease 5	0.8	44,467		3/31/2026	2026
		$2,043,642

Weighted average remaining term		3.4	years

Operating Lease Maturity Schedule
2026	$1,291,116
2027	799,632
2028	308,279
2029	101,426
2,500,453
Less amounts representing interest	(456,811)
Present value of operating lease liabilities	$2,043,642

	Twelve Months Ended	Twelve Months Ended
	September 30,	September 30,
Operating Lease Expense	2025	2024
Amortization
Operating lease 1	$45,833	$87,167
Operating lease 2	72,564	74,042
Operating lease 3	885,178	688,869
Operating lease 4	—	124,701
Operating lease 5	116,461	101,243
Total amortization	1,120,036	1,076,022

Interest
Operating lease 1	$545	$3,833
Operating lease 2	7,661	1,892
Operating lease 3	220,615	219,414
Operating lease 4	—	4,899
Operating lease 5	6,847	14,250
Total interest	235,668	244,288
Total amortization and interest	$1,355,704	$1,320,310

	Twelve Months Ended	Twelve Months Ended
	September 30,	September 30,
Cash Paid for Operating Leases	2025	2024

Operating lease 1	$46,378	$91,000
Operating lease 2	80,225	75,934
Operating lease 3	1,105,793	908,283
Operating lease 4	—	129,600
Operating lease 5	123,308	115,493
	$1,355,704	$1,320,310

The Company rents equipment for use on construction projects with rental agreements being week to week or month to month. Rental expense can vary by fiscal year due to equipment requirements on construction projects and the availability of Company owned equipment. Rental expense, which is included in cost of goods sold on the consolidated statements of income, was $16.3 million and $22.9 million for the years ended September 30, 2025, and 2024, respectively.

22.	MAJOR CUSTOMERS

The tables below present customers that represent 10.0% or more of the Company’s revenue or accounts receivable, net of retention as of or for the fiscal years ended September 30, 2025, and 2024:

	Twelve Months Ended	Twelve Months Ended
Revenue	September 30, 2025	September 30, 2024
TransCanada Corporation	*	10.4%
All other	100.0%	89.6%
Total	100.0%	100.0%

* Less than 10.0% and included in “All other” if applicable

Accounts receivable, net of retention	at September 30, 2025	at September 30, 2024
TransCanada Corporation	13.9%	*
All other	86.1%	100.0%
Total	86.1%	100.0%

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

23.	RETIREMENT AND EMPLOYEE BENEFIT PLANS

In 2025 and 2024, C. J. Hughes maintained a tax-qualified 401(k) retirement plan for union employees. Employees can contribute up to 15% of eligible wages, provided the compensation deferred for a plan year does not exceed the indexed dollar amount set by the Internal Revenue Service which was $23,500 for 2025 and $23,000 for 2024. C. J. Hughes matches $0.25 on each dollar contributed up to 6% of eligible wages.

C. J. Hughes contributed $74,000 and $37,000 to the union plan for the fiscal years September 30, 2025 and 2024, respectively. Additionally, each plan year, C. J. Hughes may make a discretionary profit-sharing contribution for participants who are actively employed on the last day of the plan year. No discretionary profit-sharing contribution was made for the 2025 or 2024 plan year.

Effective January 1, 2010, Energy Services became the successor plan sponsor of the C. J. Hughes Construction Company, Inc. 401(k) Plan for non-union employees (the “Plan”). The Plan was renamed the Energy Services of America Staff 401(k) Retirement Savings Plan. Employees are eligible to participate in the Plan upon completion of six months of service but must wait until a quarterly entry to join the Plan. In addition, participants who are age 50 or older by the end of the Plan year may elect to defer up to an additional $7,500 into the Plan for 2025. A new special catch-up of $11,250 is available for employees who are ages 60 through 63. The overall limit for combined employee and employer contributions is $70,000 for 2025.

Energy Services may make annual discretionary matching contributions and/or profit-sharing contributions to the Plan. The matching contribution formula for the Plan was 100% of each dollar contributed for the first 3% of eligible wages and 50% of each dollar contributed for the next 3% of eligible wages. The Company’s matching contribution is used by the Plan’s third-party administrator to purchase Energy Services of America common stock from the open market. No restrictions on the match exist after it has been contributed. No profit-sharing contribution was made for the 2025 or 2024 plan year.

Energy Services and its wholly owned subsidiaries contributed $1.1 million and $864,000, respectively, for the fiscal years ended September 30, 2025, and 2024 to the Plan.

The Company contributes to a number of multi-employers defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. The risks of participating in these multi-employer plans are different from single-employer plans in the following aspects:

●	Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers. If participating employers stop contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
●	If the Company chooses to stop participating in some of its multi-employer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The following table presents our participation in these plans:

					Contibutions of
		Pension Protection Act (“PPA”)			Energy Services of America
		Certified Zone Status (1)		FIP/RP Status	Companies			Expiration Date of
	EIN/Pension			Pending/			Surcharge	Collective Bargaining
Pension Fund	Plan Number	2024	2023	Implemented (2)	2025	2024	Imposed	Agreement

Central States, Southeast and Southwest Areas Pension Fund	36-6044243/001	Green	Green	N/A	$121,801	$197,890	no	Various

Laborers National Pension Fund	75-1280827/001	Red	Red	Implemented	1,085,378	220,354	no	Various

Laborers’ District Council of Western Pennsylvania Pension Plan	25-6135576/001	Yellow	Yellow	Implemented	—	4,026	no	Various

Operating Engineers Local 324 Pension Fund	38-1900637/001	Red	Red	Implemented	151,448	50,666	no	Various

National Automatic Sprinkler Industry Pension Fund	52-6054620/001	Green	Green	N/A	381,313	570,197	no	Various

Carpenters Pension Fund of WV (Greater Pennsylvania Carpenters’ Pension Fund 25-6135570/001)	55-6027998/001	Yellow	Yellow	Implemented	346,464	871,079	no	Various

Plumbers & Pipefitters National Pension Fund (United Association National Pension Fund)	52-6152779/001	Green	Green	N/A	2,200,593	1,964,549	no	Various

Sheet Metal Workers’ National Pension Fund	52-6112463/001	Green	Green	N/A	617,501	370,727	no	Various

Sheet Metal Workers Local Pension Fund	34-6666753/001	Red	Red	Implemented	—	4,716	no	Various

All Other		Green	Green	N/A	5,250,137	5,729,480	no	Various

					$10,154,635	$9,983,684
(1)	The most recent PPA zone status available in 2025 and 2024 is the plan’s year-end during 2024 and 2023, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the orange zone are less than 80 percent funded and have an Accumulated Funding Deficiency in the current year or projected into the next six years, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.
(2)	Indicates whether the plan has a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) which is either pending or has been implemented.

The Company currently does not have any intention of withdrawing from any of the multi-employer pension plans in which it participates.

On November 12, 2021, the Company received a withdrawal liability claim from a pension plan to which the Company made pension contributions for union construction employees performing covered work in a particular jurisdiction. The Company has not performed covered work in their jurisdiction since 2011; however, the Company disagrees with the withdrawal claim and believes it is covered by an exemption under federal law. The demand called for thirty-four quarterly installment payments of $41,000 starting December 15, 2021. The Company must comply with the demand under federal pension law; however, the Company firmly believes no withdrawal liability exists. The Company is in negotiations with the pension fund to resolve the matter and all future payments have been suspended as part of the negotiation. The Company has expensed all $164,000 in payments made through September 30, 2023, and does not expect any future liabilities related to this claim. The Company made no payments during the twelve months ended September 30, 2025 and 2024.

24.	CREDIT RISK

Financial instruments which potentially subject the Company to credit risk consist primarily of cash, cash equivalents and contract receivables. The Company places its cash with high quality financial institutions. At times, the balances in such institutions may exceed the FDIC insurance limit of $250,000 per depositor, per insured bank, for each account ownership category. FDIC insurance covers all deposit accounts, including checking accounts, savings accounts, money market deposit accounts, and certificates of deposit. As of September 30, 2025, the Company had $18.1 million of uninsured deposits.

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

25.	COMMITMENTS AND CONTINGENCIES

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

Depending upon the size and conditions of a particular contract, the Company may be required to post letters of credit or other collateral in favor of the insurer. Posting these letters or other collateral will reduce our borrowing capabilities. The Company does not anticipate any claims in the foreseeable future. At September 30, 2025, the Company had $84.3 million in performance bonds outstanding.

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

26.ACQUISITIONS

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

The Heritage Painting acquisition purchase price is allocated in the table below:

Considerations
Cash	$300,000
Assets acquired
Property and equipment	178,900
Intangible assets	121,100
Total assets acquired	300,000
Goodwill recognized	$—

On December 2, 2024, the Company completed the acquisition of substantially all the physical assets of Tribute Contracting & Consultants, LLC (“Tribute LLC”), an Ohio corporation located in South Point, Ohio for $21.2 million cash and $2.0 million in the Company’s common stock. ASC 805-10-50-2 requires public companies that present comparative financial statements to present pro forma financial statements as though the business combination that occurred during the current fiscal year had occurred as of the beginning of the comparable prior annual reporting period. As allowed under ASC 805-10-50-2, the Company finds this information impracticable to provide for the periods presented due to the lack of availability of meaningful financial statements of the acquired companies that comply with U.S. GAAP.

The Tribute LLC acquisition purchase price is allocated in the table below:

Considerations
Cash	$21,158,981
Commom stock issued	2,000,000
Total consideration	23,158,981
Assets acquired
Property and equipment	15,034,900
Accounts Receivable and Retainages acquired from seller	8,360,373
Contract assets acquired from seller	1,715,984
Receivable for cash due to buyer	1,708,846
Intangible assets	1,930,000
Total assets acquired	28,750,103
Liabilities assumed
Accounts payable assumed	(3,476,871)
Long-term debt assumed	(3,789,962)
Contract liabilities assumed	(681,013)
Total liabilities assumed	(7,947,846)
Net assets acquired	20,802,257
Goodwill recognized	$2,356,724

On September 30, 2025, the Company completed the acquisition of substantially all the physical assets of Rigney Digital Systems Ltd. (“Rigney Digital”), a West Virginia corporation located in Hurricane, West Virginia for $3.0 million cash, $1.0 million in the Company’s common stock, and a five-year $500,000 sellers’ note. ASC 805-10-50-2 requires public companies that present comparative financial statements to present pro forma financial statements as though the business combination that occurred during the current fiscal year had occurred as of the beginning of the comparable prior annual reporting period. As allowed under ASC 805-10-50-2, the Company finds this information impracticable to provide for the periods presented due to the lack of availability of meaningful financial statements of the acquired companies that comply with U.S. GAAP.

The Rigney Digital acquisition purchase price is allocated in the table below:

Considerations
Cash	$3,000,000
Commom stock issued	1,000,000
Sellers’ note	500,000
Total consideration	4,500,000
Assets acquired
Property and equipment	130,865
Accounts Receivable acquired from seller	84,194
Intangible assets	964,000
Total assets acquired	1,179,059
Liabilities assumed
Long-term debt assumed	(100,585)
Total liabilities assumed	(100,585)
Net assets acquired	1,078,474
Goodwill recognized	$3,421,526

27.GOODWILL AND INTANGIBLE ASSETS

The Company follows the guidance of ASC 350-20-35-3 “Intangibles-Goodwill and Other (Topic 350)” which requires a company to record an impairment charge based on the excess of a reporting unit’s carrying amount of goodwill over its fair value. Under the current guidance, companies can first choose to assess any impairment based on qualitative factors (Step 0). If a company fails this test or decides to bypass this step, it must proceed with a quantitative assessment of goodwill impairment. The Company did not have a goodwill impairment at September 30, 2025 or 2024.

A table of the Company’s goodwill is below:

	September 30,	September 30,
	2025	2024

Beginning balance	$4,087,554	$4,087,554

Acquired	5,778,250	—

Ending balance	$9,865,804	$4,087,554

A table of the Company’s intangible assets subject to amortization at September 30, 2025 and 2024, is below:

			Accumulated	Accumulated	Amortization and	Amortization and
	Remaining Life		Amortization and	Amortization and	Impairment	Impairment	Net Book	Net Book
	(in months) at		Impairment at	Impairment at	Twelve Months Ended	Twelve Months Ended	Value at	Value at
	September 30,	Original	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Intangible assets:	2025	Cost	2025	2024	2025	2024	2025	2024

West Virginia Pipeline:
Customer relationships	63	$2,209,724	1,049,610	$828,630	220,980	220,969	$1,160,114	$1,381,094
Tradename	63	263,584	125,215	98,863	26,352	26,363	138,369	164,721
Non-competes	—	83,203	83,203	83,203	—	—	—	—

Heritage Painting
Customer relationships	45	121,100	30,270	6,054	24,216	6,054	90,830	115,046

Tri-State Paving:
Customer relationships	79	1,649,159	563,463	398,547	164,916	164,916	1,085,696	1,250,612
Tradename	79	203,213	69,431	49,110	20,321	20,321	133,782	154,103
Non-competes	—	39,960	39,960	39,960	—	—	—	—

Tribute Contracting & Consultants
Non-compete 1	110	520,000	43,333	—	43,333	—	476,667	—
Non-compete 2	86	10,000	1,042	—	1,042	—	8,958	—
Tradename	50	80,000	13,333	—	13,333	—	66,667	—
Backlog	14	1,320,000	550,000	—	550,000	—	770,000	—

Rigney Digital Systems
Tradename	132	657,100	—	—	—	—	657,100	—
Backlog	24	260,600	—	—	—	—	260,600	—
Non-compete	120	46,300	—	—	—	—	46,300	—

Total intangible assets		$7,463,943	$2,568,860	$1,504,367	$1,064,493	$438,623	$4,895,083	$3,065,576

Amortization expense associated with the identifiable intangible assets is expected to be as follows:

Amortization Expense
October 2025 to September 2026	$1,380,684
October 2026 to September 2027	830,692
October 2027 to September 2028	590,388
October 2028 to September 2029	584,354
October 2029 to September 2030	552,859
After	956,106
Total	$4,895,083

28.SUBSEQUENT EVENTS

On October 15, the Company paid a quarterly dividend of $0.03 per share to holders of record as of October 6, 2025.

Management has evaluated all subsequent events for accounting and disclosure. There have been no other material events during the period, other than noted above, that would either impact the results reflected in the report or the Company’s results going forward.