Form 10-Q
period 2025-12-31
Energy Services of America CORP
filed 2026-02-09
CIK 1357971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2025.

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

As of February 8, 2026, there were 16,659,039 outstanding shares of the Registrant’s Common Stock.

Part 1. Financial Information

Item 1. Financial Statements (Unaudited):

Energy Services of America Corporation

Consolidated Balance Sheets

Unaudited

	December 31,	September 30,
	2025	2025
Assets
Current assets
Cash and cash equivalents	$16,680,033	$12,241,408
Accounts receivable-trade	69,115,327	76,570,064
Allowance for doubtful accounts	(489,634)	(521,616)
Retainages receivable	18,257,080	16,049,557
Other receivables	1,241,758	1,103,687
Contract assets	23,334,573	34,455,011
Prepaid expenses and other	3,608,136	5,025,476
Total current assets	131,747,273	144,923,587

Property, plant and equipment, at cost	118,010,356	115,448,972
less accumulated depreciation	(65,134,657)	(61,981,005)
Total fixed assets	52,875,699	53,467,967

Right-of-use assets-operating leases	2,010,283	2,054,615
Intangible assets, net	4,489,141	4,895,083
Goodwill	9,865,804	9,865,804
Total assets	$200,988,200	$215,207,056

Liabilities and shareholders’ equity
Current liabilities
Current maturities of long-term debt	$11,037,491	$11,546,816
Current maturities of lines of credit and short-term borrowings	10,417,572	10,401,366
Current maturities of operating lease liabilities	1,060,631	1,061,021
Accounts payable	24,331,364	30,732,523
Accrued expenses and other current liabilities	13,185,433	15,918,593
Contract liabilities	31,017,410	28,318,765
Income tax payable	168,280	—
Total current liabilities	91,218,181	97,979,084

Long-term debt, less current maturities	40,503,450	50,256,031
Long-term operating lease liabilities, less current maturities	938,576	982,621
Deferred tax liability	7,731,973	6,753,527
Total liabilities	140,392,180	155,971,263

Shareholders’ equity
Common stock, $.0001 par value
Authorized 50,000,000 shares, 16,653,998 shares issued (net of treasury shares) and 16,609,071 shares outstanding (excluding 44,927 shares from unvested stock awards) at December 31, 2025 and 16,748,702 shares issued (net of treasury shares) and 16,715,026 shares outstanding (excluding 33,676 unvested shares from restricted stock awards) at September 30, 2025	1,813	1,813
Treasury stock, 1,502,075 shares at December 31, 2025 and 1,396,120 shares at September 30, 2025	(154)	(143)
Additional paid in capital	61,603,895	62,450,414
Retained deficit	(1,009,534)	(3,216,291)
Total shareholders’ equity	60,596,020	59,235,793
Total liabilities and shareholders’ equity	$200,988,200	$215,207,056

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Income

Unaudited

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2025	2024
Revenue	$114,112,200	$100,646,114

Cost of revenue	100,118,408	90,382,532

Gross profit	13,993,792	10,263,582

Selling and administrative expenses	9,081,029	8,618,188
Income from operations	4,912,763	1,645,394

Other income (expense)
Other nonoperating expense	(102,642)	(48,262)
Interest expense	(989,851)	(483,718)
Gain on sale of equipment	18,756	195,782
	(1,073,737)	(336,198)

Income before income taxes	3,839,026	1,309,196

Income tax expense	1,133,544	455,463

Net income	2,705,482	853,733

Weighted average shares outstanding-basic	16,703,674	16,585,334

Weighted average shares-diluted	16,742,867	16,636,561

Earnings per share available to common shareholders	$0.16	$0.05

Earnings per share-diluted available to common shareholders	$0.16	$0.05

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Cash Flows

Unaudited

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2025	2024
Cash flows from operating activities:
Net income	$2,705,482	$853,733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	3,352,708	2,567,965
Accreted interest on PPP loans	16,206	25,142
Gain on sale of equipment	(18,756)	(195,782)
Provision for deferred taxes	978,446	378,172
Amortization of intangible assets	405,942	130,863
Accreted interest on note payable	1,950	15,000
Decrease (increase) in accounts receivable-trade	7,422,755	(2,274,866)
Increase in retainage receivable	(2,207,523)	(731,991)
Increase in other receivables	(138,071)	(305,287)
Decrease in contract assets	11,120,438	6,811,884
Decrease in prepaid expenses and other	1,417,340	985,901
Decrease increase in accounts payable	(6,401,159)	(323,528)
Decrease in accrued expenses and other current liabilities	(2,564,316)	(3,956,671)
Increase in contract liabilities	2,698,645	4,897,945
Net cash provided by operating activities	18,790,087	8,878,480

Cash flows from investing activities:
Investment in property and equipment	(2,011,997)	(2,890,223)
Acquistion of Tribute Contracting & Consultants	—	(20,783,224)
Proceeds from sales of property and equipment	110,776	486,012
Net cash used in investing activities	(1,901,221)	(23,187,435)

Cash flows from financing activities:
Proceeds from long-term debt	—	16,000,000
Borrowings on lines of credit and short-term debt, net of (repayments)	(7,750,000)	7,500,000
Treasury stock purchased	(846,530)	—
Cash dividend on common stock	(501,342)	—
Principal payments on long-term debt	(3,352,369)	(1,768,659)
Net cash (used in) provided by financing activities	(12,450,241)	21,731,341

Increase in cash and cash equivalents	4,438,625	7,422,386
Cash and cash equivalents beginning of period	12,241,408	12,926,036
Cash and cash equivalents end of period	$16,680,033	$20,348,422

Supplemental schedule of noncash investing and financing activities:
Purchases of property & equipment under financing agreements	$840,463	$201,538
Net operating lease right-of-use assets received in exchange for operating lease liabilities	$245,726	$342,606
Common dividends declared but not paid	$498,725	$501,164
Common stock issued in Tribute Contracting & Consultants acquisition	$—	$2,000,000

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$941,616	$441,424

The Accompanying Notes are an Integral Part of These Financial Statements

Energy Services of America Corporation

Consolidated Statements of Changes in Shareholders’ Equity

For the three months ended December 31, 2025 and 2024

						Total
	Common Stock		Additional Paid	Retained	Treasury	Shareholders’
	Shares	Amount	in Capital	Deficit	Stock	Equity
Balance at September 30, 2025	16,748,702	$1,813	$62,450,414	$(3,216,291)	$(143)	$59,235,793

Net income	—	—	—	2,705,482	—	2,705,482

Restricted stock awards issued	11,251	—	100,004	—	—	100,004

Unearned share-based compensation	—	—	(100,004)	—	—	(100,004)

Dividends on common stock ($0.03 per share on 16,624,181 shares)	—	—	—	(498,725)	—	(498,725)

Shares repurchased	(105,955)	—	(846,519)	—	(11)	(846,530)

Balance at December 31, 2025	16,653,998	$1,813	$61,603,895	$(1,009,534)	$(154)	$60,596,020

						Total
	Common Stock		Additional Paid	Retained	Treasury	Shareholders’
	Shares	Amount	in Capital	Deficit	Stock	Equity
Balance at September 30, 2024	16,570,685	$1,790	$60,282,921	$(1,590,434)	$(133)	$58,694,144

Net income	—	—	—	853,733	—	853,733

Dividends on common stock ($0.03 per share on 16,705,457 shares)	—	—	—	(501,164)	—	(501,164)

Common shares issued as part of acquisition	134,772	13	1,999,987	—	—	2,000,000

Balance at December 31, 2024	16,705,457	$1,803	$62,282,908	$(1,237,865)	$(133)	$61,046,713

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

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto for the years ended September 30, 2025, and 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on December 15, 2025. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to the interim financial reporting rules and regulations of the SEC. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three months ended December 31, 2025 and 2024 are not necessarily indicative of the results to be expected for the full year or any other interim period.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Please refer to Note 2 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended September 30, 2025, for a more detailed discussion of our significant accounting policies. There were no material changes to these significant accounting policies during the three months ended December 31, 2025.

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

During July 2023, management received notification from the SBA that two additional forgiveness applications related to the PPP Loans were under review. As part of the review, the SBA requested information regarding the ability of the Company’s affiliates to meet SBA size standards and/or PPP corporate maximum limits. The requested information was subsequently provided to the SBA through the Lender. As of December 31, 2025, there have been no further requests or communications from the SBA relating to the PPP Loans.

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

5.   SEGMENT INFORMATION

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

The following tables show interim segment financial information for the three months ended and at December 31, 2025:

	Underground
	Infrastructure	Industrial	Building
Three Months Ended December 31, 2025	Construction	Construction	Construction	Total
Revenues	$69,177,084	$33,746,447	$11,188,669	$114,112,200
Segment direct operating expenses (excluding depreciation)	56,926,976	30,385,586	9,563,454	96,876,016
Direct depreciation expense	2,600,494	641,898	—	3,242,392
Segment gross profit	9,649,614	2,718,963	1,625,215	13,993,792
Segment gross profit percentage	13.9%	8.1%	14.5%	12.3%
Selling, general, and administrative expenses	4,797,016	1,103,946	1,015,670	6,916,632
Indirect depreciation expense	—	—	108,722	108,722
Intangible asset amortization expenses	351,222	54,720	—	405,942
Segment indirect operating expenses	5,148,238	1,158,666	1,124,392	7,431,296
Segment income from operations	4,501,376	1,560,297	500,823	6,562,496
Segment operating margin percentage	6.5%	4.6%	4.5%	5.8%
Corporate and non-allocated costs				1,648,139
Corporate depreciation expense				1,594
Total consolidated income from operations				$4,912,763

At December 31, 2025
	Underground
	Infrastructure	Industrial	Building
Property, plant and equipment, at cost, less accumulated depreciation	Construction	Construction	Construction	Total
Segments	$37,357,166	$14,346,025	$1,136,243	$52,839,434
Corporate	—	—	—	36,265
Total	$37,357,166	$14,346,025	$1,136,243	$52,875,699

The following tables show interim segment financial information for the three months ended and at December 31, 2024:

	Underground
	Infrastructure	Industrial	Building
Three Months Ended December 31, 2024	Construction	Construction	Construction	Total
Revenues	$52,820,146	$35,396,513	$12,429,455	$100,646,114
Segment direct operating expenses (excluding depreciation)	45,045,769	31,870,920	10,981,521	87,898,210
Direct depreciation expense	1,842,414	641,908	—	2,484,322
Segment gross profit	5,931,963	2,883,685	1,447,934	10,263,582
Segment gross profit percentage	11.2%	8.1%	11.6%	10.2%
Selling, general, and administrative expenses	4,759,449	977,906	781,811	6,519,166
Indirect depreciation expense	—	—	82,486	82,486
Intangible asset amortization expenses	124,809	6,054	—	130,863
Segment indirect operating expenses	4,884,258	983,960	864,297	6,732,515
Segment income from operations	1,047,705	1,899,725	583,637	3,531,067
Segment operating margin percentage	2.0%	5.4%	4.7%	3.5%
Corporate and non-allocated costs				1,884,516
Corporate depreciation expense				1,157
Total consolidated income from operations				$1,645,394

At December 31, 2024
	Underground
	Infrastructure	Industrial	Building
Property, plant and equipment, at cost, less accumulated depreciation	Construction	Construction	Construction	Total
Segments	$37,781,123	$14,537,312	$940,369	$53,258,804
Corporate	—	—	—	11,002
Total	$37,781,123	$14,537,312	$940,369	$53,269,806

6.  DISAGGREGATION OF REVENUE

The Company disaggregates revenue based on the following lines of service: (1) Gas & Water Distribution, (2) Gas & Petroleum Transmission, and (3) Electrical, Mechanical, & General services and construction. Our contract types are: Lump Sum, Unit Price, Cost Plus and T&M. The following tables present our disaggregated revenue for the three months ended December 31, 2025 and 2024:

	Three Months Ended December 31, 2025
			Electrical,
	Gas & Water	Gas & Petroleum	Mechanical, &	Total revenue
	Distribution	Transmission	General	from contracts
Lump sum contracts	$—	$—	$33,282,853	$33,282,853
Unit price contracts	40,610,268	856,203	765,250	42,231,721
Cost plus and T&M contracts	—	23,270,021	15,327,605	38,597,626
Total revenue from contracts	$40,610,268	$24,126,224	$49,375,708	$114,112,200

Earned over time	$22,677,256	$856,203	$35,670,911	$59,204,370
Earned at point in time	17,933,012	23,270,021	13,704,797	54,907,830
Total revenue from contracts	$40,610,268	$24,126,224	$49,375,708	$114,112,200

	Three Months Ended December 31, 2024
			Electrical,
	Gas &Water	Gas & Petroleum	Mechanical, &	Total revenue
	Distribution	Transmission	General	from contracts
Lump sum contracts	$—	$—	$37,733,823	$37,733,823
Unit price contracts	31,300,009	18,418,317	993,395	50,711,721
Cost plus and T&M contracts	—	37,900	12,162,670	12,200,570
Total revenue from contracts	$31,300,009	$18,456,217	$50,889,888	$100,646,114

Earned over time	$19,487,205	$18,418,317	$38,682,101	$76,587,623
Earned at point in time	11,812,804	37,900	12,207,787	24,058,491
Total revenue from contracts	$31,300,009	$18,456,217	$50,889,888	$100,646,114

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

During the three months ended December 31, 2025, we recognized revenue of $14.7 million that was included in the contract liability balance at September 30, 2025.

Accounts receivable-trade, net of allowance for doubtful accounts, contract assets and contract liabilities consisted of the following:

	December 31, 2025	September 30, 2025	Change
Accounts receivable-trade, net of allowance for doubtful accounts	$68,625,693	$76,048,448	$(7,422,755)

Contract assets
Cost and estimated earnings in excess of billings	$23,334,573	$34,455,011	$(11,120,438)

Contract liabilities
Billings in excess of cost and estimated earnings	$31,017,410	$28,318,765	$2,698,645

8.  PERFORMANCE OBLIGATIONS

For the three months ended December 31, 2025, there was no significant revenue recognized as a result of changes in contract transaction price related to performance obligations that were satisfied prior to September 30, 2025. Changes in contract transaction price can result from items such as executed or estimated change orders, and unresolved contract modifications and claims.

At December 31, 2025, the Company had $236.0 million in remaining unsatisfied performance obligations, in which revenue is expected to be recognized over the next twelve months.

9.  UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts as of December 31, 2025 and September 30, 2025, are summarized as follows:

	December 31, 2025	September 30, 2025
Costs incurred on contracts in progress	$473,568,702	$471,208,654
Estimated earnings, net of estimated losses	75,713,201	71,159,322
	549,281,903	542,367,976
Less billings to date	556,964,740	536,231,730
	$(7,682,837)	$6,136,246

Costs and estimated earnings in excess of billed on uncompleted contracts	$23,334,573	$34,455,011

Less billings in excess of costs and estimated earnings on uncompleted contracts	31,017,410	28,318,765

	$(7,682,837)	$6,136,246

The Company’s unaudited backlog at December 31, 2025 and September 30, 2025 was $301.4 million and $259.7 million, respectively.

10.  FAIR VALUE MEASUREMENTS

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

Level 2 — Observable inputs other than Level 1 include quoted prices for similar assets or liabilities, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data. Level 2 also includes derivative contracts whose value is determined using a pricing model with observable market inputs or can be derived principally from or corroborated by observable market data.

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

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed-rate debt was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $41.2 million at December 31, 2025 was $40.7 million. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $43.8 million at September 30, 2025 was $42.8 million.

All other current assets and liabilities are carried at net realizable value which approximates fair value because of their short duration to maturity.

11.  EARNINGS PER SHARE

The amounts used to compute the earnings per share for the three months ended December 31, 2025 and 2024 are summarized below.

	Three Months Ended	Three Months Ended
	December 31, 2025	December 31, 2024
Net income	$2,705,482	$853,733

Weighted average shares outstanding-basic	16,703,674	16,585,334

Weighted average shares outstanding-diluted	16,742,867	16,636,561

Earnings per share available to common shareholders	$0.16	$0.05

Earnings per share-diluted available to common shareholders	$0.16	$0.05

12.  INCOME TAXES

The components of income taxes are as follows:

	Three Months Ended
	December 31, 2025	December 31, 2024
Federal
Current	$87,772	$—
Deferred	750,208	294,974
Total	837,980	294,974

State
Current	67,326	77,291
Deferred	228,238	83,198
Total	295,564	160,489
Total income tax expense	$1,133,544	$455,463

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

The effective income tax rate for the three months ended December 31, 2025 was 29.5%, as compared to 34.8%, for the same period in 2024. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income and non-deductible expenses.

Major items that can affect the effective tax rate include amortization of goodwill and intangible assets and non-deductible amounts for per diem expenses.

The income tax effects of temporary differences giving rise to the deferred tax assets and liabilities are as follows:

	December 31, 2025	September 30, 2025
Deferred tax liabilities
Property and equipment	$10,228,455	$10,057,004
Other	1,463,413	1,483,362
Total deferred tax liabilities	$11,691,868	$11,540,366

Deferred income tax assets
Accruals & Other	$2,833,576	$3,215,102
Net operating loss carryforward-Federal	1,100,038	1,451,126
Net operating loss carryforward-States	730,209	824,539
Net operating loss valuation allowance-States	(703,928)	(703,928)
Total deferred tax assets	$3,959,895	$4,786,839

Total net deferred tax liabilities	$7,731,973	$6,753,527

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, which will result in taxable or deductible amounts in the future. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company had $5.2 million and $6.9 million of federal net operating loss carryforwards at December 31, 2025 and September 30, 2025, respectively. The Company had $26.0 million and $41.9 million of state net operating loss carryforwards at December 31, 2025 and September 30, 2025, respectively. The state net operating loss carryforwards begin to expire in 2026.

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

The line of credit is limited to a borrowing base calculation as summarized below:

	December 31, 2025	September 30, 2025
Eligible borrowing base	$30,000,000	$27,657,997

Borrowed on line of credit	17,000,000	24,750,000

Line of credit balance available	$13,000,000	$2,907,997

Interest rate	6.75%	7.50%

The Company’s $17.0 million and $24.8 million line of credit borrowings are recorded as a long-term debt as of December 31, 2025 and September 30, 2025, respectively.

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

The Company’s lender has agreed to omit the effect of the PPP loan restatement from the Company’s covenant compliance calculations while a final decision on PPP loan forgiveness remains in question. The Company was in compliance with all covenants at December 31, 2025 except for the debt service coverage for which the Company received a waiver from its lender. The Company is projected to meet all non-waived covenant requirements for the next twelve months.

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

During July 2023, management received notification from the SBA that two additional forgiveness applications related to the PPP Loans were under review. As part of the review, the SBA requested information regarding the ability of the Company’s affiliates to meet SBA size standards and/or PPP corporate maximum limits. The requested information was subsequently provided to the SBA through the Lender. As of December 31, 2025, there have been no further requests or communications from the SBA relating to the PPP Loans.

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

A summary of short-term and long-term debt as of December 31, 2025 and September 30, 2025 is as follows:

	December 31, 2025	September 30, 2025
Line of credit payable to bank, monthly interest at 6.75%, final payment due by June 28, 2027, guaranteed by certain directors of the Company.	$17,000,000	$24,750,000

Equipment line of credit with a total of $9.3 million with payments of $202,809 due in monthly installments, including fixed interest at 7.25% and final payment due February 2028, secured by equipment, guaranteed by certain directors of the Company.	5,375,481	5,878,041

Paycheck Protection Program loans from Small Business Administration, 1.0% simple interest, initially forgiven in the fiscal year ended September 30, 2021. Final forgiveness decision has not been determined.	10,417,572	10,401,366

Term note payable to United Bank, WV Pipeline acquisition, due in monthly installments of $64,853, including fixed interest at 4.25%, final payment due by March 25, 2026, secured by receivables and equipment, guaranteed by certain directors of the Company.	199,323	390,328

Notes payable to finance companies, due in monthly installments totaling $260,000 at December 31, 2025 and $244,000 at September 30, 2025, including interest ranging from 0.00% to 6.0%, final payments due January 2026 through November 2029, secured by equipment.	5,473,704	5,415,401

Notes payable to United Bank, Tribute acquisition finance, due in monthly installments totaling $272,016, including fixed interest at 6.9%, final payment due December 2030 secured by receivables and equipment, guaranteed by certain directors of the Company.	13,594,831	14,164,413

Notes payable to bank, due in monthly installments totaling $7,848, including interest at 4.82%, final payment due November 2034 secured by building and property.	696,734	710,466

Notes payable to bank, due in monthly installments totaling $59,932, including fixed interest at 6.0%, final payment due October 2027 secured by receivables and equipment, guaranteed by certain directors of the Company.	1,252,707	1,411,890

Equipment line of credit with a total of $5.0 million borrowings available, including fixed interest at 8.5% for purchases made in the first twelve months. After twelve months the borrowings will be converted to a forty-eight month term note agreement with a fixed interest rate equal to the “U.S. Treasury Rate” plus 2.75% per annum. Final payment due August 2029. The agreement is guaranteed by certain directors of the Company.	4,633,328	4,910,097

Unsecured notes payable to Joe and Cathy Rigney, five-year agreement for monthly fixed interest at 5.0% of sellers’ notes, with $500,000 due September 30, 2030. $462,950,000 fair value at September 30, 2025.	462,950	461,000
Notes payable to David Bolton and Daniel Bolton, due in annual installments totaling $500,000, including interest at 3.25%, final payment due December 31, 2025, unsecured.	—	500,000

Note payable to United Bank, Tri-State Paving acquisition, due in monthly installments of $129,910, including fixed interest at 4.50%, final payment due by June 1, 2027, secured by receivables and equipment, guaranteed by certain directors of the Company.	2,601,883	2,961,211

Notes payable to Corns Enterprises, $1,000,000 with fair value of $936,000, due in annual installments totaling $250,000, including interest at 3.50%, final payment due April 29, 2026, unsecured.	250,000	250,000

Total debt	$61,958,513	$72,204,213

Less current maturities	21,455,063	21,948,182

Total long term debt	$40,503,450	$50,256,031

14.  ACQUISITIONS

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

The Tribute LLC acquisition purchase price is allocated in the table below:

Considerations
Cash	$21,158,981
Common stock issued	2,000,000
Total consideration	23,158,981
Assets acquired
Property and equipment	15,034,900
Accounts Receivable and Retainages acquired from seller	8,360,373
Contract assets acquired from seller	1,715,984
Receivable for cash due to buyer	1,708,846
Intangible assets	1,930,000
Total assets acquired	28,750,103
Liabilities assumed
Accounts payable assumed	(3,476,871)
Long-term debt assumed	(3,789,962)
Contract liabilities assumed	(681,013)
Total liabilities assumed	(7,947,846)
Net assets acquired	20,802,257
Goodwill recognized	$2,356,724

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

The Rigney Digital acquisition purchase price is allocated in the table below:

Considerations
Cash	$3,000,000
Common stock issued	1,000,000
Sellers’ note	500,000
Total consideration	4,500,000
Assets acquired
Property and equipment	130,865
Accounts Receivable acquired from seller	84,194
Intangible assets	964,000
Total assets acquired	1,179,059
Liabilities assumed
Long-term debt assumed	(100,585)
Total liabilities assumed	(100,585)
Net assets acquired	1,078,474
Goodwill recognized	$3,421,526

15.  GOODWILL AND INTANGIBLE ASSETS

The Company follows the guidance of ASC Topic 350, Intangibles-Goodwill and Other, which requires a company to record an impairment charge based on the excess of a reporting unit’s carrying amount of goodwill over its fair value. Under the current guidance, companies can first choose to assess any impairment based on qualitative factors (Step 0). If a company fails this test or decides to bypass this step, it must proceed with a quantitative assessment of goodwill impairment. The Company did not have a goodwill impairment at December 31, 2025 or September 30, 2025.

A table of the Company’s goodwill as of December 31, 2025 and September 30, 2025 is below:

	December 31, 2025	September 30, 2025
Beginning balance	$9,865,804	$4,087,554
Acquired	—	5,778,250
Ending balance	$9,865,804	$9,865,804

A table of the Company’s intangible assets subject to amortization at December 31, 2025 and September 30, 2025 is below:

			Accumulated	Accumulated	Amortization	Amortization
	Remaining Life		Amortization and	Amortization and	and Impairment	and Impairment
	(in months) at		Impairment at	Impairment at	Three Months	Three Months	Net Book Value	Net Book Value
	December 31,		December 31,	September 30,	Ended December 31,	Ended December 31,	at December 31,	at September 30,
	2025	Original Cost	2025	2025	2025	2024	2025	2025
Intangible assets:
West Virginia Pipeline:
Customer relationships	60	$2,209,724	1,104,855	$1,049,610	55,245	55,245	$1,104,869	$1,160,114
Tradename	60	263,584	131,803	125,215	6,588	6,588	131,781	138,369
Non-competes	—	83,203	83,203	83,203	—	—	—	—

Heritage Painting
Customer relationships	42	121,100	36,324	30,270	6,054	6,054	84,776	90,830

Tri-State Paving:
Customer relationships	76	1,649,159	604,692	563,463	41,229	41,229	1,044,467	1,085,696
Tradename	76	203,213	74,511	69,431	5,080	5,080	128,702	133,782
Non-competes	—	39,960	39,960	39,960	—	—	—	—

Tribute Contracting & Consultants
Non-compete 1	107	520,000	56,332	43,333	12,999	2,084	463,668	476,667
Non-compete 2	83	10,000	1,354	1,042	312	2,083	8,646	8,958
Tradename	47	80,000	17,332	13,333	3,999	12,500	62,668	66,667
Backlog	11	1,320,000	775,770	550,000	225,770	—	544,230	770,000

Rigney Digital Systems
Tradename	129	657,100	14,934	—	14,934	—	642,166	657,100
Backlog	21	260,600	32,574	—	32,574	—	228,026	260,600
Non-compete	117	46,300	1,158	—	1,158	—	45,142	46,300

Total intangible assets	—	$7,463,943	$2,974,802	$2,568,860	$405,942	$130,863	$4,489,141	$4,895,083

Amortization expense associated with the identifiable intangible assets is expected to be as follows:

January 2026 to December 2026	$1,264,902
January 2027 to December 2027	688,106
January 2028 to December 2028	590,376
January 2029 to December 2029	576,972
January 2030 to December 2030	550,214
After	818,571
Total	$4,489,141

16.  LEASE OBLIGATIONS

The Company leases office space for SQP for $1,500 per month. The lease, which was originally signed on March 25, 2021, is for a period of two years with five one-year renewals available immediately following the end of the base term. As of December 31, 2025, the Company has only committed to a one-year renewal and is evaluating whether to renew for additional periods.

The Company has two right-of-use operating leases acquired on April 29, 2022, as part of the Tri-State Paving, LLC transaction. The first operating lease, for the Hurricane, West Virginia facility, had a net present value of $236,000 at inception, and a carrying value of $0 at December 31, 2025. The 4.5% interest rate on the operating lease is based on the Company’s incremental borrowing rate at inception. The Company signed an amendment to extend the lease for one year after the original lease expired. As of December 31, 2025, the Company has only committed to a one-year renewal and is evaluating whether to renew for additional periods.

The second operating lease, for the Chattanooga, Tennessee facility, had a net present value of $144,000 at inception, and expired on August 31, 2024. The lease was renewed for a two - year period with a net present value of $140,000 and had a carrying value of $30,000 at December 31, 2025. The 8.5% interest rate on the operating lease is based on the Company’s incremental borrowing rate at inception.

The Company has a right-of-use operating lease with Enterprise acquired on August 11, 2022, as part of the Ryan Environmental acquisition. This lease agreement was initially for thirty-one vehicles with a net present value of $1.2 million. The Company subsequently netted fifty additional leased vehicles. The right-of-use operating lease had a carrying value of $1.7 million at December 31, 2025. Each vehicle leased under the master lease program has its own implicit rate.

The Company has a right-of-use operating lease acquired on March 28, 2023. This lease, for the Winchester, Kentucky facility, had a net present value of $290,000 at inception and a carrying value of $17,000 at December 31, 2025. The 7.5% interest rate on the operating lease is based on the Company’s incremental borrowing rate at inception.

The Company has a right-of-use operating lease acquired on December 1, 2025. This lease, for the Columbus, Ohio facility, had a net present value of $255,000 at inception and a carrying value of $250,000 at December 31, 2025. The 6.75% interest rate on the operating lease is based on the Company’s incremental borrowing rate at inception.

Schedules related to the Company’s operating leases at the fiscal year ended December 31, 2025 and 2024 can be found below:

Operating Lease-Weighted Average Remaining Term

		Remaining
	Years left	liability		Lease end	Fiscal year end
Operating lease 2	0.3	30,397		8/31/2026	2026
Operating lease 3	3.3	1,701,664		9/30/2028	2028
Operating lease 4	0.5	17,349		3/31/2026	2026
Operating lease 5	3.0	249,797		11/30/2028	2029
		$1,999,207

Weighted average remaining term		2.8	years

Operating Lease Maturity Schedule
January 2026 to December 2026	$1,290,257
January 2027 to December 2027	727,949
January 2028 to December 2028	356,553
January 2029 to December 2029	40,928
2,415,687
Less amounts representing interest	(416,480)
Present value of operating lease liabilities	$1,999,207

	Three Months Ended	Three Months Ended
	December 31,	December 31,
Operating Lease Expense	2025	2024
Amortization
Operating lease 1	$—	$20,691
Operating lease 2	18,198	17,213
Operating lease 3	237,250	195,170
Operating lease 4	27,118	24,502
Operating lease 5	6,154	—
Total amortization	288,720	257,576

Interest
Operating lease 1	$—	$309
Operating lease 2	1,060	2,587
Operating lease 3	42,656	63,722
Operating lease 4	512	2,453
Operating lease 5	1,441	—
Total interest	45,669	69,071
Total amortization and interest	$334,389	$326,647

	Three Months Ended	Three Months Ended
	December 31,	December 31,
Cash Paid for Operating Leases	2025	2024
Operating lease 1	$—	$21,000
Operating lease 2	19,258	19,800
Operating lease 3	279,906	258,892
Operating lease 4	27,630	26,955
Operating lease 5	7,595	—
	$334,389	$326,647

The Company rents equipment for use on construction projects with rental agreements week to week or month to month. Rental expense can vary by fiscal year due to equipment requirements on construction projects and the availability of Company owned equipment. Rental expenses, which is included in cost of goods sold on the consolidated statements of income, was $7.0 million and $5.0 million for the three months ended December 31, 2025, and 2024, respectively.

17.  SHARE-BASED COMPENSATION

The Company has a stock-based compensation plan, under which restricted stock awards are available for issuance to eligible participants. Non-cash stock-based compensation expense is included within general and administrative expense in the consolidated financial statements. Share-based payments are recognized based on their grant date fair values. Forfeitures are recorded as they occur.

Grants of restricted stock awards are valued based on the closing market share price of the Company’s common stock as reported on the Nasdaq Stock Market, LLC (the “market price”) on the date of grant. Non-cash-based compensation expense arising from restricted shares is recognized on a straight-line basis over the vesting period. Grants of restricted shares generally vest one-third annually over a period of three years.

Some participants may choose the net share settlement method to cover withholding tax requirements, in which case shares withheld for taxes are not issued, but are treated as common stock repurchases in the consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. The Company then pays the corresponding withholding taxes to the appropriate taxing authorities in cash on behalf of the recipient. Withheld shares, which are valued at the market price on the date of grant, are recorded as a reduction to additional paid-in capital, and related payments to taxing authorities are reflected within financing activities in the consolidated statements of cash flows.

For the three months ended December 31, 2025 and 2024, the Company granted 11,251 and 0 shares, respectively, related to restricted stock awards.

The table below represents all unvested restricted stock awards at December 31, 2025:

					Vesting (1/3 Annual)		at December 31, 2025
	Grant Date	Shares Granted	Grant Price	Grant Value	Beginning	Ending	Unvested Shares	Unvested Value
Award 1	2/15/2023	40,000	$2.65	$106,000	2/15/2024	2/15/2026	13,333	$35,332
Award 2	1/17/2024	3,663	$5.46	$20,000	1/17/2025	1/17/2027	2,442	$13,333
Award 3	6/20/2024	6,684	$7.48	$50,000	6/20/2025	6/20/2027	4,456	$33,333
Award 4	8/21/2024	10,153	$9.85	$100,007	8/21/2025	8/21/2027	6,768	$66,665
Award 5	8/21/2024	4,061	$9.85	$40,001	8/21/2025	8/21/2027	2,707	$26,664
Award 6	1/15/2025	1,985	$12.60	$25,011	1/15/2026	1/15/2028	1,985	$25,011
Award 7	1/15/2025	1,985	$12.60	$25,011	1/15/2026	1/15/2028	1,985	$25,011
Award 8	11/18/2025	5,291	$9.45	$50,000	11/18/2026	11/18/2028	5,291	$50,000
Award 9	12/17/2025	2,980	$8.39	$25,002	12/17/2026	12/17/2028	2,980	$25,002
Award 10	12/17/2025	2,980	$8.39	$25,002	12/17/2026	12/17/2028	2,980	$25,002
		79,782		$466,034			44,927	325,353

Weighted average grant-date fair value			$5.84

The table below represents all restricted stock awards to Named Executive Officers as of December 31, 2025:

					Vesting (1/3 Annual)		at December 31, 2025
	Grant Date	Shares Granted	Grant Price	Grant Value	Beginning	Ending	Unvested Shares	Unvested Value
Douglas Reynolds	2/15/2023	40,000	$2.65	$106,000	2/15/2024	2/15/2026	13,333	$35,332
Charles Crimmel	1/17/2024	3,663	$5.46	$20,000	1/17/2025	1/17/2027	2,442	$13,333
Douglas Reynolds	8/21/2024	4,061	$9.85	$40,001	8/21/2025	8/21/2027	2,707	$26,664
Charles Crimmel	1/15/2025	1,985	$12.60	$25,011	1/15/2026	1/15/2028	1,985	$25,011
		49,709		$191,012			20,467	100,340

Weighted average grant-date fair value			$3.84

The table below represents the total unvested restricted stock awards and grant amounts that will vest in future periods at December 31, 2025:

	Grant Vesting	Grant Amount
January 2026-December 2026	26,596	$155,367
January 2027-December 2027	13,260	120,008
January 2028-December 2028	5,071	49,978
	44,927	$325,353

The table below represents the total unrecognized compensation expense for unvested restricted stock awards to be expensed in future periods at December 31, 2025:

January 2026-December 2026	$124,428
January 2027-December 2027	87,991
January 2028-December 2028	31,252
$243,671

18.  SUBSEQUENT EVENTS

On January 15, 2026, the Company paid a quarterly dividend of $0.03 per common share to shareholders of record as of December 31, 2025.

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

Company Overview

Energy Services of America Corporation (“Energy Services” or the “Company”), formed in 2006, is a contractor and service company that operates primarily in the mid-Atlantic and central regions of the United States and provides services to customers in the natural gas, petroleum, water distribution, automotive, chemical, and power industries. For the gas industry, the Company is primarily engaged in the construction, replacement and repair of natural gas pipelines and storage facilities for utility companies and private natural gas companies. Energy Services is involved in the construction of both interstate and intrastate pipelines, with an emphasis on the latter. For the oil industry, the Company provides a variety of services relating to pipeline, storage facilities and plant work. For the power, chemical, and automotive industries, the Company provides a full range of electrical and mechanical installations and repairs including substation and switchyard services, site preparation, equipment setting, pipe fabrication and installation, packaged buildings, transformers, and other ancillary work with regards thereto. Energy Services’ other pipeline services include corrosion protection services, horizontal drilling services, liquid pipeline construction, pump station construction, production facility construction, water and sewer pipeline installations, various maintenance and repair services and other services related to pipeline construction. The Company has also added the ability to perform horizontal directional drilling, civil, and general contracting services.

The Company had consolidated operating revenues of $114.1 million for the three months ended December 31, 2025, of which 43.3% was attributable to electrical, mechanical, and general contract services, 21.1% to gas and petroleum transmission projects, and 35.6% to gas & water distributions services. The Company had consolidated operating revenues of $100.6 million for the three months ended December 31, 2024, of which 53.2% was attributable to electrical, mechanical, and general contract services, 23.5% to gas and petroleum transmission projects, and 23.3% to gas & water distributions services.

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

Nitro Construction Services, Inc. (“NCS”), a wholly owned subsidiary of C.J. Hughes, provides electrical, mechanical, HVAC/R, and fire protection services to customers primarily in the automotive, chemical, and power industries. Nitro Electric Company, LLC (“Nitro Electric”), a wholly owned subsidiary of NCS, performs industrial electrical work and has a satellite office registered in Michigan. Pinnacle Technical Solutions, Inc. (“Pinnacle”), a wholly owned subsidiary of NCS, operates as a data storage facility within Nitro’s office building. Pinnacle is supported by NCS and has no employees of its own. NCS and its subsidiaries will collectively be referred to “Nitro”. Revolt Energy, LLC (“Revolt”), formerly a wholly owned subsidiary of NCS, that performed residential solar installations projects, was sold for a nominal consideration on March 1, 2025 in a transaction that was not material to the Company’s Consolidated Financial Statements. On September 30, 2025, Nitro completed the asset acquisition of Rigney Digital System Ltd. (“Rigney”), an HVAC/R controls company located in Hurricane, WV, which operates as a division of Nitro.

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

The Company’s website address is www.energyservicesofamerica.com. Information on our website is not part of this Quarterly Report on Form 10-Q unless otherwise stated.

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

Three months ended December 31, 2025 and 2024 Overview

The following is an overview of results from operations for the three months ended December 31, 2025 and 2024:

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2025	2024
Revenue	$114,112,200	$100,646,114

Cost of revenue	100,118,408	90,382,532

Gross profit	13,993,792	10,263,582

Selling and administrative expenses	9,081,029	8,618,188
Income from operations	4,912,763	1,645,394

Other income (expense)
Interest income	—	—
Paycheck Protection Program (“PPP”) loan forgiveness	—	—
Proceeds from lawsuit judgement	—	—
Other nonoperating expense	(102,642)	(48,262)
Interest expense	(989,851)	(483,718)
Gain on sale of equipment	18,756	195,782
	(1,073,737)	(336,198)

Income before income taxes	3,839,026	1,309,196

Income tax expense	1,133,544	455,463

Net income	2,705,482	853,733

Weighted average shares outstanding-basic	16,703,674	16,585,334

Weighted average shares-diluted	16,742,867	16,636,561

Earnings per share available to common shareholders	$0.16	$0.05

Earnings per share-diluted available to common shareholders	$0.16	$0.05

Results of Operations for the Three Months Ended December 31, 2025 Compared to the Three Months Ended December 31, 2024

Revenues. A table comparing the Company’s revenues for the three months ended December 31, 2025 compared to the three months ended December 31, 2024 is below:

	Three Months Ended
	December 31, 2025	% of total	December 31, 2024	% of total	Change	% Change
Gas & Water Distribution	$40,610,268	35.6%	31,300,009	23.3%	$9,310,259	29.7%
Gas & Petroleum Transmission	24,126,224	21.1%	18,456,217	23.5%	5,670,007	30.7%
Electrical, Mechanical, & General	49,375,708	43.3%	50,889,888	53.2%	(1,514,180)	-3.0%
Total	$114,112,200	100.0%	100,646,114	100.0%	$13,466,086	13.4%

Total revenues increased by $13.5 million to $114.1 million for the three months ended December 31, 2025, as compared to $100.6 million for the three months ended December 31, 2024. The increase was a result of $9.3 million and $5.7 million in increased work in the Gas & Water Distribution and Gas & Petroleum Transmission categories, respectively, partially offset by a $1.5 million decrease in Electrical, Mechanical, & General work for the three months ended December 31, 2025 as compared to the same period in 2024.

Gas & Water Distribution revenues totaled $40.6 million for the three months ended December 31, 2025, a $9.3 million increase from $31.3 million for the three months ended December 31, 2024. The revenue increase was primarily related to increased water distribution services performed during the three months ended December 31, 2025, as compared to the same period in 2024.

Gas & Petroleum Transmission revenues totaled $24.1 million for the three months ended December 31, 2025, a $5.7 million increase from $18.5 million for the three months ended December 31, 2024. The revenue increase was primarily due to two new transmission projects awarded in the first quarter of fiscal year 2026.

Electrical, Mechanical, & General construction services revenues totaled $49.4 million for the three months ended December 31, 2025, a $1.5 million decrease from $50.9 million for the three months ended December 31, 2024. The revenue decrease was primarily related to a decrease in electrical services performed during the three months ended December 31, 2025, as compared to the same period in 2024.

Cost of Revenues. A table comparing the Company’s costs of revenues for the three months ended December 31, 2025, compared to the three months ended December 31, 2024, is below:

	Three Months Ended
	December 31, 2025	% of total	December 31, 2024	% of total	Change	% Change
Gas & Water Distribution	$34,090,278	34.0%	$26,136,503	28.9%	$7,953,775	30.4%
Gas & Petroleum Transmission	20,278,021	20.3%	17,521,937	19.4%	2,756,084	15.7%
Electrical, Mechanical, & General	44,505,721	44.5%	46,050,004	51.0%	(1,544,283)	-3.4%
Unallocated Shop Expense	1,244,388	1.2%	674,088	0.7%	570,300	84.6%
Total	$100,118,408	100.0%	$90,382,532	100.0%	$9,735,876	10.8%

Total cost of revenues increased by $9.7 million to $100.1 million for the three months ended December 31, 2025, as compared to $90.4 million for the three months ended December 31, 2024. The cost of revenues increase was the result of increased work in the Gas & Water Distribution and Gas & Petroleum Transmission business categories, partially offset by a decrease in Electrical, Mechanical, & General work.

Gas & Water Distribution cost of revenues totaled $34.1 million for the three months ended December 31, 2025, a $8.0 million increase from $26.1 million for the three months ended December 31, 2024. The cost of revenues increase was primarily related to increased water distribution services performed during the three months ended December 31, 2025, as compared to the same period in 2024.

Gas & Petroleum Transmission cost of revenues totaled $20.3 million for the three months ended December 31, 2025, a $2.8 million increase from $17.5 million for the three months ended December 31, 2024. The cost of revenues increase for the three months ended December 31, 2025 was primarily due to two new transmission projects awarded in the first quarter of fiscal year 2026.

Electrical, Mechanical, & General construction services cost revenues totaled $44.5 million for the three months ended December 31, 2025, a $1.5 million decrease from $46.1 million for the three months ended December 31, 2024. The cost of revenues decrease was primarily related to a decrease in electrical services performed during the three months ended December 31, 2025, as compared to the same period in 2024.

Unallocated shop expenses totaled $1.2 million for the three months ended December 31, 2025, a $570,000 increase from $674,000 for the three months ended December 31, 2024. The increase in unallocated shop expenses was primarily due to an increase in depreciation, insurance, and equipment repair costs without an offsetting increase to internal equipment charged to projects for the three months ended December 31, 2025, as compared to the same period in the prior year.

Gross Profit (Loss). A table comparing the Company’s gross profit for the three months ended December 31, 2025, compared to the three months ended December 31, 2024, is below:

	Three Months Ended
	December 31, 2025	% of revenue	December 31, 2024	% of revenue	Change	% Change
Gas & Water Distribution	$6,519,990	16.06%	$5,163,506	16.50%	$1,356,484	26.3%
Gas & Petroleum Transmission	3,848,203	15.95%	934,280	5.06%	2,913,923	311.9%
Electrical, Mechanical, & General	4,869,987	9.86%	4,839,884	9.51%	30,103	0.6%
Unallocated Shop Expense	(1,244,388)	—	(674,088)	—	(570,300)	84.6%
Total	$13,993,792	12.3%	$10,263,582	10.2%	$3,730,210	36.3%

Total gross profit increased by $3.7 million to $14.0 million for the three months ended December 31, 2025, as compared to $10.3 million for the three months ended December 31, 2024. The increase was primarily due to increased profit in all business lines, partially offset by increased unallocated shop expense during the first quarter of fiscal year 2026, as compared to the same period in the prior year.

Gas & Water Distribution gross profit totaled $6.5 million for the three months ended December 31, 2025, a $1.4 million increase from $5.2 million for the three months ended December 31, 2024. The gross profit increase was primarily related to increased water distribution services performed during the three months ended December 31, 2025, as compared to the same period in 2024.

Gas & Petroleum Transmission gross profit totaled $3.8 million for the three months ended December 31, 2025, a $2.9 million increase from $934,000 for the three months ended December 31, 2024. The gross profit increase for the three months ended December 31, 2025 was primarily due to two new transmission projects awarded in the first quarter of fiscal year 2026.

Electrical, Mechanical, & General construction services gross profit totaled $4.9 million for the three months ended December 31, 2025, a $30,000 increase from $4.8 million for the three months ended December 31, 2024. The gross profit increase was primarily related to increased profitability on work performed offsetting the $1.5 million decrease in revenue for the three months ended December 31, 2025 compared to the same period in 2024.

Gross loss attributable to unallocated shop expenses totaled ($1.2 million) for the three months ended December 31, 2025, a $570,000 increase from ($674,000) for the three months ended December 31, 2024. The increase in gross loss related to unallocated shop expenses was primarily due to an increase in depreciation, insurance, and equipment repair costs without an offsetting increase to internal equipment charged to projects for the three months ended December 31, 2025, as compared to the same period in the prior year.

Selling and administrative expenses. Total selling and administrative expenses increased by $463,000 to $9.1 million for the three months ended December 31, 2025, as compared to $8.6 million for the same period in 2024. The increase was primarily related to increased selling and administrative expenses for the three months ended December 31, 2025 related to a fiscal year 2025 acquisition that only operated for one month during the three months ended December 31, 2024.

Other non-operating expense. Other non-operating expenses totaled $103,000 for the three months ended December 31, 2025, as compared to $48,000 in non-operating expense for the same period in 2024. The increase was primarily due to intangible asset amortization related to an acquisition closed on September 30, 2025.

Interest expense. Interest expense totaled $990,000 for the three months ended December 31, 2025, an increase of $506,000 from $484,000 for the same period in 2024. The increase was primarily due to increased interest expense related to line of credit borrowings during the three months ended December 31, 2025, as compared to same period in the prior fiscal year.

Gain on sale of equipment. Gain on sale of equipment totaled $19,000 for the three months ended December 31, 2025, a decrease of $177,000 from $196,000 for the same period in the prior year. The Company sold certain underutilized or non-working pieces of equipment during the three months ended December 31, 2024, with no comparable sale occurring during the three months ended December 31, 2025.

Net income. Income before income taxes was $3.8 million for the three months ended December 31, 2025, as compared to $1.3 million for the same period in the prior year. The increase was primarily related to the items mentioned above.

Income tax expense for the three months ended December 31, 2025, was $1.1 million compared to $455,000 for the same period in the prior year. The increase in income tax expense was due to an increase in taxable income during the three months ended December 31, 2025, as compared to the same period in the prior year.

Net income for the three months ended December 31, 2025, was $2.7 million, as compared to $854,000 for the same period in the prior year.

Segment Results

The following table sets forth segment revenues, segment income (loss) from operations and operating margins for the periods indicated, as well as the dollar and percentage change from the prior period:

	Three Months Ended December 31,				Change
Revenues:	2025		2024		$	%
Underground Infrastructure Construction	$69,177,084	60.6%	$52,820,146	52.5%	$16,356,938	31.0%
Industrial Construction	33,746,447	29.6%	35,396,513	35.2%	(1,650,066)	(4.7)%
Building Construction	11,188,669	9.8%	12,429,455	12.3%	(1,240,786)	(10.0)%
Consolidated revenues	$114,112,200	100.0%	$100,646,114	100.0%	$13,466,086	13.4%
Income (loss) from operations:
Underground Infrastructure Construction	$4,501,376	6.5%	$1,047,705	2.0%	$3,453,671	329.6%
Industrial Construction	1,560,297	4.6%	1,899,725	5.4%	(339,428)	(17.9)%
Building Construction	500,823	4.5%	583,637	4.7%	(82,814)	(14.2)%
Corporate and Non-Allocated Costs	(1,649,733)	(1.4)%	(1,885,673)	(1.9)%	235,940	(12.5)%
Consolidated income from operations	$4,912,763	4.3%	$1,645,394	1.6%	$3,267,369	198.6%

Underground Infrastructure Construction

Revenues. The $16.4 million increase in revenues for the three months ended December 31, 2025 as compared to the same period in 2024 was primarily due to the Company’s focus on growing its natural gas and water distribution business lines. Additionally, two new natural gas transmission projects were started during the three months ended December 31, 2025.

Income from operations. The $3.5 million increase in income from operations for the three months ended December 31, 2025 as compared to the same period in 2024 was primarily due to an increased volume of work and profitability from gas transmission projects.

Industrial Construction

Revenues. The $1.7 million decrease in revenues for the three months ended December 31, 2025 as compared to the same period in 2024 was primarily due to a decrease in the amount of electrical work performed.

Income from operations. The $339,000 decrease in income from operations for the three months ended December 31, 2025 as compared to the same period in 2024 was primarily due to a slight decrease in gross profit resulting from less work performed and an increase in indirect operating expenses.

Building Construction

Revenues. The $1.2 million decrease in revenues for the three months ended December 31, 2025 as compared to the same period in 2024 was primarily due to working to complete projects under contract while bidding on projects with projected start dates in the Company’s third quarter of fiscal year 2026.

Income from operations. The $83,000 decrease in income from operations for the three months ended December 31, 2025 as compared to the same period in 2024 was primarily due to the decreased volume of work completed in the Company’s first quarter of fiscal year 2026.

Corporate and Non-Allocated Costs

The $236,000 decrease in Corporate and Non-Allocated Costs for the three months ended December 31, 2025 as compared to the same period in 2024 was primarily due to decreased indirect operating costs.

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

Comparison of Financial Condition at December 31, 2025, and September 30, 2025

The Company had total assets of $201.0 million at December 31, 2025, a decrease of $14.2 million from the prior fiscal year end balance of $215.2 million.

Contract assets totaled $23.3 million at December 31, 2025, a decrease of $11.1 million from the prior fiscal year end balance of $34.5 million. The decrease was due to a difference in the timing of project billings at December 31, 2025, compared to September 30, 2025.

Accounts receivable, net of allowance for doubtful accounts, totaled $69.1 million at December 31, 2025, a decrease of $7.5 million from the prior fiscal year end balance of $76.6 million. The decrease was primarily due to the timing of cash collections and project invoicing since September 30, 2025.

Prepaid expenses and other totaled $3.6 million at December 31, 2025, a decrease of $1.4 million from the prior fiscal year end balance of $5.0 million. The decrease was primarily due to a decrease in prepaid insurance that was expensed during the three months ended December 31, 2025.

The Company had net property, plant and equipment of $52.9 million at December 31, 2025, a decrease of $592,000 from the prior fiscal year end balance of $53.5 million. The decrease was due to $3.4 million in depreciation expense, and $91,000 in net equipment disposals, partially offset by 2.9 million in equipment acquisitions.

Intangible assets, net totaled $4.5 million at December 31, 2025, a decrease of $406,000 from the prior fiscal year end balance of $4.9 million. The decrease was primarily due to the amortization of intangible assets during the three months ended December 31, 2025.

Right-of-use assets totaled $2.0 million at December 31, 2025, a decrease of $44,000 from the prior fiscal year end balance of $2.1 million. The decrease was primarily due to the amortization of operating leases during the three months ended December 31, 2025, partially offset by the addition of one new right-of-use asset resulting from a new operating lease.

Cash and cash equivalents totaled $16.7 million at December 31, 2025, an increase of $4.4 million from the prior fiscal year end balance of $12.2 million. The increase was primarily due to a net $18.8 million provided by operating activities, partially offset by a net $12.5 million used in financing activities, and by a $1.9 million net investment in equipment.

Retainage receivable totaled $18.3 million at December 31, 2025, an increase of $2.2 million from the prior fiscal year end balance of $16.0 million. The increase was primarily due to the timing of retention billings and increased work in the three months ended December 31, 2025 as compared to the same period in the prior fiscal year.

Other receivables totaled $1.2 million at December 31, 2025, an increase of $138,000 from the prior fiscal year end balance of $1.1 million. The increase was primarily due to an expected refund on insurance premiums paid.

Goodwill totaled $9.9 million at December 31, 2025, unchanged from the prior fiscal year end balance.

The Company had total liabilities of $140.4 million at December 31, 2025, a decrease of $15.6 million from the prior fiscal year end balance of $156.0 million.

The aggregate balance of current maturities of long-term debt and long-term debt totaled $51.5 million at December 31, 2025, a decrease of $10.3 million from the prior fiscal year-end balance of $61.8 million. The decrease was primarily due to $3.4 million in principal payments on long-term debt and $7.8 million in repayments on the operating line of credit, partially offset by $840,000 in new equipment financing.

Accounts payable totaled $24.3 million at December 31, 2025, a decrease of $6.4 million from the prior fiscal year end balance of $30.7 million. The decrease was due to the timing of accounts payable payments as compared to September 30, 2025.

Accrued expenses and other current liabilities totaled $13.2 million at December 31, 2025, a decrease of $2.7 million from the prior fiscal year end balance of $15.9 million. The decrease was due to the timing of accrued expense payments, as compared to September 30, 2025.

Contract liabilities totaled $31.0 million at December 31, 2025, an increase of $2.7 million from the prior fiscal year end balance of $28.3 million. The increase was due to a difference in the timing of project billings at December 31, 2025, as compared to September 30, 2025.

Current and long-term operating lease liabilities totaled $2.0 million at December 31, 2025, a decrease of $44,000 from the prior fiscal year end balance. The decrease was primarily due to lease payments made during the three months ended December 31, 2025, partially offset by the addition of one new operating lease.

Income tax payable totaled $168,000 at December 31, 2025, an increase of $168,000 from the prior fiscal year end balance. The increase was primarily related to the taxable income generated during the three months ended December 31, 2025.

Lines of credit and short-term borrowings totaled $10.4 million at December 31, 2025, an increase of $16,000 from the prior fiscal year end balance. The increase was due to interest accrued on PPP Loans. Refer to Note 3 “Accounting for PPP Loans” in the accompanying consolidated financial statements for additional details.

Deferred tax liabilities totaled $7.7 million at December 31, 2025, a $978,000 increase from the prior fiscal year end balance of $6.8 million. The increase was primarily related to a $171,000 deferred tax liability increase related to bonus depreciation on equipment acquired, a $445,000 decrease in federal and state NOL carryforwards, and a $382,000 decrease to other deferred tax assets.

Shareholders’ equity was $60.6 million at December 31, 2025, an increase of $1.4 million from the prior fiscal year end balance of $59.2 million. The increase was primarily due to net income of $2.7 million for the three months ended December 31, 2025, partially offset by $847,000 in repurchases of the Company’s common stock and a $499,000 declared quarterly dividend that was paid on January 2, 2026.

Liquidity and Capital Resources

Operating Line of Credit

In July 2025, the Company renewed its $30.0 million line of credit with a maturity date of June 28, 2027. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%.

The line of credit is limited to a borrowing base calculation as summarized below:

	December 31, 2025	September 30, 2025
Eligible borrowing base	$30,000,000	$27,657,997

Borrowed on line of credit	17,000,000	24,750,000

Line of credit balance available	$13,000,000	$2,907,997

Interest rate	6.75%	7.50%

The Company’s $17.0 million and $24.8 million line of credit borrowings are recorded as a long-term debt as of December 31, 2025 and September 30, 2025, respectively.

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

The Company’s lender has agreed to omit the effect of the PPP loan restatement from the Company’s covenant compliance calculations while a final decision on PPP loan forgiveness remains in question. The Company was in compliance with all covenants at December 31, 2025 except for the debt service coverage for which the Company received a waiver from its lender. The Company is projected to meet all covenant requirements for the next twelve months.

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

During July 2023, management received notification from the SBA that two additional forgiveness applications related to the PPP Loans were under review. As part of the review, the SBA requested information regarding the ability of the Company’s affiliates to meet SBA size standards and/or PPP corporate maximum limits. The requested information was subsequently provided to the SBA through the Lender. As of December 31, 2025, there have been no further requests or communications from the SBA relating to the PPP Loans.

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

Long-Term Debt

On December 16, 2014, the Company’s Nitro subsidiary entered into a 20-year $1.2 million loan agreement with a bank to purchase the office building and property it had previously been leasing. The interest rate on this loan agreement is 4.82% with monthly payments of $7,800. The interest rate on this note is subject to change from time to time based on changes in the U.S. Treasury yield, adjusted to a constant maturity of three years as published by the Federal Reserve weekly. As of December 31, 2025, the Company had made principal payments of $503,000. The loan is collateralized by the building purchased under this agreement. The note is currently held by Peoples Bank, Inc.

On December 31, 2020, West Virginia Pipeline Acquisition Company, later renamed West Virginia Pipeline, Inc., entered into a $3.0 million sellers’ note agreement with David and Daniel Bolton for the remaining purchase price of West Virginia Pipeline, Inc. For the purchase price allocation, the $3.0 million note had a fair value of $2.85 million. As part of the $6.35 million acquisition price, the Company paid $3.5 million in cash in addition to the note. The unsecured five-year term note requires annual payments of at least $500,000 with a fixed interest rate of 3.25% on the $3.0 million sellers’ note, which equates to 5.35% on the carrying value of the note. As of December 31, 2025, the Company had paid off the seller’s note.

On April 2, 2021, the Company entered into a $3.5 million Non-Revolving Note agreement with United Bank. This five-year agreement repaid the outstanding $3.5 million line of credit that was used for the down payment on the West Virginia Pipeline acquisition. This loan has monthly installment payments of $64,853 and has a fixed interest rate of 4.25%. The loan is collateralized by the Company’s equipment and receivables. As of December 31, 2025, the Company had made principal payments of $3.3 million.

On April 29, 2022, the Company entered into a $7.5 million Non-Revolving Note agreement with United Bank. This five-year agreement was used to finance the purchase of Tri-State Paving and has monthly payments of $129,910 with a fixed interest rate of 4.25%. As of December 31, 2025, the Company had made principal payments of $4.9 million.

On April 29, 2022, the Company entered into a $1.0 million promissory note agreement with Corns Enterprises, a related party, as partial consideration for the purchase of Tri-State Paving. David E. Corns continued his role as President of the Company’s Tri-State Paving Subsidiary until his retirement in May 2025. This four-year agreement requires $250,000 principal installment payments on or before the end of each twelve (12) full calendar month period beginning April 29, 2022. Interest payments due will be calculated on the principal balance remaining and shall be at the stated rate of 3.5% per year. The Company has made $750,000 in principal payments on this note as of December 31, 2025.

On October 10, 2022, the Company entered into a $3.1 million promissory note agreement with United Bank. This five-year agreement financed the previous cash value of equipment purchased in the Ryan Construction acquisition. This loan has monthly installment payments of $60,000 and has a fixed interest rate of 6.0%. The loan is collateralized by the Company’s equipment and receivables. As of December 31, 2025, the Company had made principal payments of $1.8 million.

On June 1, 2023, the Company entered into a $9.3 million Non-Revolving Note agreement with United Bank. This five-year agreement gave the Company access to a $9.3 million line of credit (“Equipment Line of Credit 2023”), specifically for the purchase of equipment, for a period of six months with a fixed interest rate of 7.25%. After six months, all borrowings against the Equipment Line of Credit 2023 converted to a fifty-four-month term note agreement with a fixed interest rate of 7.25%. The loan is collateralized by the equipment purchased under this agreement. As of December 31, 2025, the Company had borrowed $9.3 million against this line of credit and made $3.9 million in principal payments.

On August 8, 2024, the Company entered into a $5.0 million Non-Revolving Note agreement with United Bank. This five-year agreement gave the Company access to a $5.0 million equipment line of credit, specifically for the purchase of equipment, for a period of twelve months with a variable interest rate based on the “Wall Street Journal” Prime Rate (the index) and initially at 8.5%. After twelve months, all borrowings against the equipment line of credit were converted to a forty-eight month term note agreement with a fixed interest rate equal to the “U.S. Treasury Rate” plus 2.75% per annum. The loan is collateralized by the equipment purchased under this agreement. As of December 31, 2025, the Company had borrowed $5.0 million against this equipment line of credit and made repayments of $367,000 in principal payments.

On December 2, 2024, the Company entered into a $16.0 million loan agreement with United Bank to finance the acquisition of Tribute. This six-year agreement has monthly payments of $272,000 including a fixed interest rate of 6.9%. As of December 31, 2025, the Company had made $2.4 million in principal payments.

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

Operating Leases

The Company leases office space for SQP for $1,500 per month. The lease, which was originally signed on March 25, 2021, is for a period of two years with five one-year renewals available immediately following the end of the base term. As of December 31, 2025, the Company has only committed to a one-year renewal and is evaluating whether to renew for additional periods.

The Company has two right-of-use operating leases acquired on April 29, 2022, as part of the Tri-State Paving, LLC transaction. The first operating lease, for the Hurricane, West Virginia facility, had a net present value of $236,000 at inception, and a carrying value of $0 at December 31, 2025. The 4.5% interest rate on the operating lease is based on the Company’s incremental borrowing rate at inception. The Company signed a an amendment to extend the lease for one year after the original lease expired. As of December 31, 2025, the Company has only committed to a one-year renewal and is evaluating whether to renew for additional periods.

The second operating lease, for the Chattanooga, Tennessee facility, had a net present value of $144,000 at inception, and expired on August 31, 2024. The lease was renewed for a two-year period with a net present value of $140,000 and had a carrying value of $30,000 at December 31, 2025. The 8.5% interest rate on the operating lease is based on the Company’s incremental borrowing rate at inception.

The Company has a right-of-use operating lease with Enterprise acquired on August 11, 2022, as part of the Ryan Environmental acquisition. This lease agreement was initially for thirty-one vehicles with a net present value of $1.2 million. The Company subsequently netted fifty additional leased vehicles. The right-of-use operating lease had a carrying value of $1.7 million at December 31, 2025. Each vehicle leased under the master lease program has its own implicit rate.

The Company has a right-of-use operating lease acquired on March 28, 2023. This lease, for the Winchester, Kentucky facility, had a net present value of $290,000 at inception and a carrying value of $17,000 at December 31, 2025. The 7.5% interest rate on the operating lease is based on the Company’s incremental borrowing rate at inception.

The Company has a right-of-use operating lease acquired on December 1, 2025. This lease, for the Columbus, Ohio facility, had a net present value of $255,000 at inception and a carrying value of $250,000 at December 31, 2025. The 6.75% interest rate on the operating lease is based on the Company’s incremental borrowing rate at inception.

Off-Balance Sheet Arrangements

Due to the nature of our industry, we often enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Though for the most part not material in nature, some of these are:

Rental Agreements

The Company rents equipment for use on construction projects with rental agreements being week to week or month to month. Rental expense can vary by reporting period due to equipment requirements on construction projects and the availability of Company owned equipment. Rental expense, which is included in cost of goods sold on the consolidated statements of income, was $7.0 million and $5.0 million, respectively, for the three months ended December 31, 2025 and 2024.

Letters of Credit

Certain customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors and vendors on various customer projects. At December 31, 2025, the Company did not have any letters of credit outstanding.

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

Currently, the Company has an agreement with a surety company to provide bonding which will suit the Company’s immediate needs. The ability to obtain bonding for future contracts is an important factor in the contracting industry with respect to the type and value of contracts that can be bid. Depending upon the size and conditions of a particular contract, the Company may be required to post letters of credit or other collateral in favor of the insurer. Posting these letters or other collateral will reduce our borrowing capabilities. The Company does not anticipate any claims in the foreseeable future. At December 31, 2025, the Company had $71.7 million in performance bonds outstanding.

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

Please see the tables below for customers that represent 10.0% or more of the Company’s revenue for the three months ended December 31, 2025 and 2024:

	Three Months Ended	Three Months Ended
	December 31,	December 31,
Revenue	2025	2024
NiSource and subsidiaries	13.5%	11.8%
All other	86.5%	88.2%
Total	100.0%	100.0%

*Less than 10.0% and included in “All other” if applicable

Please see the tables below for customers that represent 10.0% or more of the Company’s accounts receivable, net of retention at December 31, 2025 and September 30, 2025:

Accounts receivable, net of retention	at December 31, 2025	at September 30, 2025
TransCanada Corporation	18.2%	13.9%
NiSource and subsidiaries	15.8%	*
All other	66.0%	86.1%
Total	100.0%	100.0%

*Less than 10.0% and included in “All other” if applicable

Litigation

On November 12, 2021, the Company received a withdrawal liability claim from a pension plan to which the Company made pension contributions for union construction employees performing covered work in a particular jurisdiction. The Company has not performed covered work in their jurisdiction since 2011; however, the Company disagrees with the withdrawal claim and believes it is covered by an exemption under federal law. The demand called for thirty-four quarterly installment payments of $41,000 starting December 15, 2021. The Company complied with the demand according to federal pension law; however, the Company firmly believes no withdrawal liability exists. The Company is in negotiations with the pension fund to resolve the matter and all future payments have been suspended as part of the negotiation. The Company has expensed all $164,000 in payments made through September 30, 2022 and does not expect any future liabilities related to this claim. The Company did not make any payments during the three months ended December 31, 2025 or 2024.

Other than described above, at December 31, 2025, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties, or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At December 31, 2025, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

On April 29, 2022, the Company entered into a $1.0 million promissory note agreement with Corns Enterprises as partial consideration for the purchase of Tri-State Paving. This four-year agreement requires $250,000 principal installment payments on or before the end of each twelve (12) full calendar month period beginning April 29, 2022. Interest payments due will be calculated on the principal balance remaining and will be at the stated rate of 3.5% per year. The Company has made $750,000 in principal payments on this note as of December 31, 2025.

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

CJ Hughes entered into an agreement, cancelable at any time, with Construction Specialty Services (“CSS”), which is owned by Chuck Austin, the President of CJ Hughes. CSS rents equipment, periodically, to and as requested by CJ Hughes. The equipment rental rates are below the rates that the equipment can be rented from any unaffiliated rental company. CJ Hughes is not obliged to rent any equipment and does so only when CJ Hughes does not have equipment available of its own and would otherwise need to rent such equipment as the demand increases throughout the construction season. For the three months ended December 31, 2025 and 2024, the rental amounts for these specific periods were $146,000, and $53,000, respectively.

Other than mentioned above, there were no new material related party transactions entered into during the three months ended December 31, 2025.

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

Inflation

Most significant project materials, such as pipe or electrical wire, are provided by the Company’s customers. When possible, the Company attempts to lock in pricing with vendors and include qualifications regarding material cost increases in bids. Where allowed by contract, the Company will address fuel cost increases with customers. Significant inflation or supply chain issues could cause customers to delay or cancel planned projects; however, inflation did not have a significant effect on our results for the three months ended December 31, 2025 and 2024.

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

The following table presents our costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings at December 31, 2025 and September 30, 2025:

	December 31, 2025	September 30, 2025
Costs incurred on contracts in progress	$473,568,702		$471,208,654
Estimated earnings, net of estimated losses	75,713,201		71,159,322
	549,281,903		542,367,976
Less billings to date	556,964,740		536,231,730
	$(7,682,837)		$6,136,246

Costs and estimated earnings in excess of billed on uncompleted contracts	$23,334,573	$
			34,455,011
Less billings in excess of costs and estimated earnings on uncompleted contracts	31,017,410		28,318,765

	$(7,682,837)		$6,136,246

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

Materially incorrect estimates of bad debt reserves could result in an unexpected loss in profitability for the Company. Additionally, frequently changing reserves could be an indication of risky or unreliable customers. At December 31, 2025, the management review deemed that the allowance for doubtful accounts was adequate.

Please see the allowance for doubtful accounts table below as of and for the three months ended December 31, 2025 and as of fiscal year ended September 30, 2025:

	December 31, 2025	September 30, 2025
Balance at beginning of period	$521,616	$738,526
Charged to expense	—	423,750
Deductions for uncollectible receivables written off, net of recoveries	(31,982)	(640,660)
Balance at end of period	$489,634	$521,616

Impairment of goodwill and intangible assets

The Company follows the guidance of Accounting Standards Codification (“ASC”) 350-20-35-3 “Intangibles-Goodwill and Other (Topic 350)” which requires a company to record an impairment charge based on the excess of a reporting unit’s carrying amount of goodwill over its fair value. Under the current guidance, companies can first choose to assess any impairment based on qualitative factors (Step 0). If a company fails this test or decides to bypass this step, it must proceed with a quantitative assessment of goodwill impairment. The Company did not have a goodwill impairment at December 31, 2025.

Materially incorrect estimates could cause an impairment of goodwill or intangible assets and result in a loss in profitability for the Company.

A table of the Company’s intangible assets subject to amortization at December 31, 2025 and September 30, 2025 is below:

			Accumulated	Accumulated	Amortization	Amortization
	Remaining Life		Amortization	Amortization	and Impairment	and Impairment
	(in months) at		and Impairment	and Impairment	Three Months	Three Months	Net Book Value	Net Book Value
	December 31,		at December 31,	at September 30,	Ended December 31,	Ended December 31,	at December 31,	at September 30,
Intangible assets:	2025	Original Cost	2025	2025	2025	2024	2025	2025

West Virginia Pipeline:
Customer relationships	60	$2,209,724	1,104,855	$1,049,610	55,245	55,245	$1,104,869	$1,160,114
Tradename	60	263,584	131,803	125,215	6,588	6,588	131,781	138,369
Non-competes	—	83,203	83,203	83,203	—	—	—	—

Heritage Painting
Customer relationships	42	121,100	36,324	30,270	6,054	6,054	84,776	90,830

Tri-State Paving:
Customer relationships	76	1,649,159	604,692	563,463	41,229	41,229	1,044,467	1,085,696
Tradename	76	203,213	74,511	69,431	5,080	5,080	128,702	133,782
Non-competes	—	39,960	39,960	39,960	—	—	—	—

Tribute Contracting & Consultants
Non-compete 1	107	520,000	56,332	43,333	12,999	2,084	463,668	476,667
Non-compete 2	83	10,000	1,354	1,042	312	2,083	8,646	8,958
Tradename	47	80,000	17,332	13,333	3,999	12,500	62,668	66,667
Backlog	11	1,320,000	775,770	550,000	225,770	—	544,230	770,000

Rigney Digital Systems
Tradename	129	657,100	14,934	—	14,934	—	642,166	657,100
Backlog	21	260,600	32,574	—	32,574	—	228,026	260,600
Non-compete	117	46,300	1,158	—	1,158	—	45,142	46,300

Total intangible assets	—	$7,463,943	$2,974,802	$2,568,860	$405,942	$130,863	$4,489,141	$4,895,083

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

The Company’s depreciation expenses for the three months ended December 31, 2025 and 2024 were $3.4 million and $2.6 million, respectively. In general, depreciation is included in “cost of revenues” on the Company’s consolidated statements of income.

The Company’s amortization expenses for the three months ended December 31, 2025 and 2024 were $405,942 and $130,863, respectively. In general, amortization is included in “cost of revenues” on the Company’s consolidated statements of income.

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

The effective income tax rate for the three months ended December 31, 2025 was 29.5%, as compared to 34.8%, for the same period in 2024. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income and non-deductible expenses.

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

The Company had $5.2 million and $6.9 million of federal net operating loss carryforwards at December 31, 2025 and September 30, 2025, respectively. The Company had $26.0 million and $41.9 million of state net operating loss carryforwards at December 31, 2025 and September 30, 2025, respectively. The state net operating loss carryforwards begin to expire in 2026.

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

Subsequent Events

On January 15, 2026, the Company paid a quarterly dividend of $0.03 per common share to shareholders of record as of December 31, 2025.

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

The Company is receiving significant bid opportunities for water and wastewater projects, natural gas transmission and distribution projects and electrical, mechanical, and general construction projects. The Company’s unaudited backlog at December 31, 2025, was $301.4 million, as compared to $260.2 million and $259.7 million at December 31, 2024, and September 30, 2025, respectively.

The $9.3 million and $5.7 million revenue increases, respectively, for Gas & Water Distribution and Gas & Petroleum Transmission projects for the three months ended December 31, 2025, as compared to the same period in 2024, aligns with the opportunities the Company is seeing for fiscal year 2026. Backlog for these categories was projected to be $161.7 million at December 31, 2025.

Electrical, Mechanical, & General revenue decreased by $1.5 million for the three months ended December 31, 2025, as compared to the same period in 2024. However, the Company projects a $139.7 million backlog in this category and continues to see bidding opportunities for large construction projects in fiscal year 2026.

While adding additional projects appears likely, no assurance can be given that the Company will be successful in bidding on projects that become available. Moreover, even if the Company obtains contracts, there can be no guarantee that the projects will go forward.

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

There has been no change in Energy Services of America Corporation’s internal control over financial reporting during Energy Services of America Corporation’s first quarter of fiscal year 2026 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

On November 12, 2021, the Company received a withdrawal liability claim from a pension plan to which the Company made pension contributions for union construction employees performing covered work in a particular jurisdiction. The Company has not performed covered work in their jurisdiction since 2011; however, the Company disagrees with the withdrawal claim and believes it is covered by an exemption under federal law. The demand called for thirty-four quarterly installment payments of $41,000 starting December 15, 2021. The Company must comply with the demand under federal pension law; however, the Company firmly believes no withdrawal liability exists. The Company is in negotiations with the pension fund to resolve the matter and all future payments have been suspended as part of the negotiation. The Company has expensed all $164,000 in payments made through September 30, 2022 and does not expect any future liabilities related to this claim. The Company did not make any payments during the three months ended December 31, 2025 and 2024.

Other than described above, at December 31, 2025, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties, or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At December 31, 2025, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. Risk Factors

Please see the information disclosed in the “Risk Factors” section of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on December 15, 2025. There have been no material changes to the risk factors since the filing of the Annual Report on Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)	There have been no unregistered sales of equity securities during the period covered by the report.
(b)	None.
(c)	The table below summarizes the Company’s repurchased shares of its common stock during the three months ended December 31, 2025:

			Value of Shares	Maximum Number of
			Purchased as Part of	Shares That May Yet Be
	Total Number of Shares	Average Price	Publicly Announced	Purchased Under the
Period	Purchased	Paid Per Share	Plans or Programs	Plans or Programs
Beginning				786,707
October 2025	—	$—	$—	786,707
November 2025	—	$—	$—	786,707
December 2025	105,955	$7.99	$846,530	680,752
Total	105,955	$7.99	$846,530

ITEM 5. Other Information

During the first fiscal quarter of 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

ENERGY SERVICES OF AMERICA CORPORATION

Date:	February 9, 2026	By:	/s/ Douglas V. Reynolds
Douglas V. Reynolds
Chief Executive Officer

Date:	February 9, 2026	By:	/s/ Charles P. Crimmel
Charles P. Crimmel
Chief Financial Officer