Form 10-Q
period 2026-03-31
Energy Services of America CORP
filed 2026-05-11
CIK 1357971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026.

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

As of May 8, 2026, there were 18,659,679 outstanding shares of the Registrant’s Common Stock.

Part 1. Financial Information

Item 1. Financial Statements (Unaudited):

Energy Services of America Corporation

Consolidated Balance Sheets

Unaudited

	March 31,	September 30,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$10,110,449	$12,241,408
Accounts receivable-trade	60,372,358	76,570,064
Allowance for credit losses	(303,722)	(521,616)
Retainages receivable	18,601,638	16,049,557
Other receivables	1,241,166	1,103,687
Contract assets	26,773,714	34,455,011
Prepaid expenses and other	6,445,709	5,025,476
Total current assets	123,241,312	144,923,587

Property, plant and equipment, at cost	121,611,925	115,448,972
less accumulated depreciation	(67,435,755)	(61,981,005)
Total fixed assets	54,176,170	53,467,967

Right-of-use assets-operating leases	2,393,665	2,054,615
Intangible assets, net	4,204,738	4,895,083
Goodwill	9,865,804	9,865,804
Total assets	$193,881,689	$215,207,056

Liabilities and shareholders’ equity
Current liabilities
Current maturities of long-term debt	$9,289,546	$11,546,816
Current maturities of lines of credit and short-term borrowings	10,450,998	10,401,366
Current maturities of operating lease liabilities	1,213,982	1,061,021
Accounts payable	21,271,471	30,732,523
Accrued expenses and other current liabilities	16,152,668	15,918,593
Contract liabilities	29,474,281	28,318,765
Total current liabilities	87,852,946	97,979,084

Long-term debt, less current maturities	15,411,686	50,256,031
Long-term operating lease liabilities, less current maturities	1,171,456	982,621
Deferred tax liability	7,916,026	6,753,527
Total liabilities	112,352,114	155,971,263

Shareholders’ equity
Common stock, $.0001 par value
Authorized 50,000,000 shares, 18,659,679 shares issued (net of treasury shares) and 18,622,287 shares outstanding (excluding 37,392 shares from unvested stock awards) at March 31, 2026 and 16,748,702 shares issued (net of treasury shares) and 16,715,026 shares outstanding (excluding 33,676 unvested shares from restricted stock awards) at September 30, 2025	2,013	1,813
Treasury stock, 1,502,236 shares at March 31, 2026 and 1,396,120 shares at September 30, 2025	(154)	(143)
Additional paid in capital	82,880,372	62,450,414
Retained deficit	(1,352,656)	(3,216,291)
Total shareholders’ equity	81,529,575	59,235,793
Total liabilities and shareholders’ equity	$193,881,689	$215,207,056

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

Energy Services of America Corporation

Consolidated Statements of Income

Unaudited

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2026	2025	2026	2025
Revenue	$93,173,442	$76,679,151	$207,285,642	$177,325,265

Cost of revenue	82,941,106	76,601,291	183,059,514	166,983,823

Gross profit	10,232,336	77,860	24,226,128	10,341,442

Selling and administrative expenses	9,173,925	8,170,087	18,254,952	16,787,708
Income (loss) from operations	1,058,411	(8,092,227)	5,971,176	(6,446,266)

Other (expense) income
Other nonoperating expense	(94,224)	(20,616)	(196,865)	(68,878)
Interest expense	(621,835)	(875,770)	(1,611,686)	(1,359,488)
Gain on sale of equipment	69,993	(16,540)	88,749	179,242
	(646,066)	(912,926)	(1,719,802)	(1,249,124)

Income (loss) before income taxes	412,345	(9,005,153)	4,251,374	(7,695,390)

Income tax expense (benefit)	196,797	(2,206,735)	1,330,345	(1,750,705)

Net income (loss)	$215,548	$(6,798,418)	$2,921,029	$(5,944,685)

Weighted average shares outstanding-basic	17,526,126	16,716,809	17,110,381	16,630,245

Weighted average shares-diluted	17,568,110	16,716,809	17,150,954	16,630,245

Earnings (loss) per share available to common shareholders	$0.01	$(0.41)	$0.17	$(0.36)

Earnings (loss) per share-diluted available to common shareholders	$0.01	$(0.41)	$0.17	$(0.36)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

Energy Services of America Corporation

Consolidated Statements of Cash Flows

Unaudited

	Six Months Ended	Six Months Ended
	March 31,	March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$2,921,029	$(5,944,685)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	6,724,766	5,586,230
Accreted interest on PPP loans	49,632	49,738
Gain on sale of equipment	(88,749)	(179,242)
Provision for deferred taxes	1,162,499	(1,839,881)
Vested restricted stock award compensation	58,680	32,758
Tax settlement on shares repurchased	(12,048)	—
Amortization of intangible assets	690,345	295,060
Accreted interest on note payable	3,900	25,000
Decrease in accounts receivable-trade	15,979,812	10,162,409
(Increase) decrease in retainage receivable	(2,552,081)	599,786
(Increase) decrease in other receivables	(137,479)	1,389,784
Decrease in contract assets	7,681,297	3,581,095
Increase in prepaid expenses and other	(1,420,233)	(1,020,822)
Decrease in accounts payable	(9,461,052)	(4,561,534)
Decrease in accrued expenses and other current liabilities	(320,788)	(3,497,456)
Increase in contract liabilities	1,155,516	5,311,068
Net cash provided by operating activities	22,435,046	9,989,308

Cash flows from investing activities:
Investment in property and equipment	(5,719,129)	(5,087,101)
Acquisition of Tribute Contracting & Consultants	—	(20,783,224)
Proceeds from sales of property and equipment	301,763	596,314
Net cash used in investing activities	(5,417,366)	(25,274,011)

Cash flows from financing activities:
Proceeds from long-term debt	—	16,000,000
Borrowings on lines of credit and short-term debt, net of (repayments)	(24,750,000)	1,250,000
Treasury stock purchased	(847,818)	—
Cash dividend on common stock	(498,725)	(501,164)
Proceeds from capital raise, net of discounts and fees	21,231,333	—
Principal payments on long-term debt	(14,283,429)	(4,463,936)
Net cash (used in) provided by financing activities	(19,148,639)	12,284,900

Decrease in cash and cash equivalents	(2,130,959)	(2,999,803)
Cash and cash equivalents beginning of period	12,241,408	12,926,036
Cash and cash equivalents end of period	$10,110,449	$9,926,233

Supplemental schedule of noncash investing and financing activities:
Purchases of property & equipment under financing agreements	$1,927,914	$201,538
Net operating lease right-of-use assets received in exchange for operating lease liabilities	$936,611	$506,305
Common dividends declared but not paid	$558,669	$501,504
Common stock issued in Tribute Contracting & Consultants acquisition	$—	$2,000,000

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$1,498,051	$1,232,072
Income taxes	$405,263	$1,170,000

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

Energy Services of America Corporation

Consolidated Statements of Changes in Shareholders’ Equity

For the three and six months ended March 31, 2026 and 2025

						Total
	Common Stock		Additional Paid	Retained	Treasury	Shareholders’
	Shares	Amount	in Capital	Deficit	Stock	Equity
Balance at September 30, 2025	16,748,702	$1,813	$62,450,414	$(3,216,291)	$(143)	$59,235,793

Net income	—	—	—	2,705,481	—	2,705,481

Restricted stock awards issued	11,251	—	100,004	—	—	100,004

Unearned share-based compensation	—	—	(100,004)	—	—	(100,004)

Dividends on common stock ($0.03 per share on 16,624,181 shares)	—	—	—	(498,725)	—	(498,725)

Shares repurchased	(105,955)	—	(846,519)	—	(11)	(846,530)

Balance at December 31, 2025	16,653,998	$1,813	$61,603,895	$(1,009,535)	$(154)	$60,596,019

Net income	—	—	—	215,548	—	215,548

Restricted stock awards issued	8,343	—	75,000	—	—	75,000

Unearned share-based compensation	—	—	(75,000)	—	—	(75,000)

Shares repurchased as part of net settlement of restricted stock awards	(3,501)	—	(12,048)	—	—	(12,048)

Vested share compensation expense	—	—	58,680	—	—	58,680

Dividends on common stock ($0.03 per share on 18,622,287 shares)	—	—	—	(558,669)	—	(558,669)

Shares repurchased	(161)	—	(1,288)	—	—	(1,288)

Equity raise, net of fees and offering expenses	2,001,000	200	21,231,133	—	—	21,231,333

Balance at March 31, 2026	18,659,679	$2,013	$82,880,372	$(1,352,656)	$(154)	$81,529,575

						Total
	Common Stock		Additional Paid	Retained	Treasury	Shareholders’
	Shares	Amount	in Capital	Deficit	Stock	Equity
Balance at September 30, 2024	16,570,685	$1,790	$60,282,921	$(1,590,434)	$(133)	$58,694,144

Net income	—	—	—	853,733	—	853,733

Dividends on common stock ($0.03 per share on 16,705,457 shares)	—	—	—	(501,164)	—	(501,164)

Common shares issued as part of acquisition	134,772	13	1,999,987	—	—	2,000,000

Balance at December 31, 2024	16,705,457	$1,803	$62,282,908	$(1,237,865)	$(133)	$61,046,713

Net loss	—	—	—	(6,798,418)	—	(6,798,418)

Dividends on common stock ($0.03 per share on 16,716,809 shares)	—	—	—	(501,504)	—	(501,504)

Vested restricted stock award	11,352	1	32,757	—	—	32,758

Balance at March 31, 2025	16,716,809	$1,804	$62,315,665	$(8,537,787)	$(133)	$53,779,549

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

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto for the years ended September 30, 2025, and 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on December 15, 2025. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to the interim financial reporting rules and regulations of the SEC. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and six months ended March 31, 2026 and 2025 are not necessarily indicative of the results to be expected for the full year or any other interim period.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Please refer to Note 2 “Summary of Significant Accounting Policies” of the consolidated financial statements in our Annual Report on Form 10-K for the year ended September 30, 2025, for a more detailed discussion of our significant accounting policies. There were no material changes to these significant accounting policies during the six months ended March 31, 2026.

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

During July 2023, management received notification from the SBA that two additional forgiveness applications related to the PPP Loans were under review. As part of the review, the SBA requested information regarding the ability of the Company’s affiliates to meet SBA size standards and/or PPP corporate maximum limits. The requested information was subsequently provided to the SBA through the Lender. As of March 31, 2026, there have been no further requests or communications from the SBA relating to the PPP Loans.

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

The following tables show interim segment financial information for the three and six months ended and at March 31, 2026:

	Underground
	Infrastructure	Industrial	Building
Three Months Ended March 31, 2026	Construction	Construction	Construction	Total
Revenues	$46,269,524	$36,397,052	$10,506,866	$93,173,442
Segment direct operating expenses (excluding depreciation)	39,322,151	30,761,593	9,605,535	79,689,279
Direct depreciation expense	2,586,777	665,050	—	3,251,827
Segment gross profit	4,360,596	4,970,409	901,331	10,232,336
Segment gross profit percentage	9.4%	13.7%	8.6%	11.0%
Selling, general, and administrative expenses	5,153,550	1,031,731	1,085,811	7,271,092
Indirect depreciation expense	—	—	116,552	116,552
Intangible asset amortization expenses	229,683	54,720	—	284,403
Segment indirect operating expenses	5,383,233	1,086,451	1,202,363	7,672,047
Segment income from operations	(1,022,637)	3,883,958	(301,032)	2,560,289
Segment operating margin percentage	(2.2)%	10.7%	(2.9)%	2.7%
Corporate and non-allocated costs				1,498,199
Corporate depreciation expense				3,679
Total consolidated income from operations				$1,058,411

	Underground
	Infrastructure	Industrial	Building
Six Months Ended March 31, 2026	Construction	Construction	Construction	Total
Revenues	$115,446,608	$70,143,499	$21,695,535	$207,285,642
Segment direct operating expenses (excluding depreciation)	96,249,127	61,147,179	19,168,989	176,565,295
Direct depreciation expense	5,187,271	1,306,948	—	6,494,219
Segment gross profit	14,010,210	7,689,372	2,526,546	24,226,128
Segment gross profit percentage	12.1%	11.0%	11.6%	11.7%
Selling, general, and administrative expenses	9,950,564	2,135,677	2,101,481	14,187,722
Indirect depreciation expense	—	—	225,274	225,274
Intangible asset amortization expenses	580,905	109,440	—	690,345
Segment indirect operating expenses	10,531,469	2,245,117	2,326,755	15,103,341
Segment income from operations	3,478,741	5,444,255	199,791	9,122,787
Segment operating margin percentage	3.0%	7.8%	0.9%	4.4%
Corporate and non-allocated costs				3,146,338
Corporate depreciation expense				5,273
Total consolidated income from operations				$5,971,176

At March 31, 2026
	Underground
	Infrastructure	Industrial	Building
Property, plant and equipment, at cost, less accumulated depreciation	Construction	Construction	Construction	Total
Segments	$38,467,067	$14,382,021	$1,231,954	$54,081,042
Corporate	—	—	—	95,128
Total	$38,467,067	$14,382,021	$1,231,954	$54,176,170

The following tables show interim segment financial information for the three and six months ended and at March 31, 2025:

	Underground
	Infrastructure	Industrial	Building
Three Months Ended March 31, 2025	Construction	Construction	Construction	Total
Revenues	$32,544,499	$32,694,332	$11,440,320	$76,679,151
Segment direct operating expenses (excluding depreciation)	34,472,373	29,345,599	9,852,195	73,670,167
Direct depreciation expense	2,299,065	632,059	—	2,931,124
Segment gross (loss) profit	(4,226,939)	2,716,674	1,588,125	77,860
Segment gross profit percentage	(13.0)%	8.3%	13.9%	0.1%
Selling, general, and administrative expenses	4,780,036	980,765	795,810	6,556,611
Indirect depreciation expense	—	—	84,953	84,953
Intangible asset amortization expenses	141,476	—	—	141,476
Segment indirect operating expenses	4,921,512	980,765	880,763	6,783,040
Segment (loss) income from operations	(9,148,451)	1,735,909	707,362	(6,705,180)
Segment operating margin percentage	(28.1)%	5.3%	6.2%	(8.7)%
Corporate and non-allocated costs				1,384,859
Corporate depreciation expense				2,188
Total consolidated (loss) income from operations				$(8,092,227)

	Underground
	Infrastructure	Industrial	Building
Six Months Ended March 31, 2025	Construction	Construction	Construction	Total
Revenues	$85,364,645	$68,090,845	$23,869,775	$177,325,265
Segment direct operating expenses (excluding depreciation)	79,518,142	61,216,519	20,833,716	161,568,377
Direct depreciation expense	4,141,479	1,273,967	—	5,415,446
Segment gross profit	1,705,024	5,600,359	3,036,059	10,341,442
Segment gross profit percentage	2.0%	8.2%	12.7%	5.8%
Selling, general, and administrative expenses	9,539,485	1,964,158	1,577,621	13,081,264
Indirect depreciation expense	—	—	167,439	167,439
Intangible asset amortization expenses	266,285	—	—	266,285
Segment indirect operating expenses	9,805,770	1,964,158	1,745,060	13,514,988
Segment (loss) income from operations	(8,100,746)	3,636,201	1,290,999	(3,173,546)
Segment operating margin percentage	(9.5)%	5.3%	5.4%	(1.8)%
Corporate and non-allocated costs				3,269,375
Corporate depreciation expense				3,345
Total consolidated (loss) income from operations				$(6,446,266)

At March 31, 2025
	Underground
	Infrastructure	Industrial	Building
Property, plant and equipment, at cost, less accumulated depreciation	Construction	Construction	Construction	Total
Segments	$36,867,738	$14,406,528	$1,006,618	$52,280,884
Corporate	—	—	—	40,693
Total	$36,867,738	$14,406,528	$1,006,618	$52,321,577

6.  DISAGGREGATION OF REVENUE

The Company disaggregates revenue based on the following lines of service: (1) Gas & Water Distribution, (2) Gas & Petroleum Transmission, and (3) Electrical, Mechanical, & General services and construction. Our contract types are: Lump Sum, Unit Price, Cost Plus and T&M. The following tables present our disaggregated revenue for the three and six months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
			Electrical,
	Gas & Water	Gas & Petroleum	Mechanical, &	Total revenue
	Distribution	Transmission	General	from contracts
Lump sum contracts	$—	$—	$34,054,782	$34,054,782
Unit price contracts	31,337,808	2,640,547	972,913	34,951,268
Cost plus and T&M contracts	—	8,382,045	15,785,347	24,167,392
Total revenue from contracts	$31,337,808	$11,022,592	$50,813,042	$93,173,442

Earned over time	$10,528,750	$2,640,547	$39,470,809	$52,640,106
Earned at point in time	20,809,058	8,382,045	11,342,233	40,533,336
Total revenue from contracts	$31,337,808	$11,022,592	$50,813,042	$93,173,442

	Six Months Ended March 31, 2026
			Electrical,
	Gas & Water	Gas & Petroleum	Mechanical, &	Total revenue
	Distribution	Transmission	General	from contracts
Lump sum contracts	$—	$—	$67,337,635	$67,337,635
Unit price contracts	71,948,076	3,496,750	1,738,163	77,182,989
Cost plus and T&M contracts	—	31,652,066	31,112,952	62,765,018
Total revenue from contracts	$71,948,076	$35,148,816	$100,188,750	$207,285,642

Earned over time	$33,206,006	$3,496,750	$75,141,720	$111,844,476
Earned at point in time	38,742,070	31,652,066	25,047,030	95,441,166
Total revenue from contracts	$71,948,076	$35,148,816	$100,188,750	$207,285,642

	Three Months Ended March 31, 2025
			Electrical,
	Gas & Water	Gas & Petroleum	Mechanical, &	Total revenue
	Distribution	Transmission	General	from contracts
Lump sum contracts	$—	$—	$34,195,376	$34,195,376
Unit price contracts	27,101,115	3,116,781	970,926	31,188,822
Cost plus and T&M contracts	—	278,277	11,016,676	11,294,953
Total revenue from contracts	$27,101,115	$3,395,058	$46,182,978	$76,679,151

Earned over time	$18,473,790	$3,116,781	$35,811,712	$57,402,283
Earned at point in time	8,627,325	278,277	10,371,266	19,276,868
Total revenue from contracts	$27,101,115	$3,395,058	$46,182,978	$76,679,151

	Six Months Ended March 31, 2025
			Electrical,
	Gas &Water	Gas & Petroleum	Mechanical, &	Total revenue
	Distribution	Transmission	General	from contracts
Lump sum contracts	$—	$—	$71,929,199	$71,929,199
Unit price contracts	58,401,124	21,535,098	1,964,321	81,900,543
Cost plus and T&M contracts	—	316,177	23,179,346	23,495,523
Total revenue from contracts	$58,401,124	$21,851,275	$97,072,866	$177,325,265

Earned over time	$37,960,995	$21,535,098	$74,493,813	$133,989,906
Earned at point in time	20,440,129	316,177	22,579,053	43,335,359
Total revenue from contracts	$58,401,124	$21,851,275	$97,072,866	$177,325,265

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

During the three and six months ended March 31, 2026, we recognized revenue of $11.2 million and $25.9 million, respectively, that was included in the contract liability balance at September 30, 2025.

Accounts receivable-trade, net of allowance for credit losses, contract assets and contract liabilities consisted of the following:

	March 31, 2026	September 30, 2025	Change
Accounts receivable-trade, net of allowance for credit losses	$60,068,636	$76,048,448	$(15,979,812)

Contract assets
Cost and estimated earnings in excess of billings	$26,773,714	$34,455,011	$(7,681,297)

Contract liabilities
Billings in excess of cost and estimated earnings	$29,474,281	$28,318,765	$1,155,516

8.  PERFORMANCE OBLIGATIONS

For the three and six months ended March 31, 2026, there was no significant revenue recognized as a result of changes in contract transaction price related to performance obligations that were satisfied prior to September 30, 2025. Changes in contract transaction price can result from items such as executed or estimated change orders, and unresolved contract modifications and claims.

At March 31, 2026, the Company had $256.6 million in remaining unsatisfied performance obligations, in which revenue is expected to be recognized over the next twelve months.

9.  UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts as of March 31, 2026 and September 30, 2025, are summarized as follows:

	March 31, 2026	September 30, 2025
Costs incurred on contracts in progress	$478,785,961	$471,208,654
Estimated earnings, net of estimated losses	80,553,250	71,159,322
	559,339,211	542,367,976
Less billings to date	562,039,778	536,231,730
	$(2,700,567)	$6,136,246

Costs and estimated earnings in excess of billed on uncompleted contracts	$26,773,714	$34,455,011

Less billings in excess of costs and estimated earnings on uncompleted contracts	29,474,281	28,318,765

	$(2,700,567)	$6,136,246

The Company’s unaudited backlog at March 31, 2026 and September 30, 2025 was $325.1 million and $259.7 million, respectively.

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

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed-rate debt was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $31.4 million at March 31, 2026 was $31.1 million. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $43.8 million at September 30, 2025 was $42.8 million.

All other current assets and liabilities are carried at net realizable value which approximates fair value because of their short duration to maturity.

11.  EARNINGS PER SHARE

The amounts used to compute the earnings per share for the three and six months ended March 31, 2026 and 2025 are summarized below.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Net income (loss)	$215,548	$(6,798,418)	$2,921,029	$(5,944,685)

Weighted average shares outstanding-basic	17,526,126	16,716,809	17,110,381	16,630,245

Weighted average shares outstanding-diluted	17,568,110	16,716,809	17,150,954	16,630,245

Earnings (loss) per share available to common shareholders	$0.01	$(0.41)	$0.17	$(0.36)

Earnings (loss) per share-diluted available to common shareholders	$0.01	$(0.41)	$0.17	$(0.36)

12.  INCOME TAXES

The components of income taxes are as follows:

	Three Months Ended		Six Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Federal
Current	$(45,145)	$—	$42,631	$—
Deferred	179,669	(1,687,935)	929,877	(1,392,961)
Total	134,524	(1,687,935)	972,508	(1,392,961)

State
Current	57,888	11,317	125,214	89,175
Deferred	4,385	(530,117)	232,623	(446,919)
Total	62,273	(518,800)	357,837	(357,744)
Total income tax expense	$196,797	$(2,206,735)	$1,330,345	$(1,750,705)

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

The effective income tax rate for the three months ended March 31, 2026 was 47.7%, as compared to 24.5%, for the same period in 2025. The effective income tax rate for the six months ended March 31, 2026 was 31.3%, as compared to 22.8%, for the same period in 2025. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income and non-deductible expenses.

Major items that can affect the effective tax rate include amortization of goodwill and intangible assets and non-deductible amounts for per diem expenses.

The income tax effects of temporary differences giving rise to the deferred tax assets and liabilities are as follows:

	March 31, 2026	September 30, 2025
Deferred tax liabilities
Property and equipment	$10,537,214	$10,057,004
Other	1,454,053	1,483,362
Total deferred tax liabilities	$11,991,267	$11,540,366

Deferred income tax assets
Accruals & Other	$2,691,302	$3,215,102
Net operating loss carryforward-Federal	1,280,607	1,451,126
Net operating loss carryforward-States	807,260	824,539
Net operating loss valuation allowance-States	(703,928)	(703,928)
Total deferred tax assets	$4,075,241	$4,786,839

Total net deferred tax liabilities	$7,916,026	$6,753,527

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, which will result in taxable or deductible amounts in the future. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company had $6.1 million and $6.9 million of federal net operating loss carryforwards at March 31, 2026 and September 30, 2025, respectively. The Company had $35.1 million and $41.9 million of state net operating loss carryforwards at March 31, 2026 and September 30, 2025, respectively. The state net operating loss carryforwards begin to expire in 2026.

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

The line of credit is limited to a borrowing base calculation as summarized below:

	March 31, 2026	September 30, 2025
Eligible borrowing base	$18,196,189	$27,657,997

Borrowings on line of credit	—	24,750,000

Line of credit balance available	$18,196,189	$2,907,997

Interest rate	6.75%	7.50%

The Company did not have any line of credit borrowings at March 31, 2026. The Company’s $24.8 million line of credit borrowings are recorded as a long-term debt as of September 30, 2025.

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

The Company’s lender has agreed to omit the effect of the PPP loan restatement from the Company’s covenant compliance calculations while a final decision on PPP loan forgiveness remains in question. The Company was in compliance with all covenants at March 31, 2026. The Company is projected to meet all covenant requirements for the next twelve months.

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

During July 2023, management received notification from the SBA that two additional forgiveness applications related to the PPP Loans were under review. As part of the review, the SBA requested information regarding the ability of the Company’s affiliates to meet SBA size standards and/or PPP corporate maximum limits. The requested information was subsequently provided to the SBA through the Lender. As of March 31, 2026, there have been no further requests or communications from the SBA relating to the PPP Loans.

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

A summary of short-term and long-term debt as of March 31, 2026 and September 30, 2025 is as follows:

	March 31, 2026	September 30, 2025
Line of credit payable to bank, monthly interest at 6.75%, final payment due by June 28, 2027, guaranteed by certain directors of the Company.	$—	$24,750,000

Equipment line of credit with a total of $9.3 million with payments of $202,809 due in monthly installments, including fixed interest at 7.25% and final payment due February 2028, secured by equipment, guaranteed by certain directors of the Company.	4,860,476	5,878,041

Paycheck Protection Program loans from Small Business Administration, 1.0% simple interest, initially forgiven in the fiscal year ended September 30, 2021. Final forgiveness decision has not been determined.	10,450,998	10,401,366

Term note payable to United Bank, WV Pipeline acquisition, due in monthly installments of $64,853, including fixed interest at 4.25%, final payment due by March 25, 2026, secured by receivables and equipment, guaranteed by certain directors of the Company.	—	390,328

Notes payable to finance companies, due in monthly installments totaling $281,000 at March 31, 2026 and $244,000 at September 30, 2025, including interest ranging from 0.00% to 6.0%, final payments due April 2026 through February 2030, secured by equipment.	5,855,044	5,415,401

Notes payable to United Bank, Tribute acquisition finance, due in monthly installments totaling $272,016, including fixed interest at 6.9%, final payment due December 2030 secured by receivables and equipment, guaranteed by certain directors of the Company.	8,237,000	14,164,413

Notes payable to bank, due in monthly installments totaling $7,848, including interest at 4.82%, final payment due November 2034 secured by building and property.	682,624	710,466

Notes payable to bank, due in monthly installments totaling $59,932, including fixed interest at 6.0%, final payment due October 2027 secured by receivables and equipment, guaranteed by certain directors of the Company.	—	1,411,890

Equipment line of credit with a total of $5.0 million borrowings available, including fixed interest at 8.5% for purchases made in the first twelve months. After twelve months the borrowings will be converted to a forty-eight month term note agreement with a fixed interest rate equal to the “U.S. Treasury Rate” plus 2.75% per annum. Final payment due August 2029. The agreement is guaranteed by certain directors of the Company.	4,351,188	4,910,097

Unsecured notes payable to Joe and Cathy Rigney, five-year agreement for monthly fixed interest at 5.0% of sellers’ notes, with $500,000 due September 30, 2030. $462,950,000 fair value at September 30, 2025.	464,900	461,000

Notes payable to David Bolton and Daniel Bolton, due in annual installments totaling $500,000, including interest at 3.25%, final payment due December 31, 2025, unsecured.	—	500,000

Note payable to United Bank, Tri-State Paving acquisition, due in monthly installments of $129,910, including fixed interest at 4.50%, final payment due by June 1, 2027, secured by receivables and equipment, guaranteed by certain directors of the Company.	—	2,961,211

Notes payable to Corns Enterprises, $1,000,000 with fair value of $936,000, due in annual installments totaling $250,000, including interest at 3.50%, final payment due April 29, 2026, unsecured.	250,000	250,000

Total debt	$35,152,230	$72,204,213

Less current maturities	19,740,544	21,948,182

Total long-term debt	$15,411,686	$50,256,031

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

15.  GOODWILL AND INTANGIBLE ASSETS

The Company follows the guidance of ASC Topic 350, Intangibles-Goodwill and Other, which requires a company to record an impairment charge based on the excess of a reporting unit’s carrying amount of goodwill over its fair value. Under the current guidance, companies can first choose to assess any impairment based on qualitative factors (Step 0). If a company fails this test or decides to bypass this step, it must proceed with a quantitative assessment of goodwill impairment. The Company did not have a goodwill impairment at March 31, 2026 or September 30, 2025.

A table of the Company’s goodwill as of March 31, 2026 and September 30, 2025 is below:

	March 31, 2026	September 30, 2025
Beginning balance	$9,865,804	$4,087,554
Acquired	—	5,778,250
Ending balance	$9,865,804	$9,865,804

A table of the Company’s intangible assets subject to amortization at March 31, 2026 and September 30, 2025 is below:

			Accumulated	Accumulated	Amortization	Amortization	Amortization	Amortization
	Remaining Life		Amortization and	Amortization and	and Impairment	and Impairment	and Impairment	and Impairment
	(in months) at		Impairment at	Impairment at	Three Months	Three Months	Six Months	Six Months	Net Book Value	Net Book Value
	March 31,		March 31,	September 30,	Ended March 31,	Ended March 31,	Ended March 31,	Ended March 31,	at March 31,	at September 30,
	2026	Original Cost	2026	2025	2026	2025	2026	2025	2026	2025
Intangible assets:
West Virginia Pipeline:
Customer relationships	57	$2,209,724	1,160,100	$1,049,610	55,245	55,245	110,490	110,490	$1,049,624	$1,160,114
Tradename	57	263,584	138,391	125,215	6,588	6,588	13,176	13,176	125,193	138,369
Non-competes	—	83,203	83,203	83,203	—	—	—	—	—	—

Heritage Painting
Customer relationships	39	121,100	42,378	30,270	6,054	6,054	12,108	12,108	78,722	90,830

Tri-State Paving:
Customer relationships	73	1,649,159	645,921	563,463	41,229	41,229	82,458	82,458	1,003,238	1,085,696
Tradename	73	203,213	79,592	69,431	5,081	5,080	10,161	10,160	123,621	133,782
Non-competes	—	39,960	39,960	39,960	—	—	—	—	—	—

Tribute Contracting & Consultants
Non-compete 1	104	520,000	69,331	43,333	12,999	12,501	25,998	16,668	450,669	476,667
Non-compete 2	80	10,000	1,666	1,042	312	—	624	—	8,334	8,958
Tradename	44	80,000	21,331	13,333	3,999	37,500	7,998	50,000	58,669	66,667
Backlog	8	1,320,000	880,000	550,000	104,230	—	330,000	—	440,000	770,000

Rigney Digital Systems
Tradename	126	657,100	29,868	—	14,934	—	29,868	—	627,232	657,100
Backlog	18	260,600	65,148	—	32,574	—	65,148	—	195,452	260,600
Non-compete	114	46,300	2,316	—	1,158	—	2,316	—	43,984	46,300

Total intangible assets		$7,463,943	$3,259,205	$2,568,860	$284,403	$164,197	$690,345	$295,060	$4,204,738	$4,895,083

Amortization expense associated with the identifiable intangible assets is expected to be as follows:

April 2026 to March 2027	$1,160,684
April 2027 to March 2028	655,544
April 2028 to March 2029	590,388
April 2029 to March 2030	566,883
April 2030 to March 2031	488,381
After	742,858
Total	$4,204,738

The weighted-average amortization period by major intangible asset class and in total are as follows:

Intangible asset class	Remaining Years
Customer relationships	5.3
Tradename	8.7
Non-competes	8.7
Backlog	0.9
All intangible assets	5.8

16.  LEASE OBLIGATIONS

The Company leases office space for SQP at a rate of $1,500 per month. The lease, originally executed on March 25, 2021, has a two-year base term with five one-year renewal options available following expiration of the base term. As of March 31, 2026, the Company has committed to a one-year renewal period and is evaluating the exercise of additional renewal options.

The Company has two right-of-use operating leases acquired on April 29, 2022, as part of the Tri-State Paving, LLC acquisition. The first lease, for the Hurricane, West Virginia facility, had a net present value of $236,000 at inception and a carrying value of $0 at March 31, 2026. The lease bears interest at 4.5%, based on the Company’s incremental borrowing rate at inception. The Company executed an amendment to extend the lease for one additional year following the expiration of the original term. As of March 31, 2026, the Company has committed to one renewal period and is evaluating additional renewals.

The second lease, for the Chattanooga, Tennessee facility, had a net present value of $144,000 at inception and expired on August 31, 2024. The lease was renewed for a two - year term with a net present value of $140,000 and had a carrying value of $17,000 at March 31, 2026. The lease bears interest at 8.5%, based on the Company’s incremental borrowing rate at inception.

The Company has a right-of-use operating lease with Enterprise Fleet Management, acquired on August 11, 2022, as part of the Ryan Environmental acquisition. The master lease initially covered 31 vehicles with a net present value of $1.2 million. The Company subsequently added 58 additional vehicles under the arrangement. The lease had a carrying value of $1.8 million at March 31, 2026. Each vehicle under the master lease arrangement carries its own implicit rate.

The Company has a right-of-use operating lease acquired on March 28, 2023 for the Winchester, Kentucky facility. The lease had a net present value of $290,000 at inception and a carrying value of $0 at March 31, 2026. The lease bears interest at 7.5%, based on the Company’s incremental borrowing rate at inception. The lease was renewed for a three-year term in April 2026.

The Company has a right-of-use operating lease acquired on December 1, 2025 for the Columbus, Ohio facility. The lease had a net present value of $255,000 at inception and a carrying value of $236,000 at March 31, 2026. The lease bears interest at 6.75%, based on the Company’s incremental borrowing rate at inception.

The Company has a right-of-use operating lease acquired on January 1, 2026 for the Oklahoma City, Oklahoma facility. The lease had a net present value of $208,000 at inception and a carrying value of $186,000 at March 31, 2026. The lease bears interest at 6.75%, based on the Company’s incremental borrowing rate at inception.

The Company also has a right-of-use operating lease acquired on January 1, 2026 for the Louisville, Kentucky facility. The lease had a net present value of $128,000 at inception and a carrying value of $128,000 at March 31, 2026. The lease bears interest at 6.75%, based on the Company’s incremental borrowing rate at inception. Lease payments do not commence until April 1, 2026.

Schedules related to the Company’s operating leases for the three and six months ended March 31, 2026 and 2025 and at March 31, 2026 can be found below:

Operating Lease-Weighted Average Remaining Term

		Remaining
	Years left	liability		Lease end	Fiscal year end
Operating lease 1	0.0	$—		3/31/2025	2025
Operating lease 2	0.4	16,989		8/31/2026	2026
Operating lease 3	4.0	1,817,835		3/31/2030	2030
Operating lease 4	0.0	—		3/31/2026	2026
Operating lease 5	2.7	236,029		11/30/2028	2029
Operating lease 6	2.8	186,330		12/31/2028	2029
Operating lease 7	2.8	128,255		12/31/2028	2029
		$2,385,438

Weighted average remaining term		3.1	years

Operating Lease Maturity Schedule
April 2026 to March 2027	$1,464,340
April 2027 to March 2028	785,969
April 2028 to March 2029	466,207
April 2029 to March 2030	129,274
2,845,790
Less amounts representing interest	(460,352)
Present value of operating lease liabilities	$2,385,438

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31,	March 31,	March 31,	March 31,
Operating Lease Expense	2026	2025	2026	2025
Amortization
Operating lease 1	$—	$18,257	$—	$38,948
Operating lease 2	14,950	17,581	33,148	34,794
Operating lease 3	239,952	215,566	477,202	410,736
Operating lease 4	17,349	24,967	44,467	49,469
Operating lease 5	15,317	—	21,471	—
Operating lease 6	18,527	—	18,527	—
Operating lease 7	—	—	—	—
Total amortization	306,095	276,371	594,815	533,947

Interest
Operating lease 1	$—	$236	$—	$545
Operating lease 2	709	2,219	1,769	4,806
Operating lease 3	37,313	54,787	79,969	118,509
Operating lease 4	502	1,988	1,014	4,441
Operating lease 5	1,888	—	3,329	—
Operating lease 6	5,413	—	5,413	—
Operating lease 7	—	—	—	—
Total interest	45,825	59,230	91,494	128,301
Total amortization and interest	$351,920	$335,601	$686,309	$662,248

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31,	March 31,	March 31,	March 31,
Cash Paid for Operating Leases	2026	2025	2026	2025
Operating lease 1	$—	$18,493	$—	$39,493
Operating lease 2	15,659	19,800	34,917	39,600
Operating lease 3	277,265	270,353	557,171	529,245
Operating lease 4	17,851	26,955	45,481	53,910
Operating lease 5	17,205	—	24,800	—
Operating lease 6	23,940	—	23,940	—
Operating lease 7	—	—	—	—
	$351,920	$335,601	$686,309	$662,248

The Company rents equipment for use on construction projects with rental agreements week to week or month to month. Rental expense can vary by fiscal year due to equipment requirements on construction projects and the availability of Company owned equipment. Rental expenses, which is included in cost of goods sold on the consolidated statements of income, were $4.8 million and $3.9 million for the three months ended March 31, 2026, and 2025, respectively, and $11.8 million and $9.0 million for the six months ended March 31, 2026 and 2025, respectively.

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

For the three and six months ended March 31, 2026, the Company granted 8,343 and 19,594 shares, respectively, related to restricted stock awards. The Company granted 3,970 shares related to restricted stock awards for the three and six months ended March 31, 2025.

The table below represents all unvested restricted stock awards at March 31, 2026:

					Vesting (1/3 Annual)		at March 31, 2026
	Grant Date	Shares Granted	Grant Price	Grant Value	Beginning	Ending	Unvested Shares	Unvested Value
Award 1	2/15/2023	40,000	$2.65	$106,000	2/15/2024	2/15/2026	—	$—
Award 2	1/17/2024	3,663	5.46	20,000	1/17/2025	1/17/2027	1,221	6,667
Award 3	6/20/2024	6,684	7.48	50,000	6/20/2025	6/20/2027	4,456	33,333
Award 4	8/21/2024	10,153	9.85	100,007	8/21/2025	8/21/2027	6,768	66,665
Award 5	8/21/2024	4,061	9.85	40,001	8/21/2025	8/21/2027	2,707	26,664
Award 6	1/15/2025	1,985	12.60	25,011	1/15/2026	1/15/2028	1,323	16,670
Award 7	1/15/2025	1,985	12.60	25,011	1/15/2026	1/15/2028	1,323	16,670
Award 8	11/18/2025	5,291	9.45	50,000	11/18/2026	11/18/2028	5,291	50,000
Award 9	12/17/2025	2,980	8.39	25,002	12/17/2026	12/17/2028	2,980	25,002
Award 10	12/17/2025	2,980	8.39	25,002	12/17/2026	12/17/2028	2,980	25,002
Award 11	1/21/2026	2,781	8.99	25,001	1/21/2027	1/21/2029	2,781	25,001
Award 12	1/21/2026	2,781	8.99	25,001	1/21/2027	1/21/2029	2,781	25,001
Award 13	1/21/2026	2,781	8.99	25,001	1/21/2027	1/21/2029	2,781	25,001
		88,125		$541,037			37,392	$341,676

Weighted average grant-date fair value			$6.14

The table below represents all restricted stock awards to Named Executive Officers as of March 31, 2026:

					Vesting (1/3 Annual)		at March 31, 2026
	Grant Date	Shares Granted	Grant Price	Grant Value	Beginning	Ending	Unvested Shares	Unvested Value
Douglas Reynolds	2/15/2023	40,000	$2.65	$106,000	2/15/2024	2/15/2026	—	$—
Charles Crimmel	1/17/2024	3,663	5.46	20,000	1/17/2025	1/17/2027	1,221	6,667
Douglas Reynolds	8/21/2024	4,061	9.85	40,001	8/21/2025	8/21/2027	2,707	26,664
Charles Crimmel	1/15/2025	1,985	12.60	25,011	1/15/2026	1/15/2028	1,323	16,670
Charles Crimmel	1/21/2026	2,781	8.99	25,001	1/21/2027	1/21/2029	2,781	25,001
		52,490		$216,013			8,032	75,002

Weighted average grant-date fair value			$4.12

The table below represents the total unvested restricted stock awards and grant amounts that will vest in future periods at March 31, 2026:

	Grant Vesting	Grant Amount
April 2026-March 2027	16,044	$145,037
April 2027-March 2028	14,818	138,318
April 2028-March 2029	6,530	58,321
	37,392	$341,676

The table below represents the total unrecognized compensation expense for unvested restricted stock awards to be expensed in future periods at March 31, 2026:

April 2026-March 2027	$143,067
April 2027-March 2028	93,405
April 2028-March 2029	42,015
$243,671

18. EQUITY RAISE

On February 18, 2026, The Company entered into an underwriting agreement (the “Underwriting Agreement”) with Lake Street Capital Markets, LLC (the “Underwriter”). Pursuant to the terms of the Underwriting Agreement, the Company agreed to issue and sell, and the Underwriter agreed to purchase, subject to and on the conditions set forth therein, 1,740,000 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), in a registered public offering pursuant to an effective shelf registration statement on Form S-3 (File No. 333-280025) and a related prospectus, including the related prospectus supplement, filed with the Securities and Exchange Commission (the “Offering”). Under the terms of the Underwriting Agreement, the Company granted the Underwriter a 30-day option to purchase up to an additional 261,000 shares of Common Stock.

The Offering closed on February 20, 2026, with the Underwriter purchasing 1,740,000 shares of the Company’s Common Stock at the public offering price of $11.50 per share. Net proceeds from the Offering to the Company were approximately $18.4 million, after deducting underwriting discounts and commissions and estimated offering expenses.

On February 24, 2026, the Underwriter exercised its overallotment option and completed the sale of an additional 261,000 shares of common stock at the public offering price of $11.50 per share. The proceeds to the Company in connection with the exercise of the option and the issuance of the additional shares, after deducting the underwriting discount and commissions but before deducting other expenses payable by the Company, were approximately $2.8 million.

19.  SUBSEQUENT EVENTS

On April 15, 2026, the Company paid a quarterly dividend of $0.03 per common share to shareholders of record as of March 31, 2026.

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

The Company had consolidated operating revenues of $93.2 million for the three months ended March 31, 2026, of which 54.6% was attributable to electrical, mechanical, and general contract services, 11.8% to gas and petroleum transmission projects, and 33.6% to gas & water distributions services. The Company had consolidated operating revenues of $76.7 million for the three months ended March 31, 2025, of which 60.3% was attributable to electrical, mechanical, and general contract services, 4.4% to gas and petroleum transmission projects, and 35.3% to gas & water distributions services.

The Company had consolidated operating revenues of $207.3 million for the six months ended March 31, 2026, of which 48.3% was attributable to electrical, mechanical, and general contract services, 17.0% to gas and petroleum transmission projects, and 34.7% to gas & water distributions services. The Company had consolidated operating revenues of $177.3 million for the six months ended March 31, 2025, of which 54.8% was attributable to electrical, mechanical, and general contract services, 12.3% to gas and petroleum transmission projects, and 32.9% to gas & water distributions services.

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

Three and six months ended March 31, 2026 and 2025 Overview

The following is an overview of results from operations for the three and six months ended March 31, 2026 and 2025:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2026	2025	2026	2025
Revenue	$93,173,442	$76,679,151	$207,285,642	$177,325,265

Cost of revenue	82,941,106	76,601,291	183,059,514	166,983,823

Gross profit	10,232,336	77,860	24,226,128	10,341,442

Selling and administrative expenses	9,173,925	8,170,087	18,254,952	16,787,708
Income (loss) from operations	1,058,411	(8,092,227)	5,971,176	(6,446,266)

Other (expense) income
Other nonoperating expense	(94,224)	(20,616)	(196,865)	(68,878)
Interest expense	(621,835)	(875,770)	(1,611,686)	(1,359,488)
Gain on sale of equipment	69,993	(16,540)	88,749	179,242
	(646,066)	(912,926)	(1,719,802)	(1,249,124)

Income (loss) before income taxes	412,345	(9,005,153)	4,251,374	(7,695,390)

Income tax expense (benefit)	196,797	(2,206,735)	1,330,345	(1,750,705)

Net income (loss)	215,548	(6,798,418)	2,921,029	(5,944,685)

Results of Operations for the Three and Six Months Ended March 31, 2026 Compared to the Three and Six Months Ended March 31, 2025

Revenues. The following table compares the Company’s revenues for the three and six months ended March 31, 2026 to the corresponding periods in 2025:

	Three Months Ended
	March 31, 2026	% of total	March 31, 2025	% of total	Change	% Change
Gas & Water Distribution	$31,337,808	33.6%	$27,101,115	35.3%	4,236,693	15.6%
Gas & Petroleum Transmission	11,022,592	11.8%	3,395,058	4.4%	7,627,534	224.7%
Electrical, Mechanical, & General	50,813,042	54.6%	46,182,978	60.3%	4,630,064	10.0%
Total	$93,173,442	100.0%	$76,679,151	100.0%	16,494,291	21.5%

	Six Months Ended
	March 31, 2026	% of total	March 31, 2025	% of total	Change	% Change
Gas & Water Distribution	$71,948,076	34.7%	$58,401,124	32.9%	$13,546,952	23.2%
Gas & Petroleum Transmission	35,148,816	17.0%	21,851,275	12.3%	13,297,541	60.9%
Electrical, Mechanical, & General	100,188,750	48.3%	97,072,866	54.8%	3,115,884	3.2%
Total	$207,285,642	100.0%	$177,325,265	100.0%	$29,960,377	16.9%

Total revenues increased by $16.5 million to $93.2 million for the three months ended March 31, 2026, compared to $76.7 million for the three months ended March 31, 2025. For the six months ended March 31, 2026, total revenues increased by $30.0 million to $207.3 million, compared to $177.3 million for the same period in 2025. These increases were driven by higher revenues across all business lines during the three- and six-month periods ended March 31, 2026, compared to the corresponding periods in 2025.

Gas & Water Distribution revenues were $31.3 million for the three months ended March 31, 2026, an increase of $4.2 million from $27.1 million for the three months ended March 31, 2025. For the six months ended March 31, 2026, revenues were $71.9 million, an increase of $13.5 million from $58.4 million for the same period in 2025. These increases were primarily attributable to higher levels of water distribution services performed during the 2026 periods.

Gas & Petroleum Transmission revenues were $11.0 million for the three months ended March 31, 2026, an increase of $7.6 million from $3.4 million for the three months ended March 31, 2025. For the six months ended March 31, 2026, revenues were $35.1 million, an increase of $13.3 million from $21.9 million for the same period in 2025. These increases were primarily due to new transmission projects awarded in the first quarter of fiscal 2026, as well as the timing of project execution, with most transmission work in fiscal 2025 commencing in the third fiscal quarter.

Electrical, Mechanical, & General Construction Services revenues were $50.8 million for the three months ended March 31, 2026, an increase of $4.6 million from $46.2 million for the three months ended March 31, 2025. For the six months ended March 31, 2026, revenues were $100.2 million, an increase of $3.1 million from $97.1 million for the same period in 2025. These increases were primarily attributable to higher levels of electrical services performed during the 2026 periods.

Cost of Revenues. The following table compares the Company’s cost of revenues for the three and six months ended March 31, 2026 to the corresponding periods in 2025:

	Three Months Ended
	March 31, 2026		March 31, 2025	% of total	Change	% Change
Gas & Water Distribution	$28,973,961	34.9%	$28,012,217	36.6%	$961,744	3.4%
Gas & Petroleum Transmission	8,511,055	10.3%	4,600,615	6.0%	3,910,440	85.0%
Electrical, Mechanical, & General	43,662,087	52.6%	42,429,570	55.4%	1,232,517	2.9%
Unallocated Shop Expenses	1,794,003	2.2%	1,558,889	2.0%	235,114	15.1%
Total	$82,941,106	100.0%	$76,601,291	100.0%	$6,339,815	8.3%

	Six Months Ended
	March 31, 2026		March 31, 2025	% of total	Change	% Change
Gas & Water Distribution	$63,064,239	34.5%	$54,148,720	32.4%	$8,915,519	16.5%
Gas & Petroleum Transmission	28,789,076	15.7%	22,122,552	13.2%	6,666,524	30.1%
Electrical, Mechanical, & General	88,167,808	48.1%	88,479,574	53.1%	(311,766)	(0.4)%
Unallocated Shop Expenses	3,038,391	1.7%	2,232,977	1.3%	805,414	36.1%
Total	$183,059,514	100.0%	$166,983,823	100.0%	$16,075,691	9.6%

Total cost of revenues increased by $6.3 million to $82.9 million for the three months ended March 31, 2026, compared to $76.6 million for the three months ended March 31, 2025. For the six months ended March 31, 2026, total cost of revenues increased by $16.1 million to $183.1 million, compared to $167.0 million for the same period in 2025. These increases were primarily attributable to higher levels of work across all business lines during the 2026 periods, partially offset by a $312,000 decrease in cost of revenues for Electrical, Mechanical, and General Construction Services for the six months ended March 31, 2026.

Gas & Water Distribution cost of revenues was $29.0 million for the three months ended March 31, 2026, an increase of $962,000 from $28.0 million for the prior-year period. For the six months ended March 31, 2026, cost of revenues was $63.1 million, an increase of $8.9 million from $54.1 million for the same period in 2025. These increases were primarily attributable to higher levels of water distribution activity.

Gas & Petroleum Transmission cost of revenues was $8.5 million for the three months ended March 31, 2026, an increase of $3.9 million from $4.6 million for the prior-year period. For the six months ended March 31, 2026, cost of revenues was $28.8 million, an increase of $6.7 million from $22.1 million for the same period in 2025. These increases were primarily due to new transmission projects awarded in the first quarter of fiscal 2026 and the timing of project execution, as most transmission work in fiscal 2025 commenced in the third fiscal quarter.

Electrical, Mechanical, & General Construction Services cost of revenues was $43.7 million for the three months ended March 31, 2026, an increase of $1.2 million from $42.4 million for the prior-year period. For the six months ended March 31, 2026, cost of revenues was $88.2 million, a decrease of $312,000 from $88.5 million for the same period in 2025. While activity levels increased, the

Company achieved improved margins during the 2026 periods, resulting in a modest decrease in cost of revenues for the current six-month period.

Unallocated shop expenses were $1.8 million for the three months ended March 31, 2026, an increase of $235,000 from $1.6 million for the prior-year period. For the six months ended March 31, 2026, unallocated shop expenses were $3.0 million, an increase of $805,000 from $2.2 million for the same period in 2025. The increase in the 2026 periods was primarily due to higher depreciation, insurance, and equipment repair costs, without a corresponding increase in internal equipment charges to projects during the 2026 periods.

Gross Profit (Loss). The following table compares the Company’s gross profit for the three and six months ended March 31, 2026 to the corresponding periods in 2025:

	Three Months Ended
	March 31, 2026	% of revenue	March 31, 2025	% of revenue	Change	Pct.
Gas & Water Distribution	$2,363,847	7.54%	$(911,102)	(3.36)%	$3,274,949	359.4%
Gas & Petroleum Transmission	2,511,537	22.79%	(1,205,557)	(35.51)%	3,717,094	308.3%
Electrical, Mechanical, & General	7,150,955	14.07%	3,753,408	8.13%	3,397,547	90.5%
Unallocated Shop Expense	(1,794,003)		(1,558,889)		(235,114)	15.1%
Total	$10,232,336	11.0%	$77,860	0.1%	$10,154,476	13042.0%

	Six Months Ended
	March 31, 2026	% of revenue	March 31, 2025	% of revenue	Change	% Change
Gas & Water Distribution	$8,883,837	12.35%	$4,252,404	7.28%	$4,631,433	108.9%
Gas & Petroleum Transmission	6,359,740	18.09%	(271,277)	(1.24)%	6,631,017	2,444.4%
Electrical, Mechanical, & General	12,020,942	12.00%	8,593,292	8.85%	3,427,650	39.9%
Unallocated Shop Expense	(3,038,391)		(2,232,977)		(805,414)	36.1%
Total	$24,226,128	11.7%	$10,341,442	5.8%	$13,884,686	134.3%

Total gross profit increased by $10.1 million to $10.2 million for the three months ended March 31, 2026, compared to $78,000 for the three months ended March 31, 2025. For the six months ended March 31, 2026, total gross profit increased by $13.9 million to $24.2 million, compared to $10.3 million for the same period in 2025. These increases were primarily attributable to higher activity levels and improved profitability across all business lines, partially offset by higher unallocated shop expenses during the 2026 periods.

Gas & Water Distribution gross profit was $2.4 million for the three months ended March 31, 2026, an increase of $3.3 million from a gross loss of $911,000 for the prior-year period. For the six months ended March 31, 2026, gross profit was $8.9 million, an increase of $4.6 million from $4.3 million for the same period in 2025. These increases were primarily attributable to higher levels of water distribution activity and improved project profitability.

Gas & Petroleum Transmission gross profit was $2.5 million for the three months ended March 31, 2026, an increase of $3.7 million from a gross loss of $1.2 million for the prior-year period. For the six months ended March 31, 2026, gross profit was $6.4 million, an increase of $6.6 million from a gross loss of $271,000 for the same period in 2025. These increases were primarily due to transmission projects awarded in the first and second quarters of fiscal 2026, as well as improved profitability and project execution.

Electrical, Mechanical, & General Construction Services gross profit was $7.2 million for the three months ended March 31, 2026, an increase of $3.4 million from $3.8 million for the prior-year period. For the six months ended March 31, 2026, gross profit was $12.0 million, an increase of $3.4 million from $8.6 million for the same period in 2025. These increases were primarily attributable to improved margins on relatively consistent levels of work performed.

Gross loss attributable to unallocated shop expenses was $1.8 million for the three months ended March 31, 2026, an increase of $235,000 from $1.6 million for the prior-year period. For the six months ended March 31, 2026, gross loss attributable to unallocated shop expenses was $3.0 million, an increase of $805,000 from $2.2 million for the same period in 2025. The increase in the 2026 periods was primarily due to higher depreciation, insurance, and equipment repair costs, without a corresponding increase in internal equipment charges to projects during the 2026 periods.

Selling and administrative expenses. Total selling and administrative expenses increased by $1.0 million to $9.2 million for the three months ended March 31, 2026, compared to $8.2 million for the same period in 2025. For the six months ended March 31, 2026, total selling and administrative expenses increased by $1.5 million to $18.3 million, compared to $16.8 million for the same period in 2025. These increases were primarily attributable to higher labor and related burden costs associated with the Company’s growth.

Other non-operating expense. Other non-operating expenses were $94,000 for the three months ended March 31, 2026, compared to $21,000 for the same period in 2025. For the six months ended March 31, 2026, other non-operating expenses were $197,000, compared to $69,000 for the same period in 2025. The increases were primarily attributable to amortization of intangible assets associated with an acquisition completed on September 30, 2025.

Interest expense. Interest expense was $622,000 for the three months ended March 31, 2026, a decrease of $254,000 from $876,000 for the same period in 2025. This decrease was primarily attributable to lower interest expense on line of credit borrowings and the repayment of other long-term debt using proceeds from an equity raise completed in February 2026.

For the six months ended March 31, 2026, interest expense was $1.6 million, an increase of $252,000 from $1.4 million for the same period in 2025. This increase was primarily attributable to higher average borrowings on the Company’s line of credit during the three months ended December 31, 2025, compared to the corresponding period in the prior fiscal year.

Gain on sale of equipment. Gain on sale of equipment was $70,000 for the three months ended March 31, 2026, an increase of $87,000 from a loss of $17,000 for the same period in the prior year. For the six months ended March 31, 2026, gain on sale of equipment was $89,000, a decrease of $90,000 from $179,000 for the same period in the prior year.

The Company periodically sells underutilized or non-operating equipment as part of its asset management practices. As a result, gains and losses on such sales may vary from period to period.

Net income (loss). Income (loss) before income taxes was $412,000 for the three months ended March 31, 2026, compared to a loss of $9.0 million for the same period in the prior year. For the six months ended March 31, 2026, income before income taxes was $4.3 million, compared to a loss of $7.7 million for the same period in the prior year. These increases were primarily attributable to the factors discussed above.

Income tax expense was $197,000 for the three months ended March 31, 2026, compared to an income tax benefit of $2.2 million for the same period in the prior year. For the six months ended March 31, 2026, income tax expense was $1.3 million, compared to an income tax benefit of $1.8 million for the same period in the prior year. The increase in income tax expense was primarily due to higher pre-tax income during the 2026 periods.

Net income was $216,000 for the three months ended March 31, 2026, compared to a net loss of $6.8 million for the same period in the prior year. For the six months ended March 31, 2026, net income was $2.9 million, compared to a net loss of $5.9 million for the same period in the prior year.

Segment Results

The following table sets forth segment revenues, segment income (loss) from operations and operating margins for the periods indicated, as well as the dollar and percentage change from the prior period:

	Underground
	Infrastructure	Industrial	Building
Three Months Ended March 31, 2026	Construction	Construction	Construction	Total

Revenues	$46,269,524	$36,397,052	$10,506,866	$93,173,442

Segment direct operating expenses (excluding depreciation)	39,322,151	30,761,593	9,605,535	79,689,279
Direct depreciation expense	2,586,777	665,050	—	3,251,827
Segment gross profit	4,360,596	4,970,409	901,331	10,232,336
Segment gross profit percentage	9.4%	13.7%	8.6%	11.0%
Selling, general, and administrative expenses	5,153,550	1,031,731	1,085,811	7,271,092
Indirect depreciation expense	—	—	116,552	116,552
Intangible asset amortization expenses	229,683	54,720	—	284,403
Segment indirect operating expenses	5,383,233	1,086,451	1,202,363	7,672,047
Segment income from operations	(1,022,637)	3,883,958	(301,032)	2,560,289
Segment operating margin percentage	(2.2)%	10.7%	(2.9)%	2.7%
Corporate and non-allocated costs				1,498,199
Corporate depreciation expense				3,679
Total consolidated income from operations				$1,058,411

	Underground
	Infrastructure	Industrial	Building
Three Months Ended March 31, 2025	Construction	Construction	Construction	Total

Revenues	$32,544,499	$32,694,332	$11,440,320	$76,679,151

Segment direct operating expenses (excluding depreciation)	34,472,373	29,345,599	9,852,195	73,670,167
Direct depreciation expense	2,299,065	632,059	—	2,931,124
Segment gross (loss) profit	(4,226,939)	2,716,674	1,588,125	77,860
Segment gross profit percentage	(13.0)%	8.3%	13.9%	0.1%
Selling, general, and administrative expenses	4,780,036	980,765	795,810	6,556,611
Indirect depreciation expense	—	—	84,953	84,953
Intangible asset amortization expenses	141,476	—	—	141,476
Segment indirect operating expenses	4,921,512	980,765	880,763	6,783,040
Segment (loss) income from operations	(9,148,451)	1,735,909	707,362	(6,705,180)
Segment operating margin percentage	(28.1)%	5.3%	6.2%	(8.7)%
Corporate and non-allocated costs				1,384,859
Corporate depreciation expense				2,188
Total consolidated (loss) income from operations				$(8,092,227)

Variance Between Three Months Ended March 31, 2026 and 2025

	Underground
	Infrastructure		Industrial		Building
	Construction		Construction		Construction		Total

Revenues	$13,725,025	42.2%	$3,702,720	11.3%	$(933,454)	(8.2)%	$16,494,291	21.5%

Segment direct operating expenses (excluding depreciation)	4,849,778	14.1%	1,415,994	4.8%	(246,660)	(2.5)%	6,019,112	8.2%
Direct depreciation expense	287,712	12.5%	32,991	5.2%	—	0.0%	320,703	10.9%
Segment gross profit	8,587,535	(203.2)%	2,253,735	83.0%	(686,794)	(43.2)%	10,154,476	13042.0%
Segment gross profit percentage
Selling, general, and administrative expenses	373,514	7.8%	50,966	5.2%	290,001	36.4%	714,481	10.9%
Indirect depreciation expense	—	0.0%	—	0.0%	31,599	0.0%	31,599	0.0%
Intangible asset amortization expenses	88,207	62.3%	54,720	0.0%	—	0.0%	142,927	101.0%
Segment indirect operating expenses	461,721	9.4%	105,686	10.8%	321,600	36.5%	889,007	13.1%
Segment income from operations	8,125,814	(88.8)%	2,148,049	123.7%	(1,008,394)	(142.6)%	9,265,469	(138.2)%
Segment operating margin percentage
Corporate and non-allocated costs							113,340	8.2%
Corporate depreciation expense							1,491	68.1%
Total consolidated income from operations							$9,150,638	113.1%

	Underground
	Infrastructure	Industrial	Building
Six Months Ended March 31, 2026	Construction	Construction	Construction	Total

Revenues	$115,446,608	$70,143,499	$21,695,535	$207,285,642

Segment direct operating expenses (excluding depreciation)	96,249,127	61,147,179	19,168,989	176,565,295
Direct depreciation expense	5,187,271	1,306,948	—	6,494,219
Segment gross profit	14,010,210	7,689,372	2,526,546	24,226,128
Segment gross profit percentage	12.1%	11.0%	11.6%	11.7%
Selling, general, and administrative expenses	9,950,564	2,135,677	2,101,481	14,187,722
Indirect depreciation expense	—	—	225,274	225,274
Intangible asset amortization expenses	580,905	109,440	—	690,345
Segment indirect operating expenses	10,531,469	2,245,117	2,326,755	15,103,341
Segment income from operations	3,478,741	5,444,255	199,791	9,122,787
Segment operating margin percentage	3.0%	7.8%	0.9%	4.4%
Corporate and non-allocated costs				3,146,338
Corporate depreciation expense				5,273
Total consolidated income from operations				$5,971,176

	Underground
	Infrastructure	Industrial	Building
Six Months Ended March 31, 2025	Construction	Construction	Construction	Total

Revenues	$85,364,645	$68,090,845	$23,869,775	$177,325,265

Segment direct operating expenses (excluding depreciation)	79,518,142	61,216,519	20,833,716	161,568,377
Direct depreciation expense	4,141,479	1,273,967	—	5,415,446
Segment gross profit	1,705,024	5,600,359	3,036,059	10,341,442
Segment gross profit percentage	2.0%	8.2%	12.7%	5.8%
Selling, general, and administrative expenses	9,539,485	1,964,158	1,577,621	13,081,264
Indirect depreciation expense	—	—	167,439	167,439
Intangible asset amortization expenses	266,285	—	—	266,285
Segment indirect operating expenses	9,805,770	1,964,158	1,745,060	13,514,988
Segment (loss) income from operations	(8,100,746)	3,636,201	1,290,999	(3,173,546)
Segment operating margin percentage	(9.5)%	5.3%	5.4%	(1.8)%
Corporate and non-allocated costs				3,269,375
Corporate depreciation expense				3,345
Total consolidated (loss) income from operations				$(6,446,266)

Variance Between Six Months Ended March 31, 2026 and 2025

	Underground
	Infrastructure		Industrial		Building
	Construction		Construction		Construction		Total

Revenues	$30,081,963	35.2%	$2,052,654	3.0%	$(2,174,240)	(9.1)%	$29,960,377	16.9%

Segment direct operating expenses (excluding depreciation)	16,730,985	21.0%	(69,340)	(0.1)%	(1,664,727)	(8.0)%	14,996,918	9.3%
Direct depreciation expense	1,045,792	25.3%	32,981	2.6%	—	0.0%	1,078,773	19.9%
Segment gross profit	12,305,186	721.7%	2,089,013	37.3%	(509,513)	(16.8)%	13,884,686	134.3%
Segment gross profit percentage
Selling, general, and administrative expenses	411,079	4.3%	171,519	8.7%	523,860	33.2%	1,106,458	8.5%
Indirect depreciation expense	—	0.0%	—	0.0%	57,835	34.5%	57,835	34.5%
Intangible asset amortization expenses	314,620	118.2%	109,440	0.0%	—	0.0%	424,060	159.3%
Segment indirect operating expenses	725,699	7.4%	280,959	14.3%	581,695	33.3%	1,588,353	11.8%
Segment income from operations	11,579,487	(142.9)%	1,808,054	49.7%	(1,091,208)	(84.5)%	12,296,333	(387.5)%
Segment operating margin percentage
Corporate and non-allocated costs							(123,037)	(3.8)%
Corporate depreciation expense							1,928	57.6%
Total consolidated income from operations							$12,417,442	(192.6)%

Underground Infrastructure Construction

Revenues. The $13.7 million and $30.0 million increases in revenues for the three and six months ended March 31, 2026 as compared to the same periods in 2025 were primarily due to the Company’s focus on growing its natural gas and water distribution business lines. Additionally, natural gas transmission projects started earlier in fiscal year 2026 as compared to fiscal year 2025.

Income from operations. The $8.1 million and $11.6 million increases in income from operations for the three and six months ended March 31, 2026 as compared to the same period in 2025 were primarily due to an increased volume of work and profitability from underground infrastructure projects.

Industrial Construction

Revenues. The $3.7 million and $2.1 million increases in revenues for the three and six months ended March 31, 2026 as compared to the same periods in 2025 were primarily due to an increase in the amount of electrical and mechanical work performed.

Income from operations. The $2.1 million and $1.8 million increases in income from operations for the three and six months ended March 31, 2026 as compared to the same period in 2025 were primarily due to an increase in industrial work and an increase in profitability.

Building Construction

Revenues. The $933,000 and $2.2 million decreases in revenues for the three and six months ended March 31, 2026 as compared to the same period in 2025 were primarily due to winding down work on substantially complete projects while bidding on potential new projects with projected start dates in the Company’s third quarter of fiscal year 2026.

Income from operations. The $1.0 million and $1.1 million decreases in income from operations for the three and six months ended March 31, 2026 as compared to the same period in 2025 were primarily due to the decreased volume of work completed in the Company’s first quarter of fiscal year 2026.

Corporate and Non-Allocated Costs

Corporate and Non-Allocated Costs increased by $113,000 for the three months ended March 31, 2026 and decreased by $123,000 for the six months ended March 31, 2026, respectively, as compared to the same periods in 2025. The variances are attributed to various factors; however, the Company has added additional safety and risk management personnel at the corporate level.

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

Comparison of Financial Condition at March 31, 2026 and September 30, 2025

The Company had total assets of $193.9 million at March 31, 2026, a decrease of $21.3 million from $215.2 million at September 30, 2025.

Accounts receivable, net of allowance for credit losses, totaled $60.1 million at March 31, 2026, a decrease of $16.0 million from $76.0 million at September 30, 2025. The decrease was primarily due to the timing of cash collections and project billings since September 30, 2025.

Contract assets totaled $26.8 million at March 31, 2026, a decrease of $7.7 million from $34.5 million at September 30, 2025. The decrease was due to the timing of project billing activity at March 31, 2026 compared to September 30, 2025.

Cash and cash equivalents totaled $10.1 million at March 31, 2026, a decrease of $2.1 million from $12.2 million at September 30, 2025. The decrease was primarily due to $19.1 million used in financing activities and $5.4 million used for net investment in equipment, partially offset by $22.5 million of cash provided by operating activities.

Intangible assets, net totaled $4.2 million at March 31, 2026, a decrease of $690,000 from $4.9 million at September 30, 2025. The decrease was primarily due to amortization of intangible assets during the period.

Retainage receivable totaled $18.6 million at March 31, 2026, an increase of $2.6 million from $16.0 million at September 30, 2025. The increase was primarily due to the timing of retention billings and increased project activity during the period.

Prepaid expenses and other totaled $6.4 million at March 31, 2026, an increase of $1.4 million from $5.0 million at September 30, 2025. The increase was primarily due to insurance premium payments, partially offset by insurance expense recognized during the six months ended March 31, 2026.

Net property, plant and equipment totaled $54.2 million at March 31, 2026, an increase of $708,000 from $53.5 million at September 30, 2025. The increase reflected $7.6 million of equipment acquisitions, partially offset by $6.7 million of depreciation expense and $214,000 of net equipment disposals.

Right-of-use assets totaled $2.4 million at March 31, 2026, an increase of $339,000 from $2.1 million at September 30, 2025. The increase was primarily due to $940,000 in additions from new operating lease agreements, partially offset by $600,000 of amortization of right-of-use assets during the period.

Other receivables totaled $1.2 million at March 31, 2026, an increase of $137,000 from $1.1 million at September 30, 2025. The increase was primarily due to an expected insurance premium refund.

Goodwill totaled $9.9 million at March 31, 2026, unchanged from September 30, 2025.

The Company had total liabilities of $112.4 million at March 31, 2026, a decrease of $43.6 million from $156.0 million at September 30, 2025.

The aggregate balance of current maturities of long-term debt and long-term debt was $24.7 million at March 31, 2026, a decrease of $37.1 million from $61.8 million at September 30, 2025. The decrease was primarily due to $14.3 million in principal repayments on long-term debt and $24.8 million in repayments on the operating line of credit, partially offset by $1.9 million in new equipment financing.

Accounts payable totaled $21.3 million at March 31, 2026, a decrease of $9.4 million from $30.7 million at September 30, 2025. The decrease was primarily due to the timing of vendor payments.

Contract liabilities totaled $29.5 million at March 31, 2026, an increase of $1.2 million from $28.3 million at September 30, 2025. The increase was due to the timing of project billing activity.

Accrued expenses and other current liabilities totaled $16.2 million at March 31, 2026, an increase of $234,000 from $15.9 million at September 30, 2025. The increase was primarily due to the timing of accrued expense payments.

Deferred tax liabilities totaled $7.9 million at March 31, 2026, an increase of $1.2 million from $6.8 million at September 30, 2025. This increase was primarily attributable to a $450,000 increase in deferred tax liabilities related to timing differences between book and tax depreciation, a $188,000 decrease in federal and state net operating loss carryforwards, and a $524,000 decrease in other deferred tax assets.

Current and long-term operating lease liabilities totaled $2.4 million at March 31, 2026, an increase of $342,000 from $2.0 million at September 30, 2025. The increase was primarily due to $937,000 in new operating lease additions, partially offset by $686,000 in lease payments during the period.

Lines of credit and short-term borrowings totaled $10.5 million at March 31, 2026, an increase of $50,000 from September 30, 2025. The increase was due to accrued interest on PPP loans. Refer to Note 3, “Accounting for PPP Loans,” in the accompanying consolidated financial statements for additional information.

Shareholders’ equity was $81.5 million at March 31, 2026, an increase of $22.3 million from $59.2 million at September 30, 2025. The increase was primarily due to $21.2 million in net proceeds from an equity raise and net income of $2.9 million for the six months ended March 31, 2026, partially offset by $848,000 in share repurchases and $1.1 million in declared dividends.

Liquidity and Capital Resources

Equity Raise

On February 18, 2026, The Company entered into an underwriting agreement (the “Underwriting Agreement”) with Lake Street Capital Markets, LLC (the “Underwriter”). Pursuant to the Underwriting Agreement, the Company agreed to issue and sell, and the Underwriter agreed to purchase, subject to the terms and conditions therein, 1,740,000 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), in a registered public offering pursuant to an effective shelf registration statement on Form S-3 (File No. 333-280025) and related prospectus, including the prospectus supplement filed with the Securities and Exchange Commission (the “Offering”). The Company also granted the Underwriter a 30-day option to purchase up to an additional 261,000 shares of Common Stock.

The Offering closed on February 20, 2026, with the Underwriter purchasing 1,740,000 shares of Common Stock at a public offering price of $11.50 per share. Net proceeds to the Company were approximately $18.4 million, after deducting underwriting discounts and commissions and estimated offering expenses.

On February 24, 2026, the Underwriter exercised its overallotment option and purchased an additional 261,000 shares of Common Stock at the public offering price of $11.50 per share. Net proceeds from the exercise of the option were approximately $2.8 million, after deducting underwriting discounts and commissions but before deducting other offering expenses payable by the Company.

The Company intends to use the net proceeds from the Offering for strategic growth initiatives, working capital needs, and general corporate purposes.

Operating Line of Credit

In July 2025, the Company renewed its $30.0 million line of credit with a maturity date of June 28, 2027. The interest rate on the line of credit is the “Wall Street Journal” Prime Rate (the index) with a floor of 4.99%.

The line of credit is limited to a borrowing base calculation as summarized below:

	March 31, 2026	September 30, 2025
Eligible borrowing base	$18,196,189	$27,657,997

Borrowings on line of credit	—	24,750,000

Line of credit balance available	$18,196,189	$2,907,997

Interest rate	6.75%	7.50%

The Company did not have any line of credit borrowings at March 31, 2026. The Company’s $24.8 million line of credit borrowings are recorded as a long-term debt as of September 30, 2025.

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

The Company’s lender has agreed to omit the effect of the PPP loan restatement from the Company’s covenant compliance calculations while a final decision on PPP loan forgiveness remains in question. The Company was in compliance with all covenants at March 31, 2026. The Company is projected to meet all covenant requirements for the next twelve months.

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

During July 2023, management received notification from the SBA that two additional forgiveness applications related to the PPP Loans were under review. As part of the review, the SBA requested information regarding the ability of the Company’s affiliates to meet SBA size standards and/or PPP corporate maximum limits. The requested information was subsequently provided to the SBA through the Lender. As of March 31, 2026, there have been no further requests or communications from the SBA relating to the PPP Loans.

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

Long-Term Debt

On March 16, 2014, the Company’s Nitro subsidiary entered into a $1.2 million, 20-year loan agreement with a bank to purchase an office building and property previously held under lease. The loan bears interest at 4.82% with monthly payments of $7,800. The interest rate is subject to periodic adjustment based on changes in the U.S. Treasury yield, adjusted to a constant maturity of three years, as published weekly by the Federal Reserve. As of March 31, 2026, the Company had made principal payments of $517,000. The loan is collateralized by the related building and is currently held by Peoples Bank, Inc.

On March 31, 2020, West Virginia Pipeline Acquisition Company (subsequently renamed West Virginia Pipeline, Inc.) entered into a $3.0 million seller’s note agreement with David and Daniel Bolton for the remaining purchase price of the business. For purchase accounting purposes, the note had a fair value of $2.85 million. As part of the $6.35 million total acquisition price, the Company paid $3.5 million in cash in addition to the note. The unsecured five-year note required annual principal payments of at least $500,000 and bore interest at a fixed rate of 3.25% on the $3.0 million stated principal balance (approximately 5.35% on the carrying value). Final payment on this note was made in December 2025.

On April 2, 2021, the Company entered into a $3.5 million non-revolving term note with United Bank. The proceeds were used to repay an outstanding line of credit utilized for the down payment on the West Virginia Pipeline acquisition. The loan required monthly payments of $64,853 and bore interest at a fixed rate of 4.25%. The loan was collateralized by the Company’s equipment and receivables. Final payment on this note was made in February 2026.

On April 29, 2022, the Company entered into a $7.5 million non-revolving term note with United Bank to finance the acquisition of Tri-State Paving. The loan required monthly payments of $129,910 and bore interest at a fixed rate of 4.25%. Final payment on this note was made in February 2026.

On April 29, 2022, the Company also entered into a $1.0 million promissory note with Corns Enterprises, a related party, as partial consideration for the acquisition of Tri-State Paving. David E. Corns served as President of the Company’s Tri-State Paving subsidiary until his retirement in May 2025. The note required annual principal payments of $250,000 beginning on the first anniversary of the agreement date, with interest on the outstanding balance at 3.5% per annum. As of March 31, 2026, $750,000 of principal had been repaid. Final payment on this note was made in April 2026.

On October 10, 2022, the Company entered into a $3.1 million term note with United Bank to finance equipment acquired in the Ryan Construction acquisition. The loan required monthly payments of $60,000 and bore interest at a fixed rate of 6.0%. The loan was collateralized by equipment and receivables. Final payment on this note was made in February 2026.

On June 1, 2023, the Company entered into a $9.3 million non-revolving equipment line of credit with United Bank (“Equipment Line of Credit 2023”). The facility provided borrowing availability for six months at a fixed interest rate of 7.25%, after which all borrowings converted into a 54-month term note at the same fixed rate. The loan is collateralized by the related equipment purchases. As of March 31, 2026, the Company had borrowed $9.3 million under the facility and had repaid $4.4 million of principal.

On August 8, 2024, the Company entered into a $5.0 million non-revolving equipment line of credit with United Bank. The facility provided borrowing availability for twelve months at a variable rate based on the Wall Street Journal Prime Rate (initially 8.5%). After twelve months, outstanding borrowings convert to a 48-month term loan bearing interest at a fixed rate equal to the U.S. Treasury Rate plus 2.75%. The loan is collateralized by the related equipment. As of March 31, 2026, the Company had borrowed $5.0 million and repaid $649,000 of principal.

On December 2, 2024, the Company entered into a $16.0 million term loan with United Bank to finance the acquisition of Tribute. The six-year loan requires monthly payments of approximately $272,000 and bears interest at a fixed rate of 6.9%. As of March 31, 2026, the Company had repaid $7.8 million of principal.

On September 30, 2025, the Company entered into a $500,000 seller’s note agreement with Joe and Cathy Rigney in connection with the acquisition of Rigney Digital Systems Ltd. For purchase accounting purposes, the note had a fair value of $461,000. As part of the $4.6 million total acquisition price, the Company paid $3.0 million in cash and issued $1.0 million in common stock. The unsecured five-year note requires a $500,000 payment at maturity and bears interest at 5.0% on the stated principal amount (approximately 7.05% on the carrying value). As of March 31, 2026, the carrying value of the note was $465,000.

Operating Leases

The Company leases office space for SQP at a rate of $1,500 per month. The lease, originally executed on March 25, 2021, has a two-year base term with five one-year renewal options available following expiration of the base term. As of March 31, 2026, the Company has committed to a one-year renewal period and is evaluating the exercise of additional renewal options.

The Company has two right-of-use operating leases acquired on April 29, 2022, as part of the Tri-State Paving, LLC acquisition. The first lease, for the Hurricane, West Virginia facility, had a net present value of $236,000 at inception and a carrying value of $0 at March 31, 2026. The lease bears interest at 4.5%, based on the Company’s incremental borrowing rate at inception. The Company executed an amendment to extend the lease for one additional year following the expiration of the original term. As of March 31, 2026, the Company has committed to one renewal period and is evaluating additional renewals.

The second lease, for the Chattanooga, Tennessee facility, had a net present value of $144,000 at inception and expired on August 31, 2024. The lease was renewed for a two-year term with a net present value of $140,000 and had a carrying value of $17,000 at March 31, 2026. The lease bears interest at 8.5%, based on the Company’s incremental borrowing rate at inception.

The Company has a right-of-use operating lease with Enterprise Fleet Management, acquired on August 11, 2022, as part of the Ryan Environmental acquisition. The master lease initially covered 31 vehicles with a net present value of $1.2 million. The Company subsequently added 58 additional vehicles under the arrangement. The lease had a carrying value of $1.8 million at March 31, 2026. Each vehicle under the master lease arrangement carries its own implicit rate.

The Company has a right-of-use operating lease acquired on March 28, 2023 for the Winchester, Kentucky facility. The lease had a net present value of $290,000 at inception and a carrying value of $0 at March 31, 2026. The lease bears interest at 7.5%, based on the Company’s incremental borrowing rate at inception. The lease was renewed for a three-year term in April 2026.

The Company has a right-of-use operating lease acquired on December 1, 2025 for the Columbus, Ohio facility. The lease had a net present value of $255,000 at inception and a carrying value of $236,000 at March 31, 2026. The lease bears interest at 6.75%, based on the Company’s incremental borrowing rate at inception.

The Company has a right-of-use operating lease acquired on January 1, 2026 for the Oklahoma City, Oklahoma facility. The lease had a net present value of $208,000 at inception and a carrying value of $186,000 at March 31, 2026. The lease bears interest at 6.75%, based on the Company’s incremental borrowing rate at inception.

The Company also has a right-of-use operating lease acquired on January 1, 2026 for the Louisville, Kentucky facility. The lease had a net present value of $128,000 at inception and a carrying value of $128,000 at March 31, 2026. The lease bears interest at 6.75%, based on the Company’s incremental borrowing rate at inception. Lease payments do not commence until April 1, 2026.

Off-Balance Sheet Arrangements

Due to the nature of our industry, we often enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Though for the most part not material in nature, some of these are:

Rental Agreements

The Company rents equipment for use on construction projects with rental agreements week to week or month to month. Rental expense can vary by fiscal year due to equipment requirements on construction projects and the availability of Company owned equipment. Rental expenses, which is included in cost of goods sold on the consolidated statements of income, were $4.8 million and $3.9 million for the three months ended March 31, 2026, and 2025, respectively, and $11.8 million and $9.0 million for the six months ended March 31, 2026 and 2025, respectively.

Letters of Credit

Certain customers or vendors may require letters of credit to secure payments that the vendors are making on our behalf or to secure payments to subcontractors and vendors on various customer projects. At March 31, 2026, the Company did not have any letters of credit outstanding.

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

Currently, the Company has an agreement with a surety company to provide bonding which will suit the Company’s immediate needs. The ability to obtain bonding for future contracts is an important factor in the contracting industry with respect to the type and value of contracts that can be bid. Depending upon the size and conditions of a particular contract, the Company may be required to post letters of credit or other collateral in favor of the insurer. Posting these letters or other collateral will reduce our borrowing capabilities. The Company does not anticipate any claims in the foreseeable future. At March 31, 2026, the Company had $130.6 million in performance bonds outstanding.

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

Please see the tables below for customers that represent 10.0% or more of the Company’s revenue for the three and six months ended March 31, 2026 and 2025:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31,	March 31,	March 31,	March 31,
Revenue	2026	2025	2026	2025
Customers 10.0% or greater	*	*	*	*
All other	100.0%	100.0%	100.0%	100.0%
Total	100.0%	100.0%	100.0%	100.0%

*Less than 10.0% and included in “All other” if applicable

Please see the tables below for customers that represent 10.0% or more of the Company’s accounts receivable, net of retention at March 31, 2026 and September 30, 2025:

Accounts receivable, net of retention	at March 31, 2026	at September 30, 2025
TransCanada Corporation	*	13.9%
All other	100.0%	86.1%
Total	100.0%	100.0%

*Less than 10.0% and included in “All other” if applicable

Litigation

On November 12, 2021, the Company received a withdrawal liability claim from a pension plan to which the Company made pension contributions for union construction employees performing covered work in a particular jurisdiction. The Company has not performed covered work in their jurisdiction since 2011; however, the Company disagrees with the withdrawal claim and believes it is covered by an exemption under federal law. The demand called for thirty-four quarterly installment payments of $41,000 starting March 15, 2021. The Company complied with the demand according to federal pension law; however, the Company firmly believes no withdrawal liability exists. The Company is in negotiations with the pension fund to resolve the matter and all future payments have been suspended as part of the negotiation. The Company has expensed all $164,000 in payments made through September 30, 2022 and does not expect any future liabilities related to this claim. The Company did not make any payments during the three and six months ended March 31, 2026 or 2025.

Other than described above, at March 31, 2026, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties, or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At March 31, 2026, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

On April 29, 2022, the Company entered into a $1.0 million promissory note agreement with Corns Enterprises as partial consideration for the purchase of Tri-State Paving. This four-year agreement requires $250,000 principal installment payments on or before the end of each twelve (12) full calendar month period beginning April 29, 2022. Interest payments due will be calculated on the principal balance remaining and will be at the stated rate of 3.5% per year. The Company has made $750,000 in principal payments on this note as of March 31, 2026. Final payment on this note was made in April 2026.

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

CJ Hughes entered into an agreement, cancelable at any time, with Construction Specialty Services (“CSS”), which is owned by Chuck Austin, the President of CJ Hughes. CSS rents equipment, periodically, to and as requested by CJ Hughes. The equipment rental rates are below the rates that the equipment can be rented from any unaffiliated rental company. CJ Hughes is not obliged to rent any equipment and does so only when CJ Hughes does not have equipment available of its own and would otherwise need to rent such equipment as the demand increases throughout the construction season. For the three months ended March 31, 2026 and 2025, the rental amounts for these specific periods were $72,000, and $123,000, respectively. For the six months ended March 31, 2026 and 2025, the rental amounts for these specific periods were $218,000, and $176,000, respectively.

Other than mentioned above, there were no new material related party transactions entered into during the three and six months ended March 31, 2026.

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

Inflation

Most significant project materials, such as pipe or electrical wire, are provided by the Company’s customers. When possible, the Company attempts to lock in pricing with vendors and include qualifications regarding material cost increases in bids. Where allowed by contract, the Company will address fuel cost increases with customers. Significant inflation or supply chain issues could cause customers to delay or cancel planned projects; however, inflation did not have a significant effect on our results for the three and six months ended March 31, 2026 and 2025.

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

The following table presents our costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings at March 31, 2026 and September 30, 2025:

	March 31, 2026	September 30, 2025
Costs incurred on contracts in progress	$478,785,961	$471,208,654
Estimated earnings, net of estimated losses	80,553,250	71,159,322
	559,339,211	542,367,976
Less billings to date	562,039,778	536,231,730
	$(2,700,567)	$6,136,246

Costs and estimated earnings in excess of billed on uncompleted contracts	$26,773,714	$34,455,011

Less billings in excess of costs and estimated earnings on uncompleted contracts	29,474,281	28,318,765

	$(2,700,567)	$6,136,246

Allowance for credit losses

The Company provides an allowance for credit losses when collection of an account is considered doubtful. Inherent in the assessment of the allowance for credit losses are certain judgments and estimates relating to, among others, our customers’ access to capital, our customers’ willingness or ability to pay, general economic conditions and the ongoing relationship with the customers. While most of our customers are large well capitalized companies, should they experience material changes in their revenues and cash flows or incur other difficulties and not be able to pay the amounts owed, this could cause reduced cash flows and losses in excess of our current reserves.

Materially incorrect estimates of bad debt reserves could result in an unexpected loss in profitability for the Company. Additionally, frequently changing reserves could be an indication of risky or unreliable customers. At March 31, 2026, the management review deemed that the allowance for credit losses was adequate.

Please see the allowance for credit losses table below as of and for the six months ended March 31, 2026 and as of fiscal year ended September 30, 2025:

	March 31, 2026	September 30, 2025
Balance at beginning of period	$521,616	$738,526
Charged to expense	—	423,750
Deductions for uncollectible receivables written off, net of recoveries	(217,894)	(640,660)
Balance at end of period	$303,722	$521,616

Impairment of goodwill and intangible assets

The Company follows the guidance of Accounting Standards Codification (“ASC”) 350-20-35-3 “Intangibles-Goodwill and Other (Topic 350)” which requires a company to record an impairment charge based on the excess of a reporting unit’s carrying amount of goodwill over its fair value. Under the current guidance, companies can first choose to assess any impairment based on qualitative factors (Step 0). If a company fails this test or decides to bypass this step, it must proceed with a quantitative assessment of goodwill impairment. The Company did not have a goodwill impairment at March 31, 2026.

Materially incorrect estimates could cause an impairment of goodwill or intangible assets and result in a loss in profitability for the Company.

A table of the Company’s intangible assets subject to amortization at March 31, 2026 and September 30, 2025 is below:

			Accumulated	Accumulated	Amortization	Amortization	Amortization	Amortization
	Remaining Life		Amortization	Amortization	and Impairment	and Impairment	and Impairment	and Impairment
	(in months) at		and Impairment	and Impairment	Three Months	Three Months	Six Months	Six Months	Net Book Value	Net Book Value
	March 31,		at March 31,	at September 30,	Ended March 31,	Ended March 31,	Ended March 31,	Ended March 31,	at March 31,	at September 30,
	2026	Original Cost	2026	2025	2026	2025	2026	2025	2026	2025
Intangible assets:
West Virginia Pipeline:
Customer relationships	57	$2,209,724	1,160,100	$1,049,610	55,245	55,245	110,490	110,490	$1,049,624	$1,160,114
Tradename	57	263,584	138,391	125,215	6,588	6,588	13,176	13,176	125,193	138,369
Non-competes	—	83,203	83,203	83,203	—	—	—	—	—	—

Heritage Painting
Customer relationships	39	121,100	42,378	30,270	6,054	6,054	12,108	12,108	78,722	90,830

Tri-State Paving:
Customer relationships	73	1,649,159	645,921	563,463	41,229	41,229	82,458	82,458	1,003,238	1,085,696
Tradename	73	203,213	79,592	69,431	5,081	5,080	10,161	10,160	123,621	133,782
Non-competes	—	39,960	39,960	39,960	—	—	—	—	—	—

Tribute Contracting & Consultants
Non-compete 1	104	520,000	69,331	43,333	12,999	12,501	25,998	16,668	450,669	476,667
Non-compete 2	80	10,000	1,666	1,042	312	—	624	—	8,334	8,958
Tradename	44	80,000	21,331	13,333	3,999	37,500	7,998	50,000	58,669	66,667
Backlog	8	1,320,000	880,000	550,000	104,230	—	330,000	—	440,000	770,000

Rigney Digital Systems
Tradename	126	657,100	29,868	—	14,934	—	29,868	—	627,232	657,100
Backlog	18	260,600	65,148	—	32,574	—	65,148	—	195,452	260,600
Non-compete	114	46,300	2,316	—	1,158	—	2,316	—	43,984	46,300

Total intangible assets		$7,463,943	$3,259,205	$2,568,860	$284,403	$164,197	$690,345	$295,060	$4,204,738	$4,895,083

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

The Company’s depreciation expenses for the three months ended March 31, 2026 and 2025 were $3.4 million and $3.0 million, respectively. The Company’s depreciation expenses for the six months ended March 31, 2026 and 2025 were $6.7 million and $5.6 million, respectively In general, depreciation is included in “cost of revenues” on the Company’s consolidated statements of income.

The Company’s amortization expenses for the three months ended March 31, 2026 and 2025 were $284,403 and $164,197, respectively. The Company’s amortization expenses for the six months ended March 31, 2026 and 2025 were $690,345 and $295,060, respectively. In general, amortization is included in “cost of revenues” on the Company’s consolidated statements of income.

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

The effective income tax rate for the three months ended March 31, 2026 was 47.7%, as compared to 24.5%, for the same period in 2025. The effective income tax rate for the six months ended March 31, 2026 was 31.3%, as compared to 22.8%, for the same period in 2025. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income and non-deductible expenses.

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

The Company had $6.1 million and $6.9 million of federal net operating loss carryforwards at March 31, 2026 and September 30, 2025, respectively. The Company had $35.1 million and $41.9 million of state net operating loss carryforwards at March 31, 2026 and September 30, 2025, respectively. The state net operating loss carryforwards begin to expire in 2026.

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

New Accounting Pronouncements

In November 2024, the FASB issued an update that requires incremental disclosures about specific expense categories. Entities are required to disclose in the notes to financial statements the amounts of purchases of inventory, employee compensation, depreciation, intangible asset amortization and selling expenses included in each relevant expense caption of the statements of operations. The standard also requires disclosure of the amount, and a qualitative description of, other items remaining in relevant expense captions that are not separately disaggregated. This update is effective for fiscal years beginning after March 15, 2026, and interim periods within fiscal years beginning after March 15, 2027. Early adoption and both prospective and retrospective application are permitted. The Company is currently assessing the effect of this update.

In March 2023, the FASB issued an update that expands disclosures for tax rate reconciliation tables, primarily by requiring disaggregation of income taxes paid by jurisdiction, as well as greater disaggregation within the rate reconciliation. This update is effective for fiscal years beginning after March 15, 2024 and interim periods within fiscal years beginning after March 15, 2025. Early adoption and retrospective application are permitted. The Company is currently assessing the effect of this update.

Subsequent Events

On April 15, 2026, the Company paid a quarterly dividend of $0.03 per common share to shareholders of record as of March 31, 2026.

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

The Company continues to receive significant bid opportunities for water and wastewater projects, natural gas transmission and distribution projects, and electrical, mechanical, and general construction projects. The Company’s unaudited backlog at March 31, 2026, was $325.1 million, compared to $280.7 million at March 31, 2025, and $259.7 million at September 30, 2025.

The $13.5 million and $13.3 million increases in revenue for Gas & Water Distribution and Gas & Petroleum Transmission, respectively, for the six months ended March 31, 2026, compared to the same period in 2025, are consistent with the increased project opportunities the Company is experiencing in fiscal year 2026. Backlog for these categories was $154.7 million at March 31, 2026.

Electrical, Mechanical, & General Construction Services revenue increased by $3.1 million for the six months ended March 31, 2026, compared to the same period in 2025. The Company’s backlog in this category was $170.4 million at March 31, 2026, and the Company continues to experience bidding opportunities for larger construction projects in fiscal year 2026.

While the addition of further projects appears likely, no assurance can be given that the Company will be successful in securing projects for which it bids. Moreover, even if contracts are awarded, there can be no assurance that the related projects will proceed as planned or at all.

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

There has been no change in Energy Services of America Corporation’s internal control over financial reporting during Energy Services of America Corporation’s second quarter of fiscal year 2026 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

On November 12, 2021, the Company received a withdrawal liability claim from a pension plan to which the Company made pension contributions for union construction employees performing covered work in a particular jurisdiction. The Company has not performed covered work in their jurisdiction since 2011; however, the Company disagrees with the withdrawal claim and believes it is covered by an exemption under federal law. The demand called for thirty-four quarterly installment payments of $41,000 starting March 15, 2021. The Company must comply with the demand under federal pension law; however, the Company firmly believes no withdrawal liability exists. The Company is in negotiations with the pension fund to resolve the matter and all future payments have been suspended as part of the negotiation. The Company has expensed all $164,000 in payments made through September 30, 2022 and does not expect any future liabilities related to this claim. The Company did not make any payments during the three and six months ended March 31, 2026 and 2025.

Other than described above, at March 31, 2026, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties, or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At March 31, 2026, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. Risk Factors

Please see the information disclosed in the “Risk Factors” section of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on December 15, 2025. There have been no material changes to the risk factors since the filing of the Annual Report on Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)	There have been no unregistered sales of equity securities during the period covered by the report.
(b)	None.
(c)	The table below summarizes the Company’s repurchased shares of its common stock during the three months ended March 31, 2026:

				Value of Shares	Maximum Number of
				Purchased as Part of	Shares That May Yet Be
	Total Number of Shares		Average Price	Publicly Announced	Purchased Under the
Period	Purchased		Paid Per Share	Plans or Programs	Plans or Programs (1)
Beginning					680,752
January 2026	161		$8.00	$1,288	680,591
February 2026	3,501	(2)	$3.44	$12,048	680,591
March 2026	—		$—	$—	680,591
Total	3,662		$3.64	$13,336
(1)	On July 6, 2022, the Company’s Board of Directors authorized a share repurchase program (the “Program”), pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate repurchase amount not to exceed 1,000,000 shares, which was approximately 6.0% of its outstanding common stock as of the date of the announcement. The Program does not obligate the Company to purchase any number of shares, and there is no guarantee as to the exact number of shares to be repurchased by the Company.
(2)	Tax settlement on vested Restricted Stock Awards. Repurchases do not affect the maximum number of shares that may yet be purchased under the Program.

ITEM 5. Other Information

During the second fiscal quarter of 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

ENERGY SERVICES OF AMERICA CORPORATION

Date:	May 11, 2026	By:	/s/ Douglas V. Reynolds
Douglas V. Reynolds
Chief Executive Officer

Date:	May 11, 2026	By:	/s/ Charles P. Crimmel
Charles P. Crimmel
Chief Financial Officer