Form 10-Q
period 2026-06-30
Energy Services of America CORP
filed 2026-08-10
CIK 1357971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026.

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

As of August 7, 2026, there were 18,659,181 outstanding shares of the Registrant’s Common Stock.

Part 1. Financial Information

Item 1. Financial Statements (Unaudited):

Energy Services of America Corporation

Consolidated Balance Sheets

Unaudited

	June 30,	September 30,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$14,679,930	$12,241,408
Accounts receivable-trade	65,065,372	76,570,064
Allowance for doubtful accounts	(458,023)	(521,616)
Retainages receivable	18,906,295	16,049,557
Other receivables	1,230,501	1,103,687
Contract assets	43,901,138	34,455,011
Prepaid expenses and other	6,143,521	5,025,476
Total current assets	149,468,734	144,923,587

Property, plant and equipment, at cost	123,463,832	115,448,972
less accumulated depreciation	(70,519,423)	(61,981,005)
Total property and equipment, net	52,944,409	53,467,967

Right-of-use assets-operating lease	3,379,423	2,054,615
Intangible assets, net	3,875,002	4,895,083
Goodwill	9,865,804	9,865,804
Total assets	$219,533,372	$215,207,056

Liabilities and shareholders’ equity
Current liabilities
Current maturities of long-term debt	$9,029,768	$11,546,816
Lines of credit and short-term borrowings	10,475,870	10,401,366
Current maturities of operating lease liabilities	1,426,561	1,061,021
Accounts payable	30,665,545	30,732,523
Accrued expenses and other current liabilities	20,631,646	15,918,593
Contract liabilities	27,166,506	28,318,765
Total current liabilities	99,395,896	97,979,084

Long-term debt, less current maturities	25,825,719	50,256,031
Long-term operating lease liabilities, less current maturities	1,952,862	982,621
Deferred tax liability	8,274,680	6,753,527
Total liabilities	135,449,157	155,971,263

Shareholders’ equity
Common stock, $.0001 par value
Authorized 50,000,000 shares, 18,659,181 shares issued (net of treasury shares) and 18,624,017 shares outstanding (excluding 35,164 shares from unvested stock awards) at June 30, 2026 and 16,748,702 shares issued (net of treasury shares) and 16,715,026 shares outstanding (excluding 33,676 unvested shares from restricted stock awards) at September 30, 2025	2,013	1,813
Treasury stock, 1,502,236 shares at June 30, 2026 and 1,396,120 shares at September 30, 2025	(154)	(143)
Additional paid in capital	82,893,314	62,450,414
Retained earnings (deficit)	1,189,042	(3,216,291)
Total shareholders’ equity	84,084,215	59,235,793
Total liabilities and shareholders’ equity	$219,533,372	$215,207,056

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

Energy Services of America Corporation

Consolidated Statements of Income

Unaudited

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Revenue	$130,005,928	$103,601,585	$337,291,570	$280,926,850

Cost of revenue	115,688,703	91,618,987	298,748,217	258,602,810

Gross profit	14,317,225	11,982,598	38,543,353	22,324,040

Selling and administrative expenses	9,685,305	8,814,545	27,940,257	25,602,253
Income (loss) from operations	4,631,920	3,168,053	10,603,096	(3,278,213)

Other nonoperating expense	(118,403)	(38,529)	(315,268)	(107,407)
Interest expense	(486,914)	(781,198)	(2,098,600)	(2,140,686)
Gain on sale of equipment	5,097	(128,710)	93,846	50,532
	(600,220)	(948,437)	(2,320,022)	(2,197,561)

Income (loss) before income taxes	4,031,700	2,219,616	8,283,074	(5,475,774)

Income tax expense (benefit)	745,041	137,987	2,075,386	(1,612,718)

Net (loss) income	$3,286,659	$2,081,629	$6,207,688	$(3,863,056)

Weighted average shares outstanding-basic	18,622,477	16,625,761	17,614,419	16,644,028

Weighted average shares-diluted	18,659,624	16,666,135	17,653,687	16,644,028

Earnings (loss) per share available to common shareholders	$0.18	$0.13	$0.35	$(0.23)

Earnings (loss) per share-diluted available to common shareholders	$0.18	$0.12	$0.35	$(0.23)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

Energy Services of America Corporation

Consolidated Statements of Cash Flows

Unaudited

	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$6,207,688	$(3,863,056)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	10,092,079	8,713,445
Accreted interest on PPP loans	74,504	74,718
Gain on sale of equipment	(93,846)	(50,532)
Provision for deferred taxes	1,521,153	(1,753,681)
Vested restricted stock award compensation	75,347	58,888
Tax settlement on shares repurchased	(15,773)	—
Amortization of intangible assets	1,020,081	459,259
Accreted interest on note payable	5,850	45,000
Decrease in accounts receivable-trade	11,441,099	4,000,870
Increase in retainage receivable	(2,856,738)	(1,808,157)
(Increase) decrease in other receivables	(126,814)	1,366,200
Increase in contract assets	(9,446,127)	(373,797)
Increase in prepaid expenses and other	(1,118,045)	(474,150)
Decrease in accounts payable	(66,978)	(2,797,474)
Increase (decrease) in accrued expenses and other current liabilities	3,979,065	(203,738)
(Decrease) increase in contract liabilities	(1,152,259)	10,028,162
Net cash provided by operating activities	19,540,286	13,421,957

Cash flows from investing activities:
Investment in property and equipment	(7,605,373)	(9,101,722)
Acquisition of Tribute Contracting & Consultants	—	(20,783,224)
Proceeds from sales of property and equipment	483,083	724,961
Net cash used in investing activities	(7,122,290)	(29,159,985)

Cash flows from financing activities:
Proceeds from long-term debt	—	19,676,024
Borrowings on lines of credit and short term debt, net of (repayments)	(12,500,000)	7,073,976
Treasury stock purchased	(847,818)	(844,230)
Cash dividend on common stock	(1,057,394)	(1,002,668)
Proceeds from capital raise, net of discounts and fees	21,231,333	—
Principal payments on long-term debt	(16,805,595)	(6,752,876)
Net cash (used in) provided by financing activities	(9,979,474)	18,150,226
Increase in cash and cash equivalents	2,438,522	2,412,198
Cash and cash equivalents beginning of period	12,241,408	12,926,036
Cash and cash equivalents end of period	$14,679,930	$15,338,234

Supplemental schedule of noncash investing and financing activities:
Purchases of property & equipment under financing agreements	$2,352,385	$1,340,563
Net operating lease right-of-use assets received in exchange for operating lease liabilities	$2,290,315	$669,056
Common dividends declared but not paid	$744,961	$501,555
Common stock issued in Tribute Contracting & Consultants acquisition	$—	$2,000,000

Supplemental disclosures of cash flows information:
Cash paid during the year for:
Interest	$1,933,802	$1,942,786
Income taxes	$405,263	$1,997,969

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

Energy Services of America Corporation

Consolidated Statements of Changes in Shareholders’ Equity

For the three and nine months ended June 30, 2026 and 2025

						Total
	Common Stock		Additional Paid	Retained	Treasury	Shareholders’
	Shares	Amount	in Capital	Earnings (Deficit)	Stock	Equity
Balance at September 30, 2025	16,748,702	1,813	62,450,414	(3,216,291)	(143)	59,235,793

Net income	—	—	—	2,705,481	—	2,705,481

Restricted stock awards issued	11,251	—	100,004	—	—	100,004

Unearned share-based compensation	—	—	(100,004)	—	—	(100,004)

Dividends on common stock ($0.03 per share on 16,624,181 shares)	—	—	—	(498,725)	—	(498,725)

Shares repurchased	(105,955)	—	(846,519)	—	(11)	(846,530)

Balance at December 31, 2025	16,653,998	$1,813	$61,603,895	$(1,009,535)	$(154)	$60,596,019

Net income	—	—	—	215,548	—	215,548

Restricted stock awards issued	8,343	—	75,000	—	—	75,000

Unearned share-based compensation	—	—	(75,000)	—	—	(75,000)

Shares repurchased as part of net settlement of restricted stock awards	(3,501)	—	(12,048)	—	—	(12,048)

Vested share compensation expense	—	—	58,680	—	—	58,680

Dividends on common stock ($0.03 per share on 18,622,287 shares)	—	—	—	(558,669)	—	(558,669)

Shares repurchased	(161)	—	(1,288)	—	—	(1,288)

Equity raise, net of fees and offering expenses	2,001,000	200	21,231,133	—	—	21,231,333

Balance at March 31, 2026	18,659,679	$2,013	$82,880,372	$(1,352,656)	$(154)	$81,529,575

Net income	—	—	—	3,286,659	—	3,286,659

Shares repurchased as part of net settlement of restricted stock awards	(498)	—	(3,725)	—	—	(3,725)

Vested share compensation expense	—	—	16,667	—	—	16,667

Dividends on common stock ($0.04 per share on 18,624,017 shares)	—	—	—	(744,961)	—	(744,961)

Balance at June 30, 2026	18,659,181	$2,013	$82,893,314	$1,189,042	$(154)	$84,084,215

						Total
	Common Stock		Additional Paid	Retained	Treasury	Shareholders’
	Shares	Amount	in Capital	Deficit	Stock	Equity
Balance at September 30, 2024	16,570,685	1,790	60,282,921	(1,590,434)	(133)	58,694,144

Net income	—	—	—	853,733	—	853,733

Dividends on common stock ($0.03 per share on 16,705,457 shares)	—	—	—	(501,164)	—	(501,164)

Common shares issued as part of acquisition	134,772	13	1,906,504	—	—	1,906,517

Balance at December 31, 2024	16,705,457	$1,803	$62,189,425	$(1,237,865)	$(133)	$60,953,230

Net loss	—	—	—	(6,798,418)	—	(6,798,418)

Dividends on common stock ($0.03 per share on 16,716,809 shares)	—	—	—	(501,504)	—	(501,504)

Vested restricted stock award	11,352	1	32,757	—	—	32,758

Balance at March 31, 2025	16,716,809	$1,804	$62,222,182	$(8,537,787)	$(133)	$53,686,066

Net income	—	—	—	2,081,629	—	2,081,629

Dividends on common stock ($0.03 per share on 16,718,515 shares)	—	—	—	(501,555)	—	(501,555)

Vested restricted stock award	1,706	2	26,128	—	—	26,130

Treasury stock purchased by company	(106,392)	—	(844,220)	—	(10)	(844,230)

Balance at June 30, 2025	16,612,123	$1,806	$61,404,090	$(6,957,713)	$(143)	$54,448,040

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

Industrial Construction primarily includes new construction and maintenance work in the following areas: electrical, mechanical, HVAC/R, controls, and fire protection services in automotive, chemical, power, and manufacturing facilities.

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

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto for the years ended September 30, 2025, and 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on December 15, 2025. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to the interim financial reporting rules and regulations of the SEC. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and nine months ended June 30, 2026 and 2025 are not necessarily indicative of the results to be expected for the full year or any other interim period.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Please refer to Note 2 “Summary of Significant Accounting Policies” of the consolidated financial statements in our Annual Report on Form 10-K for the year ended September 30, 2025, for a more detailed discussion of our significant accounting policies. There were no material changes to these significant accounting policies during the nine months ended June 30, 2026.

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

During July 2023, management received notification from the SBA that two additional forgiveness applications related to the PPP Loans were under review. As part of the review, the SBA requested information regarding the ability of the Company’s affiliates to meet SBA size standards and/or PPP corporate maximum limits. The requested information was subsequently provided to the SBA through the Lender. As of June 30, 2026, there have been no further requests or communications from the SBA relating to the PPP Loans.

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

Our contract liabilities consist of billings in excess of costs and estimated earnings. Billings in excess of costs and estimated earnings represent amounts billed to customers in advance of the Company’s performance, including advance payments negotiated as a contract condition. These amounts are generally recognized as revenue over the next twelve months as the related performance obligations are satisfied.

Provisions for expected losses are recognized in the consolidated statements of income at the individual performance obligation level in the period in which management determines that the estimated total costs to satisfy a performance obligation will exceed the estimated total revenue expected to be realized from that performance obligation.

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

Industrial Construction primarily includes new construction and maintenance work in the following areas: electrical, mechanical, HVAC/R, controls, and fire protection services in automotive, chemical, power, and manufacturing facilities.

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

The following tables show interim segment financial information for the three and nine months ended and at June 30, 2026:

	Underground
	Infrastructure	Industrial	Building
Three Months Ended June 30, 2026	Construction	Construction	Construction	Total
Revenues	$71,439,367	$44,677,594	$13,888,967	$130,005,928
Segment direct operating expenses (excluding depreciation)	61,342,374	38,654,003	12,442,374	112,438,751
Direct depreciation expense	2,579,382	670,570	—	3,249,952
Segment gross profit	7,517,611	5,353,021	1,446,593	14,317,225
Segment gross profit percentage	10.5%	12.0%	10.4%	11.0%
Selling, general, and administrative expenses	5,513,469	1,160,147	960,531	7,634,147
Indirect depreciation expense	—	—	112,640	112,640
Intangible asset amortization expenses	311,547	54,720	—	366,267
Segment indirect operating expenses	5,825,016	1,214,867	1,073,171	8,113,054
Segment income from operations	1,692,595	4,138,154	373,422	6,204,171
Segment operating margin percentage	2.4%	9.3%	2.7%	4.8%
Corporate and non-allocated costs				1,567,530
Corporate depreciation expense				4,721
Total consolidated income from operations				$4,631,920

	Underground
	Infrastructure	Industrial	Building
Nine Months Ended June 30, 2026	Construction	Construction	Construction	Total
Revenues	$186,885,975	$114,821,093	$35,584,502	$337,291,570
Segment direct operating expenses (excluding depreciation)	157,591,501	99,801,182	31,611,363	289,004,046
Direct depreciation expense	7,766,653	1,977,518	—	9,744,171
Segment gross profit	21,527,821	13,042,393	3,973,139	38,543,353
Segment gross profit percentage	11.5%	11.4%	11.2%	11.4%
Selling, general, and administrative expenses	15,449,819	3,295,886	3,062,012	21,807,717
Indirect depreciation expense	—	—	337,914	337,914
Intangible asset amortization expenses	898,002	164,160	—	1,062,162
Segment indirect operating expenses	16,347,821	3,460,046	3,399,926	23,207,793
Segment income from operations	$5,180,000	$9,582,347	$573,213	$15,335,560
Segment operating margin percentage	2.8%	8.3%	1.6%	4.5%
Corporate and non-allocated costs				4,722,470
Corporate depreciation expense				9,994
Total consolidated income from operations				$10,603,096

At June 30, 2026
	Underground
	Infrastructure	Industrial	Building
Property, plant and equipment, at cost, less accumulated depreciation	Construction	Construction	Construction	Total
Segments	$37,409,209	$14,321,956	$1,122,837	$52,854,002
Corporate	—	—	—	90,407
Total	$37,409,209	$14,321,956	$1,122,837	$52,944,409

The following tables show interim segment financial information for the three and nine months ended and at June 30, 2025:

	Underground
	Infrastructure	Industrial	Building
Three Months Ended June 30, 2025	Construction	Construction	Construction	Total
Revenues	$55,384,307	$35,044,725	$13,172,553	$103,601,585
Segment direct operating expenses (excluding depreciation)	45,879,667	31,393,379	11,310,572	88,583,618
Direct depreciation expense	2,410,049	625,320	—	3,035,369
Segment gross profit	7,094,591	3,026,026	1,861,981	11,982,598
Segment gross profit percentage	12.8%	8.6%	14.1%	11.6%
Selling, general, and administrative expenses	5,530,973	1,029,731	713,973	7,274,677
Indirect depreciation expense	—	—	90,429	90,429
Intangible asset amortization expenses	174,812	18,162	—	192,974
Segment indirect operating expenses	5,705,785	1,047,893	804,402	7,558,080
Segment income from operations	1,388,806	1,978,133	1,057,579	4,424,518
Segment operating margin percentage	2.5%	5.6%	8.0%	4.3%
Corporate and non-allocated costs				1,255,048
Corporate depreciation expense				1,417
Total consolidated income from operations				$3,168,053

	Underground
	Infrastructure	Industrial	Building
Nine Months Ended June 30, 2025	Construction	Construction	Construction	Total
Revenues	$140,748,952	$103,135,570	$37,042,328	$280,926,850
Segment direct operating expenses (excluding depreciation)	125,397,809	92,609,898	32,144,288	250,151,995
Direct depreciation expense	6,551,528	1,899,287	—	8,450,815
Segment gross profit	8,799,615	8,626,385	4,898,040	22,324,040
Segment gross profit percentage	6.3%	8.4%	13.2%	7.9%
Selling, general, and administrative expenses	15,070,458	2,993,889	2,291,594	20,355,941
Indirect depreciation expense	—	—	257,868	257,868
Intangible asset amortization expenses	441,097	18,162	—	459,259
Segment indirect operating expenses	15,511,555	3,012,051	2,549,462	21,073,068
Segment (loss) income from operations	(6,711,940)	5,614,334	2,348,578	1,250,972
Segment operating margin percentage	(4.8)%	5.4%	6.3%	0.4%
Corporate and non-allocated costs				4,524,423
Corporate depreciation expense				4,762
Total loss from operations				$(3,278,213)

At June 30, 2025
	Underground
	Infrastructure	Industrial	Building
Property, plant and equipment, at cost, less accumulated depreciation	Construction	Construction	Construction	Total
Segments	$39,016,246	$14,058,440	$976,689	$54,051,375
Corporate	—	—	—	39,276
Total	$39,016,246	$14,058,440	$976,689	$54,090,651

6.  DISAGGREGATION OF REVENUE

The Company disaggregates revenue based on the following lines of service: (1) Gas & Water Distribution, (2) Gas & Petroleum Transmission, and (3) Electrical, Mechanical, & General services and construction. Our contract types are: Lump Sum, Unit Price, Cost Plus and T&M. The following tables present our disaggregated revenue for the three and nine months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
			Electrical,
	Gas & Water	Gas & Petroleum	Mechanical, &	Total revenue
	Distribution	Transmission	General	from contracts
Lump sum contracts	$—	$—	$44,175,946	$44,175,946
Unit price contracts	37,435,062	21,230,426	1,276,792	59,942,280
Cost plus and T&M contracts	10,833,745	—	15,053,957	25,887,702
Total revenue from contracts	48,268,807	21,230,426	60,506,695	130,005,928

Earned over time	48,268,807	21,230,426	60,506,695	130,005,928
Earned at point in time	—	—	—	—
Total revenue from contracts	$48,268,807	$21,230,426	$60,506,695	$130,005,928

	Nine Months Ended June 30, 2026
			Electrical,
	Gas & Water	Gas & Petroleum	Mechanical, &	Total revenue
	Distribution	Transmission	General	from contracts
Lump sum contracts	$—	$—	$111,513,581	$111,513,581
Unit price contracts	88,784,350	56,379,242	3,014,955	148,178,547
Cost plus and T&M contracts	31,432,533	—	46,166,909	77,599,442
Total revenue from contracts	120,216,883	56,379,242	160,695,445	337,291,570

Earned over time	62,810,583	24,727,176	135,648,417	223,186,176
Earned at point in time	57,406,300	31,652,066	25,047,028	114,105,394
Total revenue from contracts	$120,216,883	$56,379,242	$160,695,445	$337,291,570

	Three Months Ended June 30, 2025
			Electrical,
	Gas & Water	Gas & Petroleum	Mechanical, &	Total revenue
	Distribution	Transmission	General	from contracts
Lump sum contracts	$—	$—	$34,447,972	$34,447,972
Unit price contracts	38,566,422	9,669,098	781,248	49,016,768
Cost plus and T&M contracts	—	5,656,852	14,479,993	20,136,845
Total revenue from contracts	38,566,422	15,325,950	49,709,213	103,601,585

Earned over time	38,566,422	15,325,950	49,709,213	103,601,585
Earned at point in time	—	—	—	—
Total revenue from contracts	$38,566,422	$15,325,950	$49,709,213	$103,601,585

	Nine Months Ended June 30, 2025
			Electrical,
	Gas &Water	Gas & Petroleum	Mechanical, &	Total revenue
	Distribution	Transmission	General	from contracts
Lump sum contracts	$—	$—	$106,377,171	$106,377,171
Unit price contracts	96,967,546	31,204,196	2,745,569	130,917,311
Cost plus and T&M contracts	—	5,973,029	37,659,339	43,632,368
Total revenue from contracts	96,967,546	37,177,225	146,782,079	280,926,850

Earned over time	76,527,417	36,861,048	124,203,026	237,591,491
Earned at point in time	20,440,129	316,177	22,579,053	43,335,359
Total revenue from contracts	$96,967,546	$37,177,225	$146,782,079	$280,926,850

The Company’s disaggregated revenue does vary slightly from the Company’s segment reporting due to combining the Industrial and Building Construction into Electrical, Mechanical, & General, and one legal entity in the Underground Infrastructure Construction segment that performs services other than underground construction that are included in Electrical, Mechanical, & General. The volume of these services is not material to the Company’s segment reporting.

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

During the three and nine months ended June 30, 2026, we recognized revenue of $1.8 million and $27.7 million, respectively, that was included in the contract liability balance at September 30, 2025.

Accounts receivable-trade, net of allowance for credit losses, contract assets and contract liabilities consisted of the following:

	June 30, 2026	September 30, 2025	Change
Accounts receivable-trade, net of allowance for credit losses	$64,607,349	$76,048,448	$(11,441,099)

Contract assets
Cost and estimated earnings in excess of billings	$43,901,138	$34,455,011	$9,446,127

Contract liabilities
Billings in excess of cost and estimated earnings	$27,166,506	$28,318,765	$(1,152,259)

8.  PERFORMANCE OBLIGATIONS

For the three and nine months ended June 30, 2026, there was no significant revenue recognized as a result of changes in contract transaction price related to performance obligations that were satisfied prior to September 30, 2025. Changes in contract transaction price can result from items such as executed or estimated change orders, and unresolved contract modifications and claims.

At June 30, 2026, the Company had approximately $216.6 million of transaction price allocated to remaining performance obligations associated with specifically identified projects under contract. Management expects approximately $200.0 million of this amount to be recognized as revenue over the next twelve months, with the remainder expected to be recognized thereafter.

The amount disclosed above excludes approximately $70.0 million of estimated recurring maintenance and blanket contract work expected to be performed over the next twelve months, including qualifying arrangements for which the Company recognizes revenue using the right to invoice practical expedient. These amounts are included in the Company’s backlog but are excluded from the disclosure of remaining performance obligations when the applicable practical expedient or other ASC 606 exclusion applies.

9.  UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts as of June 30, 2026 and September 30, 2025, are summarized as follows:

	June 30, 2026	September 30, 2025
Costs incurred on contracts in progress	$565,061,543	$471,208,654
Estimated earnings, net of estimated losses	99,663,389	71,159,322
	664,724,932	542,367,976
Less billings to date	647,990,300	536,231,730
	$16,734,632	$6,136,246

Costs and estimated earnings in excess of billed on uncompleted contracts	$43,901,138	$34,455,011

Less billings in excess of costs and estimated earnings on uncompleted contracts	27,166,506	28,318,765

	$16,734,632	$6,136,246

The Company’s unaudited backlog at June 30, 2026 and September 30, 2025 was $286.6 million and $259.7 million, respectively.

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

The carrying amount for borrowings under the Company’s revolving credit facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the Company’s long term fixed-rate debt was estimated using a discounted cash flow analysis and a yield rate that was estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $29.3 million at June 30, 2026 was $28.9 million. The fair value of the aggregate principal amount of the Company’s fixed-rate debt of $43.8 million at September 30, 2025 was $42.8 million.

All other current assets and liabilities are carried at net realizable value which approximates fair value because of their short duration to maturity.

11.  EARNINGS PER SHARE

The amounts used to compute the earnings per share for the three and nine months ended June 30, 2026 and 2025 are summarized below.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income (loss)	$3,286,659	$2,081,629	$6,207,688	$(3,863,056)

Weighted average shares outstanding-basic	18,622,477	16,625,761	17,614,419	16,644,028

Weighted average shares-diluted	18,659,624	16,666,135	17,653,687	16,644,028

Earnings (loss) per share available to common shareholders	$0.18	$0.13	$0.35	$(0.23)

Earnings (loss) per share-diluted available to common shareholders	$0.18	$0.12	$0.35	$(0.23)

12.  INCOME TAXES

The components of income taxes are as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Federal
Current	$207,911	$—	$250,542	$—
Deferred	656,032	89,756	1,585,909	(1,303,205)
Total	863,943	89,756	1,836,451	(1,303,205)

State
Current	178,476	58,613	303,690	147,788
Deferred	(297,378)	(10,382)	(64,755)	(457,301)
Total	(118,902)	48,231	238,935	(309,513)
Total income tax expense (benefit)	$745,041	$137,987	$2,075,386	$(1,612,718)

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

The effective income tax rate for the three months ended June 30, 2026 was 18.5%, as compared to 6.2%, for the same period in 2025. The effective income tax rate for the nine months ended June 30, 2026 was 25.1%, as compared to 29.5%, for the same period in 2025. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income and non-deductible expenses.

Major items that can affect the effective tax rate include amortization of goodwill and intangible assets and non-deductible amounts for per diem expenses.

The income tax effects of temporary differences giving rise to the deferred tax assets and liabilities are as follows:

	June 30, 2026	September 30, 2025
Deferred tax liabilities
Property and equipment	$10,231,370	$10,057,004
Other	1,413,889	1,483,362
Total deferred tax liabilities	$11,645,259	$11,540,366

Deferred income tax assets
Accruals & Other	$3,043,687	$3,215,102
Net operating loss carryforward-Federal	144,541	1,451,126
Net operating loss carryforward-States	470,665	824,539
Net operating loss valuation allowance-States	(288,314)	(703,928)
Total deferred tax assets	$3,370,579	$4,786,839

Total net deferred tax liabilities	$8,274,680	$6,753,527

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, which will result in taxable or deductible amounts in the future. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company had $688,000 and $6.9 million of federal net operating loss carryforwards at June 30, 2026 and September 30, 2025, respectively. The Company had $31.9 million and $41.9 million of state net operating loss carryforwards at June 30, 2026 and September 30, 2025, respectively. The state net operating loss carryforwards begin to expire in 2026.

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

13.  SHORT-TERM AND LONG-TERM DEBT

Revolving Credit Facility

Effective June 28, 2026, the Company renewed its $30.0 million revolving line of credit with United Bank, which matures on June 28, 2028. Borrowings under the revolving line of credit bear interest at the one – month Term SOFR plus the applicable margin, as defined in the credit agreement.

Availability under the revolving line of credit is subject to a borrowing base calculation, as summarized below:

	June 30, 2026	September 30, 2025
Eligible borrowing base	$21,942,645	$27,657,997

Borrowings on line of credit	12,250,000	24,750,000

Line of credit balance available	$9,692,645	$2,907,997

Interest rate	6.75%	7.50%

The Company’s outstanding borrowings under the revolving line of credit of $12.3 million and $24.8 million at June 30, 2026 and September 30, 2025, respectively, are classified as long-term debt based on the June 28, 2028 contractual maturity date.

The credit agreement contains financial covenants requiring the Company to maintain a minimum Fixed Charge Coverage Ratio of 1.25 to 1.00 and a maximum Senior Funded Debt to EBITDA ratio of 2.75 to 1.00. These financial covenants are tested quarterly in accordance with the terms of the credit agreement. The lender has agreed to exclude the effects of the Company’s PPP loan accounting restatement from covenant compliance calculations while the final determination regarding PPP loan forgiveness remains pending.

The Company was in compliance with all financial covenants as of June 30, 2026 and expects to remain in compliance with its financial covenants for at least the next twelve months.

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

During July 2023, management received notification from the SBA that two additional forgiveness applications related to the PPP Loans were under review. As part of the review, the SBA requested information regarding the ability of the Company’s affiliates to meet SBA size standards and/or PPP corporate maximum limits. The requested information was subsequently provided to the SBA through the Lender. As of June 30, 2026, there have been no further requests or communications from the SBA relating to the PPP Loans.

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

A summary of short-term and long-term debt as of June 30, 2026 and September 30, 2025 is as follows:

	June 30, 2026	September 30, 2025
Line of credit payable to bank, monthly interest at 6.75%, final payment due by June 28, 2028, guaranteed by certain directors of the Company.	$12,250,000	$24,750,000

Equipment line of credit with a total of $9.3 million with payments of $202,809 due in monthly installments, including fixed interest at 7.25% and final payment due February 2028, secured by equipment, guaranteed by certain directors of the Company.	4,337,945	5,878,041

Paycheck Protection Program loans from Small Business Administration, 1.0% simple interest, initially forgiven in the fiscal year ended September 30, 2021. Final forgiveness decision has not been determined.	10,475,870	10,401,366

Term note payable to United Bank, WV Pipeline acquisition, due in monthly installments of $64,853, including fixed interest at 4.25%, final payment due by March 25, 2026, secured by receivables and equipment, guaranteed by certain directors of the Company.	—	390,328

Notes payable to finance companies, due in monthly installments totaling $350,000 at June 30, 2026 and $244,000 at September 30, 2025, including interest ranging from 0.00% to 6.0%, final payments due July 2026 through February 2030, secured by equipment.	5,505,815	5,415,401

Notes payable to United Bank, Tribute acquisition finance, due in monthly installments totaling $272,016, including fixed interest at 6.9%, final payment due December 2030 secured by receivables and equipment, guaranteed by certain directors of the Company.	7,560,657	14,164,413

Notes payable to bank, due in monthly installments totaling $7,848, including interest at 4.82%, final payment due November 2034 secured by building and property.	668,343	710,466

Notes payable to bank, due in monthly installments totaling $59,932, including fixed interest at 6.0%, final payment due October 2027 secured by receivables and equipment, guaranteed by certain directors of the Company.	—	1,411,890

Equipment line of credit with a total of $5.0 million borrowings available, including fixed interest at 8.5% for purchases made in the first twelve months. After twelve months the borrowings will be converted to a forty-eight month term note agreement with a fixed interest rate equal to the “U.S. Treasury Rate” plus 2.75% per annum. Final payment due August 2029. The agreement is guaranteed by certain directors of the Company.	4,065,877	4,910,097

Unsecured notes payable to Joe and Cathy Rigney, five-year agreement for monthly fixed interest at 5.0% of sellers’ notes, with $500,000 due September 30, 2030. $462,950 fair value at September 30, 2025.	466,850	461,000

Notes payable to David Bolton and Daniel Bolton, due in annual installments totaling $500,000, including interest at 3.25%, final payment due December 31, 2025, unsecured.	—	500,000

Note payable to United Bank, Tri-State Paving acquisition, due in monthly installments of $129,910, including fixed interest at 4.50%, final payment due by June 1, 2027, secured by receivables and equipment, guaranteed by certain directors of the Company.	—	2,961,211

Notes payable to Corns Enterprises, $1,000,000 with fair value of $936,000, due in annual installments totaling $250,000, including interest at 3.50%, final payment due April 29, 2026, unsecured.	—	250,000

Total debt	$45,331,357	$72,204,213

Less current maturities	19,505,638	21,948,182

Total long term debt	$25,825,719	$50,256,031

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

15.  GOODWILL AND INTANGIBLE ASSETS

The Company follows the guidance of ASC Topic 350, Intangibles-Goodwill and Other, which requires a company to record an impairment charge based on the excess of a reporting unit’s carrying amount of goodwill over its fair value. Under the current guidance, companies can first choose to assess any impairment based on qualitative factors (Step 0). If a company fails this test or decides to bypass this step, it must proceed with a quantitative assessment of goodwill impairment. The Company did not have a goodwill impairment at June 30, 2026 or September 30, 2025.

A table of the Company’s goodwill as of June 30, 2026 and September 30, 2025 is below:

	June 30, 2026	September 30, 2025
Beginning balance	$9,865,804	$4,087,554
Acquired	—	5,778,250
Ending balance	$9,865,804	$9,865,804

A table of the Company’s intangible assets subject to amortization at June 30, 2026 and September 30, 2025 is below:

			Accumulated	Accumulated	Amortization	Amortization	Amortization	Amortization
	Remaining Life		Amortization and	Amortization and	and Impairment	and Impairment	and Impairment	and Impairment
	(in months) at		Impairment at	Impairment at	Three Months	Three Months	Nine Months	Nine Months	Net Book Value	Net Book Value
	June 30,		June 30,	September 30,	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,	at June 30,	at September 30,
	2026	Original Cost	2026	2025	2026	2025	2026	2025	2026	2025
Intangible assets:
West Virginia Pipeline:
Customer relationships	54	$2,209,724	1,215,345	$1,049,610	55,245	55,245	165,735	165,735	$994,379	$1,160,114
Tradename	54	263,584	144,979	125,215	6,588	6,588	19,764	19,764	118,605	138,369
Non-competes	—	83,203	83,203	83,203	—	—	—	—	—	—

Heritage Painting
Customer relationships	36	121,100	48,432	30,270	6,054	6,054	18,162	18,162	72,668	90,830

Tri-State Paving:
Customer relationships	70	1,649,159	673,407	563,463	27,486	41,229	109,944	123,687	975,752	1,085,696
Tradename	70	203,213	82,979	69,431	3,387	5,081	13,548	15,241	120,234	133,782
Non-competes	—	39,960	39,960	39,960	—	—	—	—	—	—

Tribute Contracting & Consultants
Non-compete 1	101	520,000	82,367	43,333	13,036	13,472	39,034	31,434	437,633	476,667
Non-compete 2	77	10,000	1,992	1,042	326	259	950	605	8,008	8,958
Tradename	41	80,000	25,347	13,333	4,016	2,073	12,014	4,836	54,653	66,667
Backlog	5	1,320,000	1,044,932	550,000	164,932	34,198	494,932	79,795	275,068	770,000

Rigney Digital Systems
Tradename	123	657,100	44,802	—	14,934	—	44,802	—	612,298	657,100
Backlog	15	260,600	97,722	—	32,574	—	97,722	—	162,878	260,600
Non-compete	111	46,300	3,474	—	1,158	—	3,474	—	42,826	46,300

Total intangible assets		$7,463,943	$3,588,941	$2,568,860	$329,736	$164,199	$1,020,081	$459,259	$3,875,002	$4,895,083

Amortization expense associated with the identifiable intangible assets is expected to be as follows:

July 2026 to June 2027	$998,416
July 2027 to June 2028	625,610
July 2028 to June 2029	593,024
July 2029 to June 2030	559,481
July 2030 to June 2031	429,200
After	669,271
Total	$3,875,002

The weighted-average amortization period by major intangible asset class and in total are as follows:

Intangible asset class	Remaining Years
Customer relationships	5.1
Tradename	8.5
Non-competes	8.5
Backlog	0.7
All intangible assets	5.8

16.  LEASE OBLIGATIONS

The Company leases office space for SQP at a rate of $1,500 per month. The lease, originally executed on March 25, 2021, has a two-year base term with five one-year renewal options available following expiration of the base term. As of June 30, 2026, the Company has committed to a one-year renewal period and is evaluating the exercise of additional renewal options.

The Company has two right-of-use operating leases acquired on April 29, 2022, as part of the Tri-State Paving, LLC acquisition. The first lease, for the Hurricane, West Virginia facility, had a net present value of $236,000 at inception and a carrying value of $0 at June 30, 2026. The lease bears interest at 4.5%, based on the Company’s incremental borrowing rate at inception. The Company executed an amendment to extend the lease for one additional year following the expiration of the original term. As of June 30, 2026, the Company has committed to one renewal period and is evaluating additional renewals.

The second lease, for the Chattanooga, Tennessee facility, had a net present value of $144,000 at inception and expired on August 31, 2024. The lease was renewed for a two - year term with a net present value of $140,000 and had a carrying value of $11,000 at June 30, 2026. The lease bears interest at 8.5%, based on the Company’s incremental borrowing rate at inception.

The Company has a right-of-use operating lease with Enterprise Fleet Management. The master lease covered 102 vehicles and had a carrying value of $2.2 million at June 30, 2026. Each vehicle under the master lease arrangement carries its own implicit rate.

The Company has a five - year right-of-use operating lease renewed in April 2026 for the Winchester, Kentucky facility. The lease had a net present value of $481,000 at inception and a carrying value of $461,000 at June 30, 2026. The lease bears interest at 6.75%, based on the Company’s incremental borrowing rate at inception. The lease was renewed for a three-year term and has two one – year renewal options that the Company expects to exercise.

The Company has a right-of-use operating lease acquired on December 1, 2025 for the Columbus, Ohio facility. The lease had a net present value of $255,000 at inception and a carrying value of $212,000 at June 30, 2026. The lease bears interest at 6.75%, based on the Company’s incremental borrowing rate at inception.

The Company has a right-of-use operating lease acquired on January 1, 2026 for the Oklahoma City, Oklahoma facility. The lease had a net present value of $208,000 at inception and a carrying value of $177,000 at June 30, 2026. The lease bears interest at 6.75%, based on the Company’s incremental borrowing rate at inception.

The Company has a right-of-use operating lease acquired on January 1, 2026 for the Louisville, Kentucky facility. The lease had a net present value of $128,000 at inception and a carrying value of $118,000 at June 30, 2026. The lease bears interest at 6.75%, based on the Company’s incremental borrowing rate at inception. Lease payments did not commence until April 1, 2026.

The Company has a right-of-use operating lease acquired on May 1, 2026 for a facility in Buena Vista, Virginia. The lease had a net present value of $224,000 at inception and a carrying value of $206,000 at June 30, 2026. The lease bears interest at 6.75%, based on the Company’s incremental borrowing rate at inception.

Schedules related to the Company’s operating leases for the three and nine months ended June 30, 2026 and 2025 and at June 30, 2026 can be found below:

Operating Lease-Weighted Average Remaining Term

		Remaining
	Years left	liability		Lease end	Fiscal year end
Operating lease 1	0.0	$—		3/31/2025	2025
Operating lease 2	0.2	11,406		8/31/2026	2026
Operating lease 3	4.0	2,193,589		6/30/2030	2030
Operating lease 4	4.8	461,163		3/31/2031	2031
Operating lease 5	2.4	211,992		11/30/2028	2029
Operating lease 6	2.5	177,103		12/31/2028	2029
Operating lease 7	2.5	117,783		12/31/2028	2029
Operating lease 8	1.8	206,387		4/30/2028	2028
		$3,379,423

Weighted average remaining term		3.2	years

Operating Lease Maturity Schedule

July 2026 to June 2027	$1,728,094
July 2027 to June 2028	1,087,802
July 2028 to June 2029	685,580
July 2029 to June 2030	402,647
July 2030 to June 2031	101,361
4,005,484
Less amounts representing interest	(626,061)
Present value of operating lease liabilities	$3,379,423

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
Operating Lease Expense	2026	2025	2026	2025
Amortization
Operating lease 1	$—	$6,885	$—	$45,833
Operating lease 2	5,583	6,605	38,731	41,399
Operating lease 3	273,091	234,661	750,293	645,397
Operating lease 4	19,779	39,362	64,246	88,831
Operating lease 5	21,093	—	42,564	—
Operating lease 6	12,171	—	30,698	—
Operating lease 7	10,472	—	10,472	—
Operating lease 8	17,530	—	17,530	—
Total amortization	$359,719	$287,513	$954,534	$821,460

Interest
Operating lease 1	$—	$—	$—	$545
Operating lease 2	358	1,842	2,127	6,648
Operating lease 3	37,285	56,336	117,254	174,845
Operating lease 4	7,851	950	8,865	5,391
Operating lease 5	5,861	—	9,190	—
Operating lease 6	1,089	—	6,502	—
Operating lease 7	2,105	—	2,105	—
Operating lease 8	2,470	—	2,470	—
Total interest	$57,019	$59,128	$148,513	$187,429
Total amortization and interest	$416,738	$346,641	$1,103,047	$1,008,889

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
Cash Paid for Operating Leases	2026	2025	2026	2025
Operating lease 1	$—	$6,885	$—	$46,378
Operating lease 2	5,941	8,447	40,858	48,047
Operating lease 3	310,376	290,997	867,547	820,242
Operating lease 4	27,630	40,312	73,111	94,222
Operating lease 5	26,954	—	51,754	—
Operating lease 6	13,260	—	37,200	—
Operating lease 7	12,577	—	12,577	—
Operating lease 8	20,000	—	20,000	—
	$416,738	$346,641	$1,103,047	$1,008,889

The Company rents equipment for use on construction projects with rental agreements week to week or month to month. Rental expense can vary by fiscal year due to equipment requirements on construction projects and the availability of Company owned equipment. Rental expenses, which is included in cost of revenue on the consolidated statements of income, were $8.3 million and $4.8 million for the three months ended June 30, 2026, and 2025, respectively, and $20.1 million and $13.8 million for the nine months ended June 30, 2026 and 2025, respectively.

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

For the three and nine months ended June 30, 2026, the Company granted 0 and 19,594 shares, respectively, related to restricted stock awards. The Company granted 0 and 3,970 shares, respectively, related to restricted stock awards for the three and nine months ended June 30, 2025.

The table below represents all unvested restricted stock awards at June 30, 2026:

					Vesting (1/3 Annual)		at June 30, 2026
	Grant Date	Shares Granted	Grant Price	Grant Value	Beginning	Ending	Unvested Shares	Unvested Value
Award 1	2/15/2023	40,000	$2.65	$106,000	2/15/2024	2/15/2026	—	$—
Award 2	1/17/2024	3,663	5.46	20,000	1/17/2025	1/17/2027	1,221	6,667
Award 3	6/20/2024	6,684	7.48	50,000	6/20/2025	6/20/2027	2,228	16,667
Award 4	8/21/2024	10,153	9.85	100,007	8/21/2025	8/21/2027	6,768	66,665
Award 5	8/21/2024	4,061	9.85	40,001	8/21/2025	8/21/2027	2,707	26,664
Award 6	1/15/2025	1,985	12.60	25,011	1/15/2026	1/15/2028	1,323	16,670
Award 7	1/15/2025	1,985	12.60	25,011	1/15/2026	1/15/2028	1,323	16,670
Award 8	11/18/2025	5,291	9.45	50,000	11/18/2026	11/18/2028	5,291	50,000
Award 9	12/17/2025	2,980	8.39	25,002	12/17/2026	12/17/2028	2,980	25,002
Award 10	12/17/2025	2,980	8.39	25,002	12/17/2026	12/17/2028	2,980	25,002
Award 11	1/21/2026	2,781	8.99	25,001	1/21/2027	1/21/2029	2,781	25,001
Award 12	1/21/2026	2,781	8.99	25,001	1/21/2027	1/21/2029	2,781	25,001
Award 13	1/21/2026	2,781	8.99	25,001	1/21/2027	1/21/2029	2,781	25,001
		88,125		$541,037			35,164	$325,010

Weighted average grant-date fair value			$6.14

The table below represents all restricted stock awards to Named Executive Officers as of June 30, 2026:

					Vesting (1/3 Annual)		at June 30, 2026
	Grant Date	Shares Granted	Grant Price	Grant Value	Beginning	Ending	Unvested Shares	Unvested Value
Douglas Reynolds	2/15/2023	40,000	$2.65	$106,000	2/15/2024	2/15/2026	—	$—
Charles Crimmel	1/17/2024	3,663	5.46	20,000	1/17/2025	1/17/2027	1,221	6,667
Douglas Reynolds	8/21/2024	4,061	9.85	40,001	8/21/2025	8/21/2027	2,707	26,664
Charles Crimmel	1/15/2025	1,985	12.60	25,011	1/15/2026	1/15/2028	1,323	16,670
Charles Crimmel	1/21/2026	2,781	8.99	25,001	1/21/2027	1/21/2029	2,781	25,001
		52,490		$216,013			8,032	75,002

Weighted average grant-date fair value			$4.12

The table below represents the total unvested restricted stock awards and grant amounts that will vest in future periods at June 30, 2026:

	Grant Vesting	Grant Amount
July 2026-June 2027	16,044	$145,037
July 2027-June 2028	12,590	121,652
July 2028-June 2029	6,530	58,321
	35,164	$325,010

The table below represents the total unrecognized compensation expense for unvested restricted stock awards to be expensed in future periods at June 30, 2026:

July 2026-June 2027	$141,498
July 2027-June 2028	73,861
July 2028-June 2029	27,431
$242,790

18. EQUITY OFFERING

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

19.  SUBSEQUENT EVENTS

On July 15, 2026, the Company paid a quarterly dividend of $0.04 per common share to shareholders of record as of June 30, 2026.

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

The Company had consolidated operating revenues of $130.0 million for the three months ended June 30, 2026, of which 46.6% was attributable to electrical, mechanical, and general contract services, 16.3% to gas and petroleum transmission projects, and 37.1% to gas & water distributions services. The Company had consolidated operating revenues of $103.6 million for the three months ended June 30, 2025, of which 48.0% was attributable to electrical, mechanical, and general contract services, 14.8% to gas and petroleum transmission projects, and 37.2% to gas & water distributions services.

The Company had consolidated operating revenues of $337.3 million for the nine months ended June 30, 2026, of which 47.7% was attributable to electrical, mechanical, and general contract services, 16.7% to gas and petroleum transmission projects, and 35.6% to gas & water distributions services. The Company had consolidated operating revenues of $280.9 million for the nine months ended June 30, 2025, of which 52.3% was attributable to electrical, mechanical, and general contract services, 13.2% to gas and petroleum transmission projects, and 34.5% to gas & water distributions services.

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

Three and nine months ended June 30, 2026 and 2025 Overview

The following is an overview of results from operations for the three and nine months ended June 30, 2026 and 2025:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Revenue	$130,005,928	$103,601,585	$337,291,570	$280,926,850

Cost of revenue	115,688,703	91,618,987	298,748,217	258,602,810

Gross profit	14,317,225	11,982,598	38,543,353	22,324,040

Selling and administrative expenses	9,685,305	8,814,545	27,940,257	25,602,253
Income (loss) from operations	4,631,920	3,168,053	10,603,096	(3,278,213)

Other nonoperating expense	(118,403)	(38,529)	(315,268)	(107,407)
Interest expense	(486,914)	(781,198)	(2,098,600)	(2,140,686)
Gain on sale of equipment	5,097	(128,710)	93,846	50,532
	(600,220)	(948,437)	(2,320,022)	(2,197,561)

Income (loss) before income taxes	4,031,700	2,219,616	8,283,074	(5,475,774)

Income tax expense (benefit)	745,041	137,987	2,075,386	(1,612,718)

Net (loss) income	$3,286,659	$2,081,629	$6,207,688	$(3,863,056)

Weighted average shares outstanding-basic	18,622,477	16,625,761	17,614,419	16,644,028

Weighted average shares-diluted	18,659,624	16,666,135	17,653,687	16,644,028

Earnings (loss) per share available to common shareholders	$0.18	$0.13	$0.35	$(0.23)

Earnings (loss) per share-diluted available to common shareholders	$0.18	$0.12	$0.35	$(0.23)

Results of Operations for the Three and Nine months ended June 30, 2026 Compared to the Three and Nine months ended June 30, 2025

Revenues. The following table compares the Company’s revenues for the three and nine months ended June 30, 2026 to the corresponding periods in 2025:

	Three Months Ended
	June 30, 2026	% of total	June 30, 2025	% of total	Change	% Change
Gas & Water Distribution	$48,268,807	37.1%	$38,566,422	37.2%	9,702,385	25.2%
Gas & Petroleum Transmission	21,230,426	16.3%	15,325,950	14.8%	5,904,476	38.5%
Electrical, Mechanical, & General	60,506,695	46.6%	49,709,213	48.0%	10,797,482	21.7%
Total	$130,005,928	100.0%	$103,601,585	100.0%	26,404,343	25.5%

	Nine Months Ended
	June 30, 2026	% of total	June 30, 2025	% of total	Change	% Change
Gas & Water Distribution	$120,216,883	35.6%	$96,967,546	34.5%	$23,249,337	24.0%
Gas & Petroleum Transmission	56,379,242	16.7%	37,177,225	13.2%	19,202,017	51.6%
Electrical, Mechanical, & General	160,695,445	47.7%	146,782,079	52.3%	13,913,366	9.5%
Total	$337,291,570	100.0%	$280,926,850	100.0%	$56,364,720	20.1%

Total revenues increased by $26.4 million to $130.0 million for the three months ended June 30, 2026, compared to $103.6 million for the three months ended June 30, 2025. For the nine months ended June 30, 2026, total revenues increased by $56.4 million to $337.3 million, compared to $280.9 million for the same period in 2025. These increases primarily reflected higher activity levels across each of the Company’s principal business lines during the three- and nine-month periods ended June 30, 2026.

Gas & Water Distribution revenues were $48.3 million for the three months ended June 30, 2026, an increase of $9.7 million from $38.6 million for the three months ended June 30, 2025. For the nine months ended June 30, 2026, revenues were $120.2 million, an increase of $23.2 million from $97.0 million for the same period in 2025. These increases were primarily due to increased water distribution construction activity during the 2026 periods.

Gas & Petroleum Transmission revenues were $21.2 million for the three months ended June 30, 2026, an increase of $5.9 million from $15.3 million for the three months ended June 30, 2025. For the nine months ended June 30, 2026, revenues were $56.4 million, an increase of $19.2 million from $37.2 million for the same period in 2025. These increases were primarily due to transmission projects awarded during the first quarter of fiscal 2026 and more favorable project timing, as most transmission work in fiscal 2025 commenced during the third fiscal quarter.

Electrical, Mechanical, & General Construction Services revenues were $60.5 million for the three months ended June 30, 2026, an increase of $10.8 million from $49.7 million for the three months ended June 30, 2025. For the nine months ended June 30, 2026, revenues were $160.7 million, an increase of $13.9 million from $146.8 million for the same period in 2025. These increases were primarily due to increased electrical construction activity during the 2026 periods.

Cost of Revenues. The following table compares the Company’s cost of revenues for the three and nine months ended June 30, 2026 to the corresponding periods in 2025:

	Three Months Ended
	June 30, 2026		June 30, 2025	% of total	Change	% Change
Gas & Water Distribution	$40,198,436	34.7%	$31,887,569	34.8%	$8,310,867	26.1%
Gas & Petroleum Transmission	21,247,215	18.4%	14,202,197	15.5%	7,045,018	49.6%
Electrical, Mechanical, & General	53,363,874	46.1%	44,434,633	48.5%	8,929,241	20.1%
Unallocated Shop Expenses	879,178	0.8%	1,094,588	1.2%	(215,410)	(19.7)%
Total	$115,688,703	100.0%	$91,618,987	100.0%	$24,069,716	26.3%

	Nine Months Ended
	June 30, 2026		June 30, 2025	% of total	Change	% Change
Gas & Water Distribution	$103,262,675	34.6%	$86,036,289	33.3%	$17,226,386	20.0%
Gas & Petroleum Transmission	50,036,289	16.7%	36,324,749	14.0%	13,711,540	37.7%
Electrical, Mechanical, & General	141,531,684	47.4%	132,914,207	51.4%	8,617,477	6.5%
Unallocated Shop Expenses	3,917,569	1.3%	3,327,565	1.3%	590,004	17.7%
Total	$298,748,217	100.0%	$258,602,810	100.0%	$40,145,407	15.5%

Total cost of revenues increased by $24.1 million to $115.7 million for the three months ended June 30, 2026, compared to $91.6 million for the three months ended June 30, 2025. For the nine months ended June 30, 2026, total cost of revenues increased by $40.1 million to $298.7 million, compared to $258.6 million for the same period in 2025. These increases primarily reflected higher activity levels across each of the Company’s principal business lines during the three- and nine-month periods ended June 30, 2026.

Gas & Water Distribution cost of revenues was $40.2 million for the three months ended June 30, 2026, an increase of $8.3 million from $31.9 million for the prior-year period. For the nine months ended June 30, 2026, cost of revenues was $103.3 million, an increase of $17.2 million from $86.0 million for the same period in 2025. These increases were primarily due to increased water distribution construction activity during the 2026 periods.

Gas & Petroleum Transmission cost of revenues was $21.2 million for the three months ended June 30, 2026, an increase of $7.0 million from $14.2 million for the prior-year period. For the nine months ended June 30, 2026, cost of revenues was $50.0 million, an increase of $13.7 million from $36.3 million for the same period in 2025. These increases were primarily due to higher construction activity on projects awarded during the first quarter of fiscal 2026, together with more favorable project timing, as most transmission work in fiscal 2025 commenced during the third fiscal quarter.

Electrical, Mechanical, & General Construction Services cost of revenues was $53.4 million for the three months ended June 30, 2026, an increase of $8.9 million from $44.4 million for the prior-year period. For the nine months ended June 30, 2026, cost of revenues was $141.5 million, an increase of $8.6 million from $132.9 million for the same period in 2025. These increases were primarily due to increased electrical construction activity during the 2026 periods.

Unallocated shop expenses were $879,000 for the three months ended June 30, 2026, a decrease of $215,000 from $1.1 million for the prior-year period. For the nine months ended June 30, 2026, unallocated shop expenses were $3.9 million, an increase of $590,000 from $3.3 million for the same period in 2025. The decrease for the three months ended June 30, 2026 as compared to the same period in 2025 was primarily due to increased internal equipment charges to projects. The increase for the nine months ended June 30, 2026 as compared to the same period in 2025 was primarily due to higher depreciation, insurance, and equipment repair costs, without a corresponding increase in internal equipment charges to projects.

Gross Profit (Loss). The following table compares the Company’s gross profit for the three and nine months ended June 30, 2026 to the corresponding periods in 2025:

	Three Months Ended
	June 30, 2026	% of revenue	June 30, 2025	% of revenue	Change	Pct.
Gas & Water Distribution	$8,070,371	16.72%	$6,678,853	17.32%	$1,391,518	20.8%
Gas & Petroleum Transmission	(16,789)	(0.08)%	1,123,753	7.33%	(1,140,540)	(101.5)%
Electrical, Mechanical, & General	7,142,821	11.81%	5,274,580	10.61%	1,868,239	35.4%
Unallocated Shop Expense	(879,178)		(1,094,588)		215,410	(19.7)%
Total	$14,317,225	11.0%	$11,982,598	11.6%	$2,334,627	19.5%

	Nine Months Ended
	June 30, 2026	% of revenue	June 30, 2025	% of revenue	Change	% Change
Gas & Water Distribution	$16,954,208	14.10%	$10,931,257	11.27%	$6,022,951	55.1%
Gas & Petroleum Transmission	6,342,953	11.25%	852,476	2.29%	5,490,477	644.1%
Electrical, Mechanical, & General	19,163,761	11.93%	13,867,872	9.45%	5,295,889	38.2%
Unallocated Shop Expense	(3,917,569)		(3,327,565)		(590,004)	17.7%
Total	$38,543,353	11.4%	$22,324,040	7.9%	$16,219,313	72.7%

Total gross profit increased by $2.3 million to $14.3 million for the three months ended June 30, 2026, compared to $12.0 million for the three months ended June 30, 2025. For the nine months ended June 30, 2026, total gross profit increased by $16.2 million to $38.5 million, compared to $22.3 million for the same period in 2025. These increases in gross profit were primarily driven by higher activity levels and generally improved project execution across the Company’s principal business lines during the three- and nine-month periods ended June 30, 2026. The increase in gross profit for the three-month period was partially offset by lower margins on a large project within the Gas & Petroleum Transmission business line.

Gas & Water Distribution gross profit was $8.1 million for the three months ended June 30, 2026, an increase of $1.4 million from $6.7 million for the prior-year period. The increase in gross profit for the three-month period primarily reflected higher water distribution construction activity but was partially offset by a slight decline in project profitability. For the nine months ended June 30, 2026, gross profit was $17.0 million, an increase of $6.0 million from $10.9 million for the same period in 2025. The increase in gross profit for the nine-month period primarily reflected higher water distribution construction activity and improved project profitability.

Gas & Petroleum Transmission gross profit was a gross loss of $17,000 for the three months ended June 30, 2026, compared to gross profit of $1.1 million for the prior-year period. The decline in gross profit for the three-month period primarily reflected lower margins on one large transmission project, partially offset by increased construction activity on transmission projects awarded during the first and second quarters of fiscal 2026. For the nine months ended June 30, 2026, gross profit was $6.3 million, an increase of $5.5 million from $852,000 for the same period in 2025. The increase in gross profit for the nine-month period primarily reflected higher construction activity on transmission projects awarded during the first and second quarters of fiscal 2026, together with improved project execution and profitability.

Electrical, Mechanical, & General Construction Services gross profit was $7.1 million for the three months ended June 30, 2026, an increase of $1.9 million from $5.3 million for the prior-year period. The increase in gross profit for the three-month period primarily reflected improved project margins and favorable project execution despite relatively consistent levels of construction activity. For the nine months ended June 30, 2026, gross profit was $19.2 million, an increase of $5.3 million from $13.9 million for the same period in 2025. The increase in gross profit for the nine-month period primarily reflected improved project margins, favorable project execution, and a more profitable mix of work performed during fiscal 2026.

Unallocated shop gross loss was $879,000 for the three months ended June 30, 2026, compared to $1.1 million for the prior-year period. The improvement in gross loss for the three-month period was primarily due to increased internal equipment charges allocated to projects, which more than offset higher depreciation, insurance, and equipment repair costs. For the nine months ended June 30, 2026, unallocated shop gross loss was $3.9 million, compared to $3.3 million for the same period in 2025. The increase in gross loss for the nine-month period primarily reflected higher depreciation, insurance, and equipment repair costs, which were only partially offset by internal equipment charges allocated to projects.

Selling and administrative expenses. Total selling and administrative expenses increased by $875,000 to $9.7 million for the three months ended June 30, 2026, compared to $8.8 million for the same period in 2025. For the nine months ended June 30, 2026, total selling and administrative expenses increased by $2.3 million to $27.9 million, compared to $25.6 million for the same period in 2025. These increases were primarily attributable to higher labor and related burden costs associated with the Company’s growth. Selling and administrative expenses increased at a slower rate than revenues during both periods, reflecting improved operating leverage as the Company expanded its operations.

Other non-operating expense. Other non-operating expenses were $118,000 for the three months ended June 30, 2026, compared to $39,000 for the same period in 2025. For the nine months ended June 30, 2026, other non-operating expenses were $315,000, compared to $107,000 for the same period in 2025. The increases primarily reflected amortization of intangible assets associated with the acquisition completed on September 30, 2025.

Interest expense. Interest expense was $487,000 for the three months ended June 30, 2026, a decrease of $294,000 from $781,000 for the same period in 2025. For the nine months ended June 30, 2026, interest expense was $2.1 million, a decrease of $42,000 from $2.1 million for the same period in 2025. These decreases primarily reflected lower average borrowings under the Company’s line of credit and the repayment of other long-term debt using proceeds from the February 2026 equity offering.

Gain (loss) on sale of equipment. Gain on sale of equipment was $5,000 for the three months ended June 30, 2026, compared to a loss of $129,000 for the same period in the prior year. For the nine months ended June 30, 2026, gain on sale of equipment was $94,000, an increase of $43,000 from $51,000 for the same period in the prior year. The Company periodically sells underutilized or non-operating equipment as part of its asset management practices. Accordingly, gains and losses on such sales may fluctuate from period to period based on the timing of equipment dispositions and the carrying value of the assets sold.

Income (loss) before income taxes. Income before income taxes was $4.0 million for the three months ended June 30, 2026, compared to $2.2 million for the same period in the prior year. For the nine months ended June 30, 2026, income before income taxes was $8.3 million, compared to a loss before income taxes of $5.5 million for the same period in the prior year. These improvements primarily reflected higher revenues, improved project profitability, and lower interest expense during the 2026 periods.

Income tax expense (benefit). Income tax expense was $745,000 for the three months ended June 30, 2026, compared to $138,000 for the same period in the prior year. For the nine months ended June 30, 2026, income tax expense was $2.1 million, compared to an income tax benefit of $1.6 million for the same period in the prior year. The increase in income tax expense primarily reflected higher pre-tax income during the 2026 periods. Income tax expense (benefit) represents management’s estimate based on the Company’s projected annual effective income tax rate and may vary from period to period due to changes in pre-tax income, permanent differences, discrete tax items, and other factors affecting the annual effective tax rate.

Net income (loss). Net income was $3.3 million for the three months ended June 30, 2026, compared to $2.1 million for the same period in the prior year. For the nine months ended June 30, 2026, net income was $6.2 million, compared to a net loss of $3.9 million for the same period in the prior year. The improvements in net income primarily reflected higher revenues, improved gross profit, and lower interest expense during the 2026 periods.

Segment Results

The following table sets forth segment revenues, segment income (loss) from operations and operating margins for the periods indicated, as well as the dollar and percentage change from the prior period:

Three Months Ended June 30, 2026

	Underground
	Infrastructure	Industrial	Building
	Construction	Construction	Construction	Total

Revenues	$71,439,367	$44,677,594	$13,888,967	$130,005,928

Segment direct operating expenses (excluding depreciation)	61,342,374	38,654,003	12,442,374	112,438,751
Direct depreciation expense	2,579,382	670,570	—	3,249,952
Segment gross profit	7,517,611	5,353,021	1,446,593	14,317,225
Segment gross profit percentage	10.5%	12.0%	10.4%	11.0%
Selling, general, and administrative expenses	5,513,469	1,160,147	960,531	7,634,147
Indirect depreciation expense	—	—	112,640	112,640
Intangible asset amortization expenses	311,547	54,720	—	366,267
Segment indirect operating expenses	5,825,016	1,214,867	1,073,171	8,113,054
Segment income from operations	1,692,595	4,138,154	373,422	6,204,171
Segment operating margin percentage	2.4%	9.3%	2.7%	4.8%
Corporate and non-allocated costs				1,567,530
Corporate depreciation expense				4,721
Total consolidated income from operations				$4,631,920

Variance Between Three Months Ended June 30, 2026 and 2025

	Underground
	Infrastructure	Industrial	Building
	Construction	Construction	Construction	Total

Revenues	$16,055,060	$9,632,869	$716,414	$26,404,343

Segment direct operating expenses (excluding depreciation)	15,462,707	7,260,624	1,131,802	23,855,133
Direct depreciation expense	169,333	45,250	—	214,583
Segment gross profit	423,020	2,326,995	(415,388)	2,334,627
Segment gross profit percentage	2.6%	24.2%	(58.0)%	8.8%
Selling, general, and administrative expenses	(17,504)	130,416	246,558	359,470
Indirect depreciation expense	—	—	22,211	22,211
Intangible asset amortization expenses	136,735	36,558	—	173,293
Segment indirect operating expenses	119,231	166,974	268,769	554,974
Segment income from operations	303,789	2,160,021	(684,157)	1,779,653
Segment operating margin percentage	1.9%	22.4%	(95.5)%	6.7%
Corporate and non-allocated costs				312,482
Corporate depreciation expense				3,304
Total consolidated income from operations				$1,463,867

Nine Months Ended June 30, 2026

	Underground
	Infrastructure	Industrial	Building
	Construction	Construction	Construction	Total

Revenues	$186,885,975	$114,821,093	$35,584,502	$337,291,570

Segment direct operating expenses (excluding depreciation)	157,591,501	99,801,182	31,611,363	289,004,046
Direct depreciation expense	7,766,653	1,977,518	—	9,744,171
Segment gross profit	21,527,821	13,042,393	3,973,139	38,543,353
Segment gross profit percentage	11.5%	11.4%	11.2%	11.4%
Selling, general, and administrative expenses	15,449,819	3,295,886	3,062,012	21,807,717
Indirect depreciation expense	—	—	337,914	337,914
Intangible asset amortization expenses	898,002	164,160	—	1,062,162
Segment indirect operating expenses	16,347,821	3,460,046	3,399,926	23,207,793
Segment income from operations	$5,180,000	$9,582,347	$573,213	$15,335,560
Segment operating margin percentage	2.8%	8.3%	1.6%	4.5%
Corporate and non-allocated costs				4,722,470
Corporate depreciation expense				9,994
Total consolidated income from operations				$10,603,096

Variance Between Nine Months Ended June 30, 2026 and 2025

	Underground
	Infrastructure	Industrial	Building
	Construction	Construction	Construction	Total

Revenues	$46,137,023	$11,685,523	$(1,457,826)	$56,364,720

Segment direct operating expenses (excluding depreciation)	32,193,692	7,191,284	(532,925)	38,852,051
Direct depreciation expense	1,215,125	78,231	—	1,293,356
Segment gross profit	12,728,206	4,416,008	(924,901)	16,219,313
Segment gross profit percentage	27.6%	37.8%	63.4%	28.8%
Selling, general, and administrative expenses	379,361	301,997	770,418	1,451,776
Indirect depreciation expense	—	—	80,046	80,046
Intangible asset amortization expenses	456,905	145,998	—	602,903
Segment indirect operating expenses	836,266	447,995	850,464	2,134,725
Segment income from operations	11,891,940	3,968,013	(1,775,365)	14,084,588
Segment operating margin percentage	25.8%	34.0%	121.8%	25.0%
Corporate and non-allocated costs				198,047
Corporate depreciation expense				5,232
Total consolidated income from operations				$13,881,309

Underground Infrastructure Construction

Revenues. Revenues increased by $16.1 million and $46.1 million for the three and nine months ended June 30, 2026, respectively, compared to the same periods in 2025. The increases primarily reflected higher construction activity within the Company’s natural gas and water distribution business lines, together with the earlier commencement of natural gas transmission projects during fiscal 2026.

Income from operations. Income from operations increased by $304,000 and $11.9 million for the three and nine months ended June 30, 2026, respectively, compared to the same periods in 2025. The increases primarily reflected higher construction activity, together with improved project execution across the Company’s underground infrastructure operations.

Industrial Construction

Revenues. Revenues increased by $9.6 million and $11.7 million for the three and nine months ended June 30, 2026, respectively, compared to the same periods in 2025. The increases primarily reflected higher levels of electrical and mechanical construction activity.

Income from operations. Income from operations increased by $2.2 million and $4.0 million for the three and nine months ended June 30, 2026, respectively, compared to the same periods in 2025. The increases primarily reflected improved project execution, higher project margins, and a more profitable mix of electrical and mechanical construction work.

Building Construction

Revenues. Revenues increased by $716,000 for the three months ended June 30, 2026, compared to the same period in 2025, and decreased by $1.5 million for the nine months ended June 30, 2026, compared to the same period in 2025. The quarterly increase primarily reflected the timing of construction activity on active projects, while the year-to-date decrease primarily reflected the completion of several significant projects during fiscal 2025 and lower construction activity as newly awarded projects transitioned into active construction during fiscal 2026.

Income from operations. Income from operations decreased by $684,000 and $1.8 million for the three and nine months ended June 30, 2026, respectively, compared to the same periods in 2025. The decreases primarily reflected lower project profitability and reduced absorption of fixed operating costs as newly awarded projects transitioned into active construction during fiscal 2026.

Corporate and Non-Allocated Costs

Corporate and non-allocated costs increased by $320,000 and $205,000 for the three and nine months ended June 30, 2026, respectively, compared to the same periods in 2025. The increases primarily reflected additional personnel costs associated with the expansion of the Company’s corporate safety and risk management functions, partially offset by normal fluctuations in other corporate overhead costs.

The Company’s disaggregated revenue presentation differs slightly from its reportable segment presentation because the Industrial Construction and Building Construction reportable segments are combined within the Electrical, Mechanical and General revenue category. In addition, one legal entity within the Underground Infrastructure Construction reportable segment performs certain services that are classified within the Electrical, Mechanical and General revenue category. These differences are not material to the Company’s reportable segment results.

Comparison of Financial Condition at June 30, 2026 and September 30, 2025

Total assets increased to $219.5 million at June 30, 2026 from $215.2 million at September 30, 2025. The increase primarily reflected higher contract assets, retainage receivable, cash and cash equivalents, and prepaid expenses, partially offset by lower accounts receivable and the amortization of intangible assets.

Working capital remained strong at June 30, 2026. Accounts receivable, net of the allowance for doubtful accounts, decreased $11.4 million to $64.6 million, primarily reflecting the timing of customer collections and project billings. Contract assets increased $9.4 million to $43.9 million, primarily reflecting the timing of revenue recognized in excess of billings on construction contracts as projects progressed during the period. Retainage receivable increased $2.9 million to $18.9 million, consistent with the Company’s level of construction activity and the timing of retainage billings.

The Company continued to invest in its operating platform during the period. Capital expenditures totaled approximately $7.6 million, primarily for construction equipment, while net property and equipment remained relatively consistent as depreciation substantially offset these investments.

The Company further strengthened its balance sheet through significant debt reduction. Current and long-term debt, excluding lines of credit and short-term borrowings, decreased $26.9 million to $34.9 million at June 30, 2026, primarily reflecting principal repayments during the period. Total liabilities decreased $20.5 million to $135.4 million, while shareholders’ equity increased $24.8 million to $84.1 million, primarily reflecting the February 2026 equity offering and net income generated during the period.

Overall, the Company believes its balance sheet remains well positioned to support ongoing operations, capital investment, and future growth opportunities.

Liquidity and Capital Resources

The Company’s primary sources of liquidity include cash generated from operations, borrowings available under its revolving credit facility, equipment financing arrangements and access to the capital markets. Primary uses of liquidity include funding working capital, capital expenditures, strategic acquisitions, debt service, dividend payments and share repurchases. Management believes that cash generated from operations, together with existing cash balances and available borrowings under its revolving credit facility, will be sufficient to fund the Company’s anticipated operating, investing and financing requirements for at least the next twelve months. Working capital requirements are significantly influenced by the timing of project billings, customer collections, subcontractor and supplier payments, and contract retainage balances.

Cash Flows

Net cash provided by operating activities for the nine months ended June 30, 2026 was $19.5 million, reflecting earnings from operations, partially offset by changes in working capital associated with the timing of customer billings, collections and payments to suppliers and subcontractors. The $7.1 million net cash used in investing activities primarily reflected purchases of construction equipment and fleet assets. Net cash used in financing activities of $10.0 million primarily reflected repayments of borrowings under the Company’s revolving credit facility and other debt obligations, dividend payments and share repurchases, partially offset by the net proceeds from the February 2026 equity offering.

Revolving Credit Facility

Effective June 28, 2026, the Company renewed its $30.0 million revolving credit facility with a maturity date of June 28, 2028. At June 30, 2026, borrowings outstanding under the facility totaled $12.3 million, compared to $24.8 million at September 30, 2025. Based on the borrowing base calculation, approximately $9.7 million remained available under the facility at June 30, 2026. The revolving credit facility contains customary financial covenants, including a minimum Fixed Charge Coverage Ratio and a maximum Senior Funded Debt to EBITDA ratio, with which the Company was in compliance as of June 30, 2026. Management expects to remain in compliance with these covenants over the next twelve months. The available borrowing capacity under the revolving credit facility provides the Company with an important source of liquidity and financial flexibility.

Equity Offering

On February 20, 2026, the Company completed an underwritten public offering of 1,740,000 shares of common stock at a public offering price of $11.50 per share, generating net proceeds of approximately $18.4 million after underwriting discounts, commissions and offering expenses. On February 24, 2026, the underwriter exercised its over-allotment option to purchase an additional 261,000 shares, providing approximately $2.8 million of additional net proceeds before certain offering expenses. The Company used or expects to use the net proceeds to fund strategic growth initiatives, working capital requirements and general corporate purposes.

Debt and Capital Resources

During the nine months ended June 30, 2026, the Company continued to reduce outstanding indebtedness through scheduled principal repayments while investing in equipment to support future growth. Management believes its capital structure provides sufficient financial flexibility to fund ongoing operations, capital expenditures, strategic growth opportunities and working capital requirements. Capital expenditures during the period primarily consisted of investments in construction equipment and fleet assets. Management expects future capital expenditures to remain focused on equipment replacement, fleet modernization and selective investments that improve operational efficiency. Additional information regarding the Company’s debt arrangements and lease obligations is included in the accompanying Notes 13 and 16, respectively, to the consolidated financial statements.

Paycheck Protection Program Loans

As previously disclosed, the U.S. Small Business Administration (“SBA”) continues to review the Company’s previously forgiven Paycheck Protection Program (“PPP”) loans. Pending final resolution of the matter, the Company has recorded a liability for the full amount of the PPP loans together with accrued interest. Although the timing and outcome of the SBA’s review remain uncertain, management continues to cooperate fully with the SBA and believes it has responded to all requests for information. Any determination requiring repayment of the PPP loans or the assessment of penalties could adversely affect the Company’s financial condition, results of operations and cash flows. Additional information is included in Note 3 to the accompanying consolidated financial statements.

Capital Allocation

The Company’s capital allocation strategy is designed to maintain financial flexibility while investing in long-term growth and enhancing shareholder value. Management’s priorities include funding organic growth opportunities, investing in equipment and technology, pursuing strategic acquisitions, reducing leverage when appropriate, and returning capital to shareholders through dividends and opportunistic share repurchases. Management regularly evaluates these priorities in light of market conditions, liquidity requirements and opportunities to enhance long-term shareholder value.

Off-Balance Sheet Arrangements

The Company enters into certain off-balance sheet arrangements in the ordinary course of business that are customary within the construction industry. Management does not believe these arrangements are reasonably likely to have a material effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources. These arrangements include the following:

Letters of Credit

Certain customers or vendors may require the Company to provide letters of credit to secure contractual obligations or payments to subcontractors and vendors on various projects. At June 30, 2026, the Company had no letters of credit outstanding.

Performance Bonds

Certain customers, particularly governmental agencies and new customers, require the Company to obtain bid, performance and payment bonds in connection with construction contracts. These bonds are issued by surety companies and guarantee the Company’s performance under its contracts and payment of subcontractors and suppliers. If the Company fails to perform or satisfy its payment obligations, the surety may be required to make payments under the bond, and the Company would be obligated to reimburse the surety for any amounts paid.

The Company maintains a bonding program with a national surety provider that management believes is sufficient to support its current operations. Depending on the size and terms of future contracts, the Company may be required to provide letters of credit or other collateral to support its bonding capacity, which could reduce available borrowing capacity. Management does not anticipate any material claims against its surety program. At June 30, 2026, the Company had approximately $107.9 million of performance bonds outstanding.

Concentration of Credit Risk

In the ordinary course of business, the Company extends credit to customers under customary payment terms, generally without requiring collateral. The Company’s customers primarily consist of natural gas and oil companies, utilities, general contractors, and commercial and industrial customers located throughout the United States. As a result, the Company is exposed to credit risk associated with the financial condition of these customers and general economic conditions affecting the industries in which they operate.

The Company manages its credit risk through ongoing evaluation of customer creditworthiness, active monitoring of outstanding receivable balances, and collection efforts. In addition, the Company generally has statutory lien rights related to services performed. Under certain circumstances, such as foreclosure proceedings, the Company may obtain title to underlying assets in satisfaction of outstanding receivable balances.

Please see the tables below for customers that represent 10.0% or more of the Company’s revenue for the three and nine months ended June 30, 2026 and 2025:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
Revenue	2026	2025	2026	2025
NiSource and subsidiaries	13.8%	*	11.3%	*
American Water	*	12.1%	*	11.3%
All other	86.2%	87.9%	88.7%	88.7%
Total	100.0%	100.0%	100.0%	100.0%

*Less than 10.0% and included in “All other” if applicable

Please see the tables below for customers that represent 10.0% or more of the Company’s accounts receivable, net of retention at June 30, 2026 and September 30, 2025:

Accounts receivable, net of retention	at June 30, 2026	at September 30, 2025
TransCanada Corporation	*	13.9%
All other	100.0%	86.1%
Total	100.0%	100.0%

*Less than 10.0% and included in “All other” if applicable

Litigation

On November 12, 2021, the Company received a withdrawal liability claim from a pension plan to which the Company made pension contributions for union construction employees performing covered work in a particular jurisdiction. The Company has not performed covered work in their jurisdiction since 2011; however, the Company disagrees with the withdrawal claim and believes it is covered by an exemption under federal law. The demand called for thirty-four quarterly installment payments of $41,000 starting March 15, 2021. The Company complied with the demand according to federal pension law; however, the Company firmly believes no withdrawal liability exists. The Company is in negotiations with the pension fund to resolve the matter and all future payments have been suspended as part of the negotiation. The Company has expensed all $164,000 in payments made through September 30, 2022 and does not expect any future liabilities related to this claim. The Company did not make any payments during the three and nine months ended June 30, 2026 or 2025.

Other than described above, at June 30, 2026, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties, or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At June 30, 2026, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

On April 29, 2022, the Company entered into a $1.0 million promissory note agreement with Corns Enterprises as partial consideration for the purchase of Tri-State Paving. This four-year agreement requires $250,000 principal installment payments on or before the end of each twelve (12) full calendar month period beginning April 29, 2022. Interest payments due will be calculated on the principal balance remaining and will be at the stated rate of 3.5% per year. The Company has made $750,000 in principal payments on this note as of June 30, 2026. Final payment on this note was made in April 2026.

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

CJ Hughes entered into an agreement, cancelable at any time, with Construction Specialty Services (“CSS”), which is owned by Chuck Austin, the President of CJ Hughes. CSS rents equipment, periodically, to and as requested by CJ Hughes. The equipment rental rates are below the rates that the equipment can be rented from any unaffiliated rental company. CJ Hughes is not obliged to rent any equipment and does so only when CJ Hughes does not have equipment available of its own and would otherwise need to rent such equipment as the demand increases throughout the construction season. For the three months ended June 30, 2026 and 2025, the rental amounts for these specific periods were $111,000, and $74,000, respectively. For the nine months ended June 30, 2026 and 2025, the rental amounts for these specific periods were $329,000, and $250,000, respectively.

Other than mentioned above, there were no new material related party transactions entered into during the three and nine months ended June 30, 2026.

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

Inflation

Most significant project materials, such as pipe or electrical wire, are provided by the Company’s customers. When possible, the Company attempts to lock in pricing with vendors and include qualifications regarding material cost increases in bids. Where allowed by contract, the Company will address fuel cost increases with customers. Significant inflation or supply chain issues could cause customers to delay or cancel planned projects; however, inflation did not have a significant effect on our results for the three and nine months ended June 30, 2026 and 2025.

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

The following table presents our costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings at June 30, 2026 and September 30, 2025:

	June 30, 2026	September 30, 2025
Costs incurred on contracts in progress	$565,061,543	$471,208,654
Estimated earnings, net of estimated losses	99,663,389	71,159,322
	664,724,932	542,367,976
Less billings to date	647,990,300	536,231,730
	$16,734,632	$6,136,246

Costs and estimated earnings in excess of billed on uncompleted contracts	$43,901,138	$34,455,011

Less billings in excess of costs and estimated earnings on uncompleted contracts	27,166,506	28,318,765

	$16,734,632	$6,136,246

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

Materially incorrect estimates of bad debt reserves could result in an unexpected loss in profitability for the Company. Additionally, frequently changing reserves could be an indication of risky or unreliable customers. At June 30, 2026, the management review deemed that the allowance for credit losses was adequate.

Please see the allowance for credit losses table below as of and for the nine months ended June 30, 2026 and as of fiscal year ended September 30, 2025:

	June 30, 2026	September 30, 2025
Balance at beginning of period	$521,616	$738,526
Charged to expense	—	423,750
Deductions for uncollectible receivables written off, net of recoveries	(61,593)	(640,660)
Balance at end of period	$458,023	$521,616

Impairment of goodwill and intangible assets

The Company follows the guidance of Accounting Standards Codification (“ASC”) 350-20-35-3 “Intangibles-Goodwill and Other (Topic 350)” which requires a company to record an impairment charge based on the excess of a reporting unit’s carrying amount of goodwill over its fair value. Under the current guidance, companies can first choose to assess any impairment based on qualitative factors (Step 0). If a company fails this test or decides to bypass this step, it must proceed with a quantitative assessment of goodwill impairment. The Company did not have a goodwill impairment at June 30, 2026.

Materially incorrect estimates could cause an impairment of goodwill or intangible assets and result in a loss in profitability for the Company.

A table of the Company’s intangible assets subject to amortization at June 30, 2026 and September 30, 2025 is below:

			Accumulated	Accumulated	Amortization	Amortization	Amortization	Amortization
	Remaining Life		Amortization	Amortization	and Impairment	and Impairment	and Impairment	and Impairment
	(in months) at		and Impairment	and Impairment	Three Months	Three Months	Nine Months	Nine Months	Net Book Value	Net Book Value
	June 30,		at June 30,	at September 30,	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,	at June 30,	at September 30,
	2026	Original Cost	2026	2025	2026	2025	2026	2025	2026	2025
Intangible assets:
West Virginia Pipeline:
Customer relationships	54	$2,209,724	1,215,345	$1,049,610	55,245	55,245	165,735	165,735	$994,379	$1,160,114
Tradename	54	263,584	144,979	125,215	6,588	6,588	19,764	19,764	118,605	138,369
Non-competes	—	83,203	83,203	83,203	—	—	—	—	—	—

Heritage Painting
Customer relationships	36	121,100	48,432	30,270	6,054	6,054	18,162	18,162	72,668	90,830

Tri-State Paving:
Customer relationships	70	1,649,159	673,407	563,463	27,486	41,229	109,944	123,687	975,752	1,085,696
Tradename	70	203,213	82,979	69,431	3,387	5,081	13,548	15,241	120,234	133,782
Non-competes	—	39,960	39,960	39,960	—	—	—	—	—	—

Tribute Contracting & Consultants
Non-compete 1	101	520,000	82,367	43,333	13,036	13,472	39,034	31,434	437,633	476,667
Non-compete 2	77	10,000	1,992	1,042	326	259	950	605	8,008	8,958
Tradename	41	80,000	25,347	13,333	4,016	2,073	12,014	4,836	54,653	66,667
Backlog	5	1,320,000	1,044,932	550,000	164,932	34,198	494,932	79,795	275,068	770,000

Rigney Digital Systems
Tradename	123	657,100	44,802	—	14,934	—	44,802	—	612,298	657,100
Backlog	15	260,600	97,722	—	32,574	—	97,722	—	162,878	260,600
Non-compete	111	46,300	3,474	—	1,158	—	3,474	—	42,826	46,300

Total intangible assets		$7,463,943	$3,588,941	$2,568,860	$329,736	$164,199	$1,020,081	$459,259	$3,875,002	$4,895,083

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

The Company’s depreciation expenses for the three months ended June 30, 2026 and 2025 were $3.4 million and $3.1 million, respectively. The Company’s depreciation expenses for the nine months ended June 30, 2026 and 2025 were $10.1 million and $8.7 million, respectively In general, depreciation is included in “cost of revenues” on the Company’s consolidated statements of income.

The Company’s amortization expenses for the three months ended June 30, 2026 and 2025 were $329,736 and $164,199, respectively. The Company’s amortization expenses for the nine months ended June 30, 2026 and 2025 were $1,020,081 and $459,259, respectively. In general, amortization is included in “cost of revenues” on the Company’s consolidated statements of income.

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

The effective income tax rate for the three months ended June 30, 2026 was 18.5%, as compared to 6.2%, for the same period in 2025. The effective income tax rate for the nine months ended June 30, 2026 was 25.1%, as compared to 29.5%, for the same period in 2025. Effective income tax rates are estimates and may vary from period to period due to changes in the amount of taxable income and non-deductible expenses.

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

The Company had $688,000 and $6.9 million of federal net operating loss carryforwards at June 30, 2026 and September 30, 2025, respectively. The Company had $31.9 million and $41.9 million of state net operating loss carryforwards at June 30, 2026 and September 30, 2025, respectively. The state net operating loss carryforwards begin to expire in 2026.

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

Subsequent Events

On July 15, 2026, the Company paid a quarterly dividend of $0.04 per common share to shareholders of record as of June 30, 2026.

Management has evaluated all subsequent events for accounting and disclosure. There have been no other material events during the period, other than noted above, that would either impact the results reflected in the report or the Company’s results going forward.

Outlook

The following discussion contains forward-looking statements. Actual results may differ materially from those discussed below due to a number of risks and uncertainties.

The Company continues to experience a favorable bidding environment across its core markets, including water and wastewater infrastructure, natural gas transmission and distribution, and electrical, mechanical and general construction services. Management believes these markets continue to benefit from sustained public and private infrastructure investment, utility modernization initiatives, and increased industrial and commercial construction activity. The Company also continues to see opportunities in data center development and other infrastructure-related projects within its geographic footprint.

At June 30, 2026, the Company’s unaudited backlog totaled $286.6 million, compared to $280.7 million at June 30, 2025, and $259.7 million at September 30, 2025. Management believes its backlog reflects continued demand across its diversified end markets and provides meaningful visibility into near-term revenue outlook. The Company’s backlog remains well diversified across its service offerings and customer base, reducing dependence on any single project or market.

Backlog within the Company’s Gas & Water Distribution and Gas & Petroleum Transmission segments totaled $148.0 million at June 30, 2026. The Company continues to receive a healthy level of bidding opportunities in these markets and expects demand to remain supported by ongoing investment in utility infrastructure and energy transmission projects.

Backlog within the Company’s Electrical, Mechanical & General Construction Services segment totaled $138.6 million at June 30, 2026. Management continues to pursue opportunities on larger commercial, industrial and infrastructure projects and believes market conditions remain favorable.

Included in backlog at June 30, 2026 is approximately $70.0 million of recurring maintenance and blanket contract work expected to be performed over the next twelve months. Of the remaining $216.6 million of project-specific backlog, management expects approximately $200.0 million to be recognized as revenue over the next twelve months, subject to normal project execution and scheduling.

While management is encouraged by current bidding activity and backlog levels, the timing and conversion of backlog into revenue remain subject to customer funding, permitting, project scheduling, weather conditions, labor availability, supply chain factors and other risks beyond the Company’s control. Accordingly, there can be no assurance that anticipated projects will be awarded, proceed as scheduled, or ultimately be completed on expected timelines.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

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

There has been no change in Energy Services of America Corporation’s internal control over financial reporting during Energy Services of America Corporation’s third quarter of fiscal year 2026 that has materially affected, or is reasonably likely to materially affect, Energy Services of America Corporation’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

On November 12, 2021, the Company received a withdrawal liability claim from a pension plan to which the Company made pension contributions for union construction employees performing covered work in a particular jurisdiction. The Company has not performed covered work in their jurisdiction since 2011; however, the Company disagrees with the withdrawal claim and believes it is covered by an exemption under federal law. The demand called for thirty-four quarterly installment payments of $41,000 starting March 15, 2021. The Company must comply with the demand under federal pension law; however, the Company firmly believes no withdrawal liability exists. The Company is in negotiations with the pension fund to resolve the matter and all future payments have been suspended as part of the negotiation. The Company has expensed all $164,000 in payments made through September 30, 2022 and does not expect any future liabilities related to this claim. The Company did not make any payments during the three and nine months ended June 30, 2026 and 2025.

Other than described above, at June 30, 2026, the Company was not involved in any legal proceedings other than in the ordinary course of business. The Company is a party from time to time to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties, or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims, and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. At June 30, 2026, the Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. Risk Factors

Please see the information disclosed in the “Risk Factors” section of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on December 15, 2025. There have been no material changes to the risk factors since the filing of the Annual Report on Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)	There have been no unregistered sales of equity securities during the period covered by the report.
(b)	None.
(c)	The table below summarizes the Company’s repurchased shares of its common stock during the three months ended June 30, 2026:

				Value of Shares	Maximum Number of
				Purchased as Part of	Shares That May Yet Be
	Total Number of Shares		Average Price	Publicly Announced	Purchased Under the
Period	Purchased		Paid Per Share	Plans or Programs	Plans or Programs (1)
Beginning					680,752
April 2026	—		$—	$—	680,752
May 2026	—		$—	$—	680,752
June 2026	498	(2)	$7.48	$—	680,752
Total	498		$7.48	$—
(1)	On July 6, 2022, the Company’s Board of Directors authorized a share repurchase program (the “Program”), pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate repurchase amount not to exceed 1,000,000 shares, which was approximately 6.0% of its outstanding common stock as of the date of the announcement. The Program does not obligate the Company to purchase any number of shares, and there is no guarantee as to the exact number of shares to be repurchased by the Company.
(2)	Tax settlement on vested Restricted Stock Awards. Repurchases do not affect the maximum number of shares that may yet be purchased under the Program.

ITEM 5. Other Information

During the third fiscal quarter of 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

ENERGY SERVICES OF AMERICA CORPORATION

Date:	August 10, 2026	By:	/s/ Douglas V. Reynolds
Douglas V. Reynolds
Chief Executive Officer

Date:	August 10, 2026	By:	/s/ Charles P. Crimmel
Charles P. Crimmel
Chief Financial Officer